Form 10-Q
period 1996-03-31
TETRA TECH INC
filed 1996-05-08
CIK 831641

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996                    Commission File Number
                                                                     0-19655


                               TETRA TECH, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)



           Delaware                                   95-4148514
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



           670 NORTH ROSEMEAD BOULEVARD, PASADENA, CALIFORNIA  91107
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (818) 449-6400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes  X    No
                    ---      ---

Number of shares of Common Stock outstanding
as of  April 26, 1996:  11,273,081

                               TETRA TECH, INC.

                                     INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

  Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                        3

              Condensed Consolidated Statements of Income                  4

              Condensed Consolidated Statements of Cash Flows              5

              Notes to the Condensed Consolidated Financial Statements     7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               11

  Signatures                                                              12

                        PART I.  FINANCIAL INFORMATION
Item 1.
- - -------
                               Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


   $ in thousands, except share data                 March  31,    October 1,
                                                        1996          1995
                                                     ----------    ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................  $ 5,734       $13,130
  Accounts receivable - net...........................   24,756        26,975
  Unbilled  receivables - net.........................   24,985        25,529
  Prepaid and other current assets....................    3,019         1,869
  Deferred income tax benefit.........................    1,680         4,758
                                                        -------       -------
     Total Current Assets.............................   60,174        72,261

PROPERTY AND EQUIPMENT:
  Leasehold improvements..............................      679           433
  Equipment, furniture and fixtures...................   12,365        10,959
                                                        -------       -------
     Total............................................   13,044        11,392
  Accumulated depreciation............................   (6,193)       (5,001)
                                                        -------       -------
PROPERTY AND EQUIPMENT - NET..........................    6,851         6,391

INTANGIBLE ASSETS - NET...............................   21,663        14,044

OTHER ASSETS..........................................    2,250           234
                                                        -------       -------

TOTAL ASSETS..........................................  $90,938       $92,930
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................  $11,421       $14,820
  Accrued compensation................................    6,788         8,287
  Other current liabilities...........................    3,173         2,954
  Purchase price payable..............................        0         5,000
  Current portion of long-term obligations............       45         1,000
  Income taxes payable................................        0           328
                                                        -------       -------
     Total Current Liabilities........................   21,427        32,389

Long-term obligations.................................   13,000        19,045

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized,
   2,000,000 shares; none issued and
   outstanding........................................
  Common stock - authorized, 15,000,000 shares
   of $0.1 par value; issued and outstanding
   11,264,858 and 10,588,247 shares at
   March 31, 1996 and October 1, 1995, respectively...      113           106
  Additional paid-in capital..........................   32,501        21,819
  Retained earnings...................................   23,897        19,571
                                                        -------       -------

TOTAL STOCKHOLDERS' EQUITY............................   56,511        41,496
                                                        -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $90,938       $92,930
                                                        =======       =======

  See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


$ in thousands, except share data         Three Months Ended         Six Months Ended
                                        ----------------------    ----------------------
                                         March 31,    April 2,    March 31,     April 2,
                                           1996         1995        1996          1995
                                        ----------    --------    ---------     --------
Gross Revenue...........................   $53,929     $27,852     $108,091     $55,498
  Subcontractor costs...................    13,853       6,701       29,992      14,400
                                           -------     -------     --------     -------
Net Revenue.............................    40,076      21,151       78,099      41,098

Cost of Net Revenue.....................    30,676      15,907       60,159      30,957
                                           -------     -------     --------     -------
Gross Profit............................     9,400       5,244       17,940      10,141

Selling, General and Administrative
  Expenses..............................     4,963       2,524        9,484       4,907
Goodwill Amortization...................       318         107          607         218
                                           -------     -------     --------     -------
Income From Operations..................     4,119       2,613        7,849       5,016

Interest Expense........................       361           4          820          11
Interest Income.........................       (70)       (205)        (181)       (394)
                                           -------     -------     --------     -------
Income Before Income Taxes..............     3,828       2,814        7,210       5,399

Income Tax Expense......................     1,531       1,126        2,884       2,160
                                           -------     -------     --------     -------

Net Income..............................   $ 2,297     $ 1,688     $  4,326     $ 3,239
                                           =======     =======     ========     =======

Net Income Per Common Share.............   $  0.20     $  0.16     $   0.38       $0.30
                                           =======     =======     ========     =======

Shares Used in Per Share Calculations...    11,603      10,759       11,462      10,755
                                           =======     =======     ========     =======

  See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


$ in thousands
                                                        Six Months Ended
                                                     ----------------------
                                                     March 31,     April 2,
                                                       1996          1995
                                                     ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income.........................................   $  4,326     $ 3,239

Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation..................................      1,276         703
     Amortization..................................        607         218
     Other.........................................          2         (76)

Changes in operating assets and liabilities,
 net of effects of acquisition:
     Accounts receivable...........................     10,961         780
     Unbilled receivables..........................       (485)      3,514
     Prepaid and other assets......................       (294)       (937)
     Accounts payable..............................     (6,077)     (4,045)
     Accrued compensation..........................     (1,954)       (414)
     Other current liabilities.....................         41         (10)
     Income taxes payable..........................     (1,400)     (1,051)
                                                      --------     -------
        Net Cash Provided By Operating
         Activities................................      7,003       1,921

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for short-term investment..................        ---      (3,003)
Capital expenditures...............................     (1,062)       (707)
Proceeds from sale of property and
 equipment.........................................         41           8
Payments for business acquisitions, net
 of cash acquired..................................     (6,748)        ---
                                                      --------     -------
        Net Cash Used In Investing
         Activities................................     (7,769)     (3,702)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt.........................    (12,003)        ---
Proceeds from issuance of long-term debt...........      5,003         ---
Payments on obligations under capital
 leases............................................         (6)        ---
Net proceeds from issuance of common
 stock.............................................        376          93
Payments to acquire treasury stock.................        ---         (82)
                                                      --------     -------
        Net Cash (Used In) Provided By
         Financing Activities......................     (6,630)         11
                                                      --------     -------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS.......................................     (7,396)     (1,770)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD.........................................     13,130      15,890
                                                      --------     -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD............................................   $  5,734     $14,120
                                                      ========     =======

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


$ in thousands
                                                        Six Months Ended
                                                     ----------------------
                                                     March 31,     April 2,
                                                       1996          1995
                                                     ----------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest......................................   $    796      $    9
     Income taxes..................................   $  4,285      $2,719

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING  ACTIVITIES:
 In November 1995, the Company
  purchased all of the capital stock of
  KCM, Inc.  In conjunction with this
  acquisition, liabilities were
  assumed as follows:
     Fair value of assets acquired.................   $ 20,393
       Cash paid...................................     (2,645)
       Issuance of common stock....................    (10,313)
       Other acquisition costs.....................       (415)
                                                      --------
          Liabilities assumed......................   $  7,020
                                                      ========

  See accompanying notes to the condensed consolidated financial statements.

                               TETRA TECH, INC.


           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of income and the condensed statements of cash flows for the three-month and six-month periods ended March 31, 1996 and April 2, 1995 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended October 1, 1995.

     The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 1996.

     The computation of net income per common share is based upon the weighted average number of shares outstanding, including the effects of common stock equivalents (common stock options), and, on a retroactive basis, a 5-for-4 stock split, effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on June 23, 1995 for each four shares outstanding as of the record date of June 9, 1995.


2.   CURRENT ASSETS
     --------------

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totalled $5,038,000 at March 31, 1996.


3.   ACQUISITIONS
     ------------

     In September 1995, the Company acquired 100% of the capital stock of PRC Environmental Management, Inc. ("EMI"), a scientific and information technology firm, from PRC Inc. The acquisition was accounted for as a purchase. The purchase price, estimated at $40,000,000 is subject to adjustment based upon the Net Asset Value of the Business on September 14, 1995 as described in the related purchase agreement. From the effective acquisition date, the results of EMI operations have been included in the Company's condensed consolidated financial statements.

     In November 1995, the Company acquired 100% of the capital stock of KCM, Inc. ("KCM"), an engineering services firm specializing in areas of water quality, water and wastewater systems, surface water management, fisheries and facilities. The acquisition was accounted for as a purchase. The purchase price of $12,958,000 consists of cash and Company stock which was issued under Regulation D under the Securities Act of 1933, as amended, and had a value of $10,313,000. From the effective acquisition date, the results of KCM operations have been included in the Company's condensed consolidated financial statements.

     The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 20 years and is included under the caption "Intangible Assets-Net" in the accompanying consolidated balance sheets. The final determination of such excess is subject to a financial determination of the value of the net assets acquired and the purchase price.

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired EMI and KCM on October 3, 1994:

                                               Pro Forma Six Months Ended
                                               --------------------------
                                            March 31, 1996      April 2, 1995
                                            --------------      -------------
                                         ($ in thousands, except per share data)
     Gross revenue                             $110,142           $115,967
     Income before income taxes                   7,370              5,873
     Net income                                   4,423              3,523
     Net income per share                          0.38               0.31
     Weighted average shares outstanding         11,613             11,387

Item 2.
- - -------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:


                                      % Relationship to Net Revenue                 % Relationship to Net Revenue
                                      -----------------------------                 -----------------------------
                                               Quarter Ended           Period to          Six Months Ended           Period to
                                               -------------            Period            ----------------            Period
                                      Mar. 31, 1996    Apr. 2, 1995     Change      Mar. 31, 1996   Apr. 2, 1995      Change
                                      -------------    ------------    ---------    -------------   ------------     ---------

Net revenue                                100.0%          100.0%        89.5%           100.0%         100.0%          90.0%
Cost of net revenue                         76.5            75.2         92.8             77.0           75.3           94.3
                                           -----           -----       ------            -----          -----         ------
Gross profit                                23.5            24.8         79.3             23.0           24.7           76.9
Selling, general and
  administrative expenses                   13.2            12.4        100.7             12.9           12.4           96.9
                                           -----           -----       ------            -----          -----         ------
Income from operations                      10.3            12.4         57.6             10.1           12.3           56.5
Net interest (expense) income               (0.8)            0.9       (144.8)            (0.8)           0.9         (166.8)
                                           -----           -----       ------            -----          -----         ------
Income before income taxes                   9.5            13.3         36.0              9.3           13.2           33.5
Income tax expense                           3.8             5.3         36.0              3.7            5.3           33.5
                                           -----           -----       ------            -----          -----         ------
Net income                                   5.7%            8.0%        36.1%             5.6%           7.9%          33.6%
                                           =====           =====       ======            =====          =====         ======

Gross revenue increased by 93.6% to $53,929,000 for the three months ended March 31, 1996 compared to $27,852,000 for the comparable prior year period. For the six months ended March 31, 1996, gross revenue increased by 94.8% to $108,091,000 from $55,498,000 in the prior year. Net revenue increased by 89.5% to $40,076,000 for the quarter from $21,151,000 a year ago. For the six months ended March 31, 1996, net revenue increased by 90.0% to $78,099,000 from $41,098,000 last year. For both gross and net revenue, growth in actual dollars was experienced in all client sectors. The percentage of the Company's net revenue attributable to the Federal government, state and local government, commercial clients, and international clients was affected by the acquisitions of PRC Environmental Management, Inc. ("EMI") and KCM, Inc. (the "Acquisitions"). The following table presents the percentage of net revenue for each client sector:


                                                 Percentage of Net Revenue
                              ---------------------------------------------------------------
                                      Quarter Ended                   Six Months Ended
                              ------------------------------   ------------------------------
Client Sector                 March 31, 1996   April 2, 1995   March 31, 1996   April 2, 1995
- - ---------------------------   --------------   -------------   --------------   -------------
Federal government                  61              55               63              52

State & local government            18              11               16              12

Commercial                          19              34               19              36

International                        2              --                2              --

For the quarter ended March 31, 1996, the Acquisitions contributed $19,729,000 in net revenue growth, of which $13,908,000 was in the Federal government sector, and $4,499,000 was in the state and local government sector. For the six months ended, the Acquisitions contributed $37,775,000 in net revenue growth of which $27,983,000 was in the Federal government sector, and $7,238,000 was in the state and local government sector.

Cost of net revenue increased 92.8% to $30,676,000 for the three months ended March 31, 1996 compared to $15,907,000 for the comparable prior year period.
For the six months ended March 31, 1996, cost of net revenue increased 94.3% to $60,159,000 from $30,957,000 in the prior year. As a percentage of net revenue, cost of net revenue increased in the quarter and six months from 75.2% and 75.3% last year to 76.5% and 77.0% this year, respectively. This increase was due substantially to the higher cost of net revenue associated with the EMI acquisition. Although this percentage increased, the Company continues to emphasize strong project management techniques.

Selling, general and administrative ("SG&A") expenses, inclusive of amortization, increased 100.7% to $5,281,000 for the three months ended March 31, 1996 compared to $2,631,000 for the comparable prior year period. For the quarter ended March 31, 1996, this increase was due to the amortization of the goodwill associated with the Acquisitions ($220,000), and the addition of SG&A expenses of the Acquisitions ($2,550,000). For the six months ended March 31, 1996, SG&A increased 96.9% to $10,091,000 from $5,125,000 in the prior year and the amortization of the goodwill associated with the Acquisitions was $410,000, and the SG&A expenses of the Acquisitions was $4,658,000. As a percentage of net revenue, SG&A expenses increased to 13.2% for the quarter ended March 31, 1996 from 12.4% for the comparable period last year, and for the six months ended March 31, 1996, SG&A expenses increased to 12.9% from 12.4% last year.

For the quarter ended March 31, 1996, net interest expense of $291,000 was incurred compared to net interest income of $201,000 in the quarter ended April 2, 1995, primarily due to borrowings on the Company's revolving credit facility ($13,000,000 at March 31, 1996) to partially fund the EMI acquisition on September 15, 1995. For the six months ended March 31, 1996, net interest expense increased to $639,000, compared to net interest income of $380,000 in the prior year.

Income tax expense increased to $1,531,000 and $2,884,000 for the quarter and six months ended March 31, 1996, respectively, from $1,126,000 and $2,160,000 for the comparable prior year period due to higher income before income taxes. The Company estimates that its fiscal 1996 effective tax rate will be approximately 40%, the same as experienced in fiscal 1995.

Severe weather conditions and the Federal government slowdown had some affect on the Company's normal operations; however, the financial impact was minimized by:
     -  staff adjustments to temporary status, and
     -  workload shifts to private and other public sector contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's cash and cash equivalents totalled $5,734,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $30,000,000, which was voluntarily reduced to $25,000,000 in March, 1996. The Company anticipates further voluntary reductions in availability under the revolving credit facility during the balance of fiscal 1996. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $5,000,000 outstanding at any one time. As of March 31, 1996, outstanding borrowings totalled $13,000,000 and outstanding letters of credit totalled $37,000.

The increase in cash from operating activities for the six months ended March 31, 1996 resulted primarily from the management of receivables and increase in net income. The decrease in accounts payable and accrued compensation resulted primarily from the timing of these liabilities.

The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1996.

RISK FACTORS

     The following risk factors should be reviewed in addition to the other information contained in this Quarterly Form 10-Q.

     POTENTIAL LIABILITY AND INSURANCE. Because of the type of environmental projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately both the areas and magnitude of potential risk to the Company.

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, for 1996 provided $10,000,000 in coverage, with $100,000 self-insured retention. For 1997, the Company expects to maintain similar coverages as to 1996 for current services including pollution-related services rendered by the Company. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during 1996 were approximately $726,000 for E&O. The amounts to be paid for 1997 will be determined by March 14, 1997.

     The Company does not maintain funded reserves to provide for payment of partially or completely uninsured claims and, accordingly, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing resources than the Company. Competition in the environment services industry is likely to increase as the industry matures, as more companies enter the market and expand the range of services which they offer and as the Company and its competitors move into new geographic markets. Historically, competition has been based primarily on the quality and timeliness of service. However, as the industry continues to mature, the Company believes that price will become an increasingly important competitive factor.

     CONTRACTS. The Company's contracts with the Federal and State governments and some of its other client contracts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. All of the Company's contracts with the Federal government are subject to audit by the government. The Company's government contracts are subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

     CONFLICTS OF INTEREST. Many of the Company's clients are concerned about potential or actual conflicts of interest in retaining environmental consultants and engineers. For example, Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company in certain cases from bidding for or performing contracts resulting from or relating to certain work the Company has performed for the government. In addition, services performed for a private client may create a conflict of interest which precludes or limits the Company's ability to obtain work from another private entity. The Company has, on occasion, declined to bid on a project because of an actual or potential conflict of interest. However, the Company has not experienced disqualification during a bidding or award negotiation process by any government or private client as a result of a conflict of interest.

     POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock may be significantly affected by factors such as quarter-to-quarter variations in the Company's results of operations, changes in environmental legislation and changes in investors' perception of the business risks and conditions in the environmental services business. In addition, market fluctuations, as well as general economic or political conditions, may adversely affect the market price of the Company's Common Stock, regardless of the Company's actual performance.

     QUALIFIED PROFESSIONALS. The Company's ability to attract and retain qualified scientists and engineers is an important factor in determining the Company's future growth and success. The market for environmental professionals is competitive and there can be no assurance that the Company will continue to be successful in its efforts to attract and retain such professionals.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

(a)      Exhibits
         --------

         EXHIBIT 27 - Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         (i) Report on Form 8-K/A dated November 7, 1995 and filed with the Securities and Exchange Commission on January 15, 1996 which relates to the Company's acquisition of KCM, Inc. and includes the audited financial statements and independent auditors' report for the business previously acquired and the unaudited pro forma consolidated financial statements which were omitted from the Form 8-K.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 1996                    TETRA TECH, INC.



                                       By: /s/ Li-San Hwang
                                           -----------------------------------
                                           Li-San Hwang
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ James M. Jaska
                                           -----------------------------------
                                           James M. Jaska
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)