Form 10-Q
period 1996-06-30
TETRA TECH INC
filed 1996-08-13
CIK 831641

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996                 Commission File Number
                                                           0-19655

                               TETRA TECH, INC.
                               ---------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    95-4148514
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


           670 NORTH ROSEMEAD BOULEVARD, PASADENA, CALIFORNIA  91107
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (818) 351-4664


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X            No
             -------           -------

Number of shares of Common Stock outstanding as of July 26, 1996: 14,111,903

                               TETRA TECH, INC.

                                     INDEX

                                                                       PAGE NO.
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                        3

             Condensed Consolidated Statements of Income                  4

             Condensed Consolidated Statements of Cash Flows              5

             Notes to the Condensed Consolidated Financial Statements     7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                               14

 Signatures                                                              15


                        PART I.  FINANCIAL INFORMATION
Item 1.
- ------
                               Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

$ in thousands, except share data           June 30,    October 1,
                                              1996         1995
                                           ---------   -----------
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............    $ 7,746       $13,130
 Accounts receivable - net..............     20,561        26,975
 Unbilled  receivables - net............     24,276        25,529
 Prepaid and other current assets.......      2,093         1,869
 Deferred income tax benefit............      1,680         4,758
                                            -------       -------
   Total Current Assets.................     56,356        72,261

PROPERTY AND EQUIPMENT:
 Leasehold improvements.................        709           433
 Equipment, furniture and fixtures......     13,022        10,959
                                            -------       -------
   Total................................     13,731        11,392
 Accumulated depreciation...............     (6,707)       (5,001)
                                            -------       -------
PROPERTY AND EQUIPMENT - NET............      7,024         6,391

INTANGIBLE ASSETS - NET.................     21,379        14,044

OTHER ASSETS............................      2,474           234
                                            -------       -------

TOTAL ASSETS............................    $87,233       $92,930
                                            =======       =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.......................    $ 9,881       $14,820
 Accrued compensation...................      7,275         8,287
 Other current liabilities..............      3,656         2,954
 Purchase price payable.................          0         5,000
 Current portion of long-term                    58         1,000
  obligations...........................
 Income taxes payable...................        932           328
                                            -------       -------
   Total Current Liabilities............     21,802        32,389

Long-term obligations...................      6,129        19,045

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized,
  2,000,000 shares; none issued and
  outstanding...........................
 Common stock - authorized, 15,000,000
   shares of $0.1 par value; issued
   and outstanding 14,100,313 and
   13,211,172 shares at June 30, 1996
   and October 1, 1995, respectively....        141           106
 Additional paid-in capital.............     32,639        21,819
 Retained earnings......................     26,522        19,571

TOTAL STOCKHOLDERS' EQUITY..............     59,302        41,496
                                            -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.................................    $87,233       $92,930
                                            =======       =======

See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

$ in thousands, except share data
                                            Three Months Ended       Nine Months Ended
                                           --------------------    ---------------------
                                           June 30,    July  2,     June 30,    July  2,
                                             1996        1995         1996        1995
                                           --------    --------    ---------    --------
Gross Revenue...........................    $54,152     $29,150     $162,243     $84,648
  Subcontractor costs...................     13,838       7,651       43,830      22,051
                                            -------     -------     --------     -------
Net Revenue.............................     40,314      21,499      118,413      62,597

Cost of Net Revenue.....................     30,479      16,222       90,638      47,179
                                            -------     -------     --------     -------
Gross Profit............................      9,835       5,277       27,775      15,418

Selling, General and Administrative
 Expenses...............................      4,998       2,258       14,482       7,165
Goodwill Amortization...................        331         100          938         318
                                            -------     -------     --------     -------
Income From Operations..................      4,506       2,919       12,355       7,935

Interest Expense........................        203           3        1,023          14
Interest Income.........................        (72)       (262)        (253)       (656)
                                            -------     -------     --------     -------
Income Before Income Taxes..............      4,375       3,178       11,585       8,577

Income Tax Expense......................      1,750       1,271        4,634       3,431
                                            -------     -------     --------     -------

Net Income..............................    $ 2,625     $ 1,907     $  6,951     $ 5,146
                                            =======     =======     ========     =======

Net Income Per Common Share.............    $  0.18     $  0.14     $   0.48     $  0.38
                                            =======     =======     ========     =======

Shares Used in Per Share Calculations...     14,565      13,551       14,405      13,480
                                            =======     =======     ========     =======


See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

$ in thousands
                                             Nine Months Ended
                                           ---------------------
                                           June 30,    July  2,
                                             1996        1995
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..............................   $  6,951     $ 5,146

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation.........................      1,793       1,048
   Amortization.........................        938         319
   Other................................         (2)       (130)

Changes in operating assets and
 liabilities, net of effects of
 acquisition:
   Accounts receivable..................     15,157       1,052
   Unbilled receivables.................        224       2,177
   Prepaid and other assets.............       (519)       (198)
   Accounts payable.....................     (7,618)     (3,299)
   Accrued compensation.................     (1,467)       (366)
   Other current liabilities............        525         (53)
   Income taxes payable.................        410        (781)
                                           --------     -------
     Net Cash Provided By Operating
      Activities........................     16,392       4,915

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for short-term investment.......        ---      (3,003)
Capital expenditures....................     (1,751)       (972)
Proceeds from sale of property and
 equipment..............................         45          13
Payments for business acquisitions, net
 of cash acquired.......................     (6,748)        ---
                                           --------     -------
     Net Cash Used In Investing
      Activities........................     (8,454)     (3,962)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt..............    (19,003)        ---
Proceeds from issuance of long-term debt      5,145         ---
Payments on obligations under capital
 leases.................................         (6)        ---
Net proceeds from issuance of common
 stock..................................        542         471
Payments to acquire treasury stock......        ---        (189)
                                           --------     -------
     Net Cash (Used In) Provided By
      Financing Activities..............    (13,322)        282
                                           --------     -------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS.......................     (5,384)      1,235
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD..............................     13,130      15,890
                                           --------     -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................   $  7,746     $17,125
                                           ========     =======

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

$ in thousands
                                            Nine Months Ended
                                           -------------------
                                           June 30,    July 2,
                                             1996       1995
                                           ---------   -------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.............................   $  1,077     $   12
   Income taxes.........................   $  4,225     $4,255

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
 In November 1995, the Company purchased
  all of the capital stock of KCM, Inc.
  In conjunction with this acquisition,
  liabilities were assumed as follows:
   Fair value of assets acquired........   $ 20,393
   Cash paid............................     (2,645)
   Issuance of common stock.............    (10,313)
   Other acquisition costs..............       (415)
                                           --------
     Liabilities assumed................   $  7,020
                                           ========


See accompanying notes to the condensed consolidated financial statements.

                               TETRA TECH, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended June 30, 1996 and July 2, 1995 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended October 1, 1995.

    The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 1996.

    The computation of net income per common share is based upon the weighted average number of shares outstanding, including the effects of common stock equivalents (common stock options), and, on a retroactive basis, a 5-for-4 stock split, effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on June 21, 1996 for each four shares outstanding as of the record date of June 7, 1996.


2.  CURRENT ASSETS
    --------------

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents totalled $4,913,000 at June 30, 1996.


3.  ACQUISITIONS
    ------------

    In September 1995, the Company acquired 100% of the capital stock of PRC Environmental Management, Inc. ("EMI"), a scientific and information technology firm, from PRC Inc. The acquisition was accounted for as a purchase. The purchase price, estimated at $40,000,000, is subject to adjustment based upon the Net Asset Value of the Business on September 14, 1995 as described in the related purchase agreement. From the effective acquisition date, the results of EMI operations have been included in the Company's condensed consolidated financial statements.

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

    The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 20 years and is included under the caption "Intangible Assets-Net" in the accompanying condensed consolidated balance sheets. The final determination of such excess is subject to a financial determination of the value of the net assets acquired and the purchase price.

    The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired EMI and KCM on October 3, 1994:


                                             Pro Forma Nine Months Ended
                                             ----------------------------
                                             June 30, 1996   July 2, 1995
                                             -------------   ------------
                                                  ($ in thousands,
                                               except per share data)

    Gross revenue                                 $164,294       $173,187
    Income before income taxes                      11,745          9,720
    Net income                                       7,048          5,832
    Net income per share                              0.49           0.41
    Weighted average shares outstanding             14,530         14,270


Item 2.
- -------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:


                                   % Relationship to Net Revenue                   % Relationship to Net Revenue
                                   -------------------------------                 -----------------------------
                                            Quarter Ended             Period to          Nine Months Ended         Period to
                                   -------------------------------      Period     -----------------------------     Period
                                   Jun. 30, 1996     Jul. 2, 1995       Change     Jun. 30, 1996    Jul. 2, 1995     Change
                                   -------------     -------------   -----------   -------------    ------------   ---------
Net revenue                            100.0%          100.0%            87.5%          100.0%        100.0%         89.2%
Cost of net revenue                     75.6            75.5             87.9            76.5          75.4          92.1
                                       -----           -----           ------           -----         -----        ------
Gross profit                            24.4            24.5             86.4            23.5          24.6          80.1
Selling, general and
  administrative expenses               13.2            10.9            126.0            13.0          11.9         106.1
                                       -----           -----           ------           -----         -----        ------
Income from operations                  11.2            13.6             54.4            10.5          12.7          55.7
Net interest (expense) income           (0.3)            1.2           (150.4)           (0.7)          1.0        (219.8)
                                       -----           -----           ------           -----         -----        ------
Income before income taxes              10.9            14.8             37.7             9.8          13.7          35.1
Income tax expense                       4.4             5.9             37.7             3.9           5.5          35.1
                                       -----           -----           ------           -----         -----        ------
Net income                              6.5%            8.9%             37.7%            5.9%          8.2%         35.1%
                                       =====           =====           ======           =====         =====        ======

Gross revenue increased by 85.8% to $54,152,000 for the three months ended June 30, 1996 compared to $29,150,000 for the comparable prior year period. For the nine months ended June 30, 1996, gross revenue increased by 91.7% to $162,243,000 from $84,648,000 in the prior year. Net revenue increased by 87.5% to $40,314,000 for the quarter from $21,499,000 a year ago. For the nine months ended June 30, 1996, net revenue increased by 89.2% to $118,413,000 from $62,597,000 last year. For both gross and net revenue, growth in actual dollars was experienced in all client sectors. The percentage of the Company's net revenue attributable to the Federal government, state and local government, commercial clients, and international clients was affected by the acquisitions of PRC Environmental Management, Inc. ("EMI") and KCM, Inc. (the "Acquisitions"). The following table presents the percentage of net revenue for each client sector:

                                               Percentage of Net Revenue
                              -----------------------------------------------------------
                                     Quarter Ended                Nine Months Ended
                              ----------------------------   ----------------------------
Client Sector                 June 30, 1996   July 2, 1995   June 30, 1996   July 2, 1995
- ---------------------------   -------------   ------------   -------------   ------------
Federal government                  60             55              62             53
State & local government            17             11              16             12
Commercial                          22             34              20             35
International                        1             --               2             --

For the quarter ended June 30, 1996, the Acquisitions contributed $19,869,000 in net revenue growth, of which $13,760,000 was in the Federal government sector, and $5,295,000 was in the state and local government sector. For the nine months ended June 30, 1996, the Acquisitions contributed $57,646,000 in net revenue growth of which $41,706,000 was in the Federal government sector, and $10,834,000 was in the state and local government sector.

Cost of net revenue increased 87.9% to $30,479,000 for the three months ended June 30, 1996 compared to $16,222,000 for the comparable prior year period. For the nine months ended June 30, 1996, cost of net revenue increased 92.1% to $90,638,000 from $47,179,000 in the prior year. As a percentage of net revenue, cost of net revenue increased in the quarter and nine months from 75.5% and 75.4% last year to 75.6% and 76.5% this year, respectively. This increase was due substantially to the higher cost of net revenue associated with EMI. Although this percentage increased, the Company continues to emphasize strong project management techniques.

Selling, general and administrative ("SG&A") expenses, inclusive of amortization, increased 126.0% to $5,329,000 for the three months ended June 30, 1996 compared to $2,358,000 for the comparable prior year period. For the quarter ended June 30, 1996, this increase was due to the amortization of the goodwill associated with the Acquisitions ($233,000), and the addition of SG&A expenses of the Acquisitions ($2,508,000). For the nine months ended June 30, 1996, SG&A increased 106.1% to $15,420,000 from $7,483,000 in the prior year and the amortization of the goodwill associated with the Acquisitions was $643,000, and the SG&A expenses of the Acquisitions was $7,166,000. As a percentage of net revenue, SG&A expenses increased to 13.2% for the quarter ended June 30, 1996 from 10.9% for the comparable period last year, and for the nine months ended June 30, 1996, SG&A expenses increased to 13.0% from 11.9% last year.

For the quarter ended June 30, 1996, net interest expense of $131,000 was incurred compared to net interest income of $259,000 in the quarter ended July 2, 1995, primarily due to borrowings on the Company's revolving credit facility ($6,000,000 at June 30, 1996) to partially fund the EMI acquisition on September 15, 1995. For the nine months ended June 30, 1996, net interest expense increased to $770,000, compared to net interest income of $642,000 in the prior year.

Income tax expense increased to $1,750,000 and $4,634,000 for the quarter and nine months ended June 30, 1996, respectively, from $1,271,000 and $3,431,000 for the comparable prior year period due to higher income before income taxes. The Company estimates that its fiscal 1996 effective tax rate will be approximately 40%, the same as experienced in fiscal 1995.

The Federal government slowdown last quarter continued to have some affect on the Company's normal operations; however, the financial impact was minimized by:
     -  staff adjustments to temporary status, and
     -  workload shifts to private and other public sector contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's cash and cash equivalents totalled $7,746,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $30,000,000, which was voluntarily reduced to $25,000,000 in March 1996, to $20,000,000 in April 1996, and to $15,000,000 in June 1996. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $5,000,000 outstanding at any one time. As of June 30, 1996, outstanding borrowings totalled $6,000,000 and outstanding letters of credit totalled $37,000.

The increase in cash from operating activities for the nine months ended June 30, 1996 resulted primarily from the management of receivables and increase in net income. The decrease in accounts payable and accrued compensation resulted primarily from the timing of these liabilities.

The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1996.

RISK FACTORS

     Statements regarding the Company's performance prospects could contain forward-looking information that involves risk and uncertainties such as the level of demand for the Company's services, funding delays for projects, lack of regulatory clarity affecting the marketplace and industry-wide competitive factors. The following risk factors should be reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

     POTENTIAL LIABILITY AND INSURANCE. Because of the type of environmental projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately both the areas and magnitude of potential risk to the Company.

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 coverage under umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, for 1996 provides $10,000,000 in coverage, with a $100,000 self-insured retention. For 1997, the Company expects to maintain similar coverages for current services including pollution-related services rendered by the Company. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the

Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during 1996 were approximately $726,000 for E&O. The amounts to be paid for 1997 will be determined by March 14, 1997.

     The Company does not maintain funded reserves to provide for payment of partially or completely uninsured claims and, accordingly, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing resources than the Company. Competition in the environmental services industry is likely to increase as the industry matures, as more companies enter the market and expand the range of services which they offer and as the Company and its competitors move into new geographic markets. Historically, competition has been based primarily on the quality and timeliness of service. However, as the industry continues to mature, the Company believes that price will become an increasingly important competitive factor.

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

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
- ------    --------------------------------

          (a)  Exhibits
               --------

               (i)  Exhibit 27 - Financial Data Schedule



          (b)  Reports on Form 8-K
               -------------------

               None