Form 10-K
period 1996-09-29
TETRA TECH INC
filed 1996-12-30
CIK 831641

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ----------------------------

                                 FORM 10-K

(MARK ONE)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 1996.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________.

Commission file number 0-19655

                               TETRA TECH, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Delaware                                               95-4148514
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                670 N. Rosemead Blvd.
                 Pasadena, California                                                91107
      (Address of registrant's principal executive offices)                         (Zip Code)
      (Registrant's telephone number, including area code:)                       (818) 351-4664

      Securities registered pursuant to Section 12(b) of the Act:      (Name of each exchange on which registered)
                          (Title of each class)

                               None                                                          None

Securities registered pursuant to Section 12(g) of the Act:


                               (Title of Class)
                         Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 2, 1996 was $237,721,388.

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 14,141,365 on December 2, 1996.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended September 29, 1996 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I


ITEM 1.   BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of The Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in the fourth paragraph under "Overview," in the first paragraph under "Marketing," in the sole paragraph under "Backlog," in the last paragraph under "Environmental Legislation," in the last paragraph under "Potential Liability and Insurance," in the last paragraph under "Properties," and in the sole paragraph under "Legal Proceedings." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Risk Factors."

INTRODUCTION

     Tetra Tech, Inc. ("Tetra Tech" or the "Company") provides nationally recognized comprehensive environmental engineering and consulting services addressing complex water contamination and other environmental problems. These services are directed to a broad base of public and private sector clients and include substantially all types of engineering and consulting services in the environmental area, such as water chemistry, geohydrology, soil science, water and wastewater treatment, hydrodynamics, geology, air quality and civil engineering.

     The Company was incorporated in Delaware in February 1988 to acquire the assets of the Water Management Group of Tetra Tech, Inc. (the "Predecessor"), a subsidiary of Honeywell Inc. ("Honeywell"), in a management buy-out in March 1988. The Predecessor was founded in 1966 as a coastal and marine engineering business. Honeywell acquired the Predecessor in 1982, by which time the Predecessor had developed an integrated water and environmental science and engineering business. In November 1988, the Company acquired GeoTrans, Inc., a groundwater service firm, and in March 1990, the Company acquired M.H. Loe Company ("Loe"), an underground storage tank removal and remediation company. In October 1991, Loe was merged into the Company. As of October 1993, the Company acquired Simons, Li & Associates, Inc., a firm engaged primarily in advanced water resources and environmental engineering, and in June 1994, the Company acquired Hydro-Search, Inc., a groundwater hydrology and remediation firm. In September 1995, the Company acquired PRC Environmental Management, Inc., an environmental engineering and consulting firm which provides services ranging from policy analysis to innovative remedial technology evaluation, including feasibility studies, remedial investigations and design, economic and financial analyses, environmental audits, risk management services, and regulatory compliance assistance. In November 1995, Tetra Tech acquired KCM, Inc., an engineering firm specializing in the areas of water quality, water and wastewater systems, surface water management, fisheries and facilities. Since 1966, the Company's business has expanded through the establishment of an international network of over 70 offices, allowing the development of technical and marketing expertise in a variety of geographic areas.

OVERVIEW

     Tetra Tech works in partnership with government and industry to balance the need for economic growth with sustainable development of natural resources. The Company responds to its partnerships by recognizing the uniqueness of each client; by recognizing the requirements and needs of the client; setting priorities and ensuring proper allocation and control of resources applied to a problem; as well as monitoring results. The Company's goal is to help the client build environmental performance into each aspect of their organizational activities to enhance both environmental and fiscal performance. Tetra Tech achieves this goal by assisting clients to be more effective in pollution prevention, better manage the spectrum of environmental compliance, and apply innovative and cost-effective solutions to remediation or corrective action to problems impacting our environment.

     Tetra Tech has a commitment to people and results, technical excellence and teamwork and cost-effective solutions for its clients' technical problems. The challenges of today's environmental issues requires an integrated multi-disciplinary approach to assist clients in making informed decisions and to implement them in the most cost-effective way. These challenges are driven by:

     . Complex and continuously evolving environmental regulations and the need for a more strategic approach to meet national and international environmental challenges in a way that allows the government and industry to be cost-effective and competitive in the markets they serve.

     . Increased emphasis on pollution prevention and waste minimization as a necessary part of a long-term solution to sound natural resource management.

     . Competition for limited resources and the need for new and more effective technology to achieve pollution prevention, resource management and remediation goals more cost-effectively.

     Public concern with water resources and other environmental issues has been a driving force behind the promulgation of numerous laws and regulations which seek to control or prevent environmental degradation and mandate restorative measures. According to the United States Environmental Protection Agency ("EPA"), contamination of groundwater and surface water resulting from industrial, agricultural and residential development is one of the most serious environmental problems facing the United States. Because of the interrelated nature of groundwater, surface water and rainwater in the water cycle, contamination of one source of water affects the quality of other sources. Surface water can be affected by direct contamination or runoff from cities or agricultural areas. In addition, soil contamination from hazardous materials often leads to water contamination through surface runoff and infiltration. Similarly, air pollution and the resulting acid rain and other forms of deposition can contribute to the contamination of water resources over a wide geographic area. This contamination can threaten the quality of the water supplies that serve as drinking water sources and detrimentally affect aquatic life and the quality of lakes, rivers, estuaries, harbors and oceans.

     The economic and environmental consequences from continuously evolving regulations present new opportunities for the Company to assist public and private sector clients in achieving compliance. Past enforcement efforts under the Clean Water Act ("CWA") have focused on regulating sources of pollution which originate from a discrete point, such as industrial facilities and municipal treatment plants. Much of the Company's water-related environmental business has been derived from this market. However, the EPA estimates that nonpoint sources, such as stormwater runoff from urban streets, runoff from farmland and construction sites, atmospheric deposition, drainage and combined sewer overflow, currently account for more than 50% of the pollution entering the nation's waters. As a result, the EPA is currently developing programs and allocating funding to address the complex problem of nonpoint source pollution within the context of holistic watershed management. Under National Pollutant Discharge Elimination System ("NPDES") regulations promulgated in November 1990, for example, the EPA will require municipalities and industries to apply for nonpoint discharge permits. The Company's ongoing technical support of the EPA's water programs has led to early involvement in the development and implementation of this emerging nonpoint source program. However, no assurance can be given that the Company will continue to participate in this program.

     In addition to the CWA, other laws, such as the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and the Safe Drinking Water Act ("SDWA"), require companies and government agencies to make considerable environmental expenditures. Major environmental expenditures are also planned by the United States government, including expenditures by the United States Department of Defense ("DOD") and the United States Department of Energy ("DOE") to clean up defense and nuclear weapons production and test facilities that have become contaminated over the past four decades.

COMPANY SERVICES

     The Company's services generally fall within six business areas: surface water, groundwater, waste management, nuclear environmental, resource management and facilities management. The Company provides its clients with a wide range of services including research and development, environmental assessment and engineering, design and construction management, and facility operation and maintenance. These services are offered individually or together as part of the Company's full service approach to environmental problems. The Company is currently performing services under more than 800 active contracts, which range from small site investigations to large, comprehensive assessment and remediation projects.

     SURFACE WATER

     Public concern with the quality of surface water resources, defined as rivers, lakes and streams as well as coastal and marine waters, and the ensuing legislative and regulatory response, have led to a demand for the Company's services. Over the past 30 years, the Company and the Predecessor have developed a specialized set of technical skills which position the Company to compete effectively for surface water and watershed management projects. The Company provides water resource services to public clients such as the EPA, DOD and DOE and to a broad base of private clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. The Company also provides surface water services to state and local agencies, particularly in the areas of watershed management, flood control and drainage designs. The Company's services in the management of surface water quantity and quality include research and development for new generations of computer models that can predict and compare the response of water quality parameters under various watershed management practices; design of monitoring programs; consulting services, particularly in regulatory compliance, permitting and nonpoint source management; and engineering design of integrated best management practices (e.g., stormwater detention ponds and artificial wetlands), stream, lake and wetland restoration and enhancement measures, and flood conveyance and control structures.

     Traditional "command and control" solutions used since the 1970s by the federal government to bring industrial and municipal wastewater treatment plant discharges into compliance have been successful in reducing impacts to U.S. surface waters. However, a significant percentage of waters remain polluted due primarily to diffuse "nonpoint source" pollution generated by man's activities on the rural and urban landscape. Under a reauthorized Clean Water Act expected within the next one to two years, EPA has set as a high priority working with states and local governments to implement more effective nonpoint source and watershed management programs to address this problem.

     The Company has also worked closely with the U.S. Army Corps of Engineers
(ACE) to develop and implement nationwide non-traditional approaches to flood control policy, planning, and design. As a consultant to ACE, the Company has implemented flood control practices using natural, non-structural features. In addition to ensuring human health, safety, and welfare protection, this new approach results in a decreased federal investment, higher benefit-to-cost ratios, the creation of recreational opportunities, and the enhancement and effective long-term management of endangered urban watersheds.

     The Company has worked closely with the EPA since the passage of the CWA in 1977 in researching and evaluating surface water environmental systems. Under contracts with the EPA, the Company has assisted in the development of national guidelines on surface water monitoring strategies, nonpoint source pollution control practices, pollution trading and other economic incentive-based control strategies, and public education methods for use by states and local agencies in their ongoing surface water and watershed management programs. Through its work for the EPA, the Company has developed expertise in complex modeling, Geographic Information Systems (GIS), remote sensing, surface water monitoring, data analyses, publication of national guidance documents and environmental impact assessments for surface water projects. The development of this knowledge base has strategically positioned Tetra Tech as an authority on regulations affecting discharges to surface water and best management practices.

     Examples of past and current projects in the surface water field include the following:

     . Stormwater Runoff. The Company recommended methods to manage stormwater runoff and other point and nonpoint sources of pollution for a variety of clients including Guilford County, North Carolina; Baltimore and Prince Georges Counties, Maryland; Suffolk County, New York; Prince William County, Virginia; and the City of Tucson, Arizona. For Prince Georges County, Tetra Tech developed several new investigative technologies to assess and manage stormwater pollution under the NPDES program. Predictive models and statistical algorithms integrated with GIS help prioritize water quality efforts. Models are also being developed to assess water quality benefits derived from wetland systems and other best management practices. The Company is assisting the California Department of Transportation to establish a statewide stormwater quality monitoring program to meet state and federal regulations.

     . Water Supply Protection. Tetra Tech is assisting several local agencies in watershed restoration and pollution source assessments in areas where surface water supplies are susceptible to land activities (e.g., urbanization, agriculture). These include, for example, the assessment of pathogen sources and fate in the Occoquan Watershed, Virginia, and the development of stream channel restoration methods in several watersheds within New York City's water supply system.

     . Watershed Assessment Tool Development. Under contracts with the EPA and Prince Georges County, Maryland, Tetra Tech has developed a number of watershed assessment tools that provide integration of watershed and receiving water models, databases, monitoring and design data, and watershed attribute information within a GIS platform (PC-Windows and UNIX workstations). These tools range from "BASINS," which was developed for EPA to be used by states to perform local and regional scale watershed assessments, to "SAM," which was developed for Prince Georges County for detailed assessment and optimization of best management practices.

     . Coastal Nonpoint Pollution. As the prime contractor to the EPA's Assessment and Watershed Protection Division, Tetra Tech is assisting in the development of implementation strategies and technical guidance for nonpoint source pollution control within the coastal zone under the Coastal Nonpoint Pollution Control Program. The Company is also assisting the EPA in developing guidance for the assessment of stormwater discharges and combined sewer overflows as required under NPDES regulations. The Company is also assisting the government of the Philippines in addressing problems related to the management of the country's vital coastal resources. Under this contract, the Company provides scientific and engineering services and policy support for the development and implementation of effective community-based coastal resources and watershed management.

     . Municipal Flood Control Design. The Company has provided design services for numerous flood control projects in western states. The Company provided design and construction engineering services for the Talbert Channel ocean outlet, a major component of the U.S. Army Corps of Engineers' Santa Ana River flood control project. This project is the largest of its kind west of the Mississippi River. For the city of Federal Way, Washington, the Company performed the feasibility assessment, predesign and final design for a regional stormwater detention basin to address existing and predicted future flooding on a rapidly urbanizing portion of Hylebos Creek. The results of the analysis identified flood frequency levels, identified unstable downstream channel reaches, and predicted typical water quality expected for the site. The subsequent design required balancing various environmental (wetlands, fisheries, water quality) and physical (property availability, geologic) constraints.

     . Flood Control Planning. The Company is currently providing flood control related planning services to the U.S. Army Corps of Engineers' Los Angeles District. Individual projects include flood investigations of 72 sites in Arizona; an analysis of flooding effects to 300 in-stream structures in California, Arizona, Nevada, and Utah; a reconnaissance study for habitat restoration along the Gila River in Arizona; and development of multiple-use flood mitigation alternatives for 35 miles of the Salt River through the metropolitan Phoenix area.

     . Power Plant Discharges. Under a contract with the Electric Power Research Institute, the Company developed RIVRISK, a multi-purpose mathematical model used to assess potential human health risks from power plant discharges into rivers. The model is designed to help utilities evaluate options, design new or restored wetlands, and obtain permits for activities involving existing and constructed wetlands such as power corridors, road construction and habitat improvement.

     . Water Quality Survey of Lower Columbia River. Tetra Tech conducted a three-year investigation of the overall status and health of the Columbia River from the mouth of the river to the first dam at Bonneville, Oregon. The project included identification of point and nonpoint sources of contamination; development of modeling approaches for estimating contaminant transport and fate;

          human health risk assessment of consumption of fish; identification of beneficial river uses and their susceptibility to changes in water quality; water, sediment and biological field investigations; and preparation of a comprehensive initial assessment of water quality in the lower Columbia River.

     GROUNDWATER SERVICES

     According to the EPA, groundwater contamination is one of the most severe environmental problems currently confronting the United States. Groundwater is located in the saturated zone beneath the land surface, is the source of drinking water for approximately 50% of the population and accounts for approximately 25% of all water consumed for residential, industrial and agricultural purposes. Tetra Tech's activities in the groundwater field are diverse and typically include such projects as the investigation and identification of sources of chemical contamination in groundwater; the examination of the extent of contamination; the analysis of the speed and direction of contamination migration; and the design and evaluation of remedial alternatives. In addition, the Company conducts monitoring studies to assess the effectiveness of groundwater treatment and extraction wells. Tetra Tech's professionals have the ability to analyze complex groundwater data using sophisticated computer models.

     Examples of past and current projects in the groundwater field include the following:

     . Groundwater Studies and Regulatory Negotiation at a Superfund Site. At the Pagel's Pit CERCLA site in Illinois, the Company has demonstrated the effectiveness of a sparge curtain remedy that will save the client an estimated $8 million compared to the remedy originally specified. To support this documentation, Tetra Tech conducted a study of groundwater impacts and remedial alternatives, prepared an Explanation of Significant Difference and presented the recommended remedy to the regulatory agency, which has conceptually approved the preliminary design. The sparge curtain will include approximately 31 wells to remove TCE contamination in groundwater at the facility.

     . Groundwater Cleanup at Former Municipal Solid Waste Landfill in New Hampshire. The Company has provided technical analysis to the landfill Trust in support of regulatory negotiations regarding remedy selection and development of a Scope of Work for Remedial Design and Remedial Action (RD/RA). The management of migration remedy includes groundwater extraction from the bedrock. In addition, Tetra Tech has assisted with the identification and evaluation of adjacent contributors to contamination at the site. The Company is also evaluating the use of an innovative chemical reactive wall to be installed downgradient of the landfill.

     . Aerospace Site. Tetra Tech performed a remedial investigation of possible subsurface contamination at five manufacturing plants of a large aerospace company. Over 400 soil borings, 15,000 feet of drilling and over 3,500 samples were collected and analyzed in 5 months. An innovative database was developed for analysis and presentation of data to the client and governmental regulators. Tetra Tech also designed and installed a Phase I remedial well field to extract 6,000 gallons-per-minute ("gpm") of contaminated groundwater. Subsequent phases will culminate in a 12,000 gpm treatment plant.

     . Utilities Cleanup. The Company is supporting activities ranging from initial site investigations through cleanup and demolition at approximately 50 former manufactured gas plant sites across the United States, including work in Oregon, Washington, California, Iowa, Wisconsin, New York, New Jersey, West Virginia, and Washington, DC.
          Of primary concern at most of these sites are dense non-aqueous phase liquids (DNAPL). The Company is the author of the standard reference text, DNAPL Site Characterization, and has taught seminars for the EPA in all ten regions focusing on DNAPL investigation, cleanup and control strategies.

     WASTE MANAGEMENT

     The Company has utilized its experience and technical expertise in water-related environmental services to expand into complementary environmental services. For example, Tetra Tech established a hazardous waste capability in the early 1980s which focused on water and soil contamination problems. Tetra Tech currently provides a wide range of engineering and consulting services for hazardous waste projects, from initial site assessment through design and implementation of remedial solutions. In addition, the Company performs risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances in environmental media. The Company also provides waste minimization and pollution prevention services, and evaluates the effectiveness of innovative technologies.

     Examples of past and current projects in hazardous waste management include:

     . Technical Analyses and Regulatory Support at Superfund Site in Rhode Island. The Company is assisting in the implementation of remedial design/remedial action activities at a site at which liquid bulk wastes and more than 10,000 drums containing hazardous waste were disposed in several trenches. Tetra Tech has assisted the PRP Group in negotiating a revised scope of work that includes sequential pilot testing of remedy components. This allows the effectiveness of the proposed remedy to be evaluated prior to full scale implementation.

     . Navy Installation Restoration Program. The Company is providing program management and technical support for the Navy CLEAN program under a ten-year contract. Activities include installation restoration, base realignment and closure, and underground storage tank programs. The Company has conducted numerous treatability studies of both conventional and innovative treatment technologies to assist in selecting cleanup strategies for naval installations. The Company supports the Navy Environmental Leadership Program by identifying and demonstrating innovative methods for the Navy to achieve compliance with applicable laws and regulations, accelerate cleanup, implement pollution prevention techniques, and conserve natural resources.

     . Innovative Technology Evaluation. The Company is the prime contractor for the nationwide Superfund Innovative Technology Evaluation (SITE) program, to demonstrate and evaluate the performance and cost of various processes for treating contaminated soil and groundwater. Under SITE and similar federal government efforts for the Department of Defense (DOD) and Department of Energy (DOE), as well as state and private industry partners, Tetra Tech has tested, evaluated, and disseminated information on hundreds of new and emerging treatment technologies and have supported government and industry efforts to foster the continued development of these and other new technologies.

     . RCRA Support at Industrial Plant. The Company is performing a RCRA Facility Investigation and streamlined Corrective Measures Study in a fractured aquifer in Stonewall, Virginia. A phased and risk-based screening approach was used at the site to delineate 22 source areas, resulting in the consolidation of 22 areas into five areas of concern. The Company negotiated a streamlined approach that focuses on passive remediation and limited source reduction, thus limiting costs at the site.

     . Municipal Solid Waste Landfills. The Company is participating in remedial action at a landfill in Howard County, Maryland, including contractor oversight, waste characterization, air monitoring, and reporting functions at a hazardous waste removal action for more than 500 buried drums. Work included setting up site zones, health and safety procedures, and standard procedures for drum removal, as well as comprehensive community relations activities. As part of the same contract, the Company performed remedial investigation/feasibility studies ("RI/FS") activities at three municipal solid waste landfills.

     . Site Investigation and Remediation Services. The Company is providing investigation and remediation services to the California Department of Transportation in connection with hazardous waste sites encountered during freeway construction; and site investigation, risk assessment and remedial design services for State superfund sites for the California Department of Toxic Substances Control.

     . Support for Ordnance Remediation. The Company supported a first-of-its-kind, large-scale demonstration of over 50 state-of-the-art technologies that detect, identify, and remediate buried unexploded ordnance (UXO) for the U.S. Army Environmental Center's UXO Advanced Technology Demonstration Program.

     . RI/FS Activities. The Company is engaged in RI/FS activities at 12 sites for a Fortune 50 company.

     . Army Depot Cleanup. The Company is providing site investigation and remedial design services for the Army Corps of Engineers at various Army Depots in western states.

     . Port of Long Beach. Tetra Tech is conducting site investigation and remediation of petroleum-contaminated soils for the Port of Long Beach, California.

     NUCLEAR ENVIRONMENTAL PROGRAMS

     The DOE's nuclear weapons plants and research laboratories have a wide variety of environmental needs, including groundwater and surface water contamination, as well as hazardous waste management and environmental compliance. Tetra Tech's services to the DOE are focused in areas compatible with the Company's core businesses and include NEPA analysis and documentation, environmental audits and risk assessments, regulatory compliance support, groundwater characterization, RI/FS and project management and oversight. The end of the Cold War and subsequent arms reduction agreements have reduced the Nation's requirements for nuclear weapons. These changes have resulted in increased opportunities for Tetra Tech's nuclear environmental services. The Company's environmental analyses will assist DOE with the storage or disposition of surplus materials from dismantled nuclear components from weapons no longer required for the U.S. weapons stockpile.

     Examples of DOE projects performed by the Company include the following:

     . Environmental Impact Analysis. Programmatic Environmental Impact Statement ("PEIS") for Reconfiguration of the Nuclear Weapons Complex involving environmental analysis of planned modernization activities at 13 sites nationwide. Tetra Tech has received contract modifications expanding the PEIS contract to over seven times its original value.

     . Nuclear Test Site. The Company is a subcontractor under a multi-year DOE contract for an RI/FS of radioactive contamination resulting from activities, including nuclear test explosions, at the DOE's Nevada Test Site. This contract includes investigation of the magnitude and extent of groundwater contamination, preparation of environmental impact statements and corrective action under RCRA.

     . Savannah River Site. The Company is a prime contractor to the DOE Savannah River Site operator in South Carolina. Ongoing programs are being conducted by Tetra Tech to aid in the assessment of closure and remedial action options for various waste units at this site. The Company is also providing multi-disciplinary support for low-level radioactive and mixed waste management activities including the assessment of waste characterization, sampling and analysis, treatment, and disposal alternatives.

     . Pantex Plant. The Company is preparing the site-wide Environmental Impact Statement for the Pantex Plant, Amarillo, Texas.

     . Support to Environmental Management Office. The Company is providing technical support to the Office of Environmental Management at DOE Headquarters on a wide range of issues. The focus of this program is on applying successful environmental practices to improve the efficiency and cost-effectiveness of environmental restoration and waste management activities throughout the DOE complex.

     RESOURCE MANAGEMENT

     The Company's resource management services include the full spectrum of regulatory requirements under RCRA, the CWA, the Clean Air Act, the National Environmental Policy Act ("NEPA") and other environmental laws. Although services are provided to both public and private sector clients, the Company's current emphasis is on providing resource management services to Army, Navy and Air Force installations. Activities have been conducted at bases which are closing as well as those which are remaining open.

     Examples of Tetra Tech's resource management projects include the following:

     . Philippines Resource Management. The Company is assisting the government of the Philippines, through the U.S. Agency for International Development, with managing the country's natural resources, including the nation's coastal environments. The Company provides services supporting Philippine environmental and resource management policies which focus on market-driven incentives that encourage industry to comply with standards.

     . U.S. Air Force. A nationwide contract with the Air Mobility Command to perform environmental compliance activities at Air Force bases.

     . U.S. Navy. Performance of a wide variety of task orders for environmental assessment of proposed projects for a Southwest Division Naval Facilities Engineering Command contract covering Naval and Marine Corps facilities in California, Arizona and New Mexico.

     . Edwards Air Force Base. Environmental documentation for Base Comprehensive Planning at Edwards Air Force Base, California. Services performed for this project have included the assessment of air, wastewater and nonpoint source emissions, as well as technical support for source reduction and spill prevention contingency planning.

     . U.S. Navy. Environmental documentation for base realignment and closure activities at U.S. Naval bases in the San Francisco Bay area.

     . U.S. Army. A nationwide contract with Army Material Command ("AMC") to support compliance requirements of AMC installations and facility tenants.

     FACILITIES MANAGEMENT

     The Company works in partnership with government and some of the world's leading corporations to develop long-term solutions to their total facility management and operation needs. Tetra Tech's approach to Operations & Maintenance (O&M) services is to provide a fully integrated capability that targets improving technical effectiveness at the operating unit and process levels.

     The Company's O&M services include the operation and maintenance of facilities as well as oversight and support for day-to-day compliance activities. Tetra Tech has operated treatment plants, soil and groundwater remediation systems, air monitoring stations, hazardous waste transfer/collection stations, landfills, and industrial systems. The Company's approach to O&M services focuses on improving operating efficiencies and maintaining continued effectiveness of operating units. O&M services offered by the Company range from overall facility operating management to obtaining a facility's operating permits and licenses and providing the necessary documentation through automated data management systems. In addition, Tetra Tech has the capability to manage its customer's complete waste management requirements; to mitigate environmental impact from past management practices; and also to ensure that operations meet the stringent operating, reporting and administrative demands placed on today's facility managers.

     . Large Air Force Base Facilities. The Company is prime contractor for O&M services at a large Air Force Base in California. The Company provides O&M services for a wastewater treatment plant and a hazardous waste collection plant, as well as air monitoring and other services. The Company's contract represents the consolidation of numerous individual contracts into one contract to provide cost savings and improve efficiency, a model which is expected to be adopted at additional military bases in the future.

     . Aerospace Corporation Landfills. The Company is providing O&M services of wastewater treatment plants to treat leachate from several landfills owned by a private corporation.

     . Large Air Force Base Site. The Company is providing O&M services of the Facilities' soil biofarm/bioventing systems.

     OTHER ENGINEERING PROJECTS

     The Company also provides engineering and construction management services for projects which are not necessarily environmental in nature, such as governmental, industrial and commercial buildings, as well as flood control, recreation and water storage dams and reservoirs. Net revenue from these civil engineering projects in fiscal 1994, 1995 and 1996 represented 5.7%, 3.7% and 10.3%, respectively, of the Company's net revenue.

CLIENTS

     The Company has developed a diverse client base of over 500 current clients, including Federal, state and local government agencies, utilities, private companies, professional firms (such as law, consulting and engineering firms) and real estate development firms. As a result of the diversity of the Company's services, it may support multiple programs within a specific Federal agency. Tetra Tech's private sector clients include chemical, mining, pharmaceutical, aerospace, petroleum and utility companies.

CONTRACTS

     The Company enters into various types of contracts with its clients which include fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 1996, 17.1%, 32.5% and 50.4% of the Company's net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement plus fixed and award fee contract partially depends upon the government's discretionary periodic assessment of the Company's performance on that contract. The Company's fee from a cost-reimbursement plus fixed and award fee contract may vary based upon the Company's performance.

     Agencies of the Federal government are among the Company's most significant clients. During fiscal 1996, the EPA, DOD and DOE accounted for 11.6%, 33.7% and 11.5%, respectively, of the Company's net revenue. Some contracts made with the Federal government are subject to annual approval of funding. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. To date, spending limitations have not had a significant effect on the Company. All contracts made with the Federal government may be terminated by the government at any time, with or without cause. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company in certain cases from bidding for or performing contracts resulting from or relating to certain work the Company has performed for the government. In addition, services performed for a private client may create conflicts of interest which preclude or limit the Company's ability to obtain work for another private entity. The Company attempts to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect its work under current contracts or its ability to compete for future contracts. The Company has, on occasion, declined to bid on a project because of an existing potential conflict of interest. However, the Company has not experienced disqualification during a bidding or award negotiation process by any government or private client as a result of a conflict of interest. None of the Company's government contracts are subject to renegotiation of profits without a change in the contractual scope of work.

     The Company provides its services pursuant to contracts, purchase orders or retainer letters. Company policy provides that, where possible, all contracts will be in writing. The Company bills all of its clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Generally, Tetra Tech's contracts do not require that it provide performance bonds. Most of the Company's agreements permit termination by the client upon payment of fees and expenses through the date of the termination.

MARKETING

     The Company's marketing activities are managed by the corporate marketing department, which establishes the Company's business plan, target markets and develops overall marketing strategies. The marketing department also identifies and tracks the development of large Federal programs, positions the Company for new business areas, selects appropriate partners, if any, for new projects and assists in the bid process for new projects. In addition, the corporate marketing department supports marketing activities firm-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings, telemarketing and public and media relations.

     Local marketing activities for the Company are implemented through its over 70 local offices. A local presence enables the Company's professionals to gain greater knowledge of local environmental issues and a better understanding of local laws and regulations. Local marketing activities are coordinated by full time marketing staff located in certain local offices and include meetings with potential clients and local regulators, presentations to civic and professional organizations and seminars on current regulatory topics.

COMPETITION

     The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing resources than the Company. Competition in the environmental services industry is likely to increase as the industry matures, as more companies enter the market and expand the range of services which they offer and as the Company and its competitors move into new geographic markets. Historically, competition has been based primarily on the quality and timeliness of service. However, as the industry matures, the Company believes that price will become an increasingly important competitive factor.

BACKLOG

     At September 29, 1996, Tetra Tech's gross revenue backlog was approximately $206.3 million, compared to $190.2 million at October 1, 1995. The Company includes in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. The Company estimates that approximately $167.8 million of the gross revenue backlog at September 29, 1996 will be recognized during fiscal 1997. No assurance can be given that all amounts included in backlog ultimately will be realized, even if evidenced by written contracts. See "Contracts."

ENVIRONMENTAL LEGISLATION

     The demand for the Company's environmental services is a result of public concern over environmental issues and the ensuing legislative response. As a result, the Company's clients have become subject to an increasing number of frequently overlapping Federal, state and local laws concerned with the protection of the environment, as well as regulations promulgated by administrative agencies pursuant to such laws.

     The Company has provided services to clients with respect to the following Federal statutes and regulations:

     The Clean Water Act. Under the CWA, as amended, a system of permits and enforcement procedures for the discharge of pollutants into waters of the United States from industrial, municipal and other wastewater sources was established. The EPA sets discharge standards for certain wastewater discharges and provides grants to assist municipalities in complying with treatment requirements.

     The CWA requires pretreatment of industrial wastewater before discharge into municipal systems and gives the EPA the authority to set pretreatment limits under certain circumstances. These efforts by the EPA will prompt facility upgrading and better control of industrial discharges. The surface water toxics regulations require states to identify waters adversely affected by toxics and propose control strategies. Promulgated regulations require permits for stormwater discharges for industrial activities and large (populations greater than 100,000) municipal stormwater systems.

     The Resource Conservation and Recovery Act of 1976. RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal (and sometimes thereafter), as well as the regulation of persons engaged in generation, handling, transportation, treatment, storage and disposal of hazardous waste. The RCRA scheme includes both a permitting and a manifest tracking system. With few exceptions, every facility that treats, stores or disposes of hazardous waste must obtain a RCRA permit from the EPA, or a state agency which has been authorized by the EPA to administer the RCRA program, and must comply with certain operating, financial responsibility and disclosure requirements. Although most states have obtained authority to administer this program within their respective states, the applicable state statutes must be at least as stringent as the Federal standards and the Federal government retains enforcement authority. Regulations have been issued pursuant to RCRA in the following areas, among others: permitting assistance, remediation of environmental complications associated with underground storage tanks, municipal solid waste disposal and land disposal of hazardous waste. HSWA also imposes land disposal restrictions on certain listed hazardous wastes which do not meet specified treatment standards, prescribes more stringent standards for hazardous waste disposal sites, sets standards for underground storage tanks and provides for corrective action at or near sites of waste management units.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980. This legislation, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), established the Superfund program to identify and clean up inactive hazardous waste sites and provides for penalties and punitive damages for noncompliance with EPA orders. Superfund also covers the emergency cleanup of spills. Superfund may impose strict joint and several liability on certain hazardous substance generators, transporters and disposal facility owners and operators for the costs of removal or remedial action, other necessary response costs and damages for injury, destruction or loss of natural resources, and the cost of any health effects study. Federal funds may be used to pay for the cleanup. SARA provided a separate fund, supported by a tax on gasoline, for the cleanup of leaks from underground storage tanks. In addition, under SARA, the EPA has the mandate to emphasize permanent remedies and treatment at Superfund sites, developing a technology oriented market.

     The National Environmental Policy Act. NEPA is the basic national charter for protection of the environment. The purpose of NEPA is to guide public officials in making decisions that are based on an understanding of the environmental consequences of those decisions.

     NEPA requires that an environmental impact statement ("EIS") be prepared for "major federal actions significantly affecting the quality of the human environment." A "major federal action" includes actions with effects that may be major and which are potentially subject to Federal control and responsibility. The term includes legislation proposed by an agency; adoption of agency rules, regulation and policies; adoption of formal plans; and approval of specific Federal projects. In addition, Federal permits, licenses, loans, grants, leases and other Federal actions that are necessary for private developments may require preparation of an EIS, although actual Federal involvement in the activity may be minimal.

     NEPA requires the EIS to contain a detailed statement on: the environmental impact of the proposed action; any adverse environmental effects which cannot be avoided should the proposal be implemented; alternatives to the proposed action; the relationship between local short-term uses of the environment and the maintenance and enhancement of long-term productivity; and any irreversible and irretrievable commitments of resources which would be involved in the proposed action should it be implemented.

     In addition to NEPA, several states have adopted legislation requiring environmental impact analysis to be prepared for actions at the state level.

     The Safe Drinking Water Act. Under the SDWA and its subsequent reauthorizations, the EPA is empowered to set drinking water standards for water supply systems in the United States. The SDWA requires that the EPA set maximum groundwater contamination levels for 83 previously unregulated toxic substances and also requires the EPA to establish a priority list every three years of contaminants that may cause adverse health effects and may require regulation. The first priority list was published in January 1988. Water supply systems are required to begin monitoring within defined time limits following the publication of the final regulations. The SDWA also requires that the EPA set criteria specifying when utilities using surface water supplies should filter their water and issue national primary drinking water regulations requiring all utilities to disinfect their water. By June 1993, all surface water supply systems must provide filtration and disinfection. The EPA regulations under the SDWA are expected to result in significant expenditures by water supply systems for evaluation and, ultimately, for upgrading of many facilities.

     Other Regulations. The Company's services are also utilized by its clients in complying with the following Federal laws: the Oil Pollution Act of 1990, the Toxic Substances Control Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, and the Marine Protection, Research and Sanctuaries Act of 1972.

     Many states have passed legislation and established policies to cover more detailed aspects of hazardous waste management. The State of California, for example, has consistently been a leader in passing and implementing waste management legislation. These laws, and similar laws in other states, address such topics as air pollution control, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and waste discharge. Several states have modeled their environmental laws and regulations on those of California. The Company believes that its experience in California makes it prepared to respond to the regulatory environment in such states.

     Because much of the Company's business is generated either directly or indirectly as a result of Federal and state governmental programs and regulations, changes in governmental policies affecting such programs, or regulations or administrative actions affecting the funding or sponsorship of such programs, could have a material adverse effect on the Company's business. However, the Company believes that it will benefit from current regulatory initiatives emphasizing risk management, cost/benefit analysis, pollution prevention and source control, and natural resources conservation and disaster planning.

POTENTIAL LIABILITY AND INSURANCE

     Because of the type of environmental projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately both the areas and magnitude of potential risk to the Company.

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which included pollution coverage, for 1996 provided $10,000,000 in coverage, with $100,000 self-insured retention. For 1997, the Company expects to maintain similar coverages as to 1996 for current services including pollution-related services rendered by the Company. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during 1996 were approximately $726,000 for E&O. The amounts to be paid for 1997 will be determined by March 14, 1997. The Company expects no significant increase in rates.

EMPLOYEES

     At September 29, 1996, the Company had 1,899 employees, including 1,303 professionals. The Company's professional staff includes archaeologists, biologists, cartographers, chemists, chemical engineers, civil engineers, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers and toxicologists. The Company's ability to retain and expand its staff of qualified professionals will be an important factor in determining the Company's future growth and success. None of the Company's employees is represented by a labor organization, and management considers its relations with its employees to be good.

                                 RISK FACTORS

     Statements regarding the Company's performance prospects could contain forward-looking information that involves risk and uncertainties such as the level of demand for the Company's services, funding delays for projects, lack of regulatory clarity affecting the marketplace and industry-wide competitive factors. The following risk factors should be reviewed in addition to the other information contained in this Annual Report on Form 10-K.

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

     CONTRACTS. The Company's contracts with the Federal and State governments and some of its other client contacts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding and audits of the Company's rates. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. All of the Company's contracts with the federal government are subject to audit by the government. The Company's government contracts are subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

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


ITEM 2.    PROPERTIES.

     The Company's corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 25,000 square feet of office space. A portion of these facilities are subject to a lease which expires in February 1998 and gives the Company an option to extend the term for one additional five-year period. Another portion of these facilities is subject to a lease which expires in January 2001. The Company leases office space in approximately 70 locations in the United States. The Company also rents some additional office space on a month-to-month basis.

     The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.


ITEM 3.    LEGAL PROCEEDINGS.

     The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material effect on the Company's financial position or results of operations. See "Item 1. Business - Potential Liability and Insurance."

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

     The information required by Items 5 through 8 of this report is set forth on pages 17 through 32 of the Company's Annual Report to Stockholders for the fiscal year ended September 29, 1996. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.


                                   PART III

     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Principal Stockholders, Directors and Executive Officers," "Election of Directors," and "Executive Officers, Compensation and Other Information" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a)   1. and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                      The Financial Statements filed as part of this report are listed in the accompanying index at page 16.

           3.         EXHIBITS.


           3.1 Restated Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

           3.2 Bylaws of the Company, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's
                      Registration Statement on Form S-1, No. 33-43723).

          10.1        Credit Agreement dated as of Sept. 15, 1995 between the
                      Company, and Bank of America Illinois, as amended by the First Amendment to Credit Agreement dated as of Nov. 27,
                      1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

          10.2 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc.,
                      Hydro-Search, Inc., PRC Environmental Management, Inc. and
                      Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

          10.3 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      October 1, 1995).


          10.4 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois
                      (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

         *10.5 Architect-Engineer Contract No. N62474-88-R-5086 dated as of June 6, 1989 between PRC Environmental Management, Inc.
                      (a subsidiary of the Company) and the Western Division, Naval Facilities Engineering Command.

          10.6        1989 Stock Option Plan dated as of February 1, 1989
                      (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-
                      43723).

          10.7        Form of Incentive Stock Option Agreement executed by the
                      Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's
                      Registration Statement on Form S-1, No. 33-43723).

          10.8        Executive Medical Reimbursement Plan provided to Messrs.
                      Hwang, Rodrigue and Gherini (incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                      Statement on Form S-1, No. 33-43723).

          10.9 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

          10.10       Form of Incentive Stock Option Agreement used by the
                      Company in connection with the Company's 1992 Incentive
                      Stock Plan (incorporated herein by reference to Exhibit
                      10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

          10.11       1992 Stock Option Plan for Nonemployee Directors
                      (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

          10.12       Form of Nonqualified Stock Option Agreement used by the
                      Company in connection with the Company's 1992 Stock Option
                      Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

          10.13 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

          10.14 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase
                      Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

          11.         Computation of Net Income Per Common Share.

          13.         Annual Report to Stockholders for the fiscal year ended
                      September 29, 1996, portions of which are incorporated by reference in this report as set forth in Part II hereof.
                      With the exception of these portions, such Annual Report is not to be deemed filed as part of this report.


          21.         Subsidiaries of the Company.

          23.         Independent Auditors' Consent.

          27.         Financial Data Schedule.

_______________

* Certain portions of this Exhibit were omitted from the copies filed as part of this Annual Report on Form 10-K. Complete copies of this Exhibit have been filed separately, together with an application to obtain confidential treatment with respect thereto.

     (b) No Report on Form 8-K was filed during the quarter ended September 29, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TETRA TECH, INC.


     Date:  December 20, 1996     By: /s/ Li-San Hwang
                                      _________________________________________
                                      Li-San Hwang, Chairman of the Board of
                                      Directors, President and Chief Executive
                                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                              Title                              Date
     ---------                              -----                              ----

/s/ Li-San Hwang                   Chairman of the Board of Directors,     December 20, 1996
------------------------           President and Chief Executive Officer
   Li-San Hwang                    (Principal Executive Officer)


/s/ James M. Jaska                 Vice President, Chief Financial         December 20, 1996
------------------------           Officer and Treasurer (Principal
     James M. Jaska                Financial and Accounting Officer)



/s/ J. Christopher Lewis           Director                                December 20, 1996
------------------------
  J. Christopher Lewis


/s/ Patrick C. Haden               Director                                December 20, 1996
------------------------
   Patrick C. Haden


/s/ James J. Shelton               Director                                December 20, 1996
------------------------
     James J. Shelton

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 12, 1996, appearing on pages 21 through 32 of the accompanying 1996 Annual Report to Stockholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and Part II information set forth on pages 17 through 32, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.


                        FINANCIAL STATEMENTS SCHEDULES

                                                                     Page No.
                                                                     --------
Report of Independent Accountants on Financial Statement
  Schedules...........................................................   20
Financial Statement Schedules
         Schedule II -- Valuation and Qualifying Accounts and
          Reserves....................................................   21

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of September 29, 1996 and October 1, 1995, and for each of the three years in the period ended September 29, 1996, and have issued our report thereon dated November 12, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, prevents fairly in all material respects the information set forth therein.



Los Angeles, California
November 12, 1996

                               TETRA TECH, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                          FOR THE FISCAL YEARS ENDED
            OCTOBER 2, 1994, OCTOBER 1, 1995 AND SEPTEMBER 29, 1996

                                             Balance at    Charges to
                                            Beginning of   Costs and                               Balance at
                                              Period       Expenses            Deductions          End of Period
                                            ------------   ----------          ----------          -------------
 Fiscal year ended October 2, 1994
  Allowance for loss on accounts
    receivable.........................      $   993,000    $  720,000(b)       $   (72,000)(a)     $ 1,641,000

Fiscal year ended October 1, 1995
  Allowance for loss on accounts
    receivable.........................      $ 1,641,000    $9,579,000(c)       $   (67,000)(a)     $11,153,000

Fiscal year ended September 29, 1996
  Allowance for loss on accounts
    receivable.........................      $11,153,000    $1,606,000(d)       $(1,658,000)(a)     $11,101,000

------------------------

(a) Represents write-offs of uncollectible accounts, net of recoveries on accounts previously written off.
(b) Includes $293,000 for Simons, Li & Associates, Inc. and Simon Hydro-Search, Inc. as of acquisition date.
(c) Includes $9,635,000 for PRC Environmental Management, Inc. as of acquisition date.
(d) Includes $1,365,000 for PRC Environmental Management, Inc. and KCM, Inc. as of acquisition date.