Form 10-Q
period 1996-12-29
TETRA TECH INC
filed 1997-02-12
CIK 831641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 29, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------
     Commission File Number 0-19655

                               TETRA TECH, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   95-4148514
  -------------------------------             -------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                        number)



             670 N. Rosemead Boulevard, Pasadena, California 91107
             -----------------------------------------------------
                   (Address of principal executive offices)


                                (818) 351-4664
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

As of January 26, 1997, the total number of outstanding shares of the Registrant's common stock was 14,259,386.

                                 TETRA TECH, INC.

                                     INDEX

                                                                        PAGE NO.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                           3

             Condensed Consolidated Statements of Income                     4

             Condensed Consolidated Statements of Cash Flows                 5

             Notes to the Condensed Consolidated Financial Statements        7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities                                            13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

  Signatures                                                                14

                        PART I.  FINANCIAL INFORMATION
Item 1.
-------
                               Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

$ in thousands, except share data             December 29,    September 29,
                                                  1996             1996
                                             -------------   --------------
                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............        $ 7,601          $ 6,129
 Accounts receivable - net..............         24,272           22,306
 Unbilled  receivables - net............         25,381           25,201
 Prepaid and other current assets.......          3,291            1,939
 Deferred income tax benefit............          2,358            2,358
                                                -------          -------
   Total Current Assets.................         62,903           57,933

PROPERTY AND EQUIPMENT:
 Leasehold improvements.................            901              733
 Equipment, furniture and fixtures......         13,673           13,072
                                                -------          -------
   Total................................         14,574           13,805
 Accumulated depreciation...............         (7,383)          (6,790)
                                                -------          -------
PROPERTY AND EQUIPMENT - NET............          7,191            7,015

INTANGIBLE ASSETS - NET.................         22,498           22,047

OTHER ASSETS............................          1,127            1,468
                                                -------          -------

TOTAL ASSETS............................        $93,719          $88,463
                                                =======          =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.......................        $12,401          $13,423
 Accrued compensation...................          6,067            7,311
 Other current liabilities..............          4,661            3,356
 Current portion of long-term
  obligations...........................            341                0
 Income taxes payable...................          2,759            1,104
                                                -------          -------
   Total Current Liabilities............         26,229           25,194

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized,
  2,000,000 shares; none issued and
   outstanding..........................
 Common stock - authorized, 15,000,000
  shares of $.01 par value; issued
  and outstanding 14,244,210 and
  14,127,002 shares at December 29,
  1996 and September 29, 1996,
  respectively..........................            142              141
 Additional paid-in capital.............         35,076           33,452
 Retained earnings......................         32,272           29,676
                                                -------          -------

TOTAL STOCKHOLDERS' EQUITY..............         67,490           63,269
                                                -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS'             $93,719          $88,463
 EQUITY.................................        =======          =======


See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

$ in thousands, except share data                                     Three Months Ended
                                                                  ---------------------------
                                                                  December 29,   December 31,
                                                                      1996           1995
                                                                  ------------   ------------
Gross Revenue.....................................................     $54,938        $54,162
    Subcontractor costs...........................................      14,515         16,139
                                                                       -------        -------
Net Revenue.......................................................      40,423         38,023

Cost of Net Revenue...............................................      31,051         29,483
                                                                       -------        -------
Gross Profit......................................................       9,372          8,540

Selling, General and Administrative Expenses......................       4,979          4,810
                                                                       -------        -------
Income From Operations............................................       4,393          3,730

Interest Expense..................................................          15            459
Interest Income...................................................          64            111
                                                                       -------        -------
Income Before Income Taxes........................................       4,442          3,382


Income Tax Expense................................................       1,846          1,353
                                                                       -------        -------

Net Income........................................................     $ 2,596        $ 2,029
                                                                       =======        =======

Net Income Per Common Share.......................................     $  0.18        $  0.14
                                                                       =======        =======

Shares Used in Per Share Calculations.............................      14,689         14,152
                                                                       =======        =======

See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

$ in thousands                                                                          Three Months Ended
                                                                                   ------------------------------
                                                                                   December 29,      December 31,
                                                                                       1996               1995
                                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income........................................................................    $ 2,596             $ 2,029

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..................................................        902               1,010
   Other..........................................................................         20                 ---

Changes in operating assets and liabilities, net of effects of acquisition:
   Accounts receivable............................................................         93              10,629
   Unbilled receivables...........................................................       (485)             (6,590)
   Prepaid and other assets.......................................................       (879)               (151)
   Accounts payable...............................................................     (1,515)             (3,333)
   Accrued compensation...........................................................     (1,582)             (1,812)
   Other current liabilities......................................................        999                (108)
   Income taxes payable...........................................................      1,561                 434
                                                                                      -------             -------
     Net Cash Provided By Operating Activities....................................      1,710               2,108

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures..............................................................       (356)               (682)
Proceeds from sale of property and equipment......................................         16                  17
Proceeds (Payments) for business acquisitions, net of cash acquired...............         34              (6,226)
                                                                                      -------             -------
     Net Cash Used In Investing Activities........................................       (306)             (6,891)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt........................................................        (73)             (1,000)
Proceeds from issuance of long-term debt..........................................        ---                   3
Payments on obligations under capital leases......................................        ---                  (6)
Net proceeds from issuance of common stock........................................        141                  65
                                                                                      -------             -------
     Net Cash Provided By (Used In) Financing Activities..........................         68                (938)
                                                                                      -------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................      1,472              (5,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................      6,129              13,130
                                                                                      -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $ 7,601             $ 7,409
                                                                                      =======             =======

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

$ in thousands
                                                                                     Three Months Ended
                                                                               --------------------------------
                                                                               December 29,        December 31,
                                                                                   1996                1995
                                                                               ------------        ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest...................................................................    $     6              $416
   Income taxes...............................................................    $   314              $995

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
 In December 1996, the Company purchased all of the capital
  stock of IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
   Fair value of assets acquired..............................................    $ 2,513
   Cash paid..................................................................       (132)
   Issuance of common stock...................................................     (1,026)
   Other acquisition costs....................................................        (70)
                                                                                  -------
     Liabilities assumed......................................................    $ 1,285
                                                                                  =======

In December 1996, the Company purchased all of the capital stock of
  FLO Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
   Fair value of assets acquired..............................................    $   837
   Cash paid..................................................................        (88)
   Issuance of common stock...................................................       (459)
   Other acquisition costs....................................................        (70)
                                                                                  -------
     Liabilities assumed......................................................    $   220
                                                                                  =======

See accompanying notes to the condensed consolidated financial statements.

                               TETRA TECH, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated balance sheets as of December 29, 1996, the condensed consolidated statements of income and the condensed statements of cash flows for the three month periods ended December 29, 1996 and December 31, 1995 are unaudited, and in the opinion of management include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended September 29, 1996.

    The results of operations for the three month period ended December 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 1997.

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


2.  CURRENT ASSETS
    --------------

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totalled $7,601,000 at December 29, 1996.


3.  ACQUISITIONS
    ------------

    On December 11, 1996, the Company acquired 100% of the capital stock of IWA Engineers ("IWA"), an architecture and engineering firm providing a wide range of planning, engineering, and design capabilities in water, wastewater, and facility design, and serving state, local and private customers. The acquisition was accounted for as a purchase. The purchase price of approximately $1,500,000 consists of cash and Company common stock which is subject to adjustment based upon the Net Asset Value of the Business on December 29, 1996 as described in the related purchase agreement.

    On December 18, 1996, the Company acquired 100% of the capital stock of FLO Engineering, Inc. ("FLO"), a consulting and engineering firm specializing in water resource engineering involving hydraulic engineering and hydrographic data collection. The acquisition was accounted for as a purchase. The purchase price of approximately $700,000 consists of cash and Company common stock which is subject to adjustment based upon the Net Asset Value of the Business on December 29, 1996 as described in the related purchase agreement.

    The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 30 years and is included under the caption "Intangible Assets - Net" in the accompanying consolidated balance sheets.

    The effect of unaudited pro forma operating results of both transactions, had they been acquired as of September 30, 1996, is not material.

    In November 1995, the Company acquired 100% of the capital stock of KCM, Inc. ("KCM"). The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired KCM on October 2, 1995:

                                       Pro Forma Three Months Ended
                                       ----------------------------
                                                Dec. 31, 1995
                                                -------------
                                   ($ in thousands, except per share data)
    Gross revenue                                  $56,213
    Income before income taxes                       3,542
    Net income                                       2,126
    Net income per share                              0.14
    Weighted average shares outstanding             14,152

4.  ACCOUNTS RECEIVABLE
    -------------------

    The Accounts Receivable valuation allowance includes amounts to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to many levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

 Item 2.
 -------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                                                   Percentage Relationship to Revenue
                                                --------------------------------------
                                                             Quarter Ended
                                                --------------------------------------    Period to Period
                                                December 29, 1996    December 31, 1995         Change
                                                -----------------    -----------------    -----------------
Net revenue                                            100.0%               100.0%                6.3%
Cost of net revenue                                     76.8                 77.5                 5.3
                                                     -------              -------               -----
Gross profit                                            23.2                 22.5                 9.7
Selling, general and
 administrative expenses                                12.3                 12.7                 3.5
                                                     -------              -------               -----
Income from operations                                  10.9                  9.8                17.8
Net interest (expense) income                            0.1                 (0.9)              114.1
                                                     -------              -------               -----
Income before income taxes                              11.0                  8.9                31.3
Income tax expense                                       4.6                  3.6                36.4
                                                     -------              -------               -----
Net income                                               6.4%                 5.3%               27.9%
                                                     =======              =======               =====

Gross revenue increased by 1.4% to $54,938,000 for the three months ended December 29, 1996 compared to $54,162,000 for the comparable prior year period. Net revenue increased by 6.3% to $40,423,000 for the quarter ended December 29, 1996 compared to $38,023,000 for the comparable quarter in the prior year. For both gross and net revenue, growth in actual dollars was experienced in three client sectors - state and local government, commercial and international. The following table presents the percentage of net revenue for each client sector:


                                    Percentage of Net Revenue
                              -------------------------------------
                                          Quarter Ended
                              -------------------------------------
Client Sector                 December 29, 1996   December 31, 1995
-------------                 -----------------   -----------------
Federal government                   60                  65
State & local government             17                  14
Commercial                           21                  19
International                         2                   2

Cost of net revenue increased 5.3% to $31,051,000 for the three months ended December 29, 1996 compared to $29,483,000 for the comparable prior year period. As a percentage of net revenue, cost of net revenue decreased to 76.8% for the quarter ended December 29, 1996 from 77.5% from the comparable prior year quarter. This decrease was due substantially to improvements in operating margins and efficiencies in business operations.

Selling, general and administrative ("SG&A") expenses, inclusive of amortization, increased 3.5% to $4,979,000 for the three months ended December 29, 1996 compared to $4,810,000 for the comparable prior year period. The increase was due to the amortization of the goodwill associated with the acquisitions of IWA and FLO ($3,000), and the addition of SG&A expenses of IWA and FLO ($151,000). As a percentage of net revenue, SG&A expenses decreased to 12.3% for the quarter ended December 29, 1996 from 12.7% in the first quarter last year.

Net interest income of $49,000 was realized in the quarter ended December 29, 1996 compared to net interest expense of $348,000 for the comparable prior year period.

Income tax expense increased to $1,846,000 for the three months ended December 29, 1996 from $1,353,000 for the comparable prior year period due to higher income before income taxes. The Company estimates that its fiscal 1997 effective tax rate will be approximately 41%, an increase of 1% primarily due to amortization of goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 1996, the Company's cash and cash equivalents totalled $7,601,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $15,000,000. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $5,000,000 outstanding at any one time. As of December 29, 1996, there were no borrowings outstanding;however, standby letters of credit totalled $1,995,000.

The increase in cash from operating activities for the three months ended December 29, 1996 resulted primarily from net income. The decrease in accounts payable and accrued compensation resulted primarily from the timing and management of these liabilities.

The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1997.

                                 RISK FACTORS

    Statements regarding the Company's performance prospects could contain forward-looking information that involves risk and uncertainties such as the level of demand for the Company's services, funding delays for projects, and industry-wide competitive factors. The following risk factors should be reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

     POTENTIAL LIABILITY AND INSURANCE. Because of the type of environmental projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately both the areas and magnitude of potential risk to the Company.

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 coverage under umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, in 1996 provided $10,000,000 in coverage, with a $100,000 self-insured retention. For 1997, the Company expects to maintain similar coverages for current services including pollution-related services rendered by the Company. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during 1996 were approximately $726,000 for E&O. The amounts to be paid for 1997 will be determined by March 14, 1997.

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

     CONTRACTS. The Company's contracts with the Federal and state governments and some of its other client contracts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding and audits of the Company's business systems and rates. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. All of the Company's contracts with the Federal government are subject to audit by the government. The Company's government contracts are subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

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

                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities
-------  ----------------------

      On December 11, 1996, the Company acquired 100% of the capital stock of IWA Engineers, a California corporation ("IWA"), through the merger of the Company's wholly-owned subsidiary with and into IWA (the "IWA Merger"). In connection with the IWA Merger, the Company issued an aggregate of 70,217 shares of its Common Stock, $.01 par value ("Common Stock"), to the former shareholders of IWA. For purposes of the IWA Merger, the shares of Common Stock were valued at $19.475 per share. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

      On December 18, 1996, the Company acquired 100% of the capital stock of FLO Engineering, Inc., a Colorado corporation ("FLO"), through the merger of the Company's wholly-owned subsidiary with and into FLO (the "FLO Merger"). In connection with the FLO Merger, the Company issued an aggregate of 32,110 shares of Common Stock to the former shareholders of FLO. For purposes of the FLO Merger, the shares of Common Stock were valued at $19.075 per share. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


Dated:  February 12, 1997       TETRA TECH, INC.



                                By: /s/ Li-San Hwang
                                    ------------------------------------------
                                    Li-San Hwang
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ James M. Jaska
                                    -------------------------------------------
                                    James M. Jaska
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)