Form 10-K/A
period 1996-09-29
TETRA TECH INC
filed 1997-03-26
CIK 831641

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended              Commission File Number:
         September 29, 1996                          0-19655


                                TETRA TECH, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                         95-4148214
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             670 N. Rosemead Boulevard, Pasadena, California 91107
                    (Address of principal executive offices)


                                 (818) 351-4664
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class:  Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]    No
                                               -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 14, 1997, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $206,765,538.

As of March 14, 1997, the Registrant had outstanding 14,282,897 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

       This amendment is filed in order to re-file Exhibit No. 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

     The undersigned Registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended September 29, 1996, as set forth below:

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     3.     EXHIBITS.

     *10.5 Architect-Engineer Contract No. N62474-88-R-5086 dated as of June 6, 1989 between PRC Environmental Management, Inc. (a subsidiary of the Registrant) and the Western Division, Naval Facilities Engineering Command.

________________

* Certain portions of this Exhibit were omitted from the copies filed as part of this Form 10-K/A. Complete copies of this Exhibit have been filed separately, together with an application to obtain confidential treatment with respect thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TETRA TECH, INC.


Date:  March 24, 1997              By: /s/ James M. Jaska
                                      -----------------------------------
                                      James M. Jaska
                                      Vice President and Chief Financial Officer