Form 10-Q
period 1997-03-30
TETRA TECH INC
filed 1997-05-14
CIK 831641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 30, 1997

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   -----------

  Commission File Number 0-19655

                                   TETRA TECH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                             95-4148514
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                number)



             670 N. Rosemead Boulevard, Pasadena, California 91107
      ------------------------------------------------------------------
                   (Address of principal executive offices)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----   -----

As of April 28, 1997, the total number of outstanding shares of the Registrant's common stock was 14,543,661.

                               TETRA TECH, INC.

                                     INDEX



PART I.         FINANCIAL INFORMATION                                          PAGE NO.

  Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets                             3

                   Condensed Consolidated Statements of Income                       4

                   Condensed Consolidated Statements of Cash Flows                   5

                   Notes to the Condensed Consolidated Financial Statements          7

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        9

                Risk Factors                                                        11


PART II.        OTHER INFORMATION

  Item 2.       Changes in Securities                                               14

  Item 6.       Exhibits and Reports on Form 8-K                                    14

Signatures                                                                          15

                        PART I.  FINANCIAL INFORMATION
Item 1.
-------
                               Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets

$ in thousands, except share data                                             March 30,   September 29,
                                                                                 1997         1996
                                                                             (Unaudited)
                                                                             -----------  -------------
                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............................................      $ 9,239          $ 6,129
 Accounts receivable - net...............................................       23,339           22,306
 Unbilled  receivables - net.............................................       27,718           25,201
 Prepaid and other current assets........................................        3,503            1,939
 Deferred income tax benefit.............................................        2,358            2,358
                                                                               -------          -------
   Total Current Assets..................................................       66,157           57,933

PROPERTY AND EQUIPMENT:
 Leasehold improvements..................................................          961              733
 Equipment, furniture and fixtures.......................................       14,526           13,072
                                                                               -------          -------
   Total.................................................................       15,487           13,805
 Accumulated depreciation and amortization...............................       (8,035)          (6,790)
                                                                               -------          -------
PROPERTY AND EQUIPMENT - NET.............................................        7,452            7,015

INTANGIBLE ASSETS - NET..................................................       22,999           22,047

OTHER ASSETS.............................................................          526            1,468
                                                                               -------          -------

TOTAL ASSETS.............................................................      $97,134          $88,463
                                                                               =======          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable........................................................      $11,222          $13,423
 Accrued compensation....................................................        7,388            7,311
 Other current liabilities...............................................        5,138            3,356
 Income taxes payable....................................................          954            1,104
                                                                               -------          -------
   Total Current Liabilities.............................................       24,702           25,194

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized, 2,000,000 shares; none issued and
   outstanding...........................................................          ---              ---
 Common stock - authorized, 20,000,000 shares of $.01 par value;
    issued and outstanding 14,436,958 and 14,127,002 shares at
    March 30, 1997 and September 29, 1996, respectively..................          144              141
 Additional paid-in capital..............................................       37,144           33,452
 Retained earnings.......................................................       35,144           29,676
                                                                               -------          -------

TOTAL STOCKHOLDERS' EQUITY...............................................       72,432           63,269
                                                                               -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................      $97,134          $88,463
                                                                               =======          =======

See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)




$ in thousands, except share data                     Three Months Ended         Six Months Ended
                                                      -----------------------   -----------------------
                                                       March 30,    March 31,    March 30,    March 31,
                                                         1997         1996         1997         1996
                                                      ----------   ----------   ----------   ----------

Gross Revenue.....................................      $55,545      $53,929     $110,483     $108,091
  Subcontractor costs.............................       11,631       13,853       26,146       29,992
                                                        --------     --------    ---------    ---------
Net Revenue.......................................       43,914       40,076       84,337       78,099

Cost of Net Revenue...............................       33,367       30,676       64,418       60,159
                                                        --------     --------    ---------    ---------
Gross Profit......................................       10,547        9,400       19,919       17,940

Selling, General and Administrative Expenses......        5,655        5,281       10,634       10,091
                                                        --------     --------    ---------    ---------
Income From Operations............................        4,892        4,119        9,285        7,849

Interest Expense..................................           27          361           42          820
Interest Income...................................          (58)         (70)        (122)        (181)
                                                        --------     --------    ---------    ---------
Income Before Income Taxes........................        4,923        3,828        9,365        7,210

Income Tax Expense................................        2,051        1,531        3,897        2,884
                                                        --------     --------    ---------    ---------

Net Income........................................      $ 2,872      $ 2,297     $  5,468     $  4,326
                                                        ========     ========    =========    =========

Net Income Per Common Share.......................        $0.20        $0.16        $0.37        $0.30
                                                        ========     ========    =========    =========

Shares Used in Per Share Calculations.............       14,633       14,504       14,661       14,328
                                                        ========     ========    =========    =========


  See accompanying notes to the condensed consolidated financial statements.

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


$ in thousands                                                                 Six Months Ended
                                                                           -----------------------
                                                                            March 30,    March 31,
                                                                               1997         1996
                                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..............................................................      $ 5,468     $  4,326

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and Amortization........................................        1,830        1,883
   Other................................................................          (56)           2

Changes in operating assets and liabilities, net of effects of acquisition:
   Accounts receivable..................................................        1,839       10,961
   Unbilled receivables.................................................       (2,799)        (485)
   Prepaid and other assets.............................................          665         (294)
   Accounts payable.....................................................       (2,830)      (6,077)
   Accrued compensation.................................................         (339)      (1,954)
   Other current liabilities............................................          652           41
   Income taxes payable.................................................         (188)      (1,400)
                                                                              -------     --------
     Net Cash Provided By Operating Activities..........................        4,242        7,003

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures....................................................         (985)      (1,062)
Proceeds from sale of property and equipment............................           23           41
Payments for business acquisitions, net of cash acquired................         (261)      (6,748)
                                                                              -------     --------
     Net Cash Used In Investing Activities..............................       (1,223)      (7,769)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt..............................................         (405)     (12,003)
Proceeds from issuance of long-term debt................................          ---        5,003
Payments on obligations under capital leases............................          ---           (6)
Net proceeds from issuance of common stock..............................          496          376
                                                                              -------     --------
        Net Cash Provided By (Used In) Financing Activities.............           91       (6,630)
                                                                              -------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................        3,110       (7,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................        6,129       13,130
                                                                              -------     --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................      $ 9,239     $  5,734
                                                                              =======     ========

                               Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

$ in thousands                                                                 Six Months Ended
                                                                             -----------------------
                                                                             March 30,     March 31,
                                                                                1997         1996
                                                                             ----------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.........................................................          $     9       $    796
   Income taxes.....................................................          $ 5,826       $  4,285

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 In November 1995, the Company purchased all of the capital stock of
   KCM, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
    Fair value of assets acquired...................................                        $ 20,393
    Cash paid.......................................................                          (2,645)
    Issuance of common stock........................................                         (10,313)
    Other acquisition costs.........................................                            (415)
                                                                                            --------
      Liabilities assumed...........................................                        $  7,020
                                                                                            ========
 In December 1996, the Company purchased all of the capital stock of
   IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
    Fair value of assets acquired...................................          $ 2,956
    Cash paid.......................................................             (310)
    Issuance of common stock........................................           (1,056)
    Other acquisition costs.........................................              (70)
                                                                              -------
      Liabilities assumed...........................................          $ 1,520
                                                                              =======
  In December 1996, the Company purchased all of the capital stock of FLO Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
    Fair value of assets acquired....................................         $   888
    Cash paid........................................................            (139)
    Issuance of common stock.........................................            (459)
    Other acquisition costs..........................................             (70)
                                                                              -------
      Liabilities assumed............................................         $   220
                                                                              =======

 In March 1997, the Company purchased all of the capital stock of
   SCM Consultants, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
    Fair value of assets acquired....................................         $ 2,656
    Cash paid........................................................            (286)
    Issuance of common stock.........................................          (1,683)
    Other acquisition costs..........................................             (70)
                                                                              -------
      Liabilities assumed............................................         $   617
                                                                              =======


See accompanying notes to the condensed consolidated financial statements.

                               TETRA TECH, INC.


           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated balance sheets as of March 30, 1997, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 30, 1997 and March 31, 1996 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended September 29, 1996.

    The results of operations for the three and six months ended March 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 1997.

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


2.  CURRENT ASSETS
    --------------

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash totalled $5,528,000 and cash equivalents totalled $3,711,000 at March 30, 1997.


3.  ACQUISITIONS
    ------------

    The Company acquired 100% of the capital stock of SCM Consultants, Inc. ("SCM") on March 20, 1997. SCM, a consulting and engineering firm, provides design of irrigation, water and wastewater systems, as well as facility and infrastructure engineering services, to state and local government, private and industrial customers. The purchase price of approximately $2,531,000 consists of cash and common stock which is subject to adjustment based upon SCM's Net Asset Value on March 30, 1997 as described in the related purchase agreement. The acquisition was accounted for as a purchase.

    On December 18, 1996, the Company acquired 100% of the capital stock of FLO Engineering, Inc. ("FLO"), a consulting and engineering firm specializing in water resource engineering involving hydraulic engineering and hydrographic data collection. The acquisition was accounted for as a purchase. The purchase price of approximately $700,000 consisting of cash and Company common stock was adjusted to approximately $752,000 based upon FLO's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

    On December 11, 1996, the Company acquired 100% of the capital stock of IWA Engineers ("IWA"), an architecture and engineering firm providing a wide range of planning, engineering, and design capabilities in water, wastewater, and facility design, and serving state, local and private customers. The acquisition was accounted for as a purchase. The purchase price of approximately $1,500,000 consisting of cash and Company common stock was adjusted to approximately $1,700,000 based upon IWA's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

    The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 30 years and is included under the caption "Intangible Assets - Net" in the accompanying consolidated balance sheets. The final determination of such excess amount is subject to a final determination of the value of the net assets acquired.

    The effect of unaudited pro forma operating results of these transactions, had they been acquired as of September 30, 1996, is not material.

    In November 1995, the Company acquired 100% of the capital stock of KCM, Inc. ("KCM"). The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired KCM on October 2, 1995:


                                        Pro Forma Six Months Ended
                                        --------------------------
                                              March 31, 1996
                                              --------------
                                   ($ in thousands, except per share data)

    Gross revenue                                  $110,142
    Income before income taxes                        7,370
    Net income                                        4,423
    Net income per share                               0.30
    Weighted average shares outstanding              14,516


4.  ACCOUNTS RECEIVABLE
    -------------------

    The Accounts Receivable valuation allowance includes amounts to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

Item 2.
-------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                                  % Relationship to Net Revenue      Period to       % Relationship to Net Revenue      Period to
                                  -----------------------------                      -----------------------------
                                          Quarter Ended               Period               Six Months Ended              Period
                                         ---------------                                   -------------------
                                  Mar. 30, 1997    Mar. 31, 1996      Change         Mar. 30, 1997   Mar. 31, 1996       Change
                                  -------------    --------------     -------        -------------   -------------      ---------
Net revenue                          100.0%            100.0%            9.6%            100.0%          100.0%             8.0%
Cost of net revenue                   76.0              76.5             8.8              76.4            77.0              7.1
                                     -----             -----           -----             -----           -----           ------
Gross profit                          24.0              23.5            12.2              23.6            23.0             11.0
Selling, general and
  administrative expenses             12.9              13.2             7.1              12.6            12.9              5.4
                                     -----             -----            ----             -----           -----           ------
Income from operations                11.1              10.3            18.8              11.0            10.1             18.3
Net interest (expense) income          0.1              (0.8)           10.7               0.1            (0.8)           112.5
                                     -----             -----            ----             -----           -----           ------
Income before income taxes            11.2               9.5            28.6              11.1             9.3             29.9
Income tax expense                     4.7               3.8            34.0               4.6             3.7             35.1
                                     -----             -----            ----             -----           -----           ------
Net income                             6.5%              5.7%           25.0%              6.5%            5.6%            26.4%
                                     =====             =====            ====             =====           =====           ======

Gross revenue increased by 3.0% to $55,545,000 for the three months ended March 30, 1997 compared to $53,929,000 for the comparable prior year period. For the six months ended March 30, 1997, gross revenue increased by 2.2% to $110,483,000 from $108,091,000 in the prior year. Net revenue increased by 9.6% to $43,914,000 for the quarter from $40,076,000 a year ago. For the six months ended March 30, 1997, net revenue increased by 8.0% to $84,337,000 from $78,099,000 last year. For both gross and net revenue, growth in actual dollars was experienced in the commercial and international client sectors. The percentage of the Company's net revenue attributable to the Federal government, state and local government, commercial, and international clients was affected by the acquisitions of IWA Engineers, FLO Engineering, Inc. and SCM Consultants, Inc. (the "Acquisitions"). The following table presents the percentage of net revenue for each client sector:

                                               Percentage of Net Revenue
                             -----------------------------------------------------------------
                                     Quarter Ended                   Six Months Ended
                             -------------------------------   -------------------------------
Client Sector                March 30, 1997   March 31, 1996   March 30, 1997   March 31, 1996
-------------                --------------   --------------   --------------   --------------
Federal government                 56               61               57               63
State & local government           17               18               17               16
Commercial                         24               19               23               19
International                       3                2                3                2

For the quarter ended March 30, 1997, the Acquisitions contributed $2,598,000 in net revenue growth, of which $268,000 was in the Federal government sector, $1,113,000 was in the state and local government sector, and $1,217,000 was in the commercial sector. For the six months ended, the Acquisitions contributed $3,832,000 in net revenue growth of which $347,000 was in the Federal government sector, $1,399,000 was in the state and local government sector, and $2,086,000 was in the commercial sector.

Cost of net revenue increased 8.8% to $33,367,000 for the three months ended March 30, 1997 compared to $30,676,000 for the comparable prior year period.
For the six months ended March 30, 1997, cost of net revenue increased 7.1% to $64,418,000 from $60,159,000 in the prior year. As a percentage of net revenue, cost of net revenue decreased in the quarter and six months from 76.5% and 77.0% last year to 76.0% and 76.4% this year, respectively. The Company continues to emphasize strong project management techniques.

Selling, general and administrative ("SG&A") expenses, inclusive of amortization, increased 7.1% to $5,655,000 for the three months ended March 30, 1997 compared to $5,281,000 for the comparable prior year period. For the quarter ended March 30, 1997, this increase was primarily due to the amortization of goodwill associated with the Acquisitions ($34,000), and the addition of SG&A expenses of the Acquisitions ($288,000). For the six months ended March 30, 1997, SG&A increased 5.4% to $10,634,000 from $10,091,000 in the comparable period last year. The amortization of goodwill associated with the Acquisitions was $37,000, and the SG&A expenses of the Acquisitions were $529,000 for the six months ended March 30, 1997. As a percentage of net revenue, SG&A expenses decreased to 12.9% for the quarter ended March 30, 1997 from 13.2% for the comparable period last year, and for the six months ended March 30, 1997, SG&A expenses decreased to 12.6% from 12.9% for the comparable period last year.

For the quarter ended March 30, 1997, net interest income of $31,000 was recognized compared to net interest expense of $291,000 in the quarter ended March 31, 1996, primarily due to the repayment of borrowings on the Company's revolving credit facility. For the six months ended March 30, 1997, net interest income increased to $80,000, compared to net interest expense of $639,000 in the prior year.

Income tax expense increased to $2,051,000 and $3,897,000 for the quarter and six months ended March 30, 1997, respectively, from $1,531,000 and $2,884,000 for the comparable prior year period due to higher income before income taxes. The Company estimates that its fiscal 1997 effective tax rate will be approximately 41.5%, compared to 40.4% for fiscal year 1996, primarily due to the non-deductibility of goodwill amortization for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1997, the Company's cash and cash equivalents totalled $9,239,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $30,000,000. This facility was voluntarily reduced to $15,000,000 in September, 1996. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $5,000,000 outstanding at any one time. As of March 30, 1997, there were no borrowings under the Credit Agreement and outstanding letters of credit totalled $1,995,000.

Cash provided by operating activities was $4,242,000. The increase in accounts receivable resulted primarily from the management of receivables and increase in net income. The decrease in accounts payable and accrued compensation resulted primarily from the timing of these liabilities.

The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1997.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which the Company will adopt in its annual financial statements for the year ended October 4, 1998. The Statement prohibits adoption during the fiscal 1997 and 1998 interim periods. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighed average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No.15.

The Company has determined that the effect of adoption of SFAS No. 128 would not have a material effect on the Company's financial statements for the three months and the six months ended March 30, 1997.

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

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 coverage under umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, in 1997 provides $10,000,000 in coverage, with a $100,000 self-insured retention. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during 1996 were approximately $726,000 for E&O. The E&O policy was renewed through September 30, 1997 (approximately 6 months) for $363,000. The shortened period was requested by the Company in order to realign all policies with the Company's fiscal year end.

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

     CONTRACTS. The Company's contracts with the Federal and state governments and some of its other client contracts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding and audits of the Company's business systems and rates. Limitations imposed on spending by Federal government agencies may limit or delay the continued funding of the Company's existing contracts with the Federal government and may limit or delay the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. All of the Company's contracts with the Federal government are subject to audit by the government. The Company's government contracts are subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

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

                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities
-------  ---------------------

      On March 20, 1997, the Company acquired 100% of the capital stock of SCM Consultants, Inc., a Washington corporation ("SCM"), through the merger of the Company's wholly-owned subsidiary with and into SCM (the "SCM Merger"). In connection with the SCM Merger, the Company issued an aggregate of 145,393 shares of its Common Stock, $.01 par value ("Common Stock"), to the former shareholders of SCM. For purposes of the SCM Merger, the shares of Common Stock were valued at $15.4375 per share. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

      On March 25 and May 7, 1997, the Company issued an aggregate of 6,323 shares of Common Stock to certain former shareholders of IWA Engineers, a California corporation ("IWA"). Such shares were issued in connection with an adjustment to the purchase price the Company paid for 100% of the capital stock of IWA on December 11, 1996, in accordance with the terms of the related purchase agreement. For purposes of the purchase price adjustment, the shares of Common Stock were valued at $19.475. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      (a) Exhibits
          --------

          (i) Exhibit 3.1 - Certificate of Amendment of Certificate of Incorporation of the Company

          (ii) Exhibit 27 - Financial Data Schedule



      (b) Reports on Form 8-K
          -------------------

          None

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1997    TETRA TECH, INC.



                         By:    /s/ Li-San Hwang
                                ------------------
                                Li-San Hwang
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer
                                (Principal Executive Officer)



                         By:    /s/ James M. Jaska
                                --------------------
                                James M. Jaska
                                Vice President, Chief Financial Officer and
                                Treasurer
                                (Principal Financial and Accounting Officer)