Form 10-K/A
period 1996-09-29
TETRA TECH INC
filed 1997-06-27
CIK 831641

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




      For the fiscal year ended                 Commission File Number:
         September 29, 1996                             0-19655

                             ----------------------

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


                                 (626) 351-4664
              (Registrant's telephone number, including area code)

                             ----------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

               Title of each class:  Common Stock, $.01 Par Value

                             ----------------------

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 23, 1997, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $275,208,135.

As of June 23, 1997, the Registrant had outstanding 16,259,169 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

       The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 29, 1996, as set forth below:


                                     PART I

ITEM 1.     BUSINESS.

     1. The Registrant hereby amends the third paragraph under the heading "Contracts" to read in full as follows:

     The Company provides its services pursuant to contracts, purchase orders or retainer letters. Company policy provides that, where possible, all contracts will be in writing. The Company bills all of its clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Generally, Tetra Tech's contracts do not require that it provide performance bonds. A performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits. To date, the Company has not incurred material damages beyond the coverage of any performance bond. Most of the Company's agreements permit termination by the client upon payment of fees and expenses through the date of termination.

     2. The Registrant hereby adds the following as the new third through sixth paragraphs under the heading "Contracts:"

     All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (the "DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities which either contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate the contractor's policies, procedure, controls and performance; and (iii) prevent or avoid wasteful, careless and inefficient production or service. To accomplish the foregoing, the DCAA (i) examines the Company's internal control systems, management policies and financial capability, (ii) evaluates the accuracy, reliability and reasonableness of the Company's cost representations and records, and (iii) assesses compliance by the Company under its contracts with Cost Accounting Standards and defective-pricing clauses found within the Federal Acquisition Regulations. The DCAA also performs the annual review of the Company's overhead rates and assists in the establishment of the Company's final rates. This review focuses on the allowability of cost items as well as the allocability and applicability of Cost Accounting Standards. The DCAA also audits cost-based contracts, including the close-out of those contracts.

     The DCAA also reviews all types of proposals, including those of award, administration, modification or repricing. Factors considered are the Company's cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of the Company's operations at any major organization level that have a significant effect on the performance of future government contracts is also conducted during the proposal review period.

     During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on the Company.

     Due to the severity of the legal remedies available to the government, including the required payment of damages and/or penalties, criminal and civil sanctions, and debarment, the Company maintains controls to avoid the occurrence of fraud and other unlawful activity. In addition, the Company maintains preventative audit programs to ensure appropriate control systems and mitigate control weaknesses.

     3. The Registrant hereby amends the paragraph under the heading "Competition" to read in full as follows:

     The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing resources than the Company. The Company performs engineering and consulting services across a broad spectrum of business areas including facilities management, resource management, nuclear management, waste management, and ground and surface water management. These services are provided to a customer base including Federal (Departments of Defense, Interior and Energy; U.S. Environmental Protection Agency; and the U.S. Post Office), state and local agencies, as well as the commercial sector. The Company's competition varies and is a function of the business areas in which, and client sectors for which, the Company performs its services. The range of competitors for any one procurement can vary from ten to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, competition has been based primarily on the quality and timeliness of service. However, the Company believes that price has become an increasingly important competitive factor. The Company believes that its principal competitors include Dames & Moore, Inc., E A Engineering Science & Technology, Inc., EMCON, Ecology & Environment, Inc., Harding Associates, Inc., ICF Kaiser International, Inc., International Technology Corp., TRC Companies, Inc., URS Consultants, Inc. and Roy F. Weston, Inc.

     4. The Registrant hereby amends the Risk Factor entitled "Potential Liability and Insurance" to read in full as follows:

     Potential Liability and Insurance. Because of the type of environmental projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. The Company is involved in numerous environmental and hazardous waste projects. These projects, and the associated risks, range in both size and complexity. The risk factors include, but are not limited to, location; site characteristics; past, present and future uses; and political, legal and economic environments. Such factors make it difficult to assess accurately both the areas and magnitude of potential risks.

     The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 coverage under umbrella policies, provide total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, for 1997 provides $10,000,000 in coverage, with a $100,000 self-insured retention. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, review the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allow the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

     The Company evaluates and determines the risk associated with an uninsured claim. In the event the Company determines that an uninsured claim has potential liability, the Company establishes an appropriate reserve. The Company does not establish a reserve if its determines that the claim has no merit. The Company's historical levels of insurance coverage and reserves have been shown to be adequate. However, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

     5. The Registrant hereby amends the Risk Factor entitled "Contracts" to read in full as follows:

     Contracts. The Company's contracts with Federal and State governments and some of its other client contacts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding and audits of the Company's rates. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company.

     All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (the "DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA could have a material adverse effect on the Company. The Company's government contracts are also subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

     The Company enters into various types of contracts with its clients, which include fixed-price contracts. In fiscal 1996, 17.1% of the Company's net revenue was derived from fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Losses under fixed-price contracts could have a material adverse effect on the Company.


                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Registrant hereby amends the Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in the Registrant's Annual Report to Stockholders for the fiscal year ended September 29, 1996 by adding the following as the new fourth paragraph under the heading "Liquidity and Capital Resources:"

     The Company continuously evaluates the marketplace for strategic acquisition opportunities. Once an opportunity is identified, the Company examines the effect an acquisition may have on the business environment, as well as on the Company's results of operations. The Company proceeds with an acquisition only if it determines that the acquisition is anticipated to have an accretive effect on future operations. The Company's strategy is to position itself to address existing and emerging markets. The Company views acquisitions as a key component of its growth strategy, and intends to use both cash and its securities, as it deems appropriate, to fund such acquisitions.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Registrant hereby amends the description of the business experience of James M. Jaska, the Registrant's Vice President and Chief Financial Officer, that appears in the Registrant's definitive Proxy Statement dated January 8, 1997 with respect to the Registrant's 1997 Annual Meeting of Stockholders, to read in full as follows:

     Mr. Jaska joined the Company in 1994 as Vice President, Chief Financial Officer and Treasurer. From 1991 to 1994, Mr. Jaska held several operations and management positions at Alliant Techsystems, Inc., in addition to leading the environmental business venture and having operational responsibility for large government defense plants. From 1988 to 1990, he served as the Director of Finance and Business Management at Honeywell Inc.'s Precision Weapons Operations. From 1981 to 1987, he was responsible for environmental affairs at Honeywell Inc. From 1977 to 1981, he managed regulatory affairs dealing with the production of specialty chemicals at Ecolab, Inc. Mr. Jaska also served as an advisor to numerous governmental and professional committees. Mr. Jaska holds B.S. and M.S. degrees from Western Illinois University and completed an executive management program through Harvard University.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The Registrant hereby amends Item 14 by adding the following Exhibits:

     3.   EXHIBITS.

     99.1 Independent Auditors' Report.

     99.2 Independent Auditors' Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TETRA TECH, INC.


     Date:  June 27, 1997           By: /s/ James M. Jaska
                                       ----------------------------------
                                       James M. Jaska
                                       Vice President and Chief Financial
                                       Officer