Form 10-Q/A
period 1996-12-29
TETRA TECH INC
filed 1997-06-27
CIK 831641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 29, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ___________________

     Commission File Number 0-19655


                               TETRA TECH, INC.
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                         95-4148214
-------------------------------                      -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification  number)



             670 N. Rosemead Boulevard, Pasadena, California 91107
      -------------------------------------------------------------------
                   (Address of principal executive offices)


                                (626) 351-4664
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

    As of June 23, 1997, the total number of outstanding shares of the Registrant's Common Stock was 16,259,169.

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended December 29, 1996, as set forth below:


                        PART I.  FINANCIAL INFORMATION

     1. The Registrant hereby amends the Risk Factor entitled "Potential Liability and Insurance" to read in full as follows:

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

     2. The Registrant hereby amends the Risk Factor entitled "Contracts" to read in full as follows:

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


                          PART II.  OTHER INFORMATION

     The Registrant hereby amends Item 6 to read in full as follows:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.


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

              10.1 Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois, as amended by the First Amendment to Credit Agreement dated as of November 27, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

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

             *10.5 Architect-Engineer Contract No. N62474-88-R-5086 dated as of June 6, 1989 between PRC Environmental Management, Inc. (a subsidiary of the Company) and the Western Division, Naval Facilities Engineering Command (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended September 29, 1996).

              10.6 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

              10.7 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

              10.8 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

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

                11   Computation of Net Income Per Common Share.

                27 Financial Data Schedule (incorporated herein by reference to Exhibit 27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1996).
_______________

* Certain portions of this Exhibit were omitted from the copies filed as part of the Annual Report on Form 10-K/A (Amendment No. 1). Complete copies of this Exhibit were filed separately, together with an application to obtain confidential treatment with respect thereto.


     (b) No Report on Form 8-K was filed during the quarter ended December 29, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TETRA TECH, INC.



Date:  June 27, 1997            By: /s/ James M. Jaska
                                    ------------------------------------------
                                    James M. Jaska
                                    Vice President and Chief Financial Officer