Form 10-Q/A
period 1997-03-30
TETRA TECH INC
filed 1997-06-27
CIK 831641

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

     For the transition period from ________________ to ____________________

     Commission File Number 0-19655


                               TETRA TECH, INC.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          95-4148214
-------------------------------                       ----------------------
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

    As of June 23, 1997, the total number of outstanding shares of the Registrant's Common Stock was 16,259,169

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, as set forth below:


                        PART I.  FINANCIAL INFORMATION

     1. The Registrant hereby amends Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources by adding the following paragraph as the new third paragraph thereunder:

     The Company continuously evaluates the marketplace for strategic acquisition opportunities. Once an opportunity is identified, the Company examines the effect an acquisition may have on the business environment, as well as on the Company's results of operations. The Company proceeds with an acquisition only if it determines that the acquisitions is anticipated to have an accretive effect on future operations. The Company's strategy is to position itself to address existing and emerging markets. The Company views acquisitions as a key component of its growth strategy, and intends to use both cash and its securities, as it deems appropriate, to fund such acquisitions.

     2. The Registrant hereby amends the Risk Factor entitled "Potential Liability and Insurance" to read in full as follows:

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

     3. The Registrant hereby amends the Risk Factor entitled "Contracts" to read in full as follows:

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

               3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997).

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

             11      Computation of Net Income Per Common Share.

             27      Financial Data Schedule (incorporated by reference to
                     Exhibit 27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997).
_______________

* Certain portions of this Exhibit were omitted from the copies filed as part of the Annual Report on Form 10-K/A (Amendment No. 1). Complete copies of this Exhibit were filed separately, together with an application to obtain confidential treatment with respect thereto.


     (b) No Report on Form 8-K was filed during the quarter ended March 30, 1997.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TETRA TECH, INC.



Date:  June 27, 1997           By: /s/ James M. Jaska
                                  _________________________________________
                                  James M. Jaska
                                  Vice President and Chief Financial Officer