Form 10-Q
period 1997-06-29
TETRA TECH INC
filed 1997-08-13
CIK 831641

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 29, 1997

                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________ to_________


          Commission File Number 0-19655

                                     TETRA TECH, INC.
                ------------------------------------------------------
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

As of July 27, 1997, the total number of outstanding shares of the Registrant's common stock was 16,548,271.

                                   TETRA TECH, INC.

                                        INDEX



PART I.   FINANCIAL INFORMATION                                     PAGE NO.

  Item 1. Financial Statements

            Condensed Consolidated Balance Sheets                       3

            Condensed Consolidated Statements of Income                 4

            Condensed Consolidated Statements of Cash Flows             5

            Notes to the Condensed Consolidated Financial Statements    8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11

          Risk Factors                                                 14


PART II.  OTHER INFORMATION

  Item 2. Changes in Securities                                        17

  Item 6. Exhibits and Reports on Form 8-K                             17

Signatures                                                             21

                        PART I.  FINANCIAL INFORMATION
ITEM 1.
-------
                               Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets


$ in thousands, except share data                                       June 29,      September 29,
                                                                          1997            1996
                                                                      -----------     --------------
                                                                      (Unaudited)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $ 12,793        $ 6,129
  Accounts receivable - net..........................................     25,433         22,306
  Unbilled  receivables - net........................................     33,769         25,201
  Prepaid and other current assets...................................      6,353          1,939
  Deferred income taxes..............................................      2,358          2,358
                                                                        --------        -------
    Total Current Assets.............................................     80,706         57,933

PROPERTY AND EQUIPMENT:
  Leasehold improvements.............................................        990            733
  Equipment, furniture and fixtures..................................     16,201         13,072
                                                                        --------        -------
    Total............................................................     17,191         13,805
  Accumulated depreciation and amortization..........................     (8,770)        (6,790)
                                                                        --------        -------
PROPERTY AND EQUIPMENT - NET.........................................      8,421          7,015

INTANGIBLE ASSETS - NET..............................................     63,935         22,047

OTHER ASSETS.........................................................      1,301          1,468
                                                                        --------        -------

TOTAL ASSETS.........................................................   $154,363        $88,463
                                                                        --------        -------
                                                                        --------        -------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...................................................   $ 11,329        $13,423
  Accrued compensation...............................................     10,892          7,311
  Other current liabilities..........................................      6,250          3,356
  Payable to stockholder.............................................      5,479              0
  Current portion of long-term obligations...........................      8,000              0
  Income taxes payable...............................................      1,339          1,104
                                                                        --------        -------
    Total Current Liabilities........................................     43,289         25,194

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 2,000,000 shares of $.01 par value;
   issued and outstanding 1,231,840 and 0 shares at June 29, 1997
   and September 29, 1996, respectively..............................         12              0
  Common stock - authorized, 20,000,000 shares of $.01 par value;
   issued and outstanding 16,264,251 and 14,127,002 shares at
   June 29, 1997 and September 29, 1996, respectively................        163            141
  Additional paid-in capital.........................................     72,112         33,452
  Retained earnings..................................................     38,787         29,676
                                                                        --------        -------

TOTAL STOCKHOLDERS' EQUITY...........................................    111,074         63,269
                                                                        --------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................   $154,363        $88,463
                                                                        --------        -------
                                                                        --------        -------

             See accompanying notes to the condensed consolidated
                          financial statements.

                                 Tech, Inc.
                 Condensed Consolidated Statements of Income
                                 (Unaudited)

$ in thousands, except share data                          Three Months Ended            Nine Months Ended
                                                         ----------------------       -----------------------
                                                         June 29,      June 30,       June 29,       June 30,
                                                           1997          1996           1997           1996
                                                         --------      --------       --------       --------
Gross Revenue..........................................  $60,922        $54,152       $171,406       $162,243
   Subcontractor costs.................................   12,301         13,838         38,447         43,830
                                                         -------        -------       --------       --------
Net Revenue............................................   48,621         40,314        132,959        118,413

Cost of Net Revenue....................................   35,660         30,479        100,077         90,638
                                                         -------        -------       --------       --------
Gross Profit...........................................   12,961          9,835         32,882         27,775

Selling, General and Administrative Expenses...........    6,754          5,329         17,390         15,420
                                                         -------        -------       --------       --------
Income From Operations.................................    6,207          4,506         15,492         12,355

Interest Expense.......................................       84            203            127          1,023
Interest Income........................................      (88)           (72)          (210)          (253)
                                                         -------        -------       --------       --------
Income Before Income Taxes.............................    6,211          4,375         15,575         11,585

Income Tax Expense.....................................    2,567          1,750          6,464          4,634
                                                         -------        -------       --------       --------

Net Income.............................................   $3,644         $2,625         $9,111         $6,951
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------

Net Income Per Common Share............................    $0.24          $0.18          $0.61          $0.48
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------

Shares Used in Per Share Calculations..................   15,432         14,565         14,918         14,405
                                                         -------        -------       --------       --------
                                                         -------        -------       --------       --------

  See accompanying notes to the condensed consolidated financial statements.

                              Tetra Tech, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

$ in thousands                                                                           Nine Months Ended
                                                                                      -----------------------
                                                                                      June 29,       June 30,
                                                                                        1997           1996
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income.....................................................................        $ 9,111        $ 6,951

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and Amortization..............................................          2,929          2,731
    Other......................................................................            (71)            (2)

Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable........................................................             10         15,157
    Unbilled receivables.......................................................         (8,849)           224
    Prepaid and other assets...................................................           (305)          (519)
    Accounts payable...........................................................         (2,844)         (7,618)
    Accrued compensation.......................................................         (3,976)        (1,467)
    Other current liabilities..................................................         (1,214)           525
    Income taxes payable.......................................................            174            410
                                                                                       -------        -------
      Net Cash (Used In) Provided By Operating Activities......................         (5,035)        16,392

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures...........................................................         (1,832)        (1,751)
Proceeds from sale of property and equipment...................................             44             45
Payments for business acquisitions, net of cash acquired.......................         (1,124)        (6,748)
                                                                                       -------        -------
      Net Cash Used In Investing Activities....................................         (2,912)        (8,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt.....................................................         (1,842)       (19,003)
Proceeds from issuance of long-term debt.......................................          8,000          5,145
Proceeds from payable to stockholder...........................................          5,479              0
Payments on obligations under capital leases...................................              0             (6)
Net proceeds from issuance of common stock.....................................          2,974            542
                                                                                       -------        -------
      Net Cash Provided By (Used In) Financing Activities......................         14,611        (13,322)
                                                                                       -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     6,664         (5,384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................          6,129         13,130
                                                                                       -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................        $12,793         $7,746
                                                                                       -------        -------
                                                                                       -------        -------
                                  (Continued)

                              Tetra Tech, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

$ in thousands                                                                            Nine Months Ended
                                                                                       -----------------------
                                                                                       June 29,       June 30,
                                                                                         1997           1996
                                                                                       --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest....................................................................         $    83       $  1,077
   Income taxes................................................................         $ 9,513       $  4,225

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  In November 1995, the Company purchased all of the capital stock of
    KCM, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired............................................                        $ 20,393
      Cash paid................................................................                          (2,645)
      Issuance of common stock.................................................                         (10,313)
      Other acquisition costs..................................................                            (415)
                                                                                                       --------
        Liabilities assumed....................................................                        $  7,020
                                                                                                       --------
                                                                                                       --------

  In December 1996, the Company purchased all of the capital stock of
    IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired............................................         $ 2,956
      Cash paid................................................................            (310)
      Issuance of common stock.................................................          (1,056)
      Other acquisition costs..................................................             (70)
                                                                                        -------
        Liabilities assumed....................................................         $ 1,520
                                                                                        -------
                                                                                        -------

  In December 1996, the Company purchased all of the capital stock of
    FLO Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired............................................         $   892
      Cash paid................................................................            (139)
      Issuance of common stock.................................................            (459)
      Other acquisition costs..................................................             (70)
                                                                                        -------
        Liabilities assumed....................................................         $   224
                                                                                        -------
                                                                                        -------

  In March 1997, the Company purchased all of the capital stock of
    SCM Consultants, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired............................................         $ 2,859
      Cash paid................................................................            (311)
      Issuance of common stock.................................................          (1,830)
      Other acquisition costs..................................................             (70)
                                                                                        -------
        Liabilities assumed....................................................         $   648
                                                                                        -------
                                                                                        -------

                                  (Continued)

                              Tetra Tech, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

$ in thousands                                                                            Nine Months Ended
                                                                                       -----------------------
                                                                                       June 29,       June 30,
                                                                                         1997           1996
                                                                                       --------       --------
  In June 1997, the Company purchased all of the capital stock of Whalen
   & Company, Inc. and Whalen Service Corps Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired............................................         $ 53,282
      Cash paid................................................................           (8,051)
      Issuance of common and preferred stock...................................          (33,304)
      Other acquisition costs..................................................           (1,925)
                                                                                        --------
        Liabilities assumed....................................................         $ 10,002
                                                                                        --------
                                                                                        --------
                                   (Concluded)


   See accompanying notes to the condensed consolidated financial statements.

                                   TETRA TECH, INC.

               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying condensed consolidated balance sheets as of June 29, 1997, the condensed consolidated statements of income for the three-month and nine-month periods ended June 29, 1997 and June 30, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended June 29, 1997 and June 30, 1996 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

    The results of operations for the three and nine months ended June 29, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 1997.

    The computation of net income per common share is based upon the weighted average number of shares outstanding, including the effects of common stock equivalents (common stock options and Series A Preferred Stock).

2.  CASH AND CASH EQUIVALENTS
    -------------------------

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash totaled $8,705,000 and cash equivalents totaled $4,088,000 at June 29, 1997.

3.  ACQUISITIONS
    ------------

    On June 11, 1997, the Company acquired 100% of the capital stock of Whalen & Company, Inc. and Whalen Service Corps Inc. (collectively, "WAC"). WAC, a wireless telecommunications firm, provides a full range of wireless telecommunications site development services for PCS, cellular, ESMR, air-to-ground, microwave, paging, fiber optic and switching centers technology. The acquisition was accounted for as a purchase. The purchase has been valued at approximately $43,070,000 consisting of cash and Company common and preferred stock. The common and preferred stock was issued in a private placement and had a combined value of $33,304,000. The preferred stock carries dividend and voting rights substantially identical to those of common stock and will be converted to common stock on a share for share basis immediately upon the authorization of additional common shares. Holders of the preferred stock may put the preferred stock to the Company for cash at the average closing price of the Company's common stock on the five days ending one day prior to the exercise of the put if the preferred stock is not converted to common stock by December 10, 1997. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 28% below the then prevailing market price. On the business day prior to the merger, WAC distributed to its stockholders (i) cash in the amount of $4,138,000 and (ii) accounts receivable having a net value of $18,455,000.

    On March 20, 1997, the Company acquired 100% of the capital stock of SCM Consultants, Inc. ("SCM"), a consulting and engineering firm, providing design of irrigation, water and wastewater systems, as well as facility and infrastructure engineering services, to State and local government, private and industrial customers. The acquisition was accounted for as a purchase. The purchase was valued at approximately $2,211,000, consisting of cash and Company common stock, as adjusted based upon SCM's Net Asset Value on March 30, 1997 as described in the related purchase agreement.

    On December 18, 1996, the Company acquired 100% of the capital stock of FLO Engineering, Inc. ("FLO"), a consulting and engineering firm specializing in water resource engineering involving hydraulic engineering and hydrographic data collection. The acquisition was accounted for as a purchase. The purchase was valued at approximately $668,000, consisting of cash and Company common stock, as adjusted based upon FLO's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

    On December 11, 1996, the Company acquired 100% of the capital stock of IWA Engineers ("IWA"), an architecture and engineering firm providing a wide range of planning, engineering, and design capabilities in water, wastewater, and facility design, and serving State and local government and private customers. The acquisition was accounted for as a purchase. The purchase was valued at approximately $1,436,000, consisting of cash and Company common stock, as adjusted based upon IWA's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

    On November 7, 1995, the Company acquired 100% of the capital stock of KCM, Inc. ("KCM"), an engineering services firm specializing in areas of water quality, water and wastewater systems, surface water management, fisheries and facilities. The acquisition was accounted for as a purchase. The purchase was valued at approximately $13,373,000 consisting of cash and Company common stock issued in a private placement. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 26% below the then prevailing market price.

    The results of operations from each of the acquired entities have been included in the Company's condensed consolidated financial statements from the effective dates of the acquisitions. The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 30 years and is included under the caption "INTANGIBLE ASSETS-NET" in the accompanying condensed consolidated balance sheets. The final determination of such excess amount is subject to a final determination of the value of the consideration paid and the net assets acquired.

    The effect of unaudited pro forma operating results of the SCM, FLO and IWA transactions, had they been acquired on October 2, 1995, is not material.

    The effect of unaudited pro forma operating results assuming that the Company had acquired KCM and WAC on October 2, 1995 is presented in Note 6. PRO FORMA OPERATING RESULTS.

4.  ACCOUNTS RECEIVABLE
    -------------------

    The Accounts Receivable valuation allowance includes amounts to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of June 29, 1997 and September 29, 1996 was $1,178,000 and $1,062,000, respectively. The allowance for disallowed costs as of June 29, 1997 and September 29, 1996 was $9,943,000 and $10,039,000, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

5.  SUBSEQUENT EVENT
    ----------------

    On July 11, 1997, the Company acquired 100% of the capital stock of CommSite Development Corporation ("CDC"), a wireless telecommunications site development service firm. The purchase price of $5,700,000 consisted of Company common stock and is subject to a purchase price adjustment as described in the related purchase agreement. The acquisition will be accounted for as a purchase. The effect of unaudited pro forma operating results, had CDC been acquired on October 2, 1995, is presented in Note 6. Pro Forma Operating Results.

6.  PRO FORMA OPERATING RESULTS
    ---------------------------

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired KCM, WAC and CDC (the historical information for WAC and CDC is unaudited) on October 2, 1995:

                                                        PRO FORMA NINE MONTHS ENDED
                                                        ---------------------------
                                                  JUNE 29, 1997             JUNE 30, 1996
                                                  -------------             -------------
                                                  ($ in thousands, except per share data)

    Gross revenue                                    $219,040                  $203,155
    Income from operations                             27,411                    21,434
    Net income                                         15,780                    12,244
    Net income per share                                 0.87                      0.69
    Weighted average shares outstanding                18,038                    17,696


ITEM 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated statements of income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                               % RELATIONSHIP TO NET REVENUE                % RELATIONSHIP TO NET REVENUE
                               -----------------------------                -----------------------------
                                        QUARTER ENDED           PERIOD TO         NINE MONTHS ENDED          PERIOD TO
                                        -------------            PERIOD           -----------------           PERIOD
                                JUN. 29, 1997  JUN. 30, 1996     CHANGE      JUN. 29, 1997  JUN. 30, 1996     CHANGE
                                -------------  -------------    ---------    -------------  -------------   ----------
Net revenue                         100.0%         100.0%         20.6%          100.0%         100.0%          12.3%
Cost of net revenue                  73.3           75.6          17.0            75.3           76.5           10.4
                                    -----          -----        ------           -----          -----         ------
Gross profit                         26.7           24.4          31.8            24.7           23.5           18.4
Selling, general and
  administrative expenses            13.9           13.2          26.7            13.1           13.0           12.8
                                    -----          -----        ------           -----          -----         ------
Income from operations               12.8           11.2          37.8            11.7           10.5           25.4
Net interest (expense) income         0.0           (0.3)       (103.1)            0.1           (0.7)        (110.9)
                                    -----          -----        ------           -----          -----         ------
Income before income taxes           12.8           10.9          42.0            11.7            9.8           34.4
Income tax expense                    5.3            4.4          46.7             4.9            3.9           39.5
                                    -----          -----        ------           -----          -----         ------
Net income                            7.5%           6.5%         38.8%            6.9%           5.9%          31.1%
                                    -----          -----        ------           -----          -----         ------
                                    -----          -----        ------           -----          -----         ------

Gross revenue increased by 12.5% to $60,922,000 for the three months ended June 29, 1997 compared to $54,152,000 for the comparable prior year period. For the nine months ended June 29, 1997, gross revenue increased by 5.6% to $171,406,000 from $162,243,000 in the prior year. Net revenue increased by 20.6% to $48,621,000 for the quarter from $40,314,000 a year ago. For the nine months ended June 29, 1997, net revenue increased by 12.3% to $132,959,000 from $118,413,000 last year. The percentage of the Company's net revenue attributable to the Federal government, State and local government, commercial, and international clients was affected by the acquisitions of IWA Engineers, FLO Engineering, Inc., SCM Consultants, Inc. and WAC (the "Acquisitions"). The Acquisitions benefit the Company's strategic objective of further balancing the Company's revenue mix between Federal and private sector programs and will increase the amount of the Company's business driven by economics rather than regulatory requirements in both domestic and international arenas. The following table presents the percentage of net revenue for each client sector:

                                                        Percentage of Net Revenue
                            ------------------------------------------------------------------------------------
                                        Quarter Ended                               Nine Months Ended
                            --------------------------------------          ------------------------------------
Client Sector               June 29, 1997            June 30, 1996          June 29, 1997          June 30, 1996
-------------               -------------            -------------          -------------          -------------
Federal government               50                       60                      55                     62
State & local government         14                       17                      15                     16
Commercial                       34                       22                      27                     20
International                     2                        1                       3                      2

For the quarter ended June 29, 1997, the Acquisitions contributed $6,650,000 in net revenue growth, of which $5,576,000 was in the commercial sector. For the nine months ended June 29, 1997, the Acquisitions contributed $10,495,000 in net revenue growth, of which $7,917,000 was in the commercial sector. Actual dollar volume growth was experienced not only in the commercial sector, but also in the State and local government and international sectors for both the three and nine months ended June 29, 1997.

Cost of net revenue increased 17.0% to $35,660,000 for the three months ended June 29, 1997 compared to $30,479,000 for the comparable prior year period. For the nine months ended June 29, 1997, cost of net revenue increased 10.4% to $100,077,000 from $90,638,000 in the prior year. As a percentage of net revenue, cost of net revenue decreased in the quarter and nine months from 75.6% and 76.5% last year to 73.3% and 75.3% this year, respectively. This decrease was due substantially to the Company's emphasis on strong project management techniques as well as cost containment efforts.

Selling, general and administrative ("SG&A") expenses, inclusive of amortization, increased 26.7% to $6,754,000 for the three months ended June 29, 1997 compared to $5,329,000 for the comparable prior year period. For the quarter ended June 29, 1997, this increase was due to the amortization of the goodwill associated with the WAC acquisition ($106,000), and the addition of SG&A expenses of WAC ($1,103,000). For the nine months ended June 29, 1997, SG&A increased 12.8% to $17,390,000 from $15,420,000 in the prior year, primarily due to goodwill amortization and SG&A expenses from the Acquisitions of $152,000 and $2,343,000, respectively. As a percentage of net revenue, SG&A expenses increased to 13.9% for the quarter ended June 29, 1997 from 13.2% for the comparable period last year, and for the nine months ended June 29, 1997, SG&A expenses increased to 13.1% from 13.0% last year.

For the quarter ended June 29, 1997, net interest income of $4,000 was recognized compared to net interest expense of $131,000 in the quarter ended June 30, 1996. For the nine months ended June 29, 1997, net interest income of $84,000 was recognized compared to net interest expense of $770,000 in the prior year. The reduction of interest expense and increase in interest incomes are related to the repayment of borrowings on the Company's revolving credit facility.

Income tax expense increased to $2,567,000 and $6,464,000 for the quarter and nine months ended June 29, 1997, respectively, from $1,750,000 and $4,634,000 for the comparable prior year period due to higher income before income taxes and the non-deductibility for income tax purposes of amortization of goodwill associated with the Acquisitions. The Company estimates that its fiscal 1997 effective tax rate could reach 42.0% compared to 40.4% for fiscal 1996, primarily due to the non-deductibility of goodwill amortization for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1997, the Company's cash and cash equivalents totaled $12,793,000, of which $5,479,000 was payable to the WAC stockholders pursuant to the purchase agreement. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $25,000,000. This facility was amended and increased in June 1997 from $15,000,000. The increase accommodates operational needs that may be required in connection with the WAC merger. Under the facility, the Company may also request standby letters of credit up to the aggregate sum of $10,000,000 outstanding at any one time. As of June 29, 1997, outstanding borrowings totaled $8,000,000 and outstanding letters of credit totaled $995,000.

In the nine months ended June 29, 1997, cash used in operating activities was $5,035,000. The decrease compared to the nine months ended June 30, 1996 is primarily attributable to increases in unbilled accounts receivable of $8,849,000, of which $3,938,000 is related to WAC, and a bonus distribution of approximately $5,000,000 to WAC employees, as agreed upon prior to the merger agreement. The Company has targeted, as an ongoing practice, to reduce the timing of invoicing and the collecting of receivables. For the nine months ended June 29, 1997, cash used in investing activities was $2,912,000. The decrease of $5,542,000 was primarily due to the decrease in the distribution of cash for business acquisitions. For the nine months ended June 29, 1997, cash provided by financing activities was $14,611,000 and resulted primarily from the proceeds of the issuance of long-term debt, the proceeds from the amounts due to WAC stockholders and the proceeds from the issuance of Company common stock under the Employee Stock Purchase Plan.

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

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company will adopt in its annual financial statements for the year ended October 4, 1998. The Statement prohibits adoption during the fiscal 1997 and 1998 interim periods. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15.

The Company has determined that the effect of adoption of SFAS No. 128 would not have a material effect on the Company's financial statements for the three months and the nine months ended June 29, 1997.

                                    RISK FACTORS

     STATEMENTS IN THIS REPORT THAT ARE FORWARD-LOOKING ARE BASED ON CURRENT EXPECTATIONS, AND ACTUAL RESULTS MAY DIFFER MATERIALLY. FORWARD-LOOKING STATEMENTS INVOLVE NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THE POSSIBILITIES THAT THE DEMAND FOR THE COMPANY'S SERVICES MAY DECLINE AS A RESULT OF POSSIBLE CHANGES IN GENERAL AND INDUSTRY SPECIFIC ECONOMIC CONDITIONS AND THE EFFECTS OF COMPETITIVE SERVICES AND PRICING; ONE OR MORE CURRENT OR FUTURE CLAIMS MADE AGAINST THE COMPANY MAY RESULT IN SUBSTANTIAL LIABILITIES; AND SUCH OTHER RISKS AND UNCERTAINTIES AS ARE DESCRIBED IN THIS REPORT ON FORM 10-Q AND OTHER DOCUMENTS FILED BY THE COMPANY FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

    POTENTIAL LIABILITY AND INSURANCE. Because of the type of projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. These projects, and the associated risks, range in both size and complexity. The risk factors include, but are not limited to, location; site characteristics; past, present and future uses; and political, legal and economic environments. Such factors make it difficult to assess accurately both the areas and magnitude of potential risks.

    The Company maintains comprehensive general liability insurance in the amount of $1,000,000. This amount, together with $9,000,000 coverage under umbrella policies, provides total general liability coverage of $10,000,000. The Company's professional liability insurance ("E&O") policy, which includes pollution coverage, for 1997 provides $10,000,000 in coverage, with a $100,000 self-insured retention. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allow the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

    The Company evaluates and determines the risk associated with an uninsured claim. In the event the Company determines that an uninsured claim has potential liability, the Company establishes an appropriate reserve. The Company does not establish a reserve if it determines that the claim has no merit. The Company's historical levels of insurance coverage and reserves have been shown to be adequate. However, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

    SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing resources than the Company. Competition is likely to increase as the industries in which the Company competes further mature; as more companies enter the market and expand the range of services which they offer; and as the Company and its competitors move into new geographic markets. Historically, competition has been based primarily on the quality and timeliness of service. However, as the industry continues to mature, the Company believes that price will become an increasingly important competitive factor.

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

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
------   ---------------------

     On June 11, 1997, the Company acquired 100% of the capital stock of Whalen & Company, Inc., a Delaware corporation, and Whalen Service Corps Inc., a Delaware corporation (collectively, the "Whalen Companies"), through the merger of the Whalen Companies with and into the Company (the "Whalen Merger"). In connection with the Whalen Merger, the Company issued an aggregate of 1,680,000 shares of its common stock, $.01 par value ("Common Stock"), and 1,231,840 shares of its Series A Preferred Stock, $.01 par value ("Series A Stock"), to the former stockholders of the Whalen Companies. For purposes of the Whalen Merger, each share of Common Stock and Series A Stock was valued at $15.25. The issuance of Common Stock and Series A Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

    On June 30, 1997, the Company issued an aggregate of 12,665 shares of Common Stock to certain former shareholders of SCM Consultants, Inc., a Washington corporation ("SCM"). Such shares were issued in connection with an adjustment to the purchase price the Company paid for 100% of the capital stock of SCM on March 20, 1997, in accordance with the terms of the related purchase agreement. For purposes of the purchase price adjustment, each share of Common Stock was valued at $15.4375. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.

    On July 11, 1997, the Company acquired 100% of the capital stock of CommSite Development Corporation, a California corporation ("CDC"), through the merger of the Company's wholly-owned subsidiary with and into CDC (the "CDC Merger"). In connection with the CDC Merger, the Company issued an aggregate of 254,463 shares of Common Stock to the former shareholders of CDC of which is subject to a purchase price adjustment. For purposes of the CDC Merger, each share of Common Stock was valued at $22.40. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  EXHIBITS
              --------

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

              3.4 Certificate of Designation of Series A Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K for the event of June 11, 1997).

              10.1 Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois, as amended by the First Amendment to Credit Agreement dated as of November 27, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

              10.2 Second Amendment dated as of June 20, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois.

              10.3 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc., Hydro-Search, Inc., PRC Environmental Management, Inc. and Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1,
                        1995).

              10.4 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

              10.5 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

              *10.6 Architect-Engineer Contract No. N62474-88-R-5086 dated as of June 6, 1989 between PRC Environmental Management, Inc. (a subsidiary of the Company) and the Western Division, Naval Facilities Engineering Command (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K/A
                        (Amendment No. 1) for the fiscal year ended
                        September 29, 1996).

              10.7 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1,
                        No. 33-43723).

              10.8 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

              10.9 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

              10.10 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3,
                        1993).

              10.11 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit
                        10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

              10.12 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

              10.13 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

              10.14 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2,
                        1994).

              10.15 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

              10.16 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen.

              10.17 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto.

              11        Computation of Net Income Per Common Share.

              27        Financial Data Schedule.

_______________

* Certain portions of this Exhibit were omitted from the copies filed as part of the Annual Report on Form 10-K/A (Amendment No. 1). Complete copies of this Exhibit were filed separately, together with an application to obtain confidential treatment with respect thereto.


     (b)  REPORTS ON FORM 8-K
          -------------------

          1. Current Report on Form 8-K for the event of June 11, 1997, filed with the Securities and Exchange Commission on June 23, 1997, which relates to the Company's acquisition of the Whalen Companies.

          2. Current Report on Form 8-K/A (Amendment No. 1) for the event of June 11, 1997, filed with the Securities and Exchange Commission on June 24, 1997, which relates to the Company's acquisition of the Whalen Companies.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1997      TETRA TECH, INC.



                   By:       /S/ LI-SAN HWANG
                           -----------------------------------------
                             Li-San Hwang
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer
                             (Principal Executive Officer)



                    By:       /S/ JAMES M. JASKA
                           ------------------------------------------
                             James M. Jaska
                             Vice President, Chief Financial Officer and
                             Treasurer
                             (Principal Financial and Accounting Officer)