Form 10-K/A
period 1996-09-29
TETRA TECH INC
filed 1997-09-05
CIK 831641

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             ---------------------------

                                     FORM 10-K/A
                                  (AMENDMENT NO. 3)

             /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended               Commission File Number:
    September 29, 1996                             0-19655

                             ---------------------------

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

                             ---------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class:  Common Stock, $.01 Par Value

                             ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on September 2, 1997, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $281,432,392.

As of September 2, 1997, the Registrant had outstanding 16,558,842 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

    The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 29, 1996, as set forth below:

                                        PART I

ITEM 1.     BUSINESS.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE IN THE FOURTH PARAGRAPH UNDER "OVERVIEW," IN THE FIRST PARAGRAPH UNDER "MARKETING," IN THE SOLE PARAGRAPH UNDER "BACKLOG," IN THE LAST PARAGRAPH UNDER "ENVIRONMENTAL LEGISLATION," IN THE SECOND AND THIRD PARAGRAPHS UNDER "POTENTIAL LIABILITY AND INSURANCE," IN THE LAST PARAGRAPH UNDER "PROPERTIES," AND IN THE SOLE PARAGRAPH UNDER "LEGAL PROCEEDINGS." ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "RISK FACTORS."

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

OVERVIEW

    Tetra Tech works in partnership with government and industry to balance the need for economic growth with sustainable development of natural resources. The Company responds to its partnerships by recognizing the uniqueness of each client; by recognizing the requirements and needs of the client; setting priorities and ensuring proper allocation and control of resources applied to a problem; as well as monitoring results. The Company's goal is to help the client build environmental performance into each aspect of their organizational activities to enhance both environmental and fiscal performance. Tetra Tech achieves this goal by assisting clients to be more effective in pollution prevention, better manage the spectrum of environmental compliance, and apply innovative and costeffective solutions to remediation or corrective action to problems impacting our environment.

    Tetra Tech has a commitment to people and results, technical excellence and teamwork and cost-effective solutions for its clients' technical problems. The challenges of today's environmental issues requires an integrated multi-disciplinary approach to assist clients in making informed decisions and to implement them in the most cost-effective way. These challenges are driven by:

    - Complex and continuously evolving environmental regulations and the need for a more strategic approach to meet national and international environmental challenges in a way that allows the government and industry to be cost-effective and competitive in the markets they serve.

    - Increased emphasis on pollution prevention and waste minimalization as a necessary part of a longterm solution to sound natural resource management.

    - Competition for limited resources and the need for new and more effective technology to achieve pollution prevention, resource management and remediation goals more cost-effectively.

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

    The Company has also worked closely with the U.S. Army Corps of Engineers ("ACE") to develop and implement nationwide non-traditional approaches to flood control policy, planning, and design. As a consultant to ACE, the Company has implemented flood control practices using natural, non-structural features. In addition to ensuring human health, safety, and welfare protection, this new approach results in a decreased federal investment, higher benefit-to-cost ratios, the creation of recreational opportunities, and the enhancement and effective long-term management of endangered urban watersheds.

    The Company has worked closely with the EPA since the passage of the CWA in 1977 in researching and evaluating surface water environmental systems. Under contracts with the EPA, the Company has assisted in the development of national guidelines on surface water monitoring strategies, nonpoint source pollution control practices, pollution trading and other economic incentive-based control strategies, and public education methods for use by states and local agencies in their ongoing surface water and watershed management programs. Through its work for the EPA, the Company has developed expertise in complex modeling, Geographic Information Systems ("GIS"), remote sensing, surface water monitoring, data analyses, publication of national guidance documents and environmental impact assessments for surface water projects. The development of this knowledge base has strategically positioned Tetra Tech as an authority on regulations affecting discharges to surface water and best management practices.

    Examples of past and current projects in the surface water field include the following:

    - STORMWATER RUNOFF. The Company recommended methods to manage stormwater runoff and other point and nonpoint sources of pollution for a variety of clients including Guilford County, North Carolina; Baltimore and Prince Georges Counties, Maryland; Suffolk County, New York; Prince William County, Virginia; and the City of Tucson, Arizona. For Prince Georges County, Tetra Tech developed several new investigative technologies to assess and manage stormwater pollution under the NPDES program. Predictive models and statistical algorithms integrated with GIS help prioritize water quality efforts. Models are also being developed to assess water quality benefits derived from wetland systems and other best management practices. The Company is assisting the California Department of Transportation to establish a statewide stormwater quality monitoring program to meet state and federal regulations.

    - WATER SUPPLY PROTECTION. Tetra Tech is assisting several local agencies in watershed restoration and pollution source assessments in areas where surface water supplies are susceptible to land activities (e.g., urbanization, agriculture). These include, for example, the assessment of pathogen sources and fate in the Occoquan Watershed, Virginia, and the development of stream channel restoration methods in several watersheds within New York City's water supply system.

    - WATERSHED ASSESSMENT TOOL DEVELOPMENT. Under contracts with the EPA and Prince Georges County, Maryland, Tetra Tech has developed a number of watershed assessment tools that provide integration of watershed and receiving water models, databases, monitoring and design data, and watershed attribute information within a GIS platform (PC-Windows and UNIX workstations). These tools range from "BASINS," which was developed for EPA to be used by states to perform local and regional scale watershed assessments, to "SAM," which was developed for Prince Georges County for detailed assessment and optimization of best management practices.

    - COASTAL NONPOINT POLLUTION. As the prime contractor to the EPA's Assessment and Watershed Protection Division, Tetra Tech is assisting in the development of implementation strategies and technical guidance for nonpoint source pollution control within the coastal zone under the Coastal Nonpoint Pollution Control Program. The Company is also assisting the EPA in developing guidance for the assessment of stormwater discharges and combined sewer overflows as required under NPDES regulations. The Company is also assisting the government of the Philippines in addressing problems related to the management of the country's vital coastal resources. Under this contract, the Company provides scientific and engineering services and policy support for the development and implementation of effective community-based coastal resources and watershed management.

    - MUNICIPAL FLOOD CONTROL DESIGN. The Company has provided design services for numerous flood control projects in western states. The Company provided design and construction engineering services for the Talbert Channel ocean outlet, a major component of the U.S. Army Corps of Engineers' Santa Ana River flood control project. This project is the largest of its kind west of the Mississippi River. For the city of Federal Way, Washington, the Company performed the feasibility assessment, predesign and final design for a regional stormwater detention basin to address existing and predicted future flooding on a rapidly urbanizing portion of Hylebos Creek. The results of the analysis identified flood frequency levels, identified unstable downstream channel reaches, and predicted typical water quality expected for the site. The subsequent design required balancing various environmental (wetlands, fisheries, water quality) and physical (property availability, geologic) constraints.

    - FLOOD CONTROL PLANNING. The Company is currently providing flood control related planning services to the U.S. Army Corps of Engineers' Los Angeles District. Individual projects include flood investigations of 72 sites in Arizona; an analysis of flooding effects to 300 in-stream structures in California, Arizona, Nevada, and Utah; a reconnaissance study for habitat restoration along the Gila River in Arizona; and development of multiple-use flood mitigation alternatives for 35 miles of the Salt River through the metropolitan Phoenix area.

    - POWER PLANT DISCHARGES. Under a contract with the Electric Power Research Institute, the Company developed RIVRISK, a multi-purpose mathematical model used to assess potential human health risks from power plant discharges into rivers. The model is designed to help utilities evaluate options, design new or restored wetlands, and obtain permits for activities involving existing and constructed wetlands such as power corridors, road construction and habitat improvement.

    - WATER QUALITY SURVEY OF LOWER COLUMBIA RIVER. Tetra Tech conducted a three-year investigation of the overall status and health of the Columbia River from the mouth of the river to the first dam at Bonneville, Oregon. The project included identification of point and nonpoint sources of contamination; development of modeling approaches for estimating contaminant transport and fate; human health risk assessment of consumption of fish; identification of beneficial river uses and their susceptibility to changes in water quality; water, sediment and biological field investigations; and preparation of a comprehensive initial assessment of water quality in the lower Columbia River.

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

    Examples of past and current projects in the groundwater field include the following:

    - GROUNDWATER STUDIES AND REGULATORY NEGOTIATION AT A SUPERFUND SITE. At the Pagel's Pit CERCLA site in Illinois, the Company has demonstrated the effectiveness of a sparge curtain remedy that will save the client an estimated $8 million compared to the remedy originally specified. To support this documentation, Tetra Tech conducted a study of groundwater impacts and remedial alternatives, prepared an Explanation of Significant Difference and presented the recommended remedy to the regulatory agency, which has conceptually approved the preliminary design. The sparge curtain will include approximately 31 wells to remove TCE contamination in groundwater at the facility.

    - GROUNDWATER CLEANUP AT FORMER MUNICIPAL SOLID WASTE LANDFILL IN NEW HAMPSHIRE. The Company has provided technical analysis to the landfill Trust in support of regulatory negotiations regarding remedy selection and development of a Scope of Work for Remedial Design and Remedial Action ("RD/RA"). The management of migration remedy includes groundwater extraction from the bedrock. In addition, Tetra Tech has assisted with the identification and evaluation of adjacent contributors to contamination at the site. The Company is also evaluating the use of an innovative chemical reactive wall to be installed downgradient of the landfill.

    - AEROSPACE SITE. Tetra Tech performed a remedial investigation of possible subsurface contamination at five manufacturing plants of a large aerospace company. Over 400 soil borings,

         15,000 feet of drilling and over 3,500 samples were collected and analyzed in 5 months. An innovative database was developed for analysis and presentation of data to the client and governmental regulators. Tetra Tech also designed and installed a Phase I remedial well field to extract 6,000 gallons-per-minute ("gpm") of contaminated groundwater. Subsequent phases will culminate in a 12,000 gpm treatment plant.

    - UTILITIES CLEANUP. The Company is supporting activities ranging from initial site investigations through cleanup and demolition at approximately 50 former manufactured gas plant sites across the United States, including work in Oregon, Washington, California, Iowa, Wisconsin, New York, New Jersey, West Virginia, and Washington, DC.
         Of primary concern at most of these sites are dense non-aqueous phase liquids ("DNAPL"). The Company is the author of the standard reference text, DNAPL SITE CHARACTERIZATION, and has taught seminars for the EPA in all ten regions focusing on DNAPL investigation, cleanup and control strategies.

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

    Examples of past and current projects in hazardous waste management include:

    - TECHNICAL ANALYSES AND REGULATORY SUPPORT AT SUPERFUND SITE IN RHODE ISLAND. The Company is assisting in the implementation of remedial design/remedial action activities at a site at which liquid bulk wastes and more than 10,000 drums containing hazardous waste were disposed in several trenches. Tetra Tech has assisted the PRP Group in negotiating a revised scope of work that includes sequential pilot testing of remedy components. This allows the effectiveness of the proposed remedy to be evaluated prior to full scale implementation.

    - NAVY INSTALLATION RESTORATION PROGRAM. The Company is providing program management and technical support for the Navy CLEAN program under a ten-year contract. Activities include installation restoration, base realignment and closure, and underground storage tank programs. The Company has conducted numerous treatability studies of both conventional and innovative treatment technologies to assist in selecting cleanup strategies for naval installations. The Company supports the Navy Environmental Leadership Program by identifying and demonstrating innovative methods for the Navy to achieve compliance with applicable laws and regulations, accelerate cleanup, implement pollution prevention techniques, and conserve natural resources.

    - INNOVATIVE TECHNOLOGY EVALUATION. The Company is the prime contractor for the nationwide Superfund Innovative Technology Evaluation ("SITE") program, to demonstrate and evaluate the performance and cost of various processes for treating contaminated soil and groundwater. Under SITE and similar federal government efforts for the DOD and DOE, as well as state and private industry partners, Tetra Tech has tested, evaluated, and disseminated information on hundreds of new and emerging treatment technologies and have supported government and industry efforts to foster the continued development of these and other new technologies.

    - RCRA SUPPORT AT INDUSTRIAL PLANT. The Company is performing a RCRA Facility Investigation and streamlined Corrective Measures Study in a fractured aquifer in Stonewall, Virginia. A phased and risk-based screening approach was used at the site to delineate 22 source areas, resulting in the consolidation of 22 areas into five areas of concern. The Company negotiated a streamlined approach that focuses on passive remediation and limited source reduction, thus limiting costs at the site.

    - MUNICIPAL SOLID WASTE LANDFILLS. The Company is participating in remedial action at a landfill in Howard County, Maryland, including contractor oversight, waste characterization, air monitoring, and reporting functions at a hazardous waste removal action for more than 500 buried drums. Work included setting up site zones, health and safety procedures, and standard procedures for drum removal, as well as comprehensive community relations activities. As part of the same contract, the Company performed remedial investigation/feasibility studies ("RI/FS") activities at three municipal solid waste landfills.

    - SITE INVESTIGATION AND REMEDIATION SERVICES. The Company is providing investigation and remediation services to the California Department of Transportation in connection with hazardous waste sites encountered during freeway construction; and site investigation, risk assessment and remedial design services for State superfund sites for the California Department of Toxic Substances Control.

    - SUPPORT FOR ORDNANCE REMEDIATION. The Company supported a first-of-its-kind, large-scale demonstration of over 50 state-of-the-art technologies that detect, identify, and remediate buried unexploded ordnance ("UXO") for the U.S. Army Environmental Center's UXO Advanced Technology Demonstration Program.

    - RI/FS ACTIVITIES. The Company is engaged in RI/FS activities at 12 sites for a Fortune 50 company.

    - ARMY DEPOT CLEANUP. The Company is providing site investigation and remedial design services for the Army Corps of Engineers at various Army Depots in western states.

    - PORT OF LONG BEACH. Tetra Tech is conducting site investigation and remediation of petroleum-contaminated soils for the Port of Long Beach, California.

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

    Examples of DOE projects performed by the Company include the following:

    - ENVIRONMENTAL IMPACT ANALYSIS. Programmatic Environmental Impact Statement ("PEIS") for Reconfiguration of the Nuclear Weapons Complex involving environmental analysis of planned modernization activities at 13 sites nationwide. Tetra Tech has received contract modifications expanding the PEIS contract to over seven times its original value.

    - NUCLEAR TEST SITE. The Company is a subcontractor under a multi-year DOE contract for an RI/FS of radioactive contamination resulting from activities, including nuclear test explosions, at the DOE's Nevada Test Site. This contract includes investigation of the magnitude and extent of groundwater contamination, preparation of environmental impact statements and corrective action under RCRA.

    - SAVANNAH RIVER SITE. The Company is a prime contractor to the DOE Savannah River Site operator in South Carolina. Ongoing programs are being conducted by Tetra Tech to aid in the assessment of closure and remedial action options for various waste units at this site. The Company is also providing multi-disciplinary support for low-level radioactive and mixed waste management activities including the assessment of waste characterization, sampling and analysis, treatment, and disposal alternatives.

    - PANTEX PLANT. The Company is preparing the site-wide Environmental Impact Statement for the Pantex Plant, Amarillo, Texas.

    - SUPPORT TO ENVIRONMENTAL MANAGEMENT OFFICE. The Company is providing technical support to the office of Environmental Management at DOE Headquarters on a wide range of issues. The focus of this program is on applying successful environmental practices to improve the efficiency and cost-effectiveness of environmental restoration and waste management activities throughout the DOE complex.

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

    Examples of Tetra Tech's resource management projects include the following:

    - PHILIPPINES RESOURCE MANAGEMENT. The Company is assisting the government of the Philippines, through the U.S. Agency for International Development, with managing the country's natural resources, including the nation's coastal environments. The Company provides services supporting Philippine environmental and resource management policies which focus on marketdriven incentives that encourage industry to comply with standards.

    - U.S. AIR FORCE. A nationwide contract with the Air Mobility Command to perform environmental compliance activities at Air Force bases.

    - U.S.NAVY. Performance of a wide variety of task orders for environmental assessment of proposed projects for a Southwest Division Naval Facilities Engineering Command contract covering Naval and Marine Corps facilities in California, Arizona and New Mexico.

    - EDWARDS AIR FORCE BASE. Environmental documentation for Base Comprehensive Planning at Edwards Air Force Base, California. Services performed for this project have included the assessment of air, wastewater and nonpoint source emissions, as well as technical support for source reduction and spill prevention contingency planning.

    - U.S. NAVY. Environmental documentation for base realignment and closure activities at U.S. Naval bases in the San Francisco Bay area.

    - U.S. ARMY. A nationwide contract with Army Material Command ("AMC") to support compliance requirements of AMC installations and facility tenants.

    FACILITIES MANAGEMENT

    The Company works in partnership with government and some of the world's leading corporations to develop long-term solutions to their total facility management and operation needs. Tetra Tech's approach to Operations & Maintenance ("O&M") services is to provide a fully integrated capability that targets improving technical effectiveness at the operating unit and process levels.

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

    - LARGE AIR FORCE BASE FACILITIES. The Company is prime contractor for O&M services at a large Air Force Base in California. The Company provides O&M services for a wastewater treatment plant and a hazardous waste collection plant, as well as air monitoring and other services. The Company's contract represents the consolidation of numerous individual contracts into one contract to provide cost savings and improve efficiency, a model which is expected to be adopted at additional military bases in the future.

    - AEROSPACE CORPORATION LANDFILLS. The Company is providing O&M services of wastewater treatment plants to treat leachate from several landfills owned by a private corporation.

    - LARGE AIR FORCE BASE SITE. The Company is providing O&M services of the Facilities' soil biofarm/bioventing systems.

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

    All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (the "DCAA"), which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA could have a material adverse effect on the Company. Historically, the Company has not had any material cost disallowances resulting from a government audit. The Company's government contracts are also subject to renegotiation of profits in the event of a change in the contractual scope of work to be performed.

    On September 15, 1995, the Company acquired 100% of the capital stock of PRC Environmental Management, Inc. ("EMI"). EMI's customers include the U.S. Environmental Protection Agency, the U.S. Department of Defense and other governmental and commercial entities. EMI's Federal government contracts are subject to the same auditing standards as those of the Company. The government audits of EMI for the years 1986, 1987, 1988 and 1989 have been finalized. Audits for the years 1990, 1991 and 1992 have been completed, and negotiations with EMI are scheduled to take place in October 1997. For these completed audits, cost disallowances of approximately $2.0 million have been proposed by the government, and will be vigorously contested by EMI during the negotiations. Negotiations for the 1993 audit will commence at such time as the 1992 audit is finalized. Audits for the years 1994, 1995 and 1996, and for the period from September 30, 1996 through June 29, 1997, have not yet been completed.

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


                                       PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    GENERAL

    The Company, in the course of providing its services, routinely subcontracts for services such as laboratory testing, soil cartage and other services and capabilities. These costs are passed through to clients and, in accordance with industry practice, are included in the Company's gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the Company also reports net revenue, which is gross revenue less the cost of subcontractor services.

One of the Company's business strategies is to serve as the prime contractor on contracts, which results in the use of subcontractors. The Company believes that in the early stages of establishing a new service capability, ongoing fixed expenses must be controlled by selectively utilizing qualified subcontractors to assist in providing such capability. Additionally, qualified subcontractors are utilized to provide services in areas in which the Company does not intend to develop internal capabilities.

    Net revenue includes the fees for services provided directly by the Company and fees charged by the Company for arranging subcontractor services. Cost of net revenue incorporates the expenses of the Company's 87 locations performing services under contracts, including professional salaries and certain direct and indirect overhead costs such as rents, utilities and travel.

    Selling, general and administrative ("SG&A") expense is comprised primarily of corporate headquarters costs related to the executive offices, corporate accounting, data processing, marketing and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, amortization of certain intangible assets resulting from purchase accounting adjustments associated with acquisitions is included in SG&A expense.

    The Company provides services to a diverse base of Federal, state and local government agencies, and private and international clients. The following table presents for the periods indicated the approximate percentage of the Company's net revenue attributable to Federal government, state and local government, and private and international clients:

                                                 PERCENTAGE OF NET REVENUE
                                            -----------------------------------
                                            FISCAL         FISCAL        FISCAL
         CLIENT                              1996           1995          1994
         ----------------------------       ------         ------        ------

         Federal government                  61.7%          54.8%         52.2%
         State and local government          16.6           11.1          14.5
         Private                             20.1           34.1          33.3
         International                        1.6             --            --
         Total                              100.0%         100.0%        100.0%

     A significant portion of the Company's net revenue is derived from contracts with the Federal government which are subject to termination at any time by the client. Some of these contracts are subject to annual approval of funding. Accordingly, Federal budget allocation changes may have an effect on the future operations of the Company.

RESULTS OF OPERATIONS

     The Results of Operations table presents for the periods indicated the percentage relationship which certain items in the Company's Consolidated Statements of Operations bear to net revenue and the percentage increase or (decrease) in the dollar amount of such items.

                                         PERCENTAGE RELATIONSHIP TO NET REVENUE     PERIOD TO PERIOD
                                                    FISCAL YEARS ENDED                   CHANGE
                                         --------------------------------------   ---------------------
                                            SEPT. 29,     OCT. 1,     OCT. 2,     1996 VS.     1995 VS.
RESULTS OF OPERATIONS                         1996         1995        1994         1995        1994
- -----------------------------------      -------------  -----------  ----------   ----------  ---------
Net revenue                                  100.0%      100.0%       100.0%       83.3%        29.6%
Cost of net revenue                           75.8        74.5         75.3         6.4         28.2
Gross profit                                  24.2        25.5         24.7        74.0         33.7
Selling, general and
  administrative expenses                     13.2        12.1         11.2        99.5         40.1
Income from operations                        11.0        13.4         13.5        51.0         28.3
Net interest income (expense)                 (0.5)        0.9          0.5      (193.2)       135.3
Income before income taxes                    10.5        14.3         14.0        34.7         32.3
Income tax expense                             4.2         5.7          5.6        36.1         32.3
Net income                                     6.3%        8.6%         8.4%       33.8%        32.3%


FISCAL 1996 COMPARED TO FISCAL 1995

    NET REVENUE. Net revenue increased from $87,874,000 to $161,037,000, or 83.3%, from fiscal 1995 to fiscal 1996. Net revenue, exclusive of revenue related to acquired entities (see Note 2 to Consolidated Financial Statements) decreased from $86,004,000 to $83,359,000, or 3.2%. Net revenue, exclusive of revenue related to acquired entities, for Federal government contracts decreased $4,399,000 due to the budget impasse and resulting Federal government shutdown experienced in 1996. The Company attempted to minimize the financial impact of the decrease in Federal government revenue by shifting its employees to private and other public sector contracts and by key acquisitions. Due to the infrequency of budget impasses, the Company does not expect this trend to continue. However, since the Federal government is the Company's largest client, limitations on government spending can have a significant impact on the Company's ability to generate net revenue. The Company is attempting to mitigate this impact by pursuing a strategic objective of balancing its revenue mix between Federal and private sector programs and thereby increasing the amount of business driven by economics rather than regulatory requirements. Net revenue from acquired entities totalled $77,678,000. Total net revenue in all four client sectors -- Federal government, state and local government, and private and international -- showed increases in actual dollars. Gross revenue increased from $120,034,000 to $220,099,000, or 83.4%, from fiscal 1995 to fiscal 1996. In both fiscal 1995 and fiscal 1996, subcontractor costs were 26.8% of gross revenue.

    COST OF NET REVENUE. Cost of net revenue increased from $65,484,000 to $122,084,000, or 86.4%, from fiscal 1995 to fiscal 1996. This increase was attributable to costs incurred in connection with the additional net revenue from the PRC Environmental Management, Inc. ("EMI") and KCM, Inc. acquisitions, and growth in project volume. The number of employees increased from 1,706 at the end of fiscal 1995 to 1,899 (118 from the fiscal 1996 acquisitions) at the end of fiscal 1996. As a percentage of net revenue, cost of net revenue increased from 74.5% in fiscal 1995 to 75.8% in fiscal 1996 due primarily to the acquisitions. Gross profit increased from $22,390,000 to $38,953,000, or 74.0%, from fiscal 1995 to fiscal 1996. However, as a percentage of net revenue, gross profit decreased from 25.5% in fiscal 1995 to 24.2% in fiscal 1996, primarily as a result of the amount of EMI's cost-type contracts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased from $10,634,000 to $21,218,000, or 99.5%, from fiscal 1995 to fiscal 1996. As a percentage of net revenue, SG&A expenses increased from 12.1% in fiscal 1995 to 13.2% in fiscal 1996. These increases were due principally to the entities acquired (see Note 2 to Consolidated Financial Statements), associated goodwill amortization and to the Company's continuing efforts to identify and secure new contracts by increasing its business development expenditures.

    NET INTEREST INCOME/EXPENSE. Net interest income decreased from $833,000 in fiscal 1995 to $776,000 of interest expense in fiscal 1996, or 193.2%, due to the cost of long-term obligations incurred for the purchase of EMI in September 1995.

    INCOME TAX EXPENSE. Income tax expense increased from $5,036,000 to $6,854,000, or 36.1%, from fiscal 1995 to fiscal 1996 as a result of an increase in income before taxes.

FISCAL 1995 COMPARED TO FISCAL 1994

    NET REVENUE. Net revenue increased from $67,819,000 to $87,874,000, or 29.6%, from fiscal 1994 to fiscal 1995. All three client sectors in those years
- -- Federal government, state and local government, and private -- continued to show net revenue increases in actual dollars. The increase in net revenue associated with entities acquired in fiscal 1994 and 1995 (see Note 2 to Consolidated Financial Statements) totalled $10,409,000. Gross revenue increased from $96,472,000 to $120,034,000, or 24.4%, from fiscal 1994 to fiscal 1995. In fiscal 1995, subcontractor costs were 26.8% of gross revenue as compared to 29.7% in fiscal 1994.

    COST OF NET REVENUE. Cost of net revenue increased from $51,069,000 to $65,484,000, or 28.2%, from fiscal 1994 to fiscal 1995. This increase was attributable to costs incurred to support the growth in project volume. The number of employees increased from 893 at the end of fiscal 1994 to 1,706 (776 from the 1995 acquisition) at the end of fiscal 1995. As a percentage of net revenue, cost of net revenue decreased from 75.3% in fiscal 1994 to 74.5% in fiscal 1995. The percentage decline was a result of overall improved project management. As a result, gross profit increased from $16,750,000 to $22,390,000, or 33.7%, from fiscal 1994 to fiscal 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased from $7,589,000 to $10,634,000, or 40.1%, from fiscal 1994 to fiscal 1995. As a percentage of net revenues, SG&A expenses increased from 11.2% in fiscal 1994 to 12.1% in fiscal 1995. These increases were due principally to the entities acquired (see Note 2 to Consolidated Financial Statements) and to the Company's continuing efforts to identify and secure new contracts by increasing its business development expenditures.

    NET INTEREST INCOME. Net interest income increased from $354,000 in fiscal 1994 to $833,000 in fiscal 1995, or 135.3%, due to the generation of interest income on invested funds throughout fiscal 1995.

    INCOME TAX EXPENSE. Income tax expense increased from $3,806,000 to $5,036,000, or 32.3%, from fiscal 1994 to fiscal 1995 as a result of an increase in income before taxes.

INFLATION

    Management believes that the Company's operations have not been adversely affected by inflation or changing prices.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital as of September 29, 1996 was $32,739,000, a decrease of $7,133,000 from October 1, 1995. Cash and cash equivalents as of September 29, 1996 totalled $6,129,000. In fiscal 1995, the Company augmented cash generated from operations with a $30,000,000 credit facility, while in fiscal 1996, the Company financed its operations through cash generated from operations. In fiscal 1996, the Company generated $21,124,000 from operating activities and used $8,755,000 for investing activities ($6,441,000 of which related to business acquisitions). In fiscal 1995, the Company generated $13,578,000 in cash from operating activities and used $36,729,000 for investing activities ($35,462,000 of which related to business acquisitions). The increase in cash from operating activities in both fiscal 1996 and fiscal 1995 resulted primarily from the management of receivables and increase in net income.

    The Company has a credit agreement (as amended, the "Credit Agreement") with a bank to support its working capital and acquisition needs. The Credit Agreement provided a revolving credit facility (the "Facility") of $30,000,000, although the Company voluntarily reduced the Facility to $15,000,000 at September 29, 1996. Interest on borrowings under the Facility is payable at the Company's option (a) at a base rate (Federal funds rate plus 0.50% or the bank's reference rate) as defined in the Credit Agreement or (b) at a eurodollar rate plus a margin which ranges from 1.25% to 1.75%. Borrowings under the Facility are secured by the Company's accounts receivable and the stock of four of the Company's subsidiaries. The Credit Agreement contains various covenants including, but not limited to, restrictions related to tangible net worth, net income, additional indebtedness, asset sales, mergers and acquisitions, creation of liens, and dividends on capital stock (other than stock dividends). The Facility matures on September 15, 1998 or earlier at the discretion of the Company upon payment in full of loans and other obligations. Throughout fiscal 1996, maximum borrowings under the Facility were $20,000,000. At September 29, 1996 there were no borrowings under the Facility, however, standby letters of credit issued thereunder totalled $1,815,000.

    Capital expenditures during fiscal years 1996, 1995 and 1994 were approximately $2,385,000, $1,453,000 and $1,433,000, respectively. The expenditures were principally for computer equipment, leasehold improvements and office expansion.

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

    The Company expects that internally generated funds, its existing cash balances, and its available line of credit will be sufficient to meet the Company's capital requirements through the end of fiscal 1997.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The following table sets forth certain information concerning each person who is a Director of the Company.

       Name                      Age                  Position
       ----                      ---                  --------

 Li-San Hwang . . . . . . . .     61      Chairman of the Board of Directors,
                                           President and Chief Executive Officer

 J. Christopher Lewis . . . .     40      Director

 Patrick C. Haden . . . . . .     43      Director

 James J. Shelton . . . . . .     80      Director

    Dr. Hwang joined the Company's predecessor in 1967 and has held his present positions since the acquisition by the Company of the Water Management Group of Tetra Tech, Inc., a subsidiary of Honeywell, Inc., in March 1988 (the "Acquisition"). He was named Director of Engineering at the Company in 1972 and a Vice President in 1974. Prior to the Acquisition, Dr. Hwang was Senior Vice President of Operations and was responsible for the development and expansion of the current business base. He has served as an advisor to numerous government and professional society committees and has published extensively in the field of hydrodynamics. Dr. Hwang is a graduate of the National Taiwan University, Michigan State University and the California Institute of Technology, holding B.S., M.S. and Ph.D. degrees, respectively, in Civil Engineering, specializing in water resources. He also serves as a director of Data Processing Resources Corporation.

    Mr. Lewis has been a member of the Board of Directors of the Company since February 1988. Since 1982, Mr. Lewis has been a general partner of Riordan, Lewis & Haden, a Los Angeles-based partnership which invests in management buy-out and venture capital transactions. Mr. Lewis also serves as a director of Data Processing Resources Corporation, California Beach Restaurants, Inc. and several privately-held companies.

    Mr. Haden has been a member of the Board of Directors of the Company since December 1, 1992. Mr. Haden is a general partner of Riordan, Lewis & Haden, which he joined in 1987. Mr. Haden also serves as a director of PIA Merchandising Services, Inc. and several privately-held companies.

    Mr. Shelton has been a member of the Board of Directors of the Company since March 1995. Mr. Shelton is a self-employed investor and venture capitalist. He is the former (retired) President of the Baker Drilling Equipment Co., and formerly served as the Director of Corporate Relations and a director of Baker Hughes Incorporated (formerly Baker International Corp.).

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning each person who is an executive officer of the Company:


       Name                      Age                  Position
       ----                      ---                  --------
Li-San Hwang. . . . . . . . .     61      Chairman of the Board of Directors,
                                          President and Chief Executive Officer
Thomas D. Brisbin . . . . . .     44      Executive Vice President, Chief
                                          Operating Officer
William R. Brownlie . . . . .     43      Senior Vice President
Kim K. Hoag . . . . . . . . .     46      Senior Vice President, Marketing
Steven A. Gherini . . . . . .     51      Vice President, Research and
                                          Development
Arkan Say . . . . . . . . . .     61      Vice President
Charles R. Faust. . . . . . .     51      Vice President
James M. Jaska. . . . . . . .     45      Vice President, Chief Financial
                                          Officer and Treasurer
Richard A. Lemmon . . . . . .     37      Vice President and Secretary

    Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Set forth below is a brief description of the business experience of all executive officers other than Li-San Hwang. For information concerning the business experience of Dr. Hwang, who is also a Director of the Company, see "Directors" above.

    Dr. Brisbin was named Executive Vice President and Chief Operating Officer of the Company in 1996. He joined Planning Research Corporation ("PRC"), a wholly-owned subsidiary of The Black & Decker Corporation, in 1978 and was co-founder and President of PRC Environmental Management, Inc. ("PRC EMI"). During his 17 year tenure at PRC, he was involved in all aspects of marketing, operations and finance. Before joining PRC, he was a research associate at Argonne National Laboratory and an adjunct professor at the Illinois Institute of Technology. Dr. Brisbin holds a B.S. degree from Northern Illinois University and a Ph.D. in Environmental Engineering from Illinois Institute of Technology. He also completed Harvard Business School's Advanced Management Program in 1988.

    Dr. Brownlie joined the Company in 1981, has been a Vice President since 1988 and was named a Senior Vice President in December 1993. He has managed several large government environmental support programs and serves as head of two of the Company's largest profit centers. Dr. Brownlie is a registered Civil Engineer with a technical background in hydrology, hydraulics, water quality analysis and numerical modeling. Dr. Brownlie holds B.S. and M.S. degrees in Civil Engineering at the State University of New York at Buffalo, and earned a Ph.D. in Civil Engineering from the California Institute of Technology.

    Mr. Hoag joined the Company in 1995 as Senior Vice President of Marketing. Prior to joining the Company, he served as Vice President, Department of Energy
(DOE) Programs at Jacobs Engineering Group Inc. for six years. He also held sales and operations management positions at Ralph M. Parsons Company and Westinghouse Electric Company. For 10 years, he held various environmental and safety management positions for the DOE. Mr. Hoag holds B.S. and M.S. degrees from Central Missouri State University.

    Mr. Gherini joined the Company in 1976. Mr. Gherini has served as Program Manager on a variety of contracts involving chemistry, water quality control and water quality modeling, and served as Division Vice President prior to being named to his present position in 1988. He is the author of numerous technical publications and is the developer of several models for pollutant fate and transport. He has served on two National Academy of Science panels. Mr. Gherini is a registered engineer with B.S. and M.S. degrees in Civil Engineering from Stanford University, and a M.S. degree in Aquatic Chemistry from Harvard University.

    Mr. Say joined Edward H. Richardson & Associates (a firm that was acquired by the Company's predecessor in 1981 and became a division of the Company in
1991) in 1958 and was named to his present position in 1988. He has authored several publications on site development, engineering and storm drainage. Mr. Say holds a B.S. in Civil Engineering from Robert College in Istanbul, Turkey and an M.S. in Civil Engineering from the University of Delaware.

    Dr. Faust, Vice President of the Company since 1988 and Executive Vice President of GeoTrans, Inc. ("GeoTrans"), a subsidiary of the Company, co-founded GeoTrans in 1979. In addition to his management responsibilities, he is engaged in the quantitative assessment and investigation of highly technical groundwater problems. He has published 23 articles and has co-authored a book on groundwater modeling. Dr. Faust holds B.S. and Ph.D. degrees in Geology from Pennsylvania State University.

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

    Mr. Lemmon, Director of Administration and Corporate Secretary, joined the Company in 1981. Until 1985, he served in several technical capacities. He transferred to Corporate Human Resources, and was promoted to Corporate Manager of Human Resources in 1987. Following the Company's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed the Company's Risk Management, Human Resource and Office Leasing programs. In 1990, he was promoted to Director of Administration and in 1994 assumed responsibility for contracts administration and was elected as the Company's Secretary. In November 1995, Mr. Lemmon was elected a Vice President. Mr. Lemmon holds a B.A. degree in Business Administration.

                                       PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1)    INDEX TO FINANCIAL STATEMENTS:

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . F-1
         Consolidated Balance Sheets - September 29, 1996 and October 1,
         1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
         Consolidated Statements of Income - For the fiscal years ended
         September 29, 1997, October 1, 1995 and October 2, 1994. . . . . F-3
         Consolidated Statements of Stockholders' Equity - For the
         fiscal years ended September 29, 1996, October 1, 1995 and
         October 2, 1994. . . . . . . . . . . . . . . . . . . . . . . . . F-4
         Consolidated Statements of Cash Flows - For the fiscal years ended September 29, 1996, October 1, 1995 and October 2, 1994. . F-5
         Notes to Consolidated Financial Statements . . . . . . . . . . . F-7

     (a)(2)    INDEX TO FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts and
         Reserves - For the fiscal years ended September 29,
         1996, October 1, 1995 and October 2, 1994. . . . . . . . . . . . F-16


     (a)(3) EXHIBITS:

          3.1 Restated Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company Is Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

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

          10.8 Executive Medical Reimbursement Plan Provided to Messrs. Hwang, Rodriguez and Gherini (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

          10.9   1992 Incentive Stock Plan (incorporated herein by reference to
                 Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

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

          10.12 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company Is 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

          10.13 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company' s Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

          10.14 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

          11. Computation of Net Income Per Common Share (filed with the original filing of this Annual Report on Form 10-K).

          13. Annual Report to Stockholders for the fiscal year ended September 29, 1996, portions of which are incorporated by reference in this report (filed with the original filing of this Annual Report on Form 10-K). With the exception of these portions, such Annual Report is not to be deemed filed as part of this report.

          21. Subsidiaries of the Company (filed with the original filing of this Annual Report on Form 10-K).

          23.    Independent Auditors' Consent.

          27. Financial Data Schedule (filed with the original filing of this Annual Report on Form 10-K).

__________________

* Certain portions of this Exhibit were omitted from the copies filed as part of the Annual Report on Form 10-K. Complete copies of this Exhibit have been filed separately, together with an application to obtain confidential treatment with respect thereto.

     (b) No Report on Form 8-K was filed during the quarter ended September 29, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TETRA TECH, INC.


    Date:  September 2, 1997           By:  /s/ James M. Jaska
                                          ------------------------------------
                                          James M. Jaska
                                          Vice President and Chief
                                            Financial Officer

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries as of September 29, 1996 and October 1, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 1996.
Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries as of September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Los Angeles, California
November 12, 1996

                                   TETRA TECH, INC.
                             CONSOLIDATED BALANCE SHEETS



                    ASSETS                          Sept. 29,        Oct. 1,
                                                      1996            1995
                                                      ----            ----
Current Assets:
  Cash and cash equivalents. . . . . . . . . .     $ 6,129,000     $13,130,000
  Accounts receivable - net. . . . . . . . . .      22,306,000      22,886,000
  Unbilled receivables - net . . . . . . . . .      25,201,000      29,618,000
  Prepaid and other current assets . . . . . .       1,939,000       1,869,000
  Deferred income taxes. . . . . . . . . . . .       2,358,000       4,758,000
                                                   -----------     -----------
    Total Current Assets . . . . . . . . . . .      57,933,000      72,261,000
                                                   -----------     -----------
Property and Equipment:
  Equipment, furniture and fixtures. . . . . .      13,072,000      10,959,000
  Leasehold improvements . . . . . . . . . . .         733,000         433,000
                                                   -----------     -----------
    Total. . . . . . . . . . . . . . . . . . .      13,805,000      11,392,000
  Accumulated depreciation and amortization. .     (6,790,000)     (5,001,000)
                                                   -----------     -----------
Property and Equipment - Net . . . . . . . . .       7,015,000       6,391,000
                                                   -----------     -----------
Intangible Assets - Net. . . . . . . . . . . .      22,047,000      14,044,000
Other Assets . . . . . . . . . . . . . . . . .       1,468,000         234,000
                                                   -----------     -----------
Total Assets . . . . . . . . . . . . . . . . .     $88,463,000     $92,930,000
                                                   -----------     -----------
                                                   -----------     -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . .     $13,423,000     $14,820,000
  Accrued compensation . . . . . . . . . . . .       7,311,000       8,287,000
  Other current liabilities. . . . . . . . . .       3,356,000       2,954,000
  Purchase price payable . . . . . . . . . . .              --       5,000,000
  Income taxes payable . . . . . . . . . . . .       1,104,000         328,000
  Current portion of long-term obligations . .              --       1,000,000
                                                   -----------     -----------
    Total Current Liabilities. . . . . . . . .      25,194,000      32,389,000
                                                   -----------     -----------

Long-Term Obligations. . . . . . . . . . . . .              --      19,045,000
                                                   -----------     -----------
Commitments and Contingencies (Notes 7 and 9)
Stockholders' Equity:
  Preferred stock - authorized 2,000,000
    shares; none issued and outstanding
  Common stock - authorized 15,000,000 shares
    of $.01 par value; issued and outstanding
    14,127,002 shares at September 29, 1996,
    and 13,235,309 shares at October 1, 1995 .         141,000         132,000
  Additional paid-in capital . . . . . . . . .      33,452,000      21,793,000
  Retained earnings. . . . . . . . . . . . . .      29,676,000      19,571,000
                                                   -----------     -----------

Total Stockholders' Equity . . . . . . . . . .      63,269,000      41,496,000
                                                   -----------     -----------
Total Liabilities and Stockholders' Equity . .     $88,463,000     $92,930,000
                                                   -----------     -----------
                                                   -----------     -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   TETRA TECH, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                                                           Fiscal Years Ended
                                                          ----------------------------------------------------
                                                            Sept. 29,            Oct. 1,             Oct. 2,
                                                              1996                1995                1994
                                                          ------------        ------------        ------------
Revenue:
    Gross revenue. . . . . . . . . . . . . . . . . .     $220,099,000        $120,034,000        $ 96,472,000
    Subcontractor costs. . . . . . . . . . . . . . .       59,062,000          32,160,000          28,653,000
                                                         ------------        ------------        ------------
Net Revenue. . . . . . . . . . . . . . . . . . . . .      161,037,000          87,874,000          67,819,000
Cost of Net Revenue. . . . . . . . . . . . . . . . .      122,084,000          65,484,000          51,069,000
                                                         ------------        ------------        ------------
Gross Profit . . . . . . . . . . . . . . . . . . . .       38,953,000          22,390,000          16,750,000
Selling, General and Administrative Expenses . . . .       21,218,000          10,634,000           7,589,000
                                                         ------------        ------------        ------------
Income From Operations . . . . . . . . . . . . . . .       17,735,000          11,756,000           9,161,000
Interest Expense . . . . . . . . . . . . . . . . . .        1,076,000              90,000              22,000
Interest Income. . . . . . . . . . . . . . . . . . .          300,000             923,000             376,000
                                                         ------------        ------------        ------------
Income Before Income Taxes . . . . . . . . . . . . .       16,959,000          12,589,000           9,515,000
Income Tax Expense . . . . . . . . . . . . . . . . .        6,854,000           5,036,000           3,806,000
                                                         ------------        ------------        ------------
Net Income . . . . . . . . . . . . . . . . . . . . .     $ 10,105,000        $  7,553,000         $ 5,709,000
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

Net Income Per Common and Common Equivalent Share        $       0.70        $       0.56         $      0.43
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------

Weighted Average Shares Outstanding. . . . . . . . .       14,451,616          13,533,538          13,319,130
                                                         ------------        ------------        ------------
                                                         ------------        ------------        ------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   TETRA TECH, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FISCAL YEARS ENDED SEPTEMBER 29, 1996, OCTOBER 1, 1995 AND OCTOBER 2, 1994

                                                   Common Stock
                                            --------------------------    Additional
                                                                            Paid-in       Retained        Treasury
                                              Shares          Amount        Capital       Earnings          Stock        Total
                                            -------------------------------------------------------------------------------------
BALANCE, OCTOBER 3, 1993
  as previously reported. . . . . . . .     10,338,094       $104,000    $20,123,000    $ 6,309,000      $ (90,000)   $26,446,000
  Five-for-four common stock
    split (Note 6). . . . . . . . . . .      2,584,523         26,000        (26,000)                                           0
                                            -------------------------------------------------------------------------------------

BALANCE, OCTOBER 3, 1993
  as adjusted . . . . . . . . . . . . .     12,922,617        130,000     20,097,000      6,309,000        (90,000)    26,446,000
  Net income. . . . . . . . . . . . . .                                                   5,709,000                     5,709,000
  Payment for fractional shares . . . .           (390)                       (4,000)                                      (4,000)
  Shares issued in Simons, Li &
    Associates, Inc. acquisition. . . .        136,891          1,000      1,112,000                                    1,113,000
  Stock options exercised . . . . . . .         63,633          1,000        150,000                                      151,000
  Stock purchase plan . . . . . . . . .         28,548                       219,000                                      219,000
  Treasury stock purchased. . . . . . .        (11,255)                                                   (127,000)      (127,000)
                                            -------------------------------------------------------------------------------------

BALANCE, OCTOBER 2, 1994. . . . . . . .     13,140,044        132,000     21,574,000     12,018,000       (217,000)    33,507,000
  Net income. . . . . . . . . . . . . .      7,553,000      7,553,000
  Payment for fractional shares . . . .           (195)                       (3,000)                                      (3,000)
  Stock options exercised . . . . . . .        109,896          1,000        628,000                                      629,000
  Treasury stock retired. . . . . . . .                                     (217,000)                      217,000              0
  Stock purchased and retired . . . . .        (14,436)        (1,000)      (189,000)                                    (190,000)
                                            -------------------------------------------------------------------------------------

BALANCE, OCTOBER 1, 1995. . . . . . . .     13,235,309        132,000     21,793,000     19,571,000              0     41,496,000
  Net income. . . . . . . . . . . . . .                                   10,105,000                    10,105,000
  Payment for fractional shares . . . .           (169)                       (3,000)                                      (3,000)
  Shares issued in KCM, Inc.
    acquisition . . . . . . . . . . . .        790,236          8,000     10,305,000                                   10,313,000
  Stock options exercised . . . . . . .        101,626          1,000        683,000                                      684,000
  Tax benefit for disqualifying
    dispositions of stock options . . .                                      674,000                                      674,000

BALANCE, SEPTEMBER 29, 1996 . . . . . .     14,127,002        141,000     33,452,000     29,676,000              0     63,269,000
                                            -------------------------------------------------------------------------------------
                                            -------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   TETRA TECH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Fiscal Years Ended
                                                                   -------------------------------------------
                                                                      Sept. 29,       Oct. 1,        Oct. 2,
                                                                        1996           1995           1994
                                                                   -------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 10,105,000   $  7,553,000    $ 5,709,000
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . .      3,613,000      1,894,000      1,372,000
       Deferred income taxes . . . . . . . . . . . . . . . . . .       (519,000)      (278,000)       129,000
  Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable . . . . . . . . . . . . . . . . . . .     18,043,000      4,335,000        465,000
       Unbilled receivables. . . . . . . . . . . . . . . . . . .     (5,916,000)    (1,581,000)       810,000
       Prepaid and other assets. . . . . . . . . . . . . . . . .        246,000       (226,000)      (428,000)
       Accounts payable. . . . . . . . . . . . . . . . . . . . .     (4,080,000)       446,000      1,276,000
       Accrued compensation. . . . . . . . . . . . . . . . . . .     (1,431,000)     1,165,000      1,234,000
       Other current liabilities . . . . . . . . . . . . . . . .       (192,000)       716,000        142,000
       Income taxes payable. . . . . . . . . . . . . . . . . . .      1,255,000       (446,000)       406,000
                                                                   ------------   ------------    -----------
         Net Cash Provided By Operating Activities . . . . . . .     21,124,000     13,578,000     11,115,000
                                                                   ------------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for short-term investments. . . . . . . . . . . . . .             --     (3,003,000)            --
  Proceeds from short-term investments . . . . . . . . . . . . .             --      3,173,000             --
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .     (2,385,000)    (1,453,000)    (1,433,000)
  Proceeds from sale of property and equipment . . . . . . . . .         71,000         16,000          3,000
  Payment for business acquisitions, net of cash acquired. . . .     (6,441,000)   (35,462,000)    (7,067,000)
                                                                   ------------   ------------    -----------
         Net Cash Used In Investing Activities . . . . . . . . .     (8,755,000)   (36,729,000)    (8,497,000)
                                                                   ------------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations. . . . . . . . . . . . . . .    (25,048,000)    (2,045,000)      (335,000)
  Proceeds from issuance of long-term obligations. . . . . . . .      5,003,000     22,000,000             --
  Payments on obligations under capital leases . . . . . . . . .         (6,000)            --             --
  Proceeds from issuance of common stock . . . . . . . . . . . .        681,000        626,000        366,000
  Payments to acquire common stock . . . . . . . . . . . . . . .             --       (190,000)      (127,000)
                                                                   ------------   ------------    -----------
         Net Cash Provided By (Used In) Financing Activities . .    (19,370,000)    20,391,000        (96,000)
                                                                   ------------   ------------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .     (7,001,000)    (2,760,000)     2,522,000
Cash and Cash Equivalents at Beginning of Year . . . . . . . . .     13,130,000     15,890,000     13,368,000
                                                                   ------------   ------------    -----------
Cash and Cash Equivalents at End of Year . . . . . . . . . . . .   $  6,129,000   $ 13,130,000    $15,890,000
                                                                   ------------   ------------    -----------
                                                                   ------------   ------------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,149,000   $     18,000    $    24,000
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .   $  6,123,000   $  5,879,000    $ 3,270,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  In fiscal 1996, the Company purchased all of the capital
  stock of KCM, Inc.  In conjunction with this acquisition,
  liabilities were assumed as follows:
    Fair value of assets acquired. . . . . . . . . . . . . . . .   $ 20,393,000
    Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . .     (2,645,000)
    Issuance of common stock . . . . . . . . . . . . . . . . . .    (10,313,000)
    Other acquisition costs. . . . . . . . . . . . . . . . . . .       (415,000)
                                                                   ------------
       Liabilities assumed . . . . . . . . . . . . . . . . . . .   $  7,020,000
                                                                   ------------
                                                                   ------------


                                                                                 Fiscal Years Ended
                                                                    -------------------------------------------
                                                                       Sept. 29,       Oct. 1,        Oct. 2,
                                                                         1996           1995           1994
                                                                    -------------  --------------  ------------
  In fiscal 1995, the Company purchased all of the capital
  stock of PRC Environmental Management, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
    Fair value of assets acquired. . . . . . . . . . . . . . . .                   $47,377,000
    Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . .                   (35,000,000)
    Purchase price payable . . . . . . . . . . . . . . . . . . .                    (5,000,000)
    Other acquisition costs. . . . . . . . . . . . . . . . . . .                      (600,000)
                                                                                   -----------
       Liabilities assumed . . . . . . . . . . . . . . . . . . .                   $ 6,777,000
                                                                                   -----------
                                                                                   -----------

  In fiscal 1994, the Company purchased all of the capital
  stock of Simons, Li & Associates, Inc. and acquired
  substantially all of the assets and assumed certain
  liabilities of Simon Hydro-Search, Inc.  In conjunction with these acquisitions, liabilities were assumed as follows:
    Fair value of assets acquired. . . . . . . . . . . . . . . .                                  $11,360,000
    Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . .                                   (7,194,000)
    Issuance of common stock . . . . . . . . . . . . . . . . . .                                   (1,113,000)
                                                                                                  -----------

       Liabilities assumed . . . . . . . . . . . . . . . . . . .                                  $ 3,053,000
                                                                                                  -----------
                                                                                                  -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   TETRA TECH, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FISCAL YEARS ENDED SEPTEMBER 29, 1996,
                         OCTOBER 1, 1995 AND OCTOBER 2, 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - Tetra Tech, Inc. (the "Company") provides comprehensive environmental engineering and consulting services addressing complex water contamination and other environmental matters.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GeoTrans, Inc. ("GeoTrans"), Simons, Li & Associates, Inc. ("SLA"), Hydro-Search, Inc. ("HSI"), PRC Environmental Management, Inc. ("EMI"), KCM, Inc. ("KCM"), and Tetra Tech Technical Services, Inc. ("TtTS"). All significant intercompany balances and transactions have been eliminated in consolidation.

    FISCAL YEAR - The Company reports results of operations based on 52- or 53-week periods ending on the Sunday nearest to September 30. Fiscal years 1996, 1995 and 1994 each contained 52 weeks.

    CONTRACT REVENUES AND COSTS - In the course of providing its services, the Company routinely subcontracts for services such as laboratory testing, soil cartage and other services and capabilities. These costs are passed through to clients and, in accordance with industry practice, are included in the Company's gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the Company also reports net revenue, which is gross revenue less the cost of subcontractor services. Contract revenues and contract costs on both cost-type and fixed-price-type contracts are recorded using the percentage-of-completion (cost-to-cost) method. Under this method, contract revenues on long-term contracts are recognized in the ratio that contract costs incurred bear to total estimated costs. Costs and income on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

    General and administrative costs are expensed in the period incurred.

    Contract revenues under United States government contracts and subcontracts accounted for approximately 62%, 55% and 52% of net contract revenue for the years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively.

    CASH AND CASH EQUIVALENTS - Cash equivalents include all investments with initial maturities of 90 days or less.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred.

    Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

    INTANGIBLE ASSETS - The Company reviews the recoverability of intangible assets to determine if there has been any impairment. This assessment is performed based on the estimated undiscounted cash flows compared with the carrying value of intangible assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a writedown would be recorded to reduce the related asset to its estimated fair value. Intangible assets as of September 29, 1996 and October 1, 1995 consists principally of goodwill resulting from business acquisitions which is being amortized over periods ranging from 15 to 40 years.

    INCOME TAXES - The Company files a consolidated federal income tax return and combined California franchise tax reports, which include the Company and its subsidiaries. Income taxes are recognized for (a) the amount of taxes payable or refundable for the current period, and (b) deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

    NET INCOME PER COMMON SHARE - Per share information is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants (using the treasury stock method).

    FAIR VALUE OF FINANCIAL INSTRUMENTS -

    CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, UNBILLED RECEIVABLES AND ACCOUNTS PAYABLE - The carrying amounts approximate fair value because of the short maturities of these instruments.

    REVOLVING CREDIT FACILITY- The carrying amount approximates fair value because the interest rates are based upon variable reference rates.

    CONCENTRATION OF CREDIT RISK - Financial instruments which subject the Company to credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit qualified financial institutions and, by policy, limits the amount of investment exposure to any one financial institution. Approximately 70% of accounts receivable is due from various agencies of the Federal government. The remaining accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    ACCOUNTING PRONOUNCEMENTS - During the fiscal year ended September 29, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

    In 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which will be effective for the Company beginning September 30, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share upon adoption of SFAS No. 123.


2.  ACQUISITIONS

         In November 1995, the Company acquired 100% of the capital stock of KCM, Inc. ("KCM"), an engineering services firm specializing in areas of water quality, water and wastewater systems, surface water management, fisheries and facilities. The purchase price of $12,958,000 consisted of cash and Company stock which was issued under Regulation D under the Securities Act of 1933, as amended, and had a value of $10,313,000. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 26% below the then prevailing market price.

    On September 15, 1995, the Company acquired 100% of the capital stock of PRC Environmental Management, Inc. ("EMI") from The Black & Decker Corporation. EMI provides a full range of environmental consulting and engineering services, including feasibility studies, remedial investigations and design, construction management, economic and financial analysis, environmental audits, risk management services and regulatory compliance assistance. EMI's customers include the U.S. Environmental Protection Agency, U.S. Department of Defense and other governmental and commercial entities. The purchase price was approximately $40,000,000.

    The acquisitions of EMI and KCM have been accounted for as purchases. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The results of operations of EMI and KCM have been included in the Company's financial statements from their respective acquisition dates.

    The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired KCM and EMI on October 3, 1994:

                                                 Fiscal Years Ended
                                       ---------------------------------------
                                         Sept. 29, 1996         Oct. 1, 1995
                                       -------------------    ----------------
                                       ($  in thousands, except per share data)
Gross revenue                               $  222,150          $  232,008
Income before income taxes                      17,119              10,842
Net income                                      10,200               6,505
Net income per share                              0.70                0.45
Weighted average shares outstanding             14,546              14,324

3.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following at September 29, 1996 and October 1, 1995:

                                                      1996           1995
                                                      ----           ----
         Billed accounts receivable. . . . . . . $  23,338,000   $  24,782,000
                                                 -------------    ------------
         Unbilled accounts receivable:
           Billable amounts not invoiced,
             amounts billable at stipulated
             stages of completion of contract work,
             and unbilled amounts pending
             negotiation or receipt of contract
             modifications . . . . . . . . . . . . .25,067,000      28,207,000
           Costs and fee retention billable
             upon audit of total contract costs. . .10,203,000      10,668,000
                                                 -------------    ------------

         Total unbilled accounts receivable. . . . .35,270,000      38,875,000
                                                 -------------    ------------

         Allowance for uncollectible accounts
           and disallowed costs. . . . . . . . . . (11,101,000)    (11,153,000)
                                                 -------------    ------------

         Total . . . . . . . . . . . . . . . . . $  47,507,000   $  52,504,000
                                                 -------------    ------------
                                                 -------------    ------------


    The accounts receivable valuation allowance includes amounts to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to many levels of audit. Payments made to EMI on U.S. government contracts are subject to proposed adjustments upon audit. Audits for the years 1986, 1987, 1992 and 1993 have been completed, and cost disallowances of approximately $2.3 million have been proposed. Final negotiations between EMI and the U.S. government are in process, and EMI is vigorously contesting substantially all of the proposed disallowances. Audits for the years 1988, 1989, 1990, 1991, 1994 and 1995 and the period from January 1, 1996 to September 29, 1996 have yet to be completed. Allowances to provide for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible, plus a general allowance for other amounts for which some potential loss has been determined to be probable based on current events and circumstances. Given the above, management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

    The Company has approximately $2,400,000 under retainage provisions of contracts. Accounts receivable include approximately $4,748,891 that may not be realized within one year.

4.  INCOME TAXES

    The provision for income taxes for the years ended September 29, 1996, October 1, 1995 and October 2, 1994 consisted of the following:

                                  Sept. 29,      Oct. 1,        Oct. 2,
                                    1996          1995           1994
                                  --------       ------         ------
    Current:
       Federal                  $ 5,849,000   $ 4,185,000    $ 2,915,000
       State                      1,462,000     1,129,000        762,000
    Deferred                       (457,000)     (278,000)       129,000
                                 ----------    ----------     ----------
    Total provision             $ 6,854,000   $ 5,036,000    $ 3,806,000
                                 ----------    ----------     ----------
                                 ----------    ----------     ----------

    Temporary differences comprising the net deferred income tax benefit shown on the consolidated balance sheets were as follows:

                                                Sept. 29,        Oct. 1,
                                                  1996            1995
                                                --------         ------
    Allowance for doubtful accounts. . . . .   $ 4,458,000   $ 4,635,000
    Cash to accrual. . . . . . . . . . . . .    (2,265,000)     (211,000)
    Accrued vacation . . . . . . . . . . . .       606,000       547,000
    Prepaid expense. . . . . . . . . . . . .      (584,000)     (324,000)
    Depreciation . . . . . . . . . . . . . .      (399,000)     (157,000)
    Other. . . . . . . . . . . . . . . . . .       542,000       268,000
                                                 ---------     ---------
    Deferred income tax benefit. . . . . . .   $ 2,358,000   $ 4,758,000
                                                 ---------     ---------
                                                 ---------     ---------

    Total tax expense was different than the amount computed by applying the federal statutory rate as follows:


                                             Sept. 29, 1996        Oct. 1, 1995        Oct. 2, 1994
                                             --------------        ------------        ------------
                                              Amount      %       Amount      %       Amount      %
                                              ------      -       ------      -       ------      -
Tax at federal statutory rate. . . . . . . $5,936,000   35.0%  $4,406,000   35.0%  $3,330,000   35.0%
State taxes, net of federal benefit . . .     933,000    5.5      692,000    5.5      528,000    5.5
Other . . . . . . . . . . . . . . . . . .     (15,000)  (0.1)     (62,000)  (0.5)     (52,000)  (0.5)
                                            ----------  -----   ---------   -----   ---------   -----
Total provision . . . . . . . . . . . . .  $6,854,000   40.4%  $5,036,000   40.0%  $3,806,000   40.0%
                                            ----------  -----   ---------   -----   ---------   -----
                                            ----------  -----   ---------   -----   ---------   -----


5.  LONG-TERM OBLIGATIONS

    In September 1995, the Company entered into a credit agreement (as amended, the "Credit Agreement") with a bank to support its working capital and acquisition needs. The Credit Agreement provides a revolving credit facility of $30,000,000 which the Company has voluntarily reduced to $15,000,000 at September 29, 1996. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $5,000,000 outstanding at any one time.

    Interest on borrowings under the Credit Agreement is payable at the Company's option (a) at a base rate (Federal funds rate plus 0.50% or the bank's reference rate) as defined in the Credit Agreement or (b) at a eurodollar rate plus a margin which ranges from 1.25% to 1.75%. The interest rates on outstanding borrowings at October 1, 1995 was 7.5625%.

    Borrowings under the Credit Agreement are secured by the Company's accounts receivable and the stock of four of the Company's subsidiaries.

    The Credit Agreement contains various covenants including, but not limited to, restrictions related to tangible net worth, net income, additional indebtedness, asset sales, mergers and acquisitions, creation of liens, and dividends on capital stock (other than stock dividends).

    The Credit Agreement matures on September 15, 1998 or earlier at the discretion of the Company upon payment in full of loans and other obligations. As at September 29, 1996, there were no borrowings outstanding, however, standby letters of credit totalled $1,815,000.


6.  STOCKHOLDERS' EQUITY

    On May 23, 1996, the Board of Directors declared a five-for-four split of the Company's Common Stock, effected in the form of a 25% stock dividend, payable on June 21, 1996 to shareholders of record on June 7, 1996. All agreements concerning stock options and other commitments payable in shares of the Company's Common Stock are affected by the five-for-four split. All references to number of shares (except shares authorized), stock options and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

    Pursuant to the Company's 1989 Stock Option Plan, key employees may be granted options to purchase 610,351 shares of the Company's Common Stock at prices ranging from 85% to 100% of the market value on the date of grant. All options granted to date by the Company have been at 100% of the market value as determined by the Board of Directors at the date of grant. These options become exercisable beginning one year from date of grant, become fully vested in four years and terminate ten years from date of grant. Additionally, in connection with acquisitions in 1988 and 1990, the Company issued options to purchase 281,605 shares of the Company's Common Stock.

    The Company also has a 1992 Incentive Stock Plan under which key employees may be granted options to purchase 2,156,250 shares of the Company's Common Stock at prices not less than the market value on the date of grant. From such date of grant, these options become exercisable after one year, are fully vested no later than five years after grant and terminate no later than ten years after grant.

    Pursuant to the Company's 1992 Nonemployee Director Plan, nonemployee directors may be granted options to purchase 73,241 shares of the Company's Common Stock at prices not less than the market value on the date of grant. These options vest and become exercisable when, and only if, the optionee continues to serve as a director until the Annual Meeting following the year in which the options were granted.

    The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") which provides for the granting of Purchase Rights to purchase Common Stock to regular full-time and regular part-time employees and officers of the Company or any of its Subsidiaries, including directors who are also employees or officers of the Company and its Subsidiaries. Under the Purchase Plan, shares of Common Stock will be issued upon exercise of the Purchase Rights. Under the Purchase Plan, 562,500 shares may be issued pursuant to the exercise of Purchase Rights.

    Each Purchase Right lasts for a period of 52 weeks ("Purchase Right Period"). The first Purchase Right Period began after the stockholders adopted the Purchase Plan at the Annual Meeting on February 8, 1996. However, the Committee may elect to suspend and/or recommence the Purchase Plan at anytime following the end of a Purchase Right Period.

    Prior to the beginning of each Purchase Right Period, employees may elect to contribute fixed amounts to the Purchase Plan during that Purchase Right Period to purchase Common Stock. Employees can only commence participation in the Purchase Plan on the first day of a Purchase Right Period. The maximum amount that an employee can contribute during a Purchase Right Period is $4,000, and the minimum contribution per payroll period is $25.

    Under the Purchase Plan, the exercise price of a Purchase Right will be the lesser of 100% of the fair market value of such shares on the first day of the Purchase Right Period or 85% of the fair market value on the last day of the Purchase Right Period. For this purpose, the fair market value of the stock is its closing price as reported on the Nasdaq Stock Market on the day in question.

    The amounts that employees contribute to the Purchase Plan will automatically be used to purchase Common Stock on the last day of the Purchase Right Period, unless they elect to withdraw from the Purchase Plan or are terminated prior to that date. If the Company is sold, all Purchase Rights will become exercisable immediately preceding the sale. Employees who elect to suspend their contributions can elect either to withdraw their contributions or leave those amounts in the Purchase Plan to be used to purchase Common Stock at the end of the Purchase Right Period. No interest is credited on any amounts contributed to the Purchase Plan.

    If the Common Stock is disposed of by a participant prior to the expiration of the holding periods required to qualify for long-term capital gains treatment, the participant is required to notify the Company in the event of such a premature disposition.

    During the three years ended September 29, 1996, option activity was as follows:


                                          NUMBER OF       OPTION PRICE
                                           OPTIONS          PER SHARE                TOTAL
                                          ---------       --------------           ---------
    Balance, October 3, 1993 . . . . .       435,961     $ 1.08 - $ 7.98        $  1,992,000
      Granted. . . . . . . . . . . . .       512,158     $ 8.06 - $12.16           4,826,000
      Exercised. . . . . . . . . . . .       (63,633)    $ 1.08 - $ 7.53            (151,000)
      Cancelled. . . . . . . . . . . .       (41,026)    $ 1.47 - $ 9.22            (266,000)
                                            --------       -------------           ---------
    Balance, October 2, 1994 . . . . .       843,460     $ 1.08 - $12.16           6,401,000
      Granted. . . . . . . . . . . . .       347,770     $10.88 - $17.30           4,038,000
      Exercised. . . . . . . . . . . .      (109,896)    $ 1.08 - $10.24            (629,000)
      Cancelled. . . . . . . . . . . .       (79,561)    $ 1.47 - $11.04            (690,000)
                                            --------       -------------           ---------
    Balance, October 1, 1995 . . . . .     1,001,773     $ 1.08 - $17.30           9,120,000
      Granted. . . . . . . . . . . . .       412,587     $16.00 - $21.00           7,318,000
      Exercised. . . . . . . . . . . .      (101,626)    $ 1.08 - $12.48            (684,000)
      Cancelled. . . . . . . . . . . .       (52,417)    $ 1.08 - $17.60            (583,000)
                                          ----------       -------------          ----------
      Balance, September 29, 1996. . .     1,260,317     $ 1.08 - $21.00        $ 15,171,000
                                          ----------       -------------          ----------
                                          ----------       -------------          ----------


At September 29, 1996, the status of each plan was as follows:

    1989 Stock Option Plan: Options to purchase 114,674 shares were exercisable and no further options will be granted under this plan. 1992 Incentive Stock Option Plan: Options to purchase 293,283 shares were exercisable and options to purchase 954,111 shares were available for future grant.
    1992 Nonemployee Director Plan: Options to purchase 9,764 shares were exercisable and options to purchase 56,154 shares were available for future grant.


7.  LEASES

    The Company leases land, buildings and equipment under various operating leases. Rent expense under all operating leases was approximately $9,462,000, $5,332,000 and $3,732,000 for the years ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively. Amounts payable under noncancelable operating lease commitments are as follows during the fiscal years ending in:

         1997. . . . . . . . . . . . . . . . . . . . .   $  7,873,000
         1998. . . . . . . . . . . . . . . . . . . . .      6,065,000
         1999. . . . . . . . . . . . . . . . . . . . .      4,029,000
         2000. . . . . . . . . . . . . . . . . . . . .      3,083,000
         2001. . . . . . . . . . . . . . . . . . . . .      2,575,000
         Thereafter. . . . . . . . . . . . . . . . . .      5,136,000
                                                         ------------
         Total . . . . . . . . . . . . . . . . . . . .   $ 28,761,000
                                                         ------------
                                                         ------------


8.  RETIREMENT PLANS

    The Company and its subsidiaries have established defined contribution plans and 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For the years ended September 29, 1996, October 1, 1995 and October 2, 1994 expenses relating to the plans were approximately $4,002,000, $1,971,000 and $1,479,000, respectively.


9.  CONTINGENCIES

    The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the Company's financial statements.

10. QUARTERLY FINANCIAL INFORMATION - UNAUDITED

    In the opinion of management, the following unaudited quarterly data for the years ended September 29, 1996 and October 1, 1995 reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. (In thousands, except per share data)

                                         First    Second     Third    Fourth
Fiscal 1996                             Quarter   Quarter   Quarter   Quarter
- -----------                             -------   -------   -------   -------
Gross revenue. . . . . . . . . . . .   $ 54,162  $ 53,929  $ 54,152  $ 57,856
Net revenue. . . . . . . . . . . . .     38,023    40,076    40,314    42,624
Gross profit . . . . . . . . . . . .      8,540     9,400     9,835    11,178
Income from operations . . . . . . .      3,730     4,119     4,506     5,380
Net income . . . . . . . . . . . . .      2,029     2,297     2,625     3,154
Net income per share . . . . . . . .     $ 0.14    $ 0.16    $ 0.18    $ 0.22
Weighted average shares
outstanding  . . . . . . . . . . . .     14,151    14,504    14,565    14,601



                                         First    Second    Third     Fourth
Fiscal 1995                             Quarter   Quarter   Quarter   Quarter
- -----------                             -------   -------   -------   -------
Gross revenue. . . . . . . . . . . .   $ 27,646  $ 27,852  $ 29,150  $ 35,386
Net revenue. . . . . . . . . . . . .     19,947    21,151    21,499    25,277
Gross profit . . . . . . . . . . . .      4,897     5,244     5,277     6,972
Income from operations . . . . . . .      2,403     2,613     2,919     3,821
Net income . . . . . . . . . . . . .      1,551     1,688     1,907     2,407
Net income per share . . . . . . . .     $ 0.12    $ 0.13    $ 0.14    $ 0.18
Weighted average shares outstanding      13,439    13,449    13,551    13,670

                                   TETRA TECH, INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              For the Fiscal Years Ended
               OCTOBER 2, 1994, OCTOBER 1, 1995 AND SEPTEMBER 29, 1996


                                                 BALANCE AT     CHARGES TO
                                                 BEGINNING OF   COSTS AND                      BALANCE AT
                                                    PERIOD       EXPENSES      DEDUCTIONS     END OF PERIOD
                                                    ------       --------      ----------     -------------
Fiscal year ended October 2, 1994
    Allowance for loss on accounts receivable   $  993,000     $720,000(b)   $(72,000)(a)      $  1,641,000

Fiscal year ended October 1, 1995
    Allowance for loss on accounts receivable    1,641,000    9,579,000(c)    (67,000)(a)        11,153,000

Fiscal year ended September 29, 1996
    Allowance for loss on accounts receivable   11,153,000    1,606,000(d) (1,658,000)(a)        11,101,000

________________

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