Form 10-Q/A
period 1997-06-29
TETRA TECH INC
filed 1997-09-19
CIK 831641

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

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

          For the transition period from                 to
                                          ---------------    ---------------

          Commission File Number 0-19655


                                TETRA TECH, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Delaware                                        95-4148514
 ------------------------------------------  ------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                               number)



              670 N. Rosemead Boulevard, Pasadena, California 91107
        ----------------------------------------------------------------
                    (Address of principal executive offices)



                                 (626) 351-4664
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)




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

As of September 8, 1997, the total number of outstanding shares of the Registrant's Common Stock was 16,564,080.

The undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, as set forth below:

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets


$  in thousands, except share data                     June 29,    September 29,
                                                        1997            1996
                                                     -----------   -------------
                                                     (Unaudited)
                                ASSETS


CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .     $  12,793      $   6,129
  Accounts receivable - net. . . . . . . . . . . .        25,433         22,306
  Unbilled  receivables - net. . . . . . . . . . .        33,769         25,201
  Prepaid and other current assets . . . . . . . .         6,353          1,939
  Deferred income taxes. . . . . . . . . . . . . .         2,358          2,358
                                                       ---------      ---------
     Total Current Assets. . . . . . . . . . . . .        80,706         57,933

PROPERTY AND EQUIPMENT:
  Leasehold improvements . . . . . . . . . . . . .           990            733
  Equipment, furniture and fixtures. . . . . . . .        16,201         13,072
                                                       ---------      ---------
     Total . . . . . . . . . . . . . . . . . . . .        17,191         13,805
  Accumulated depreciation and amortization. . . .        (8,770)        (6,790)
                                                       ---------      ---------

PROPERTY AND EQUIPMENT - NET . . . . . . . . . . .         8,421          7,015

INTANGIBLE ASSETS - NET. . . . . . . . . . . . . .        63,935         22,047

OTHER ASSETS . . . . . . . . . . . . . . . . . . .         1,301          1,468
                                                       ---------      ---------



TOTAL ASSETS . . . . . . . . . . . . . . . . . . .     $ 154,363      $  88,463
                                                       ---------      ---------
                                                       ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . .   $  11,329      $  13,423
  Accrued compensation . . . . . . . . . . . . . . .      10,892          7,311
  Other current liabilities. . . . . . . . . . . . .       6,250          3,356
  Payable to stockholder . . . . . . . . . . . . . .       5,479              0
  Current portion of long-term obligations . . . . .       8,000              0
  Income taxes payable . . . . . . . . . . . . . . .       1,339          1,104
                                                       ---------      ---------
     Total Current Liabilities . . . . . . . . . . .     43,289          25,194
                                                       ---------      ---------

REEDEEMABLE PREFERRED STOCK. . . . . . . . . . . .        15,028              0
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 2,000,000 shares of
    $.01 par value; issued and outstanding 1,231,840
    and 0 shares at June 29, 1997 and September 29,
    1996, respectively . . . . . . . . . . . . . .             0               0
  Common stock - authorized, 20,000,000 shares of
    $.01 par value; issued and outstanding 16,264,251
    and 14,127,002 shares at June 29, 1997 and
    September 29, 1996, respectively . . . . . . .           163            141
  Additional paid-in capital . . . . . . . . . . .        57,096         33,452
  Retained earnings. . . . . . . . . . . . . . . .        38,787         29,676
                                                       ---------      ---------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .        96,046         63,269
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .    $  154,363      $  88,463
                                                       ---------      ---------
                                                       ---------      ---------
   See accompanying notes to the condensed consolidated financial statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


$  in thousands, except share data
                                                                               Three Months Ended            Nine Months Ended
                                                                            ------------------------------------------------------
                                                                               June 29,     June 30,        June 29,      June 30,
                                                                                 1997         1996            1997          1996
                                                                            ----------     ----------     ----------     ---------
Gross Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  60,922      $  54,152      $ 171,406      $ 162,243
   Subcontractor costs . . . . . . . . . . . . . . . . . . . . . . . . .       12,301         13,838         38,447         43,830
                                                                            ---------      ---------      ---------      ---------
Net Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,621         40,314        132,959        118,413

Cost of Net Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .       35,660         30,479        100,077         90,638
                                                                            ---------      ---------      ---------      ---------
Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,961          9,835         32,882         27,775

Selling, General and Administrative Expenses . . . . . . . . . . . . . .        6,754          5,329         17,390         15,420
                                                                            ---------      ---------      ---------      ---------
Income From Operations . . . . . . . . . . . . . . . . . . . . . . . . .        6,207          4,506         15,492         12,355

Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           84            203            127          1,023
Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (88)           (72)          (210)          (253)
                                                                            ---------      ---------      ---------      ---------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . . . . . .        6,211          4,375         15,575         11,585

Income Tax Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,567          1,750          6,464          4,634
                                                                            ---------      ---------      ---------      ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3,644      $   2,625      $   9,111      $   6,951
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------

Net Income Per Common Share. . . . . . . . . . . . . . . . . . . . . . .    $    0.24      $    0.18      $    0.61      $    0.48
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------

Shares Used in Per Share Calculations. . . . . . . . . . . . . . . . . .       15,432         14,565         14,918         14,405
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------

   See accompanying notes to the condensed consolidated financial statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



$  in thousands
                                                                                                Nine Months Ended
                                                                                           ------------------------
                                                                                             June 29,      June 30,
                                                                                              1997           1996
                                                                                           -----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   9,111       $  6,951

Adjustments to reconcile net income to net cash provided by operating. . . . . . . .
   activities:
      Depreciation and Amortization. . . . . . . . . . . . . . . . . . . . . . . . .           2,929          2,731
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (71)            (2)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10         15,157
      Unbilled receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,849)           224
      Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            (305)          (519)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,844         (7,618)
      Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,976)        (1,467)
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,214)           525
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             174            410
                                                                                           ---------      ---------
         Net Cash (Used In) Provided By Operating Activities . . . . . . . . . . . .          (5,035)        16,392

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,832)        (1,751)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . . . .              44             45
Payments for business acquisitions, net of cash acquired . . . . . . . . . . . . . .          (1,124)        (6,748)
                                                                                           ---------      ---------
         Net Cash Used In Investing Activities . . . . . . . . . . . . . . . . . . .          (2,912)        (8,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,842)       (19,003)
Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . .           8,000          5,145
Proceeds from payable to stockholder . . . . . . . . . . . . . . . . . . . . . . . .           5,479              0
Payments on obligations under capital leases . . . . . . . . . . . . . . . . . . . .               0             (6)
Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .           2,974            542

                                                                                           ---------      ---------
         Net Cash Provided By (Used In) Financing Activities . . . . . . . . . . . .          14,611        (13,322)
                                                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .           6,664         (5,384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .           6,129         13,130
                                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . .       $  12,793      $   7,746
                                                                                           ---------      ---------
                                                                                           ---------      ---------

                                   (Continued)

                                 Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

$  in thousands                                                                                Nine Months Ended
                                                                                           ------------------------
                                                                                            June 29,       June 30,
                                                                                              1997          1996
                                                                                           ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      83      $   1,077
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   9,513      $   4,225

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In November 1995, the Company purchased all of the capital stock of
    KCM, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . .                       $ 20,393
      Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (2,645)
      Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (10,313)
      Other acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (415)
                                                                                                          ---------
         Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $   7,020
                                                                                                          ---------
                                                                                                          ---------

   In December 1996, the Company purchased all of the capital stock of
    IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . .        $  2,956
      Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (310)
      Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,056)
      Other acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (70)
                                                                                           ---------
         Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,520
                                                                                           ---------
                                                                                           ---------

   In December 1996, the Company purchased all of the capital stock of
    FLO Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . .       $     892
      Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (139)
      Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .            (459)
      Other acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (70)
                                                                                           ---------
         Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     224
                                                                                           ---------
                                                                                           ---------

   In March 1997, the Company purchased all of the capital stock of
    SCM Consultants, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . .       $   2,859
      Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (311)
      Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,830)
      Other acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (70)
                                                                                           ---------
         Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     648
                                                                                           ---------
                                                                                           ---------

                                   (Continued)

                                 Tetra Tech, Inc.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

    $  in thousands                                                                              Nine Months Ended
                                                                                           --------------------------
                                                                                              June 29,       June 30,
                                                                                                1997           1996
                                                                                           -----------    -----------
   In June 1997, the Company purchased all of the capital stock of Whalen
     & Company, Inc. and Whalen Service Corps Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired. . . . . . . . . . . . . . . . . . . . . . . . .       $  53,282
      Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,051)
      Issuance of common and preferred stock . . . . . . . . . . . . . . . . . . . .         (33,304)
      Other acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,925)
                                                                                           ----------
         Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  10,002
                                                                                           ----------
                                                                                           ----------

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

3.   ACQUISITIONS

     On June 11, 1997, the Company acquired 100% of the capital stock of Whalen & Company, Inc. and Whalen Service Corps Inc. (collectively, "WAC"). WAC, a wireless telecommunications firm, provides a full range of wireless telecommunications site development services for PCS, cellular, ESMR, air-to-ground, microwave, paging, fiber optic and switching centers technology. The acquisition was accounted for as a purchase. The purchase has been valued at approximately $43,070,000 consisting of cash and Company common and preferred stock. The common and preferred stock (see Note 5. REDEEMABLE PREFERRED STOCK) was issued in a private placement and had a combined value of $33,304,000. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 28% below the then prevailing market price. On the business day prior to the merger, WAC distributed to its stockholders (i) cash in the amount of $4,138,000 and (ii) accounts receivable having a net value of $18,455,000.

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

     The results of operations from each of the acquired entities have been included in the Company's condensed consolidated financial statements from the effective dates of the acquisitions. The purchase price of the acquisitions in excess of the fair value of the net assets acquired is being amortized over a period of 30 years and is included under the caption "INTANGIBLE ASSETS - NET" in the accompanying condensed consolidated balance sheets. The final determination of such excess amount is subject to a final determination of the value of the consideration paid and the net assets acquired.

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

5.   REDEEMABLE PREFERRED STOCK

     On June 11, 1997, the Company issued Series A convertible preferred stock in conjunction with the WAC acquisition ("Series A Stock"). The Series A Stock carries dividend and voting rights substantially identical to those of common stock and will be converted to common stock on a share for share basis immediately upon the filing of an amendment to the Company's Certificate of Incorporation. The amendment will increase the number of authorized shares of common stock to a number sufficient to permit the conversion of all Series A Stock. If an amendment to the Company's Certificate of Incorporation is not executed by December 10, 1997, the holders of the Series A Stock may put the Series A Stock to the Company for cash at the average closing price of the Company's common stock on the five days ending one day prior to the exercise of the put.

     The Series A Stock is presented at its fair value of $15,028,000 as of June 29, 1997. Had the Series A Stock been put to the Company for cash at June 29, 1997, the cash obligation would have been $27,408,000. The Company is currently taking all necessary steps to convert the Series A Stock to common stock prior to December 10, 1997.

6.   SUBSEQUENT EVENT

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

7.   PRO FORMA OPERATING RESULTS

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired KCM, WAC and CDC (the historical information for WAC and CDC is unaudited) on October 2, 1995:


                                              Pro Forma Nine Months Ended
                                              ----------------------------
                                           June 29, 1997        June 30, 1996
                                         ---------------        -------------
                                         ($ in thousands, except per share data)
     Gross revenue                           $219,040            $203,155
     Income from operations                    27,411              21,434
     Net income                                15,780              12,244
     Net income per share                        0.87                0.69
     Weighted average shares outstanding       18,038              17,696

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 18, 1997    TETRA TECH, INC.


                              By:  /s/ James M. Jaska
                                   --------------------------
                                   James M. Jaska
                                   Vice President and Chief Financial Officer