Form 10-K
period 1997-09-28
TETRA TECH INC
filed 1997-12-26
CIK 831641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K
(MARK ONE)

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1997.

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to_______

Commission file number 0-19655

                                   TETRA TECH, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                95-4148514
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)
     670 N. Rosemead Blvd.
     Pasadena, California                             91107
(Address of registrant's principal                  (Zip Code)
       executive offices)

(Registrant's telephone number,
     including area code:)                         (626) 351-4664

Securities registered pursuant
 to Section 12(b) of the Act:
   (Title of each class)             (Name of each exchange on which registered)

           None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                                   (Title of Class)
                             Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 9, 1997 was $366,641,534.

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 22,268,958 on December 9, 1997.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended September 28, 1997 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                        PART I

ITEM 1.       BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE IN THE SECOND PARAGRAPH UNDER "OVERVIEW," IN THE FIRST AND SECOND PARAGRAPHS UNDER "RESOURCE MANAGEMENT BUSINESS AREA," AND IN THE FIRST, FIFTH AND FOURTEENTH PARAGRAPHS UNDER "ENVIRONMENTAL LEGISLATION." ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "RISK FACTORS."

INTRODUCTION

     Tetra Tech, Inc. ("Tetra Tech" or the "Company") provides nationally recognized engineering and management consulting services focusing on cost-effective solutions to engineering, environmental and natural resource management problems. These services are directed to a broad base of public and private sector clients and include substantially all types of engineering and consulting services in the environmental area, such as water chemistry, geohydrology, soil science, water and wastewater treatment, hydrodynamics, geology, air quality and civil engineering. Engineering services also include mechanical, electrical, chemical and structural engineering, as well as architecture and design, and are applied to infrastructure projects including wastewater treatment plants, roads, schools and telecommunications projects including structures and construction management.

     The Company was incorporated in Delaware in February 1988 to acquire the assets of the Water Management Group of Tetra Tech, Inc. (the "Predecessor"), a subsidiary of Honeywell Inc. ("Honeywell"), in a management buy-out in March 1988. The Predecessor was founded in 1966 as a coastal and marine engineering business. Honeywell acquired the Predecessor in 1982, by which time the Predecessor had developed an integrated water and environmental science and engineering business. In November 1988, the Company acquired GeoTrans, Inc., a groundwater service firm. In March 1990, the Company acquired M.H. Loe Company ("Loe"), an underground storage tank removal and remediation company. In October 1991, Loe was merged into the Company. In October 1993, the Company acquired Simons, Li & Associates, Inc., a firm engaged primarily in advanced water resources and environmental engineering. In June 1994, the Company acquired Hydro-Search, Inc., a groundwater hydrology and remediation firm. In September 1995, the Company acquired Tetra Tech EM Inc. (formerly known as PRC Environmental Management, Inc.), an environmental engineering and consulting firm which provides services ranging from policy analysis to innovative remedial technology evaluation. In November 1995, the Company acquired KCM, Inc., an engineering firm specializing in the areas of water quality, water and wastewater systems, surface water management, fisheries and facilities. In December 1996, the Company acquired IWA Engineers, an architecture and engineering ("A/E") firm providing a wide range of planning, engineering and design capabilities in water, wastewater and facility design. In December 1996, the Company also acquired FLO Engineering, Inc., a consulting and engineering firm specializing in water resource engineering involving hydraulic engineering and hydrographic data collection. In January 1997, the Company merged Hydro-Search, Inc. into GeoTrans, Inc. and changed the name of the combined entity to HSI GeoTrans, Inc. In March 1997, the Company acquired SCM Consultants, Inc., a consulting and engineering firm, providing design of irrigation, water and wastewater systems, as well as facility and infrastructure engineering services. In June 1997, the Company acquired Whalen & Company, Inc. and Whalen Service Corps Inc. (collectively, "WAC"), a wireless telecommunication services firm providing site development services for PCS, cellular, ESMR, air-to-ground, microwave, paging, fiber optic and switching centers technology. In July 1997, the Company acquired CommSite Development Corporation, a wireless telecommunication site development service firm. Since 1966, the Company's business has expanded through the establishment of an international network of over 90 offices, allowing the development of technical and marketing expertise in a variety of geographic areas.

OVERVIEW

     Tetra Tech works in partnership with government and industry to balance the need for economic growth with sustainable development of natural resources and adequate infrastructure to sustain economic activity. The Company responds to its partnerships by recognizing the uniqueness of each client; by recognizing the requirements and needs of the client; setting priorities and ensuring proper allocation and control of resources applied to a problem; as well as monitoring results. The Company's goal is to help the client build environmental performance into each aspect of their organizational activities to enhance both environmental and fiscal performance. Tetra Tech achieves this goal by assisting clients to be more effective in pollution prevention, better manage the spectrum of environmental compliance, and apply innovative and cost-effective solutions to remediation or corrective action to problems impacting our environment.

     Tetra Tech has a commitment to people and results, technical excellence and teamwork and cost-effective solutions for its clients' technical problems. The challenges of today's resource management and infrastructure issues requires an integrated multi-disciplinary approach to assist clients in making informed decisions and to implement them in the most cost-effective way. These challenges are driven by:

     - Complex and continuously evolving environmental regulations and the need for a more strategic approach to meet national and international environmental challenges in a way that allows the government and industry to be cost-effective and competitive in the markets they serve.

     - Increased emphasis on pollution prevention and waste minimization as a necessary part of a long-term solution to sound natural resource management.

     - Competition for limited resources and the need for new and more effective technology to achieve pollution prevention, resource management and remediation goals more cost-effectively.

     - Population growth requiring new municipal infrastructure including water and wastewater treatment plants, roads, and pipelines, as well as schools, office buildings and criminal justice facilities.

COMPANY SERVICES

     The Company's services generally fall within three business areas:
resource management, infrastructure and telecommunications services. The Company provides its clients with five lines of service including research and development, applied science and management consulting, engineering and architectural design, construction management, and facility operation and maintenance. These services are offered individually or together as part of the Company's full service approach to problems. The Company is currently performing services under more than 800 active contracts, which range from small site investigations to large, complex infrastructure projects.

     RESOURCE MANAGEMENT BUSINESS AREA

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

     In the Resource Management Business Area, the Company's services extend from research and development through applied science and management consulting; to engineering and architectural design and construction management, and operation and maintenance.

     SURFACE WATER PROJECTS

     Public concern with the quality of surface water resources, defined as rivers, lakes and streams as well as coastal and marine waters, and the ensuing legislative and regulatory response, have led to a demand for the Company's services. Over the past 31 years, the Company and the Predecessor have developed a specialized set of technical skills which position the Company to compete effectively for surface water and watershed management projects. The Company provides water resource services to public clients such as the EPA, DOD and DOE and to a broad base of private clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. The Company also provides surface water services to state and local agencies, particularly in the areas of watershed management, flood control and drainage designs. The Company's services in the management of surface water quantity and quality include research and development for new generations of computer models that can predict and compare the response of water quality parameters under various watershed management practices; design of monitoring programs; consulting services, particularly in regulatory compliance, permitting and nonpoint source management; and engineering design of integrated best management practices (e.g., stormwater detention ponds and artificial wetlands), stream, lake and wetland restoration and enhancement measures, and flood conveyance and control structures.

     Traditional "command and control" solutions used since the 1970s by the federal government to bring industrial and municipal wastewater treatment plant discharges into compliance have been successful in reducing impacts to U.S. surface waters. However, a significant percentage of waters remain polluted due primarily to diffuse "nonpoint source" pollution generated by man's activities on the rural and urban landscape. Under a reauthorized CWA expected within the next one to two years, the EPA has set as a high priority working with state and local governments to implement more effective nonpoint source and watershed management programs to address this problem.

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

     Examples of past and current projects in the surface water field include the following:

     - STORMWATER RUNOFF. The Company recommended methods to manage stormwater runoff and other point and nonpoint sources of pollution for a variety of clients including Clermont County, Ohio; Baltimore and Prince Georges Counties, Maryland; Suffolk County, New York; Prince William County, Virginia; and the City of Tucson, Arizona. For Prince Georges County, Tetra Tech developed several new investigative technologies to assess and manage stormwater pollution under the NPDES program. Predictive models and statistical algorithms integrated with GIS help prioritize water quality efforts. Models are also being developed to assess water quality benefits derived from wetland systems and other best management practices. The Company assisted the California Department of Transportation to establish a statewide stormwater quality monitoring program to meet state and federal regulations.

     - WATER SUPPLY PROTECTION. Tetra Tech is assisting several local agencies in watershed restoration and pollution source assessments in areas where surface water supplies are susceptible to land activities (e.g., urbanization, agriculture). These include, for example, facilitating and refining management objectives for the Orange Water and Sewer Authority, North Carolina; development of a watershed plan for the Loch Raven Reservoir, Baltimore, Maryland; and nitrogen loading impacts of domestic septic systems within the Patuxent River Watershed, Maryland.

     - WATERSHED ASSESSMENT TOOL DEVELOPMENT. Under contracts with the EPA and Prince Georges County, Maryland, Tetra Tech has developed a number of watershed assessment tools that provide integration of watershed and receiving water models, databases, monitoring and design data, and watershed attribute information within a GIS platform (PC-Windows and UNIX workstations). These tools range from "BASINS," which was developed for the EPA to be used by states to perform local and regional scale watershed assessments, to "SAM," which was developed for Prince Georges County for detailed assessment and optimization of best management practices.

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

     - FLOOD CONTROL PLANNING. The Company is currently providing flood control related planning services to the U.S. Army Corps of Engineers' Los Angeles District. Individual projects include flood investigations of 72 sites in Arizona; an analysis of flooding effects to 300 in-stream structures in California, Arizona, Nevada, and Utah; a reconnaissance study for habitat restoration along the Gila River in Arizona; and development of multiple-use flood mitigation alternatives for 35 miles of the Salt River through the metropolitan Phoenix area. The Company recently completed development and analysis of alternative flood control measures for the Los Angeles River, one of the most important urban flood control projects in the country. The Company considered numerous advanced flood protection measures, including stormwater detention using gravel pits, development of large greenbelts and flood walls. Although this was one of the most contentious projects of its kind, Tetra Tech successfully balanced habitat needs with structural flood control solutions to develop a widely accepted plan.

     - POWER PLANT DISCHARGES. Under a contract with the Electric Power Research Institute, the Company developed "RIVRISK," a multi-purpose mathematical model used to assess potential human health risks from power plant discharges into rivers. The model is designed to help utilities evaluate options, design new or restored wetlands, and obtain permits for activities involving existing and constructed wetlands such as power corridors, road construction and habitat improvement.

     - BLUE RIVER WETLANDS RESTORATION, BRECKENRIDGE, COLORADO. The Company completed the design of wetland creation and channel restoration of the Blue River for the Town of Breckenridge. The project restored a one-mile reach of the Blue River which had been disturbed by dredge boat mining from 1890 to 1940. Project features included the removal of 500,000 cu. yd. of dredge rock, reconstruction of a stream channel including 22 drop structures to enhance channel stability and overbank grading to create wetlands. Approximately ten acres of riparian wetlands were developed.

     - RIO GRANDE HYDROGRAPHIC DATA COLLECTION PROGRAM, NEW MEXICO. The Company is conducting a five-year hydrographic data collection project on the Rio Grande in New Mexico for the Bureau of Reclamation, Albuquerque Project Office. Data collection includes geomorphic observations, cross-sectional survey, flow measurement, sediment transport and bed material samples.

GROUNDWATER PROJECTS

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

     Examples of past and current projects in the groundwater field include the following:

     - INVESTIGATION, CHARACTERIZATION, AND REMEDIATION AT A FORTUNE 500 MANUFACTURING FACILITY IN WESTERN NEW YORK. At a former manufacturing facility with metals and volatile organic compound impacted soil, the Company is implementing an innovative combination of excavation, stabilization, and phytoremediation. The Company is currently coordinating the testing of the phytoremediation component of the remedy, which uses vegetation for the in-situ treatment of impacted soil. The New York State Department of Environmental Conservation is allowing the site to be used to test a passive phytoremediation strategy.

     - HYDROGEOLOGIC SUPPORT FOR GUANACO MINE IN ANTOFAGASTA, CHILE. The Company provided hydrogeologic services to substantially increase the mine's current water supply. At a site located in one of the driest deserts in the world, the Company performed design and supervision of the water-well and water exploration drilling programs; well design and construction; review of hydrogeologic data collected to date; new target area identification for groundwater exploration; review of the hydrogeologic database currently used at the mine; design of bid documents and screening of final bids for securing new drillers; aquifer testing to evaluate adequacy of water supply for life of mine; and general advice to the customer pertaining to strategy for water supply development. Tetra Tech's efforts were successful after earlier efforts failed to produce adequate water after drilling more than 100 boreholes.

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

     WASTE MANAGEMENT PROJECTS

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

     Examples of past and current projects in hazardous waste management include:

     - RCRA FACILITY INVESTIGATION, INTERIM MEASURES, AND VERIFICATION INVESTIGATIONS, WEST VIRGINIA FACILITY. For a Fortune 500 client, the Company is providing RCRA services at a facility with over 30 solid waste management units and areas of concern. One task involved the investigation of a landfill onsite where several cells of buried drums and impacted soils were discovered. The Company successfully excavated, characterized, and disposed of the drums in less than three months. At another landfill onsite, the Company provided construction management services for stabilization of a 20,000-foot area along a stream bank.

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

     - INNOVATIVE TECHNOLOGY EVALUATION. The Company is the prime contractor for the nationwide Superfund Innovative Technology Evaluation ("SITE") program, to demonstrate and evaluate the performance and cost of various processes for treating contaminated soil and groundwater. Under SITE and similar federal government efforts for the DOD and DOE, as well as state and private industry partners, Tetra Tech has tested, evaluated, and disseminated information on hundreds of new and emerging treatment technologies and has supported government and industry efforts to foster the continued development of these and other new technologies.

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

     NUCLEAR ENVIRONMENTAL PROJECTS

     The DOE's nuclear weapons plants and research laboratories have a wide variety of environmental needs, including groundwater and surface water contamination, as well as hazardous waste management and environmental compliance. Tetra Tech's services to the DOE are focused in areas compatible with the Company's core businesses and include the National Environmental Policy Act ("NEPA") analysis and documentation, environmental audits and risk assessments, regulatory compliance support, groundwater characterization, RI/FS and project management and oversight. The end of the Cold War and subsequent arms reduction agreements have reduced the nation's requirements for nuclear weapons. These changes have resulted in increased opportunities for Tetra Tech's nuclear environmental capabilities. The Company's environmental analyses will assist DOE with the storage or disposition of surplus materials from dismantled nuclear components from weapons no longer required for the U.S. weapons stockpile.

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

     REGULATORY COMPLIANCE PROJECTS

     The Company's regulatory compliance services include the full spectrum of regulatory requirements under RCRA, the CWA, the Clean Air Act, the NEPA and other environmental laws. Although services are provided to both public and private sector clients, the Company's current emphasis is on providing regulatory compliance services to Army, Navy and Air Force installations. Activities have been conducted at bases which are closing as well as those which are remaining open.

     Examples of Tetra Tech's regulatory compliance projects include the following:

     - PHILIPPINES RESOURCE MANAGEMENT. Assisting the government of the Philippines, through the U.S. Agency for International Development, with managing the country's natural resources, including the nation's coastal environments. Supporting Philippine environmental and resource management policies which focus on market-driven incentives that encourage industry to comply with standards.

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

     INFRASTRUCTURE BUSINESS AREA

     Tetra Tech's focus is on engineering projects such as water and wastewater treatment plants, institutional facilities and leisure facilities. These facilities are an essential part of everyday life as well as being critical to sustaining economic activity. Much of the U.S. infrastructure needs repair, renovation or replacement, whereas developing countries need new infrastructure. Tetra Tech's engineers, architects and planners are working in partnership with public and private sector customers to ensure adequate infrastructure within fiscal objectives.

     In this business area, the Company's services include engineering and architectural design, construction management, and operation and maintenance.

     Examples of the Company's projects in the Infrastructure Business Area include:

     - SEWAGE PUMP STATION AND FORCEMAIN. The Company designed Portland, Oregon's Fanno Pump Station and Forcemain Project to replace five existing pump stations located in the uplands of the Fanno Creek watershed. The project includes construction of a gravity bypass sewer to connect the existing gravity sewer to the pump station.
         The project also includes construction of a forcemain approximately 16,200 feet in length. The pump station is designed for flows in the range of 4.2 to 13.5 million gallons per day ("MGD"). The pumping station encloses a full carbon odor scrubber system, stand-by power, chemical injection for downstream corrosion control, automated controls and connection to the City of Portland's monitoring system. Due to the nature of the site and surrounding development, significant measures were taken to maintain the integrity of wildlife habitat. This was accomplished by careful selection of plantings and landscaping materials to screen the structure from surrounding homes and produce a habitat that optimizes the site's wildlife carrying capacity.

     - FISH HATCHERY AND VISITOR CENTER. The Texas Parks and Wildlife Department selected the Company as prime consultant to plan and develop a new, state-of-the-art, marine fish hatchery and visitor center at Lake Jackson, Texas. Sea Center Texas is located on a 60-acre parcel donated by the Dow Chemical Company. Major project components include a 30,000 sq. ft. hatchery building, a visitor center, 40 one-acre lined ponds, a seawater pump station with five miles of transmission piping, and a fresh water pump station with 2,000 feet of transmission piping. A sophisticated ozone disinfection/biofiltration system for seawater reuse is also in use. The project involved the development of a master plan, preliminary design, final design and construction administration. In addition, the Company provided engineering and bioengineering for all life support systems.

     - DESIGN-BUILD RESIDENTIAL PROJECT. The Company is currently designing a 74 unit, four-story, residence hall for the Naval Homeport in Everett, Washington. This design-build project was successfully awarded based upon the Company's design team's technical and price proposals. The Company is developing the final design for this concrete, steel, and masonry structure. Site improvements include formal entries, basketball court and recreational field. The Company's responsibilities include design management, architectural, civil, structural, site planning & construction services.

     - WASTEWATER LARGE-DIAMETER PIPELINE ADDITION. The Company is currently designing the Wilburton Siphon, a critical element of the 160 MGD Eastside Interceptor in King County, Washington, conveying flows from Woodinville to Renton. The project evaluates the existing siphon in terms of flow capacity, condition, and odor control. In order to meet the future capacity of 160 MGD through the siphon, a new parallel 48-inch siphon barrel is to be added to the existing 16-, 30-, and 48-inch barrels. Additionally, new structures upstream and downstream of the existing siphon will be constructed to allow the flow to be bypassed around the siphon control structure to allow for new lining of the structures and future inspection and maintenance. A new odor control and chemical dosing facility is also being constructed at the upstream end of the siphon to control odors at the siphon and corrosion in the siphon and downstream tunnel.

     - ROADWAY WIDENING. The Company is currently completing plans, specifications, and estimates ("PS&E") for the City of Bellingham, Washington, for design of a two-mile section of Bakerview Road. The project calls for widening the 35-mph, two-lane paved road with 5-foot shoulders to a roadway with two travel lanes in each direction, a continuous left-turn lane, 5-foot bike paths, curbs, gutters, and 7-to 9.5-foot sidewalks on both sides. New traffic channelization and signalization at four intersections are included in the design requirements. The Company prepared alternative analyses, a design report, PS&E and right-of-way plans. Improvements include filling existing ditches, removing vegetation, and providing wetland mitigation.

     - LAKE AND WATERSHED RESTORATION AND CREATION. Tetra Tech is one of the Southwest's leaders in developing lakes and watersheds within coastal, arid and semi-arid regions. These projects offer multiple benefits, including habitat enhancement, recreation, flood control, water quality protection, beach sand replenishment, and species re-introduction. The Company is providing lake design services, including grant application preparation, planning, permitting, engineering and design, and construction services for a new recreation lake in Picacho, Arizona. The Company is working with the ACE on watershed management and enhancement plans in the Aliso Creek and San Juan Creek systems in coastal southern California as well as the Gila River near Tucson, Arizona.

     - MUNICIPAL FLOOD CONTROL DESIGN. The Company has provided design services for numerous flood control projects in western states.
         The Company provided design and construction engineering services for the Talbert Channel ocean outlet, a major component of the ACE's Santa Ana River flood control project. This project is the largest of its kind west of the Mississippi River. For the city of Federal Way, Washington, the Company performed the feasibility assessment, predesign and final design for a regional stormwater detention basin to address existing and predicted future flooding on a rapidly urbanizing portion of Hylebos Creek. The results of the analysis identified flood frequency levels, identified unstable downstream channel reaches, and predicted typical water quality expected for the site. The subsequent design required balancing various environmental (wetlands, fisheries, water quality) and physical (property availability, geologic) constraints. The Company is currently charged with developing design for the City of Scottsdale's Desert Greenbelt multi-million dollar flood control project. The project will protect homeowners from flash flooding within alluvial fans, one of the most challenging environments for effective flood control. In addition to design of channels and sediment basins, the team will also design roadway, bridges, and park features, and is responsible for landscape architecture to create not just a simple flood control project but also a community amenity.

     - REGIONAL STORMWATER DETENTION AND WATER QUALITY FACILITY. The Company designed a 21-acre regional detention and water quality treatment facility for the City of Federal Way, Washington, to serve a largely commercial and industrial tributary watershed. Runoff from the tributary area was being directed to an undersized detention pond and discharged into Tributary 0013 of West Hylebos Creek, an important anadromous fish bearing creek. Following a feasibility assessment, the Company used the "HSPF" model to evaluate conditions for land use as they existed in 1975, a time of much lighter development, prior to significant water quality and flooding problems. Using the "HSPF" base case model, a facility was sized to achieve the target goals. Features to enhance water quality included a sedimentation forebay, meandering low flow channels to maximize contact with stormwater, and an outlet micropool for trapping organics that may transfer through the facility. Landscaping visually screens the facility. All plantings emphasize the use of native, drought-tolerant vegetation to promote survival and minimize maintenance. The Company developed a plan for planting vegetation that would tolerate the fluctuations and duration of stormwater and also benefit the biological and biochemical treatment of the stormwater runoff quality.

     - INDUSTRIAL OIL-WATER SEPARATION. The Company provided complete engineering services for design of two coalescing plate oil-water separators at the North Boeing Field facility in Seattle, Washington. The new separators will treat stormwater runoff and provide spill protection in fueling areas. The larger of the separators was 50' x 20' and designed to support the full operational load of a Boeing 757 jet liner. Associated taxiway paving comprised approximately 10,000 square feet of area.

     -   WASTEWATER TREATMENT PLANT DESIGN.  The City of Snoqualmie,
         Washington, is projected to increase from 1,200 to over 18,000 people in the next 20 years, necessitating a major upgrade to the existing aerated lagoon treatment plant and river bank outfall. The Company prepared an engineering report and design documents for these improvements on a fast track time schedule. The facilities include a 2 MGD oxidation ditch plant with ultra violet disinfection, coagulation and filtration to meet Class A reclaimed water standards and provisions for future biological nutrient removal. The existing lagoon will be used for sludge treatment and storage, with future sludge disposal by dredging and land application. Effluent disposal is based on discharging secondary effluent to a new Snoqualmie River outfall in the winter, and Class
         A reclaimed water to the outfall and golf course irrigation in the summer. Provisions are included for pilot testing rapid infiltration disposal of Class A reclaimed water, because future total maximum daily load ("TMDL") limits for biochemical oxygen demand, toxic metals and nutrients may effectively prohibit summer discharge to the river. Intensive pretreatment and water supply corrosion control efforts are planned to minimize toxic heavy metals concentrations (copper, cadmium, zinc, etc.) in the sewage. River water quality will be monitored for heavy metals using the EPA's "clean techniques."

     - NEW MAIN OFFICE BUILDING. The Company provided complete design and construction administration services for this 33,500 sq. ft., $3.3 million building, including drive-through bill paying, accounting/data processing, personnel, purchasing, engineering, Board Meeting room and community auditorium, all served by a fully-integrated computer network, energy-efficient heat pump system, and low-maintenance building systems.

     - WASHINGTON STATE PENITENTIARY TELECOMMUNICATIONS PROJECT. This $3 million project included construction of a new 4,500 sq. ft., one-story building with offices, work rooms, and telecommunications equipment room. Telecommunications work included design, construction, and installation of a new high-bandwidth, digital telecommunications infrastructure for voice and data services. The Company provided development of drawings and specifications, and construction administration services.

     - SCHOOL OVERPRESSURIZATION PROJECT. This $4.3 million project created pressurized, protected areas of refuge for the students and staff at eleven schools in the communities of Hermiston, Umatilla, and Irrigon, Oregon. The project began with defining protective zones within each of the facilities. This involved facility surveys and interviews with users of each facility. Protective designs were developed and construction documents were prepared for bid. This design features include high efficiency particulate and gas absorption filters, air handling units with high-pressure fans and heating and cooling systems, diesel generator systems for emergency electrical power, and a pressure sensing and control system.

     - PASCO HIGH SCHOOL RENOVATION AND EXPANSION. The Company provided full A/E services for the 106,000 sq. ft. remodel and 20,000 sq. ft. expansion of this mid-1950's high school facility Construction cost was $13.5 million for the project, which was completed in 1995. Completely redesigned auditorium, administration, gymnasium and laboratory spaces are featured in the highly functional new layout. Audio, video and data networks have been provided throughout the building.

     OPERATION AND MAINTENANCE PROJECTS

     The Company also works in partnership with government and some of the world's leading corporations to develop long-term solutions to their total facility management and operation needs. Tetra Tech's approach to Operation & Maintenance ("O&M") services is to provide a fully integrated capability that targets improving technical effectiveness at the operating unit and process levels.

     The Company's O&M services include the operation and maintenance of facilities as well as oversight and support for day-to-day compliance activities. Tetra Tech has operated treatment plants, soil and groundwater remediation systems, air monitoring stations, hazardous waste transfer/collection stations, landfills, and industrial systems. The Company's approach to O&M services focuses on improving operating efficiencies and maintaining continued effectiveness of operating units. O&M services offered by the Company range from overall facility operating management to obtaining a facility's operating permits and licenses and providing the necessary documentation through automated data management systems. In addition, Tetra Tech has the capability to manage its clients' complete waste management requirements; to mitigate environmental impact from past management practices; and also to ensure that operations meet the stringent operating, reporting and administrative demands placed on today's facility managers.

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

     TELECOMMUNICATIONS SERVICES BUSINESS AREA

     In today's highly mobile society, the ability to communicate rapidly has become critical to commerce as well as to individual needs. Technical advances have improved the ability to communicate voice, video, and data through wireless telecommunications. Wireless communications continues to evolve from a convenience to a modern necessity, and is one of the world's fastest growing economic sectors. Tetra Tech provides services to locate and construct the infrastructure necessary to support this rapidly growing industry. The Company also provides program management services including the application of advanced siting tools and engineering project management techniques to expedite the time-critical process of bringing new communication sites online and to upgrade existing networks with the most advanced technology.

     Tetra Tech currently serves the wireless telecommunications and cable television industry segments, and is expanding its services to the broader telecommunications industry, including wireless, cable, fiber, satellite, and land line local and long distance telephone companies. The Company has developed over 15,000 sites and 20 switching areas in five continents, 42 states, and across Canada. The Company applies state-of-the-art geographic mapping technologies to rapidly identify optimal locations for wireless antenna sites, and provide complete design and implementation services for tower construction. The Company's program management experience enables it to bring high quality networks online quickly and cost-effectively, providing a competitive advantage to its customers. The Company's services include applied science and management consulting, engineering and architectural design, and construction management.

     Project experience includes:

     - SITE DEVELOPMENT OF 415 CELLULAR MOBILE RADIO BASE STATIONS. The Company provided site acquisition, obtained entitlements, supervised construction and installation of equipment, and provided program management services for a Canadian corporation.

     - SITE DEVELOPMENT FOR CELLULAR TELEPHONE SYSTEM IN INDONESIA. The Company provided site development consulting services for approximately 174 radio base stations at three locations in Indonesia. The Company developed and implemented a written site acquisition process and tracking database. The Company performed civil engineering surveys of all candidate sites to determine site suitability, and provided construction management support. The Company also managed the construction of a 30,000 square feet master switching center and operations office, including the erection of a 90 meter tower, installation of all mechanical components and electronics, and installation of switching equipment.

     - CELLULAR BUILDOUT PROGRAM MANAGER. The Company performed as the primary program manager, site acquisition and construction firm for McCaw Cellular's initial U.S. cellular buildouts. The Company was also program manager for systemwide electronic radio base station equipment change-outs in central Florida, south Florida and western Washington for McCaw Cellular.

     - WORLD'S FIRST ESMR SYSTEM. The Company acquired and built the world's first ESMR system for Motorola and Nextel Communications. The Company program managed, acquired and built Nextel's initial 1,800 site build out.

     - NATION'S FIRST PCS SYSTEM. The Company was the primary site acquisition firm for the nation's first PCS system in Washington-Baltimore for American Personal Communications, Inc.

CLIENTS

     The Company has developed a diverse client base of over 500 current clients, including Federal, state and local government agencies, utilities, private companies, professional firms (such as law, consulting and engineering firms) and real estate development firms. As a result of the diversity of the Company's services, it may support multiple programs within a specific Federal agency. Tetra Tech's private sector clients include chemical, mining, pharmaceutical, aerospace, petroleum, telecommunications and utility companies.

CONTRACTS

     The Company enters into various types of contracts with its clients which include fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 1997, 32.2%, 25.4% and 42.4% of the Company's net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement plus fixed and award fee contract partially depends upon the government's discretionary periodic assessment of the Company's performance on that contract. The Company's fee from a cost-reimbursement plus fixed and award fee contract may vary based upon the Company's performance.

     Agencies of the Federal government are among the Company's most significant clients. During fiscal 1997, the EPA, DOD and DOE accounted for 16.9%, 27.5% and 4.3%, respectively, of the Company's net revenue. Some contracts made with the Federal government are subject to annual approval of funding. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. To date, spending limitations have not had a significant effect on the Company. All contracts made with the Federal government may be terminated by the government at any time, with or without cause. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company in certain cases from bidding for or performing contracts resulting from or relating to certain work the Company has performed for the government. In addition, services performed for a private client may create conflicts of interest which preclude or limit the Company's ability to obtain work for another private entity. The Company attempts to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect its work under current contracts or its ability to compete for future contracts.
The Company has, on occasion, declined to bid on a project because of an existing potential conflict of interest. However, the Company has not experienced disqualification during a bidding or award negotiation process by any government or private client as a result of a conflict of interest. None of the Company's government contracts are subject to renegotiation of profits without a change in the contractual scope of work.

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

     Local marketing activities for the Company are implemented through its over 90 local offices. A local presence enables the Company's professionals to gain greater knowledge of local environmental issues and a better understanding of local laws and regulations. Local marketing activities are coordinated by full time marketing staff located in certain local offices and include meetings with potential clients and local regulators, presentations to civic and professional organizations and seminars on current regulatory topics.

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

BACKLOG

     At September 28, 1997, Tetra Tech's gross revenue backlog was approximately $217.5 million, compared to $206.3 million at September 29, 1996. The Company includes in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. The Company estimates that approximately $192.2 million of the gross revenue backlog at September 28, 1997 will be recognized during fiscal 1998. No assurance can be given that all amounts included in backlog ultimately will be realized, even if evidenced by written contracts. See "Contracts."

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

     In addition, Section 303(d) of the CWA requires all states and authorized Indian tribes to list waters for which these technology-based treatment requirements alone do not assure attainment of water quality standards. States and tribes are then required to develop TMDLs for these water; these TMDLs recommend the additional controls (often for nonpoint source discharges) that will be needed to meet water quality standards.
The states and tribes must submit these lists of impaired waters and associated TMDLs to the EPA for approval and, in cases where they are disapproved by the EPA, the CWA requires the EPA to establish the list and/or TMDL for the state or tribe.

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

     Because much of the Company's resource management business is generated either directly or indirectly as a result of Federal and state governmental programs and regulations, changes in governmental policies affecting such programs, or regulations or administrative actions affecting the funding or sponsorship of such programs, could have a material adverse effect on the Company's business. However, the Company believes that it will benefit from current regulatory initiatives emphasizing risk management, cost/benefit analysis, pollution prevention and source control, and natural resources conservation and disaster planning.

POTENTIAL LIABILITY AND INSURANCE

     Because of the type of projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately the magnitude of potential risk to the Company.

     The Company maintains two comprehensive general liability policies, both in the amount of $1,000,000. These amounts, together with two $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000 for the Environmental business and Architecture & Engineering business segments and coverage of $10,000,000 for the Telecommunications business segment. The Company's professional liability insurance ("E&O") policy, which included pollution coverage, for 1997 provided $10,000,000 in coverage for Environmental and Architecture & Engineering, with $100,000 self-insured retention. The same E&O policy covered the Telecommunications segment with a sublimit of $1,000,000 each claim/$1,000,000 aggregate. For 1998, the Company expects to maintain similar coverages as to 1997 for professional services including pollution-related services rendered by the Company. The Company procures insurance coverage through a broker who is experienced in professional liability. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allows the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during fiscal 1997 were approximately $726,000 for E&O. The projected amounts to be paid for fiscal 1998 will be approximately $722,000.

EMPLOYEES

     At September 28, 1997, the Company had 2,262 employees, including 1,508 professionals. The Company's professional staff includes archaeologists, biologists, cartographers, chemists, chemical engineers, civil engineers, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, toxicologists and project managers. The Company's ability to retain and expand its staff of qualified professionals will be an important factor in determining the Company's future growth and success. None of the Company's employees is represented by a labor organization, and management considers its relations with its employees to be good.

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

     POTENTIAL LIABILITY AND INSURANCE. Because of the type of projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately the magnitude of potential risk to the Company.

     The Company maintains two comprehensive general liability policies, both in the amount of $1,000,000. These amounts, together with two $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000 for the Environmental business and Architecture & Engineering business segments and coverage of $10,000,000 for the Telecommunications business segment. The Company's professional liability insurance ("E&O") policy, which included pollution coverage, for 1997 provided $10,000,000 in coverage for Environmental and Architecture & Engineering, with $100,000 self-insured retention. The same E&O policy covered the Telecommunications segment with a sublimit of $1,000,000 each claim/$1,000,000 aggregate. For 1998, the Company expects to maintain similar coverages as to 1997 for professional services including pollution-related services rendered by the Company. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allows the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during fiscal 1997 were approximately $726,000 for E&O. The projected amounts to be paid for fiscal 1998 will be approximately $722,000.

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

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing
resources than the Company.   The Company performs engineering and consulting
services across a broad spectrum of business areas, primarily in the resource management, infrastructure, and the telecommunication service business areas. Services within these business areas are provided to a client base including Federal (Departments of Defense, Interior and Energy; U.S Environmental Protection Agency; and the U.S. Post Office), state and local agencies, as well as the commercial sector. The range of competitors for any one procurement can vary from 10 to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the customer. Historically, competition has been based primarily on the quality and timeliness of service. However, the Company believes that price has become an increasingly important competitive factor.
The Company believes that its principal competitors include Dames & Moore, Inc., E A Engineering Science & Technology, International, Inc., International Technology Corp., TRC Companies, Inc., URS Consultants, Inc., Roy F. Weston, Inc., Castle Tower Corporation and OSP Consultants, Inc.

     CONTRACTS. The Company's contracts with the Federal and state governments and some of its other client contacts are subject to termination at the discretion of the client. Some contracts made with the Federal government are subject to annual approval of funding and audits of the Company's rates. Limitations imposed on spending by Federal government agencies may limit the continued funding of the Company's existing contracts with the Federal government and may limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company. All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the DCAA, which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit, however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

     In September 1995, the Company acquired Tetra Tech EM Inc. (formerly known as PRC Environmental Management, Inc., "EMI"). EMI likewise contracts with the Federal government and such contracts are subject to the same auditing standards as those of the Company. Audits and negotiations for the years 1987 through 1992 have recently been completed and cost disallowances as a result of audit totaled approximately $672,000. Negotiations for the 1993 audit are currently underway. Audits for the years 1994 and 1995 have yet to be completed.

     The Company enters into various contracts with its clients, which include fixed-price contracts. In fiscal 1997, 32.2% of the Company's net revenue was derived from fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Losses under fixed-price contracts, should they occur, could have a material adverse effect on the Company.

     The Company contracts with both domestic and international customers. Certain contracts with international customers are denominated in a currency other than the U.S. dollar. Contracts denominated in any currency other than the U.S. dollar contain certain inherent risks, including risks on foreign currency translation and risks in expatriating funds from foreign countries. In fiscal 1997, 3.7% of the Company's net revenue was derived from the international marketplace compared to 1.6% for fiscal 1996. As the Company's net revenue derived from the international marketplace increases, so increases risks associated in realizing the full contract value of those contracts denominated in foreign currencies. The Company is currently evaluating options to hedge future potential losses from foreign currency transactions.

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

     COMPUTER SYSTEMS AND BUSINESS PROCESSES. The Company is currently converting its computer systems and business processes to ensure that its computer systems will be capable of processing periods for the year 2000 and beyond as well as ensure that its business processes will be able to support current and anticipated growth projections. The Company does not anticipate the costs associated with ensuring these capabilities will have a material adverse effect on the Company.


ITEM 2.        PROPERTIES.

     The Company's corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 25,000 square feet of office space. A portion of these facilities are subject to a lease which expires in February 1998 and gives the Company an option to extend the term for one additional five-year period. Another portion of these facilities is subject to a lease which expires in January 2001. The Company leases office space in approximately 80 locations in the United States. The Company also rents some additional office space on a month-to-month basis.

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


ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                       PART II

     The information required by Items 5 through 8 of this report is set forth on pages 17 through 34 of the Company's Annual Report to Stockholders for the fiscal year ended September 28, 1997. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.

                                       PART III

     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Principal Stockholders, Directors and Executive Officers," "Election of Directors," and "Executive Officers, Compensation and Other Information" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.


                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                        The Financial Statements filed as part of this report are listed in the accompanying index at page 24.

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

              3.3 Certificate of Amendment of Incorporation of the Company.

             10.1 Credit Agreement dated as of Sept. 15, 1995 between the Company, and Bank of America Illinois, as amended by the First Amendment to Credit Agreement dated as of Nov. 27, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

             10.2 Second Amendment dated as of June 20, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

             10.3 Third Amendment dated as of December 15, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association (successor in interest of Bank of America Illinois).

             10.4 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc., Hydro-Search, Inc., PRC Environmental Management, Inc. and Bank of America Illinois (incorporated herein by reference to Exhibit
                        10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

             10.5 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

             10.6 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

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

             10.9 Executive Medical Reimbursement Plan provided to Messrs. Hwang, Rodrigue and Gherini (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

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

             10.16 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen
                        (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

             10.17 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

             10.18 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto.

             11.        Computation of Net Income Per Common Share.

             13. Annual Report to Stockholders for the fiscal year ended September 28, 1997, portions of which are incorporated by reference in this report as set forth in Part II hereof. With the exception of these portions, such Annual Report is not to be deemed filed as part of this report.

             21.        Subsidiaries of the Company.

             23.        Independent Auditors' Consent.

             27.        Financial Data Schedule.

     (b)      Reports on Form 8-K

              1. Current Report on Form 8-K/A (Amendment No. 2) for event of June 11, 1997, as filed with the Securities and Exchange Commission on August 25, 1997.

              2. Current Report on Form 8-K/A (Amendment No. 2) for event of June 11, 1997, as filed with the Securities and Exchange Commission on September 19, 1997.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TETRA TECH, INC.


     Date:  December 24, 1997      By: /s/ Li-San Hwang
                                      -------------------------------------
                                      Li-San Hwang, Chairman of the Board of
                                      Directors, President and Chief Executive
                                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                            TITLE                                  DATE

/s/ Li-San Hwang              Chairman of the Board of Directors,           December 24, 1997
------------------------      President and Chief Executive
      Li-San Hwang            Officer (Principal Executive Officer)


/s/ James M. Jaska            Vice President, Chief Financial               December 24, 1997
------------------------      Officer and Treasurer (Principal
    James M. Jaska            Financial and Accounting Officer)

/s/ Daniel A. Whalen
------------------------      Director                                      December 24, 1997
   Daniel A. Whalen

/s/ J. Christopher Lewis
------------------------      Director                                      December 24, 1997
 J. Christopher Lewis

/s/ Patrick C. Haden
------------------------      Director                                      December 24, 1997
   Patrick C. Haden

/s/ James J. Shelton
------------------------      Director                                      December 24, 1997
   James J. Shelton

                     INDEX TO FINANCIAL STATEMENTS

      The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 7, 1997, appearing on pages 26 through 34 of the accompanying 1997 Annual Report to Stockholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and Part II information set forth on pages 17 through 34, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.


                      FINANCIAL STATEMENT SCHEDULES

                                                                       Page No.
                                                                       --------
Report of Independent Accountants on Financial Statement
  Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and
  Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of September 28, 1997 and September 29, 1996, and for each of the three years in the period ended September 28, 1997, and have issued our report thereon dated November 7, 1997 (except for Note 5, as to which the date is December 15, 1997); such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
November 7, 1997 (except for Note 5, as to which the date is December 15,
1997)

                                  TETRA TECH, INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              FOR THE FISCAL YEARS ENDED
              OCTOBER 1, 1995, SEPTEMBER 29, 1996 AND SEPTEMBER 28, 1997

                                           Balance at          Additions          Charges to        Deductions
                                          Beginning of          through           Costs and           Net of           Balance at
                                             Period           Acquisitions         Expenses         Recoveries        End of Period
                                          -------------       ------------        ---------         -----------       -------------
Fiscal year ended October 1, 1995
Allowance for loss on accounts
  receivable . . . . . . . . . . . . . .    $ 1,641,000         $9,635,000        $(56,000)        $   (67,000)        $11,153,000


Fiscal year ended September 29, 1996
Allowance for loss on accounts
  receivable . . . . . . . . . . . . . .    $11,153,000         $1,365,000        $241,000         $(1,658,000)        $11,101,000

Fiscal year ended September 28, 1997
Allowance for loss on accounts
  receivable . . . . . . . . . . . . . .    $11,101,000         $  228,000        $(56,000)        $ (120,000)         $11,153,000

