Form 10-Q
period 1997-12-28
TETRA TECH INC
filed 1998-02-10
CIK 831641

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
     [ X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 28, 1997

                                          OR

     [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    -----------------

     Commission File Number 0-19655

                                            TETRA TECH, INC.
                         ------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


                DELAWARE                                   95-4148514
     -------------------------------            --------------------------------
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

As of January 26, 1998, the total number of outstanding shares of the Registrant's common stock was 22,301,912.

                                  TETRA TECH, INC.

                                        INDEX



PART I.   FINANCIAL INFORMATION                                    PAGE NO.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets                      3

               Condensed Consolidated Statements of Income                4

               Condensed Consolidated Statements of Cash Flows            5

               Notes to the Condensed Consolidated Financial Statements   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11

               Risk Factors                                              13


PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                          17


Signatures                                                               20

                       PART I.  FINANCIAL INFORMATION
ITEM 1.
                            Tetra Tech, Inc.
                    Condensed Consolidated Balance Sheets


In thousands, except share data

                                                                          December 28,  September 28,
                                                                               1997          1997
                                                                          ------------  -------------
                                                                           (Unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .      $   5,411     $   12,262
  Accounts receivable - net. . . . . . . . . . . . . . . . . . . . . .         39,759         30,089
  Unbilled  receivables - net. . . . . . . . . . . . . . . . . . . . .         33,239         35,145
  Prepaid and other current assets . . . . . . . . . . . . . . . . . .          4,066          2,522
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .            867            867
                                                                            ---------      ---------
      Total Current Assets . . . . . . . . . . . . . . . . . . . . . .         83,342         80,885

PROPERTY AND EQUIPMENT:
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . .          1,154          1,177
  Equipment, furniture and fixtures. . . . . . . . . . . . . . . . . .         17,544         16,838
                                                                            ---------      ---------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,698         18,015
  Accumulated depreciation and amortization. . . . . . . . . . . . . .        (10,323)        (9,592)
                                                                            ---------      ---------
PROPERTY AND EQUIPMENT - NET . . . . . . . . . . . . . . . . . . . . .          8,375          8,423

INTANGIBLE ASSETS - NET. . . . . . . . . . . . . . . . . . . . . . . .         68,797         69,439

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,386            766
                                                                            ---------      ---------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   161,900    $   159,513
                                                                            ---------      ---------
                                                                            ---------      ---------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     $   13,458     $   11,621
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . .          8,366         10,981
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . .          2,976          6,386
  Current portion of long-term obligations . . . . . . . . . . . . . .         10,000          8,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .          1,751          1,358
                                                                            ---------      ---------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . . .         36,551         38,346
REDEEMABLE PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .             --         13,526
STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 2,000,000 shares of $.01 par value;
     issued and outstanding 0 and 1,231,840 shares at December 28,
     1997 and September 28, 1997, respectively . . . . . . . . . . . .             --             --
  Common stock - authorized, 30,000,000 shares of $.01 par value;
    issued and outstanding 22,272,741 and 20,714,254 shares at
    December 28, 1997 and September 28, 1997, respectively . . . . . .            223            207
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .         77,143         63,502
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .         47,983         43,932
                                                                            ---------      ---------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .        125,349        107,641
                                                                            ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .    $   161,900    $   159,513
                                                                            ---------      ---------
                                                                            ---------      ---------

  See accompanying notes to the condensed consolidated financial statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

In thousands, except per share data
                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                           December 28,       December 29,
                                                                               1997                1996
                                                                           ------------       -------------
Gross Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   66,438          $   54,938
   Subcontractor costs . . . . . . . . . . . . . . . . . . . . . . . .         12,774              14,515
                                                                            ---------           ---------
Net Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,664              40,423

Cost of Net Revenue. . . . . . . . . . . . . . . . . . . . . . . . . .         40,339              31,051
                                                                            ---------           ---------
Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,325               9,372

Selling, General and Administrative Expenses . . . . . . . . . . . . .          6,146               4,979
                                                                            ---------           ---------
Income From Operations . . . . . . . . . . . . . . . . . . . . . . . .          7,179               4,393

Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            137                  15
Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .             65                  64
                                                                            ---------           ---------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . . . . .          7,107               4,442

Income Tax Expense . . . . . . . . . . . . . . . . . . . . . . . . . .          3,056               1,846
                                                                            ---------           ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   4,051           $   2,596
                                                                            ---------           ---------
                                                                            ---------           ---------

Basic Earnings Per Share . . . . . . . . . . . . . . . . . . . . . . .       $   0.19            $   0.15
                                                                            ---------           ---------
                                                                            ---------           ---------

Diluted Earnings Per Share . . . . . . . . . . . . . . . . . . . . . .       $   0.18            $   0.14
                                                                            ---------           ---------
                                                                            ---------           ---------

Weighted Average Common Shares Outstanding:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,774              17,688
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,073              18,361

  See accompanying notes to the condensed consolidated financial statements.

                                 Tetra Tech, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


In thousands
                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                     December 28,    December 29,
                                                                                         1997            1996
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,051      $   2,596

Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .      1,374            902
          Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (380)            20

Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,600)            93
          Unbilled receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,161           (485)
          Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . . . . .     (2,164)          (879)
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,837         (1,515)
          Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,615)        (1,582)
          Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     (3,410)           999
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        393          1,561
                                                                                      ---------      ---------
             Net Cash (Used In) Provided By Operating Activities . . . . . . . . . .     (8,353)         1,710

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (684)          (356)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . . . .         --             16
Proceeds from business acquisitions, net of cash acquired. . . . . . . . . . . . . .         --             34
                                                                                      ---------      ---------
             Net Cash Used In Investing Activities . . . . . . . . . . . . . . . . .       (684)          (306)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (73)
Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . .      2,000             --
Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . .        186            141
                                                                                      ---------      ---------
             Net Cash Provided By Financing Activities . . . . . . . . . . . . . . .      2,186             68
                                                                                      ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .     (6,851)         1,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .     12,262          6,129
                                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $   5,411      $   7,601
                                                                                      ---------      ---------
                                                                                      ---------      ---------

                                  Tetra Tech, Inc.
                  Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)


In thousands
                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                     December 28,    December 29,
                                                                                         1997            1996
                                                                                     ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     130        $     6
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,663        $   314

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  In December 1996, the Company purchased all of the capital stock of IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
       Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . .                 $   2,513
       Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (132)
       Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .                    (1,026)
       Other acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (70)
                                                                                                     ---------
            Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . .                 $   1,285
                                                                                                     ---------
                                                                                                     ---------

  In December 1996, the Company purchased all of the capital stock of
     FLO Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
       Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . .                   $   837
       Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (88)
       Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .                      (459)
       Other acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (70)
                                                                                                     ---------
            Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . .                   $   220
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

                                TETRA TECH, INC.
               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheets as of December 28, 1997, the condensed consolidated statements of income and the condensed statements of cash flows for the three month periods ended December 28, 1997 and December 29, 1996 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

     The results of operations for the three month period ended December 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending October 4, 1998.

2.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company has adopted in the accompanying financial statements. The Statement replaces the presentation of primary Earnings Per Share (EPS) with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. Earnings per share for 1997 have been restated to reflect the requirement of SFAS 128. Basic and diluted earnings per share reflect, on a retroactive basis, a 5-for-4 stock split, effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on December 1, 1997 for each four shares outstanding as of the record date of November 14, 1997.

3.   CURRENT ASSETS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $5,411,000 and $12,262,000 at December 28, 1997 and September 28, 1997, respectively.

4.   MERGERS AND ACQUISITIONS

     On July 11, 1997, the Company acquired 100% of the capital stock of CommSite Development Corporation (CDC), a wireless telecommunications site development service firm. The purchase has been valued at approximately $5,702,000 consisting of cash and 318,079 shares of Company common stock, as adjusted based on CDC's Net Asset Value on July 11, 1997 as described in the related purchase agreement.

     On June 11, 1997, the Company acquired 100% of the capital stock of Whalen & Company, Inc. and Whalen Service Corps Inc. (collectively, WAC). WAC, a telecommunications firm, provides a full range of services including telecommunications site development services for PCS, cellular, ESMR, air-to-ground, microwave, paging, fiber optic and switching centers technology. In addition, WAC provides consulting, engineering, design services and construction management with respect to the cable television industry. The purchase has been valued at approximately $41,738,000 consisting of cash and 3,639,800 shares of Company common stock. The common stock was issued in a private placement and had a value of $31,972,000. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 28% below the then prevailing market price. On the business day prior to the merger, WAC distributed to its stockholders (i) cash in the amount of $4,138,000 and (ii) accounts receivable having a net value of $18,456,000.

     On March 20, 1997, the Company acquired 100% of the capital stock of SCM Consultants, Inc. (SCM), a consulting and engineering firm, providing design of irrigation, water and wastewater systems, as well as facility and infrastructure engineering services, to state and local government, private and industrial customers. The purchase was valued at approximately $2,431,000, consisting of cash and 197,572 shares of Company common stock, as adjusted based upon SCM's Net Asset Value on March 30, 1997 as described in the related purchase agreement.

     On December 18, 1996, the Company acquired 100% of the capital stock of FLO Engineering, Inc. (FLO), a consulting and engineering firm specializing in water resource engineering involving hydraulic engineering and hydrographic data collection. The purchase was valued at approximately $724,000, consisting of cash and 40,138 shares of Company common stock, as adjusted based upon FLO's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

     On December 11, 1996, the Company acquired 100% of the capital stock of IWA Engineers (IWA), an architecture and engineering firm providing a wide range of planning, engineering, and design capabilities in water, wastewater, and facility design, and serving state and local government and private customers. The purchase was valued at approximately $1,632,000, consisting of cash and 95,675 shares of Company common stock, as adjusted based upon IWA's Net Asset Value on December 29, 1996 as described in the related purchase agreement.

     All of the acquisitions above have been accounted for as purchases and accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair market values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The final determination of such excess amount for WAC and CDC is subject to a final determination of the value of the consideration paid and the net assets acquired as various studies and valuations are not yet complete. The results of operations of each of the companies acquired have been included in the Company's financial statements from their respective acquisition effective dates as set forth in the related purchase agreements.

     The effect of unaudited pro forma operating results of the SCM, FLO and IWA transactions, had they been acquired on September 30, 1996, is not material.

     The effect of unaudited pro forma operating results assuming that the Company had acquired CDC and WAC on September 30, 1996 is presented in Note
7. UNAUDITED PRO FORMA OPERATING RESULTS.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of December 28, 1997 and December 29, 1996 was $1,275,000 and $1,159,000, respectively. The allowance for disallowed costs as of December 28, 1997 and December 29, 1996 was $9,553,000 and $10,081,000, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.   SUBSEQUENT EVENT

     On December 31, 1997, the Company acquired the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton NUS Corporation, both of which are subsidiaries of Halliburton Company and collectively referred to as "NUS." NUS provides consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions. The purchase price of approximately $32,000,000 consisted of cash and is subject to a purchase price adjustment as described in the related purchase agreement. The acquisition will be accounted for as a purchase.
The effect of unaudited pro forma operating results, had NUS been acquired on September 30, 1996, is presented in Note 7. UNAUDITED PRO FORMA OPERATING RESULTS.


7.   UNAUDITED PRO FORMA OPERATING RESULTS

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired WAC, CDC and NUS on September 30, 1996:

                                                 Pro Forma Three Months Ended
                                            --------------------------------------
                                            December 28, 1997    December 29, 1996
                                            -----------------    -----------------
                                            (In thousands, except per share data)
  Gross revenue                                   $87,768             $94,568
  Income from operations                            7,515               6,783
  Net income                                        4,168               3,462
  Basic earnings per share                           0.19                0.16
  Diluted earnings per share                         0.18                0.16
  Weighted average shares outstanding:
    Basic                                          21,774              21,646
    Diluted                                        23,073              22,319

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                                   PERCENTAGE RELATIONSHIP TO REVENUE
                                 -------------------------------------
                                             QUARTER ENDED
                                 -------------------------------------  PERIOD TO PERIOD
                                 DECEMBER 28, 1997   DECEMBER 29, 1996       CHANGE
                                 -----------------   -----------------  ----------------
Net revenue                              100.0%          100.0%               32.8%
Cost of net revenue                       75.2            76.8                29.9
                                        -------         -------             -------
Gross profit                              24.8            23.2                42.2
Selling, general and
 administrative expenses                  11.5            12.3                23.4
                                        -------         -------             -------
Income from operations                    13.3            10.9                63.4
Net interest (expense) income             (0.1)            0.1              (246.9)
                                        -------         -------             -------
Income before income taxes                13.2            11.0                60.0
Income tax expense                         5.7             4.6                65.5
                                        -------         -------             -------
Net income                                 7.5%            6.4%               56.0%
                                        -------         -------             -------
                                        -------         -------             -------


     Gross revenue increased by 20.9% to $66,438,000 for the three months ended December 28, 1997 compared to $54,938,000 for the comparable prior year period. Net revenue increased by 32.8% to $53,664,000 for the quarter ended December 28, 1997 compared to $40,423,000 for the comparable quarter in the prior year. For both gross and net revenue, growth in actual dollars was experienced in three client sectors - federal government, commercial and international. The increase in the commercial and international sectors was primarily attributable to the WAC acquisition. The following table presents the percentage of net revenue for each client sector:

                                     PERCENTAGE OF NET REVENUE
                                -----------------------------------------
                                            QUARTER ENDED
                                -----------------------------------------
     CLIENT SECTOR              DECEMBER 28, 1997       DECEMBER 29, 1996
     -------------              -----------------       -----------------
     Federal government                45                      60
     State & local government          13                      17
     Commercial                        40                      21
     International                      2                       2


     Cost of net revenue increased 29.9% to $40,339,000 for the three months ended December 28, 1997 compared to $31,051,000 for the comparable prior year period. As a percentage of net revenue, cost of net revenue decreased to 75.2% for the quarter ended December 28, 1997 from

76.8% from the comparable prior year quarter primarily as a result of higher margins realized from the WAC acquisition.

     Selling, general and administrative (SG&A) expenses, inclusive of amortization, increased 23.4% to $6,146,000 for the three months ended December 28, 1997 compared to $4,979,000 for the comparable prior year period. The increase was primarily due to the amortization of the goodwill associated with the acquisitions in fiscal 1997. As a percentage of net revenue, SG&A expenses decreased to 11.5% for the quarter ended December 28, 1997 from 12.3% in the first quarter last year.

     Net interest expense of $72,000 was incurred in the quarter ended December 28, 1997 compared to net interest income of $49,000 for the comparable prior year period primarily due to the reduction in cash provided by operating activities.

     Income tax expense increased to $3,056,000 for the three months ended December 28, 1997 from $1,846,000 for the comparable prior year period due to higher income before income taxes and higher income from operations. The increase in the Company's effective tax rate is primarily due to amortization of goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 28, 1997, the Company's cash and cash equivalents totaled $5,411,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which, as of January 30, 1998, provides for a revolving credit facility of $55,000,000. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $10,000,000 outstanding at any one time. As of December 28, 1997, borrowings outstanding totaled $10,000,000 and standby letters of credit totaled $1,776,000.

     In the three months ended December 28, 1997, cash used in operating activities was $8,353,000 compared to cash provided by operating activities of $1,710,000 for the comparable prior year period. The decrease is primarily attributable to increases in billed accounts receivable of $9,600,000. The Company has targeted, as an immediate and ongoing practice, to increase its efficiency in the timing of invoicing and to accelerate the collecting of receivables. For the three months ended December 28, 1997, cash used in investing activities was $684,000 compared to $306,000 for the comparable prior year period. The increase of $378,000 was due to the increase in the capital expenditures. For the three months ended December 28, 1997, cash provided by financing activities was $2,186,000 and resulted primarily from the proceeds of the issuance of long-term debt.

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

     The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1998.

     The Company is currently converting its computer systems and business processes to ensure that its computer systems will be capable of processing periods for the year 2000 and beyond as well as ensure that its business processes will be able to support current and anticipated growth projections. The Company does not presently anticipate the costs associated with ensuring these capabilities will have a material adverse effect on the Company.

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

    The Company maintains two comprehensive general liability policies, both in the amount of $1,000,000. These amounts, together with two $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000 for the Environmental business and Architecture & Engineering business segments and coverage of $10,000,000 for the Telecommunications business segment. The Company's professional liability insurance (E&O) policy, which included pollution coverage, for 1997 provided $10,000,000 in coverage for Environmental and Architecture & Engineering, with $100,000 self-insured retention. The same E&O policy covered the Telecommunications segment with a sublimit of $1,000,000 each claim/$1,000,000 aggregate. For 1998, the Company expects to maintain similar coverages as to 1997 for professional services including pollution-related services rendered by the Company. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allows the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its professional liability policies during fiscal 1997 were approximately $726,000 for E&O. The projected amounts to be paid for fiscal 1998 will be approximately $722,000.

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

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and
marketing resources than the Company.   The Company performs engineering and
consulting services across a broad spectrum of business areas, primarily in the resource management, infrastructure, and the telecommunication service business areas. Services within these business areas are provided to a client base including Federal (Departments of Defense, Interior and Energy; U.S Environmental Protection Agency; and the U.S. Post Office), state and local agencies, as well as the commercial sector. The range of competitors for any one procurement can vary from 10 to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the customer. Historically, competition has been based primarily on the quality and timeliness of service. However, the Company believes that price has become an increasingly important competitive factor. The Company believes that its principal competitors include Dames & Moore, Inc., E A Engineering Science & Technology, ICF Kaiser International, Inc., International Technology Corp., TRC Companies, Inc., URS Consultants, Inc., Roy F. Weston, Inc., Castle Tower Corporation and OSP Consultants, Inc.

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

    In September 1995, the Company acquired Tetra Tech EM Inc. (formerly known as PRC Environmental Management, Inc., EMI). EMI likewise contracts with the Federal government and such contracts are subject to the same auditing standards as those of the Company. Audits and negotiations for the years 1987 through 1992 have recently been completed and cost disallowances as a result of audit totaled approximately $672,000. Negotiations for the 1993 audit are currently underway. Audits for the years 1994 and 1995 have yet to be completed.

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

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

(a)  EXHIBITS

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

      3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).

      10.1 Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois, as amended by the First Amendment to Credit Agreement dated as of November 27, 1995 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

      10.2 Second Amendment dated as of June 20, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

      10.3 Third Amendment dated as of December 15, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).

      10.4 Fourth Amendment dated as of January 30, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association.

      10.5 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc., Hydro-Search, Inc., PRC Environmental Management, Inc. and Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

      10.6 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

      10.7 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

      10.8 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

      10.9 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

      10.10 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

      10.11 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

      10.12 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit
                    10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

      10.13 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

      10.14 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

      10.15 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

      10.16 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

      10.17 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 29, 1997).

      10.18 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

      10.19 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated by reference to Exhibit
                    10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).

      11            Computation of Net Income Per Common Share.

      27            Financial Data Schedule.


    (b)   REPORT ON FORM 8-K

          Current Report on Form 8-K for the event of December 31, 1997, filed with the Securities and Exchange Commission on January 15, 1998, which relates to the Company's acquisition of the environmental services business (NUS) from Brown & Root, Inc. and Halliburton NUS Corporation.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 10, 1998          TETRA TECH, INC.



                                    By:  /s/ LI-SAN HWANG
                                         ------------------------------------
                                         Li-San Hwang
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                    By:  /s/ JAMES M. JASKA
                                         -------------------------------------
                                         James M. Jaska
                                         Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)