Form 10-Q
period 1998-03-29
TETRA TECH INC
filed 1998-05-13
CIK 831641

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 29, 1998

                                          OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

          Commission File Number 0-19655

                                   TETRA TECH, INC.
          ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Delaware                                95-4148514
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                    number)



                670 N. Rosemead Boulevard, Pasadena, California 91107
             ------------------------------------------------------
                       (Address of principal executive offices)


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

As of May 4, 1998, the total number of outstanding shares of the Registrant's common stock was 22,473,776.

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

                            PART I.  FINANCIAL INFORMATION
ITEM 1.
                                  Tetra Tech, Inc.
                       Condensed Consolidated Balance Sheets


In thousands, except share data                                       March 29,        September 28,
                                                                        1998                1997
                                                                   -------------       -------------
                                                                    (Unaudited)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .       $   6,459           $  12,262
  Accounts receivable - net. . . . . . . . . . . . . . . . . . .          52,407              30,089
  Unbilled  receivables - net. . . . . . . . . . . . . . . . . .          52,561              35,145
  Prepaid and other current assets . . . . . . . . . . . . . . .           5,238               2,522
  Income taxes receivable. . . . . . . . . . . . . . . . . . . .           2,114                  --
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . .             867                 867
                                                                       ---------           ---------
      Total Current Assets . . . . . . . . . . . . . . . . . . .         119,646              80,885
                                                                       ---------           ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements . . . . . . . . . . . . . . . . . . . .           1,227               1,177
  Equipment, furniture and fixtures. . . . . . . . . . . . . . .          19,811              16,838
                                                                       ---------           ---------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .          21,038              18,015
  Accumulated depreciation and amortization. . . . . . . . . . .         (11,485)             (9,592)
                                                                       ---------           ---------
PROPERTY AND EQUIPMENT - NET . . . . . . . . . . . . . . . . . .           9,553               8,423

INTANGIBLE ASSETS - NET. . . . . . . . . . . . . . . . . . . . .          72,302              69,439

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .           1,611                 766
                                                                       ---------           ---------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 203,112           $ 159,513
                                                                       ---------           ---------
                                                                       ---------           ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       $  15,508           $  11,621
  Accrued compensation . . . . . . . . . . . . . . . . . . . . .          10,432              10,981
  Other current liabilities. . . . . . . . . . . . . . . . . . .           9,333               6,386
  Current portion of long-term obligations . . . . . . . . . . .          25,039               8,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .              --               1,358
                                                                       ---------           ---------
      Total Current Liabilities. . . . . . . . . . . . . . . . .          60,312              38,346
                                                                       ---------           ---------
LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .          10,000                  --
                                                                       ---------           ---------
MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . .             762                  --
                                                                       ---------           ---------
REDEEMABLE PREFERRED STOCK . . . . . . . . . . . . . . . . . . .              --              13,526
                                                                       ---------           ---------

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 2,000,000 shares of $.01
    par value; issued and outstanding 0 and 1,231,840 shares
    at March 29, 1998 and September 28, 1997, respectively . . .              --                  --
  Common stock - authorized, 30,000,000 shares of $.01
    par value; issued and outstanding 22,439,360 and
    20,714,254 shares at March 29, 1998 and September 28,
    1997, respectively . . . . . . . . . . . . . . . . . . . . .             224                 207
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          79,311              63,502
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          52,503              43,932
                                                                       ---------           ---------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .         132,038             107,641
                                                                       ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .       $ 203,112           $ 159,513
                                                                       ---------           ---------
                                                                       ---------           ---------

      See accompanying notes to the condensed consolidated financial statements.

                                   Tetra Tech, Inc.
                     Condensed Consolidated Statements of Income
                                     (Unaudited)


In thousands, except per share data                                       Three Months Ended             Six Months Ended
                                                                      --------------------------    --------------------------
                                                                       March 29,      March 30,      March 29,      March 30,
                                                                          1998           1997           1998           1997
                                                                       ---------      ---------      ---------      ---------
Gross Revenue. . . . . . . . . . . . . . . . . . . . . . . . . .       $  92,727      $  55,545      $ 159,165      $ 110,483
     Subcontractor costs . . . . . . . . . . . . . . . . . . . .          20,921         11,631         33,695         26,146
                                                                       ---------      ---------      ---------      ---------
Net Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .          71,806         43,914        125,470         84,337

Cost of Net Revenue. . . . . . . . . . . . . . . . . . . . . . .          54,786         33,367         95,125         64,418
                                                                       ---------      ---------      ---------      ---------
Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . .          17,020         10,547         30,345         19,919

Selling, General and Administrative Expenses . . . . . . . . . .           8,148          5,655         14,294         10,634
                                                                       ---------      ---------      ---------      ---------
Income From Operations . . . . . . . . . . . . . . . . . . . . .           8,872          4,892         16,051          9,285

Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .             671             27            809             42
Interest Income. . . . . . . . . . . . . . . . . . . . . . . . .             (75)           (58)          (140)          (122)
                                                                       ---------      ---------      ---------      ---------

Income Before Income Taxes and Minority
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           8,276          4,923         15,382          9,365
Income to Minority Interest. . . . . . . . . . . . . . . . . . .             203             --            203             --
                                                                       ---------      ---------      ---------      ---------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . .           8,073          4,923         15,179          9,365

Income Tax Expense . . . . . . . . . . . . . . . . . . . . . . .           3,552          2,051          6,608          3,897
                                                                       ---------      ---------      ---------      ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   4,521      $   2,872      $   8,571      $   5,468
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Basic Earnings Per Share . . . . . . . . . . . . . . . . . . . .       $    0.20      $    0.16      $    0.39      $    0.31
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Diluted Earnings Per Share . . . . . . . . . . . . . . . . . . .       $    0.20      $    0.16      $    0.37      $    0.30
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

Weighted Average Common Shares Outstanding:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,324         17,845         22,049         17,766
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . .          23,165         18,292         23,116         18,326
                                                                       ---------      ---------      ---------      ---------
                                                                       ---------      ---------      ---------      ---------

      See accompanying notes to the condensed consolidated financial statements.

                                  Tetra Tech, Inc.
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


In thousands                                                                 Six Months Ended
                                                                      -------------------------------
                                                                       March 29,           March 30,
                                                                          1998                1997
                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   8,571           $   5,468

Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .           3,220               1,830
    Undistributed earnings to minority interest. . . . . . . . .             203                  --
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (662)                (56)

Changes in operating assets and liabilities, net of effects
  of acquisitions:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .          (8,724)              1,839
    Unbilled receivables . . . . . . . . . . . . . . . . . . . .          (4,862)             (2,799)
    Prepaid and other assets . . . . . . . . . . . . . . . . . .          (4,028)                665
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .           3,806              (2,830)
    Accrued compensation . . . . . . . . . . . . . . . . . . . .            (702)               (339)
    Other current liabilities. . . . . . . . . . . . . . . . . .              23                 652
    Income taxes payable . . . . . . . . . . . . . . . . . . . .          (3,859)               (188)
                                                                       ---------           ---------
      Net Cash (Used In) Provided By Operating Activities. . . .          (7,014)              4,242
                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures . . . . . . . . . . . . . . . . . . . . . .          (1,061)               (985)
Proceeds from sale of property and equipment . . . . . . . . . .              --                  23
Payments for business acquisitions, net of cash acquired . . . .         (25,640)               (261)
                                                                       ---------           ---------
      Net Cash Used In Investing Activities. . . . . . . . . . .         (26,701)             (1,223)
                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt . . . . . . . . . . . . . . . . . . .         (15,002)               (405)
Proceeds from issuance of long-term debt . . . . . . . . . . . .          42,000                  --
Net proceeds from issuance of common stock . . . . . . . . . . .             914                 496
                                                                       ---------           ---------
      Net Cash Provided By Financing Activities. . . . . . . . .          27,912                  91
                                                                       ---------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .          (5,803)              3,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . .          12,262               6,129
                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .       $   6,459           $   9,239
                                                                       ---------           ---------
                                                                       ---------           ---------

SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .       $     574           $       9
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .       $  10,080           $   5,826

                                  Tetra Tech, Inc.
                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


In thousands                                                                 Six Months Ended
                                                                      -------------------------------
                                                                       March 29,           March 30,
                                                                          1998                1997
                                                                       ---------           ---------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  In December 1996, the Company purchased all of the capital stock of IWA Engineers.  In conjunction with this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired . . . . . . . . . . . . . . .                          $   3,152
      Cash paid . . . . . . . . . . . . . . . . . . . . . . . . .                               (310)
      Issuance of common stock. . . . . . . . . . . . . . . . . .                             (1,252)
      Other acquisition costs . . . . . . . . . . . . . . . . . .                                (70)
                                                                                           ---------
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .                          $   1,520
                                                                                           ---------
                                                                                           ---------

  In December 1996, the Company purchased all of the capital stock of FLO Engineering, Inc.  In conjunction with this
    acquisition, liabilities were assumed as follows:
      Fair value of assets acquired . . . . . . . . . . . . . . .                          $     948
      Cash paid . . . . . . . . . . . . . . . . . . . . . . . . .                               (139)
      Issuance of common stock. . . . . . . . . . . . . . . . . .                               (515)
      Other acquisition costs . . . . . . . . . . . . . . . . . .                                (70)
                                                                                           ---------
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .                          $     224
                                                                                           ---------
                                                                                           ---------

  In March 1997, the Company purchased all of the capital
    stock of SCM Consultants, Inc.  In conjunction with this
    acquisition, liabilities were assumed as follows:
      Fair value of assets acquired . . . . . . . . . . . . . . .                          $   3,079
      Cash paid . . . . . . . . . . . . . . . . . . . . . . . . .                               (311)
      Issuance of common stock. . . . . . . . . . . . . . . . . .                             (2,050)
      Other acquisition costs . . . . . . . . . . . . . . . . . .                                (70)
                                                                                           ---------
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .                          $     648
                                                                                           ---------
                                                                                           ---------
  In December 1997, the Company purchased the assets of
    certain environmental services businesses of
    Brown & Root, Inc. and Halliburton NUS Corporation,
    both of which were subsidiaries of Halliburton Company.
    In conjunction with this acquisition, liabilities were
    assumed as follows:
      Fair value of assets acquired . . . . . . . . . . . . . . .      $  27,794
      Cash paid . . . . . . . . . . . . . . . . . . . . . . . . .        (24,872)
      Other acquisition costs . . . . . . . . . . . . . . . . . .           (325)
                                                                       ---------
      Liabilities assumed . . . . . . . . . . . . . . . . . . . .      $   2,597
                                                                       ---------
                                                                       ---------

  In March 1998, the Company purchased all of the capital
    stock of C.D.C. Engineering, Inc.  In conjunction with
    this acquisition, liabilities were assumed as follows:
      Fair value of assets acquired . . . . . . . . . . . . . . .      $   2,492
      Cash paid . . . . . . . . . . . . . . . . . . . . . . . . .           (360)
      Issuance of common stock. . . . . . . . . . . . . . . . . .         (1,440)
      Other acquisition costs . . . . . . . . . . . . . . . . . .            (70)
                                                                       ---------
        Liabilities assumed . . . . . . . . . . . . . . . . . . .      $     622
                                                                       ---------
                                                                       ---------

      See accompanying notes to the condensed consolidated financial statements.

                                  TETRA TECH, INC.

               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheets as of March 29, 1998, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 29, 1998 and March 30, 1997 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

     The results of operations for the three and six months ended March 29, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending October 4, 1998.


2.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company has adopted in the accompanying financial statements. The Statement replaces the presentation of primary Earnings Per Share (EPS) with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. EPS for 1997 have been restated to reflect the requirement of SFAS 128. Basic and diluted EPS reflect, on a retroactive basis, a 5-for-4 stock split, effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on December 1, 1997 for each four shares outstanding as of the record date of November 14, 1997.

3.   CURRENT ASSETS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $6,459,000 and $12,262,000 at March 29, 1998 and September 28, 1997, respectively.

4.   MERGERS AND ACQUISITIONS

     On March 26, 1998, the Company acquired 100% of the capital stock of C.D.C. Engineering, Inc. (CDCE), a consulting and engineering firm specializing in civil engineering, transportation engineering, structural engineering and land surveying. The purchase has been valued at approximately $1,800,000 consisting of Company common stock and cash, and is subject to a purchase price adjustment based on CDCE's Net Asset Value as of March 26, 1998 as described in the related purchase agreement.

     On March 2, 1998, Whalen Service Corps Inc. (WSC) agreed to participate in a partnership with Sentrex Cen-Comm and ANTEC Corporation to provide design, engineering, information management and construction services to support advanced communication system upgrades to the broadband information transport industries. WSC holds a 51% majority interest in Whalen/Sentrex LLC, a California limited liability company. The agreement obligated the assumption of certain assets of TANCO LLC from ANTEC Corporation for a price in cash of approximately $623,000.

     On December 31, 1997, the Company acquired the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton NUS Corporation, both of which are subsidiaries of Halliburton Company (collectively, "NUS"). NUS provides consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions. The purchase price of approximately $24,872,000, as adjusted, consisted of cash.

     On July 11, 1997, the Company acquired 100% of the capital stock of CommSite Development Corporation (CDC), a wireless telecommunications site development service firm. The purchase has been valued at approximately $5,702,000, consisting of cash and 318,079 shares of Company common stock, as adjusted based on CDC's Net Asset Value on July 11, 1997 as described in the related purchase agreement.

     On June 11, 1997, the Company acquired 100% of the capital stock of Whalen & Company, Inc. and Whalen Service Corps Inc. (collectively, "WAC"). WAC, a telecommunications firm, provides a full range of services including telecommunications site development services for PCS, cellular, ESMR, air-to-ground, microwave, paging, fiber optic and switching centers technology. In addition, WAC provides consulting, engineering, design services and construction management with respect to the cable television industry. The purchase has been valued at approximately $41,738,000, consisting of cash and 3,639,800 shares of Company common stock. The common stock was issued in a private placement and had a value of $31,972,000. The Company's stock was valued based upon the extended restriction period and economic factors specific to the Company's circumstances which resulted in a fair valuation approximately 28% below the then prevailing market price. On the business day prior to the merger, WAC distributed to its stockholders (i) cash in the amount of $4,138,000 and (ii) accounts receivable having a net value of $18,456,000.

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

     All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair market values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The final determination of such excess amount for WAC, CDC, NUS and CDCE is subject to a final determination of the value of the consideration paid and the net assets acquired as various studies and valuations are not yet complete. The results of operations of each of the companies acquired have been included in the Company's financial statements from their respective acquisition effective dates as set forth in the related purchase agreements.

     The effect of unaudited pro forma operating results of the CDCE, SCM, FLO and IWA transactions, had they been acquired on September 30, 1996, is not material.

     The effect of unaudited pro forma operating results assuming that the Company had acquired NUS, CDC and WAC on September 30, 1996 is presented in
Note 6.  UNAUDITED PRO FORMA OPERATING RESULTS.


5.   ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of March 29, 1998 and September 28, 1997 was $1,163,000 and

$1,346,000, respectively. The allowance for disallowed costs as of March 29, 1998 and September 28, 1997 was $9,777,000 and $9,807,000, respectively.
Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.


6.   UNAUDITED PRO FORMA OPERATING RESULTS

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired NUS, CDC and WAC on September 30, 1996:

                                             Pro Forma Six Months Ended
                                             --------------------------
                                         March 29, 1998      March 30, 1997
                                         --------------      --------------
                                       (In thousands, except per share data)
     Gross revenue                           $  180,495          $  190,874
     Income from operations                      16,390              16,711
     Net income                                   8,784               8,744
     Basic earnings per share                      0.40                0.40
     Diluted earnings per share                    0.38                0.39
     Weighted average shares outstanding:
         Basic                                   22,049              21,724
         Diluted                                 23,116              22,284

ITEM 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                                     % Relationship to Net Revenue   Period to    % Relationship to Net Revenue   Period to
                                    -------------------------------              -------------------------------
                                          Three Months Ended           Period          Six Months Ended            Period
                                          ------------------                           ----------------
                                     Mar. 29, 1998  Mar. 30, 1997      Change     Mar. 29, 1998  Mar. 30, 1997     Change
                                     -------------  -------------    ----------   -------------  -------------   ----------
Net revenue                              100.0%         100.0%          63.5%         100.0%         100.0%          48.8%
Cost of net revenue                       76.3           76.0           64.2           75.8           76.4           47.7
                                         -----          -----          -----          -----          -----          -----
Gross profit                              23.7           24.0           61.4           24.2           23.6           52.3
Selling, general and
  administrative expenses                 11.3           12.9           44.1           11.4           12.6           34.4
                                         -----          -----          -----          -----          -----          -----
Income from operations                    12.4           11.1           81.4           12.8           11.0           72.9
Net interest (expense) income             (0.9)           0.1            nm*           (0.5)           0.1            nm*
                                         -----          -----          -----          -----          -----          -----

Income before income taxes
  and minority interest                   11.5             --           68.1           12.3             --           64.3
Income to minority interest               (0.3)            --            nm*           (0.2)            --            nm*
                                         -----          -----          -----          -----          -----          -----
Income before income taxes                11.2           11.2           64.0           12.1           11.1           62.1
Income tax expense                         4.9            4.7           73.2            5.3            4.6           69.6
                                         -----          -----          -----          -----          -----          -----
Net income                                 6.3%           6.5%          57.4%           6.8%           6.5%          56.8%
                                         -----          -----          -----          -----          -----          -----
                                         -----          -----          -----          -----          -----          -----
* not meaningful


Gross revenue increased by 66.9% to $92,727,000 for the three months ended
March 29, 1998 compared to $55,545,000 for the comparable prior year period.
For the six months ended March 29, 1998, gross revenue increased by 44.1% to $159,165,000 from $110,483,000 in the prior year. Net revenue increased by 63.5% to $71,806,000 for the quarter from $43,914,000 a year ago. For the six months ended March 29, 1998, net revenue increased by 48.8% to $125,470,000 from $84,337,000 last year. For both gross and net revenue, growth in actual dollars was experienced in all client sectors. Additionally, net revenue attributable to the commercial sector increased 133.8% primarily due to the telecommunications services firms acquired in fiscal 1997. The percentage of the Company's net revenue attributable to the Federal government, state and local government, commercial, and international clients was affected, as further described, by the acquisitions of Whalen & Company, Inc., Whalen Service Corps Inc., CommSite Development Corporation, NUS Environmental and C.D.C. Engineering, Inc. (the "Acquisitions"). The following table presents the percentage of net revenue for each client sector:

                                                            Percentage of Net Revenue
                                    --------------------------------------------------------------------------
                                            Three Months Ended                       Six Months Ended
                                    ----------------------------------      ----------------------------------
Client Sector                       March 29, 1998      March 30, 1997      March 29, 1998      March 30, 1997
-------------                       --------------      --------------      --------------      --------------
Federal government                         51                  56                  49                  57

State & local government                   12                  17                  13                  17

Commercial                                 35                  24                  36                  23

International                               2                   3                   2                   3


For the quarter ended March 29, 1998, the Acquisitions contributed $25,047,000 in net revenue growth, of which $10,935,000 was in the Federal government sector, $342,000 was in the state and local government sector, $13,651,000 was in the commercial sector and $120,000 was in the international sector. For the six months ended March 29, 1998, the Acquisitions contributed $33,730,000 in net revenue growth, of which $10,934,000 was in the Federal government sector, $342,000 was in the state and local government sector, $22,151,000 was in the commercial sector and $303,000 was in the international sector.

Cost of net revenue increased 64.2% to $54,786,000 for the three months ended March 29, 1998 compared to $33,367,000 for the comparable prior year period.
For the six months ended March 29, 1998, cost of net revenue increased 47.7% to $95,125,000 from $64,418,000 in the prior year. As a percentage of net revenue, cost of net revenue increased in the quarter and decreased in the six months from 76.0% and 76.4% last year to 76.3% and 75.8% this year, respectively. The Company continues to emphasize strong project management techniques.

Selling, general and administrative (SG&A) expenses, inclusive of amortization, increased 44.1% to $8,148,000 for the three months ended March 29, 1998 compared to $5,655,000 for the comparable prior year period. For the quarter ended
March 29, 1998, this increase was primarily due to the amortization of goodwill associated with the Acquisitions ($415,000), and the addition of SG&A expenses of the Acquisitions ($2,489,000), exclusive of corporate allocations. For the six months ended March 29, 1998, SG&A increased 34.4% to $14,294,000 from $10,634,000 in the comparable period last year. The amortization of goodwill associated with the Acquisitions was $799,000, and the SG&A expenses of the Acquisitions were ($3,413,000), exclusive of corporate allocations for the six months ended March 29, 1998. As a percentage of net revenue, SG&A expenses decreased to 11.3% for the quarter ended March 29, 1998 from 12.9% for the comparable period last year, and for the six months ended March 29, 1998, SG&A expenses decreased to 11.4% from 12.6% for the comparable period last year.

For the quarter ended March 29, 1998, net interest expense of $596,000 was recognized compared to net interest income of $31,000 in the quarter ended March 30, 1997, primarily due to interest on borrowings on the Company's revolving credit facility related to the Acquisitions. For the six months ended March 29, 1998, net interest expense increased to $669,000, compared to net interest income of $80,000 in the prior year.

Income tax expense increased to $3,552,000 and $6,608,000 for the quarter and six months ended March 29, 1998, respectively, from $2,051,000 and $3,897,000 for the comparable prior year period due to higher income before income taxes and the non-deductibility of certain goodwill amortization for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 29, 1998, the Company's cash and cash equivalents totaled $6,459,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which, as of January 30, 1998, provides for a revolving credit facility of $55,000,000. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $10,000,000 outstanding at any one time. As of March 29, 1998, outstanding borrowings totaled $35,000,000 and standby letters of credit totaled $1,776,000.

     In the six months ended March 29, 1998, cash used in operating activities was $7,014,000 compared to cash provided by operating activities of $4,242,000 for the comparable prior year period. The increase is primarily attributable to increases in billed accounts receivable of $8,723,000, of which $3,392,000 is related to the Acquisitions. The Company has targeted, as an ongoing practice, to increase its efficiency in the timing of invoicing and to accelerate the collecting of receivables. For the six months ended March 29, 1998, cash used in investing activities was $26,701,000 compared to $1,223,000 for the comparable prior year period. The increase of $25,478,000 was due to the fiscal 1998 acquisitions. For the six months ended March 29, 1998, cash provided by financing activities was $27,912,000, and resulted primarily from the proceeds from the incurrence of long-term debt.

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

     The Company expects that existing cash balances, internally generated funds, and its credit facility will be sufficient to meet the Company's capital requirements through the end of fiscal 1998. However, as acquisition opportunities present themselves, the Company may seek to expand its borrowing capabilities to accommodate such opportunities.

     The Company is currently converting its computer systems and business processes to ensure that its computer systems will be capable of processing periods for the year 2000 and beyond, as well as ensure that its business processes will be able to support current and anticipated growth projections. The Company does not presently anticipate the costs associated with ensuring these capabilities will have a material adverse effect on the Company.

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

     The Company maintains two comprehensive general liability policies, both in the amount of $1,000,000. These policies, together with two $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000 for the resource management and infrastructure business areas and coverage of $10,000,000 for the telecommunications business area. The Company's professional liability insurance (E&O) policy, which included pollution coverage, for 1998 provides $10,000,000 in coverage for resource management and infrastructure business areas, with a $100,000 self-insured retention. The same E&O policy covered the telecommunications business area with a sublimit of $1,000,000 for each claim and $1,000,000 in the aggregate. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allows the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums paid by the Company for its E&O policies during fiscal 1998 are approximately $890,000.

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

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing
resources than the Company.   The Company performs engineering and consulting
services across a broad spectrum of business areas, primarily in the resource management, infrastructure, and the telecommunication service business areas. Services within these business areas are provided to a client base including Federal (Departments of Defense, the Interior and Energy; U.S Environmental Protection Agency; and the U.S. Postal Service), state and local agencies, as well as the commercial sector. The range of competitors for any one procurement can vary from 10 to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the customer. Historically, competition has been based primarily on the quality and timeliness of service. However, the Company believes that price has become an increasingly important competitive factor.
The Company believes that its principal competitors include Dames & Moore, Inc., E A Engineering Science & Technology, ICF Kaiser International, Inc., International Technology Corp., TRC Companies, Inc., URS Consultants, Inc., Roy
F. Weston, Inc., Castle Tower Corporation and OSP Consultants, Inc.

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

     All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the DCAA, which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA could have a material adverse effect on the Company. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit, however, there can be no assurance that DCAA audits will not result in material cost disallowances in the future. The Company's government contracts are also subject to renegotiation of profits in the event of a change in the contractual scope of the work to be performed.

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

     The Company enters into various contracts with its clients, which include fixed-price contracts. To date, in fiscal 1998, 24.9% of the Company's net revenue was derived from fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Losses under fixed-price contracts, should they occur, could have a material adverse effect on the Company.

     The Company contracts with both domestic and international customers. Certain contracts with international customers are denominated in a currency other than the U.S. dollar. Contracts denominated in any currency other than the U.S. dollar contain certain inherent risks, including risks on foreign currency translation and risks in expatriating funds from foreign countries. To date, in fiscal 1998, 2.3% of the Company's net revenue was derived from the international marketplace compared to 3.7% for fiscal 1997. To the extent the Company's net revenue derived from the international marketplace increases, so increases risks associated in realizing the full contract value of those contracts denominated in foreign currencies. The Company is currently evaluating options to hedge future potential losses from foreign currency transactions.

     CONFLICTS OF INTEREST. Many of the Company's clients are concerned about potential or actual conflicts of interest in retaining consultants and engineers. For example, Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company in certain cases from bidding for or performing contracts resulting from or relating to certain work the Company has performed for the government. In addition, services performed for a private client may create a conflict of interest which precludes or limits the Company's ability to obtain work from another private entity. The Company has, on occasion, declined to bid on a project because of an actual or potential conflict of interest.

     POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's common stock may be significantly affected by factors such as quarter-to-quarter variations in the Company's results of operations, changes in environmental legislation and changes in investors' perception of the business risks and conditions in the environmental and telecommunication services business. In addition, market fluctuations, as well as general economic or political conditions, may adversely affect the market price of the Company's common stock, regardless of the Company's actual performance.

     QUALIFIED PROFESSIONALS. The Company's ability to attract and retain qualified scientists and engineers is an important factor in determining the Company's future growth and success. The market for environmental and telecommunication professionals is competitive and there can be no assurance that the Company will continue to be successful in its efforts to attract and retain such professionals.

                            PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     EXHIBITS

               3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

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

              10.4 Fourth Amendment dated as of January 30, 1997 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association. (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28,
                         1997).

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

             10.20 Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto.

             11          Computation of Net Income Per Common Share.

             27.1 Financial Data Schedule for the fiscal quarter ended March 29, 1998.

             27.2 Restated Financial Data Schedules for the fiscal quarter ended December 28, 1997, fiscal year ended September 28, 1997, fiscal quarter ended June 29, 1997 and fiscal quarter ended March 30, 1997.

             27.3 Restated Financial Data Schedules for the fiscal quarter ended December 29, 1996, fiscal year ended September 29, 1996, fiscal quarter ended June 30, 1996 and fiscal quarter ended March 31, 1996.

          (b)  REPORTS ON FORM 8-K

               Current Report on Form 8-K for the event of December 31, 1997, filed with the Securities and Exchange Commission on January 15, 1998, which relates to the Company's acquisition of the environmental services business (NUS) from Brown & Root, Inc. and Halliburton NUS Corporation.

               Current Report on Form 8-K/A for the event of December 31, 1997, filed with the Securities and Exchange Commission on March 16, 1998, which relates to the Company's acquisition of the environmental services business (NUS) from Brown & Root, Inc. and Halliburton NUS Corporation.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:  May 13, 1998     TETRA TECH, INC.


                              By:  /s/ Li-San Hwang
                                   ---------------------------------------------
                                   Li-San Hwang
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ James M. Jaska
                                   ---------------------------------------------
                                   James M. Jaska
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)