Form 10-Q
period 1998-06-28
TETRA TECH INC
filed 1998-08-11
CIK 831641

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended JUNE 28, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission File Number 0-19655

                                TETRA TECH, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                          95-4148514
      --------------------------------   --------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification
       incorporation or organization)                number)


             670 N. Rosemead Boulevard, Pasadena, California 91107
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (626) 351-4664
             -----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of August 3, 1998, the total number of outstanding shares of the Registrant's common stock was 22,863,478.

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


                         PART I.  FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets

In thousands, except share data                    June 28,       September 28,
                                                     1998             1997
                                                --------------   --------------
                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $   6,872       $  12,262
  Accounts receivable - net                           60,566          30,089
  Unbilled receivables - net                          46,367          35,145
  Prepaid and other current assets                     6,733           2,522
  Deferred income taxes                                  867             867
                                                   ----------      ----------
    Total Current Assets                             121,405          80,885
                                                   ----------      ----------
PROPERTY AND EQUIPMENT:
  Leasehold improvements                               1,307           1,177
  Equipment, furniture and fixtures                   20,797          16,838
                                                   ----------      ----------
     Total                                            22,104          18,015
  Accumulated depreciation and amortization          (12,672)         (9,592)
                                                   ----------      ----------
PROPERTY AND EQUIPMENT - NET                           9,432           8,423

INTANGIBLE ASSETS - NET                               71,939          69,439

OTHER ASSETS                                           1,317             766
                                                   ----------      ----------
TOTAL ASSETS                                       $ 204,093       $ 159,513
                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $  16,639       $  11,621
  Accrued compensation                                10,819          10,981
  Other current liabilities                            4,835           6,386
  Current portion of long-term obligations            19,522           8,000
  Income taxes payable                                   400           1,358
                                                   ----------      ----------
     Total Current Liabilities                        52,215          38,346
                                                   ----------      ----------
LONG-TERM OBLIGATIONS                                 10,000              --
                                                   ----------      ----------
MINORITY INTEREST                                      1,956              --
                                                   ----------      ----------
REDEEMABLE PREFERRED STOCK                                --          13,526
                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 2,000,000
   shares of $.01 par value; issued and
   outstanding 0 and 1,231,840 shares at
   June 28, 1998 and September 28, 1997,
   respectively                                           --              --

  Common stock - authorized, 30,000,000
   shares of $.01 par value; issued and
   outstanding 22,621,565 and 20,714,254
   shares at June 28, 1998 and September
   28, 1997, respectively                                226             207
  Additional paid in capital                          81,700          63,502
  Retained earnings                                   57,996          43,932
                                                   ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                           139,922         107,641
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 204,093       $ 159,513
                                                   ==========      ==========
</Table)

  See accompanying notes to the condensed consolidated financial statements.

                                Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


In thousands, except per            Three Months Ended     Nine Months Ended
  share data                       --------------------- ---------------------
                                    June 28,   June 29,   June 28,   June 29,
                                      1998       1997       1998       1997
                                   ---------- ---------- ---------- ----------
Gross Revenue                       $ 98,231   $ 60,922   $257,396   $171,406
   Subcontractor costs                23,082     12,301     56,777     38,447
                                   ---------- ---------- ---------- ----------
Net Revenue                           75,149     48,621    200,619    132,959

Cost of Net Revenue                   54,405     35,660    149,530    100,077
                                   ---------- ---------- ---------- ----------
Gross Profit                          20,744     12,961     51,089     32,882

Selling, General and
  Administrative Expenses              9,333      6,754     23,627     17,390
                                   ---------- ---------- ---------- ----------
Income From Operations                11,411      6,207     27,462     15,492

Interest Expense                         624         84      1,433        127
Interest Income                         (114)       (88)      (254)      (210)
                                   ---------- ---------- ---------- ----------
Income Before Income Taxes
  and Minority Interest               10,901      6,211     26,283     15,575

Income to Minority Interest            1,194         --      1,397         --
                                   ---------- ---------- ---------- ----------
Income Before Income Taxes             9,707      6,211     24,886     15,575

Income Tax Expense                     4,214      2,567     10,822      6,464
                                   ---------- ---------- ---------- ----------
Net Income                          $  5,493   $  3,644   $ 14,064   $  9,111
                                   ========== ========== ========== ==========
Basic Earnings Per Share            $   0.24   $   0.20   $   0.63   $   0.51
                                   ========== ========== ========== ==========
Diluted Earnings Per Share          $   0.24   $   0.19   $   0.61   $   0.49
                                   ========== ========== ========== ==========
Weighted Average Common Shares
  Outstanding:

   Basic                              22,518     18,543     22,205     18,025
                                   ========== ========== ========== ==========
   Diluted                            23,361     19,252     23,196     18,635
                                   ========== ========== ========== ==========

   See accompanying notes to the condensed consolidated financial statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)


In thousands                                            Nine Months Ended
                                                     ------------------------
                                                      June 28,      June 29,
                                                        1998          1997
                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $ 14,064      $  9,111

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                       5,102         2,929
     Undistributed earnings to minority interest         1,397            --
     Other                                                (631)          (71)

Changes in operating assets and liabilities, net
  of effects of acquisitions:
     Accounts receivable                               (16,655)           10
     Unbilled receivables                                1,074        (8,849)
     Prepaid and other assets                           (4,981)         (305)
     Accounts payable                                    4,937         2,844
     Accrued compensation                                 (304)       (3,976)
     Other current liabilities                          (4,511)       (1,214)
     Income taxes payable                               (1,346)          174
                                                     ----------    ----------
          Net Cash Used In Operating Activities         (1,854)       (5,035)
                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                    (2,374)       (1,832)
Proceeds from sale of property and equipment                --            44
Payments for business acquisitions, net of
  cash acquired                                        (25,948)       (1,124)
                                                     ----------    ----------
          Net Cash Used In Investing Activities        (28,322)       (2,912)
                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                             (27,519)       (1,842)
Proceeds from issuance of long-term debt                49,000         8,000
Proceeds from payable to stockholder                        --         5,479
Net proceeds from issuance of common stock               3,305         2,974
                                                     ----------    ----------
          Net Cash Provided By Financing Activities     24,786        14,611
                                                     ----------    ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                      (5,390)        6,664

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             12,262         6,129
                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  6,872      $ 12,793
                                                     ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid during the period for:
     Interest                                         $  1,197      $     83
                                                     ==========    ==========
     Income taxes                                     $ 12,168      $  9,513
                                                     ==========    ==========

                                  (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

In thousands                                            Nine Months Ended
                                                     ------------------------
                                                      June 28,      June 29,
                                                        1998          1997
                                                     ----------    ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  In the nine months ended June 29, 1997, the
     Company purchased all of the capital stock
     of IWA Engineers, FLO Engineering, Inc.,
     SCM Consultants, Inc., Whalen & Company, Inc.
     and Whalen Service Corps Inc.  In conjunction
     with these acquisitions, liabilities were
     assumed as follows:
       Fair value of assets acquired                                $ 60,255
       Cash paid                                                      (8,811)
       Issuance of common stock                                      (35,789)
       Other acquisition costs                                        (1,926)
                                                                   ----------
          Liabilities assumed                                       $ 13,729
                                                                   ==========
  In December 1997, the Company, through its
     wholly-owned subsidiary Tetra Tech NUS, Inc.,
     purchased the assets of certain environmental
     services businesses of Brown & Root, Inc. and
     Halliburton NUS Corporation, both of which
     were subsidiaries of Halliburton Company.  In
     conjunction with this acquisition, liabilities
     were assumed as follows:
       Fair value of assets acquired                  $ 27,794
       Cash paid                                       (24,872)
       Other acquisition costs                            (325)
                                                     ----------
          Liabilities assumed                         $  2,597
                                                     ==========
  In March 1998, the Company, through its wholly-
     owned subsidiary Whalen Service Corps Inc.,
     purchased certain assets of TANCO LLC, dba
     Integration Technologies from ANTEC Corporation.
     This purchase was related to a limited liability
     company agreement between Whalen Service Corps
     Inc. and Sentrex Cen-Comm.  In conjunction with
     this acquisition, liabilities were assumed
     as follows:
       Fair value of assets acquired                  $  1,572
       Cash paid                                          (623)
                                                     ----------
          Liabilities assumed                         $    949
                                                     ==========
  In March 1998, the Company purchased all of the
     capital stock of C.D.C. Engineering, Inc.
     In conjunction with this acquisition,
     liabilities were assumed as follows:
       Fair value of assets acquired                  $  2,299
       Cash paid                                          (323)
       Issuance of common stock                         (1,294)
       Other acquisition costs                             (70)
                                                     ----------
          Liabilities assumed                         $    612
                                                     ==========

   See accompanying notes to the condensed consolidated financial statements.

                                  (Concluded)

                                TETRA TECH, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheets as of June 28, 1998, the condensed consolidated statements of income for the three-month and nine-month periods ended June 28, 1998 and June 29, 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended June 28, 1998 and June 29, 1997 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

     The results of operations for the three and nine months ended June 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending October 4, 1998.

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

3.   CURRENT ASSETS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $6,872,000 and $12,262,000 at June 28, 1998 and September 28, 1997, respectively.

4.   MERGERS AND ACQUISITIONS

     On March 26, 1998, the Company acquired 100% of the capital stock of C.D.C. Engineering, Inc. (CDCE), a consulting and engineering firm specializing in civil engineering, transportation engineering, structural engineering and land surveying. The purchase has been valued at approximately $1,617,000 consisting of Company common stock and cash, and is subject to a purchase price adjustment based on CDCE's Net Asset Value as of March 26, 1998 as described in the related purchase agreement.

     On March 2, 1998, Whalen Service Corps Inc. (WSC) agreed to participate in a partnership with Sentrex Cen-Comm and ANTEC Corporation to provide design, engineering, information management and construction services to support advanced communication system upgrades to the broadband information transport industries. WSC holds a 51% majority interest in Whalen/Sentrex LLC, a California limited liability company. The agreement required the purchase of certain assets of TANCO LLC from ANTEC Corporation for a price in cash of approximately $623,000.

     On December 31, 1997, the Company, through its wholly-owned subsidiary Tetra Tech NUS, Inc., acquired the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton NUS Corporation, both of which are subsidiaries of Halliburton Company (collectively, NUS). NUS provides consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions. The purchase price of approximately $24,872,000, as adjusted, consisted of cash.

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

     All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair market values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The final determination of such excess amount for CDCE, NUS and CDC is subject to a final determination of the value of the consideration paid and the net assets acquired as various studies and valuations are not yet complete. The results of operations of each of the companies acquired have been included in the Company's financial statements from their respective acquisition effective dates as set forth in the related purchase agreements.

     The effect of unaudited pro forma operating results of the CDCE, SCM, FLO and IWA transactions, had they been acquired on September 30, 1996, is not material.

     Pro forma operating results assuming the Company had acquired NUS, CDC and WAC on September 30, 1996 is presented in Note 7. UNAUDITED PRO FORMA OPERATING RESULTS.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of June 28, 1998 and September 28, 1997 was $792,000 and $1,346,000, respectively. The allowance for disallowed costs as of June 28, 1998 and September 28, 1997 was $10,034,000 and $9,807,000,
respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.   SUBSEQUENT EVENT

     On July 9, 1998, the Company acquired 100% of the capital stock of McNamee, Porter & Seeley, Inc. (MPS), a provider of water, wastewater and engineering services to the public sector and industrial clients. The purchase price of approximately $15,000,000 consisted of cash and Company common stock and is subject to a purchase price adjustment. In conjunction with the acquisition, MPS distributed to its shareholders accounts receivable having a net value of $8,040,000. The acquisition will be accounted for as a purchase. In order to support this acquisition, the Company increased its line of credit from $55,000,000 to $70,000,000. Unaudited pro forma operating results, assuming MPS had been acquired on September 30, 1996 is presented in Note 7. UNAUDITED PRO FORMA OPERATING RESULTS.

7.   UNAUDITED PRO FORMA OPERATING RESULTS

     The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired MPS, NUS, CDC and WAC on September 30, 1996:


                                         Pro Forma Nine Months Ended
                                        ------------------------------
                                        June 28, 1998    June 29, 1997
                                        -------------    -------------
                                            (In thousands, except
                                               per share data)
Gross revenue                            $  304,053       $  314,238
Income from operations                       29,740           28,685
Net income                                   14,535           14,768
Basic earnings per share                       0.65             0.68
Diluted earnings per share                     0.62             0.66
Weighted average shares outstanding:
   Basic                                     22,425           21,799
   Diluted                                   23,416           22,409


ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table presents the percentage relationship of selected items in the Company's condensed consolidated Statements of Income to net revenue, and the percentage increase or (decrease) in the dollar amount of such items:

                       % Relationship                % Relationship
                       to Net Revenue                to Net Revenue
                     ------------------            ------------------
                     Three Months Ended   Period   Nine Months Ended    Period
                     ------------------     to     ------------------     to
                     June 28,  June 29,   Period   June 28,  June 29,   Period
                       1998      1997     Change     1998      1997     Change
                     --------  --------  --------  --------  --------  --------
Net revenue           100.0%    100.0%     54.6%    100.0%    100.0%     50.9%
Cost of net revenue    72.4      73.3      52.6      74.5      75.3      49.4
                     --------  --------  --------  --------  --------  --------
Gross profit           27.6      26.7      60.0      25.5      24.7      55.4

Selling, general
 and administrative
 expenses              12.4      13.9      38.2      11.8      13.1      35.9
                     --------  --------  --------  --------  --------  --------
Income from
 operations            15.2      12.8      83.8      13.7      11.6      77.3
Net interest
 (expense) income      (0.7)       --       nm*      (0.6)      0.1       nm*
                     --------  --------  --------  --------  --------  --------
Income before income
 taxes and minority
 interest              14.5      12.8      75.5      13.1      11.7      68.8

Income to minority
 interest              (1.6)       --       nm*      (0.7)       --       nm*
                     --------  --------  --------  --------  --------  --------
Income before income
 taxes                 12.9      12.8      56.3      12.4      11.7      59.8
Income tax expense      5.6       5.3      64.2       5.4       4.9      67.4
                     --------  --------  --------  --------  --------  --------
Net income              7.3%      7.5%     50.7%      7.0%      6.8%     54.4%
                     ========  ========  ========  ========  ========  ========
* not meaningful

---------

     Gross revenue increased by 61.2% to $98,231,000 for the three months ended June 28, 1998 compared to $60,922,000 for the comparable prior year period. For the nine months ended June 28, 1998, gross revenue increased by 50.2% to $257,396,000 from $171,406,000 in the prior year. Net revenue increased by 54.6% to $75,149,000 for the quarter from $48,621,000 a year ago. For the nine months ended June 28, 1998, net revenue increased by 50.9% to $200,619,000 from $132,959,000 last year. For both gross and net revenue, growth in actual dollars was experienced in all client sectors.

     The following table presents the percentage of net revenue for each client sector:

                                     Percentage of Net Revenue
                          ------------------------------------------------
                          Three Months Ended            Nine Months Ended
                          ------------------            ------------------
                          June 28,  June 29,            June 28,  June 29,
Client Sector               1998      1997                1998      1997
-------------             --------  --------            --------  --------
Federal government           51        50                  50        55
State & local government     11        14                  12        15
Commercial                   36        34                  36        27
International                 2         2                   2         3


     For the quarter ended June 28, 1998, acquisitions made subsequent to June 29, 1997 contributed $16,050,000 of the $26,528,000 growth in net revenue, of which $11,726,000 was in the Federal government sector, $554,000 was in the state and local government sector and

$3,770,000 was in the commercial sector. For the nine months ended June 28, 1998, acquisitions made subsequent to June 29, 1997 contributed $32,294,000 of the $67,660,000 growth in net revenue, of which $22,661,000 was in the Federal government sector, $896,000 was in the state and local government sector and $8,737,000 was in the commercial sector.

     Cost of net revenue increased 52.6% to $54,405,000 for the three months ended June 28, 1998 compared to $35,660,000 for the comparable prior year period. For the nine months ended June 28, 1998, cost of net revenue increased 49.4% to $149,530,000 from $100,077,000 in the prior year. As a percentage of net revenue, cost of net revenue decreased in the quarter and in the nine months from 73.3% and 75.3% last year to 72.4% and 74.5% this year, respectively. The Company continues to emphasize strong project management techniques.

     Selling, general and administrative (SG&A) expenses, inclusive of amortization, increased 38.2% to $9,333,000 for the three months ended June 28, 1998 compared to $6,754,000 for the comparable prior year period. For the quarter ended June 28, 1998, this increase was primarily due to the amortization of goodwill associated with acquisitions, as well as increases in SG&A expenses as a result of acquisitions. For the nine months ended June 28, 1998, SG&A increased 35.9% to $23,627,000 from $17,390,000 in the comparable period last year. As a percentage of net revenue, SG&A expenses decreased to 12.4% for the quarter ended June 28, 1998 from 13.9% for the comparable period last year, and for the nine months ended June 28, 1998, SG&A expenses decreased to 11.8% from 13.1% for the comparable period last year. These decreases were primarily attributable to increases in net revenue volume without commensurate increases in SG&A expenses.

     For the quarter ended June 28, 1998, net interest expense of $510,000 was recognized compared to net interest income of $4,000 in the quarter ended June 29, 1997, primarily due to interest on borrowings on the Company's revolving credit facility related to acquisitions. For the nine months ended June 28, 1998, net interest expense increased to $1,179,000, compared to net interest income of $83,000 in the prior year. This increase was also the result of interest on acquisition related borrowings.

     Income tax expense increased to $4,214,000 and $10,822,000 for the quarter and nine months ended June 28, 1998, respectively, from $2,567,000 and $6,464,000 for the comparable prior year period due to higher income before income taxes and the non-deductibility of certain goodwill amortization for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 28, 1998, the Company's cash and cash equivalents totaled $6,872,000. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility of $55,000,000. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $10,000,000 outstanding at any one time. As of June 28, 1998, outstanding borrowings totaled $29,500,000 and standby letters of credit totaled $1,780,000. Subsequent to June 28, 1998, the Company amended the Credit Agreement to provide for a revolving credit facility of $70,000,000 and standby letters of credit up to an aggregate sum of $20,000,000 in order to support the July 9, 1998 acquisition of McNamee, Porter & Seeley, Inc. as described in Note 6. SUBSEQUENT EVENT.

     In the nine months ended June 28, 1998, cash used in operating activities was $1,854,000 compared to $5,035,000 for the comparable prior year period. The decrease is primarily attributable to the timing of invoicing and payments to subcontractors. The Company has targeted, as an ongoing practice, to increase its efficiency in the timing of invoicing and to accelerate the collecting of receivables. For the nine months ended June 28, 1998, cash used in investing activities was $28,322,000 compared to $2,912,000 for the comparable prior year period. This increase was primarily due to business acquisitions. For the nine months ended June 28, 1998, cash provided by financing activities was $24,786,000 compared to $14,611,000 for the comparable prior year period. This increase was primarily attributable to the incurrence of long-term debt related to acquisitions.

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

     The Company is working to resolve the potential impact of the year 2000 on its business processes and the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company began its risk assessment in 1995. Since that time, the Company has procured certain financial reporting systems that are deemed to be year 2000 compliant. To date, the Company has spent approximately $1,200,000 on the procurement of these systems, the conversion of data from historical systems to these systems, and on implementation and testing of these systems. The Company has not completed its full assessment, but currently believes that the cost of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                                  RISK FACTORS


     STATEMENTS REGRARDING THE COMPANY'S PERFORMANCE PROSPECTS COULD CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISK AND UNCERTAINTIES SUCH AS THE LEVEL OF DEMAND FOR THE CONPANY'S SERVICES, FUNDING DELAYS FOR PROJECTS, LACK OF REGULATORY CLARITY AFFECTING THE MARKETPLACE AND INDUSTRY-WIDE COMPETITIVE FACTORS. THE FOLLOWING RISK FACTORS SHOULD BE REVIEWED IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

     POTENTIAL LIABILITY AND INSURANCE. Because of the type of projects in which the Company is or may be involved, the Company's current and anticipated future services may involve risks of potential liability under Superfund, common law or contractual indemnification agreements. It is difficult to assess accurately the magnitude of potential risk to the Company.

     The Company maintains two comprehensive general liability policies, both in the amount of $1,000,000. These policies, together with two $9,000,000 umbrella policies, provide total general liability coverage of $10,000,000 for the resource management and infrastructure business areas and coverage of $10,000,000 for the telecommunications business area. The Company's professional liability insurance (E&O) policy, which includes pollution coverage, for 1998 provides $10,000,000 in coverage for resource management and infrastructure business areas, with a $100,000 self-insured retention. The same E&O policy covers the telecommunications business area with a sublimit of $1,000,000 for each claim and $1,000,000 in the aggregate. The Company procures insurance coverage through a broker who is experienced in the engineering field. The broker, together with the Company's Risk Manager, reviews the Company's risk/insurance programs with those of the Company's competitors and clients. This review, combined with historical experience, claims history and contractual requirements, allows the Company to determine the adequate amount of insurance. However, because there are various exclusions and retentions under the Company's insurance policies, there can be no assurance that all liabilities that may be incurred by the Company are subject to insurance coverage. In addition, the E&O policy is a "claims made" policy which only covers claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, would not be covered by the policy. In the event the Company expands its services into new markets, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits. The premiums to be paid by the Company for its E&O policies during fiscal 1998 are approximately $890,000.

     The Company evaluates and determines the risk associated with uninsured claims. In the event the Company determines that an uninsured claim has potential liability, the Company establishes an appropriate reserve. The Company does not establish a reserve if it determines that the claim has no merit. The Company's historical levels of insurance coverage and reserves have been shown to be adequate. However, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company.

     SIGNIFICANT COMPETITION. The market for the Company's services is highly competitive. The Company competes with many other firms, ranging from small local firms to large national firms having greater financial and marketing
resources than the Company.   The Company performs engineering and consulting
services across a broad spectrum of business areas, primarily in the resource management, infrastructure, and the telecommunication service business areas. Services within these business areas are provided to a client base including Federal (Departments of Defense, the Interior and Energy; U.S Environmental Protection Agency; and the U.S. Postal Service), state and local agencies, as well as the commercial sector. The range of competitors for any one procurement can vary from 10 to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the customer. Historically, competition has been based primarily on the quality and timeliness of service. However, the Company believes that price has become an increasingly important competitive factor.
The Company believes that its principal competitors include Dames & Moore, Inc., E A Engineering Science & Technology, ICF Kaiser International, Inc., International Technology Corp., TRC Companies, Inc., URS Consultants, Inc., Roy
F. Weston, Inc., Castle Tower Corporation, OSP Consultants, Inc. and Mastec,
Inc.

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

     All of the Company's contracts with the Federal government are subject to audit by the government, primarily by the DCAA, which reviews the Company's overhead rates, operating systems and cost proposals. During the course of its audit, the DCAA may disallow costs if it determines that the Company improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA could have a material adverse effect on the Company. Historically, the Company has not had any material cost disallowances by the DCAA as a result of audit except as further described. There can be no assurance that DCAA audits will not result in material cost disallowances in the future. The Company's government contracts are also subject to renegotiation of profits in the event of a change in the contractual scope of the work to be performed.

     In September 1995, the Company acquired Tetra Tech EM Inc. (formerly known as PRC Environmental Management, Inc., "EMI"). EMI likewise contracts with the Federal government and such contracts are subject to the same auditing standards as those of the Company. Audits and negotiations for the years 1987 through 1993 have recently been completed and cost disallowances as a result of audit and negotiation totaled approximately $2,900,000. Audits for the years 1994 and 1995 have yet to be completed. At the time of acquisition, reserves for such cost disallowances were established. The Company does not believe that the ultimate resolution of such audits and disallowances will have a material adverse effect on the Company.

     The Company enters into various contracts with its clients, which include fixed-price contracts. To date, in fiscal 1998, 27.3% of the Company's net revenue was derived from fixed-price contracts. Under a fixed-price contract, the customer agrees to pay a specified price for the Company's performance of the entire contract. Fixed-price contracts carry inherent risks, including risks of losses from underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. Losses under fixed-price contracts, should they occur, could have a material adverse effect on the Company.

     The Company contracts with both domestic and international customers. Certain contracts with international customers are denominated in a currency other than the U.S. dollar. Contracts denominated in any currency other than the U.S. dollar contain certain inherent risks, including risks on foreign currency translation and risks in expatriating funds from foreign countries. To date, in fiscal 1998, 2.7% of the Company's net revenue was derived from the international marketplace. To the extent the Company's net revenue derived from the international marketplace increases, so increases risks associated in realizing the full contract value of those contracts denominated in foreign currencies. The Company is currently evaluating options to hedge future potential losses from foreign currency transactions.

     CONFLICTS OF INTEREST. Many of the Company's clients are concerned about potential or actual conflicts of interest in retaining consultants and engineers. For example, Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company in certain cases from bidding for or performing contracts resulting from or relating to certain work the Company has performed for the government. In addition, services performed for a private client may create a conflict of interest which precludes or limits the Company's ability to obtain work from other public or private entities. The Company has, on occasion, declined to bid on a project because of an actual or potential conflict of interest.

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

                          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On March 26, 1998, the Company acquired 100% of the capital stock of C.D.C. Engineering, Inc., a California corporation (CDCE), through the merger of the Company's wholly-owned subsidiary with and into CDCE (the "CDCE Merger").
In connection with the CDCE Merger, subsequent to the purchase price adjustment required by the Agreement and Plan of Reorganization relating to the CDCE Merger, the Company issued an aggregate of 56,848 shares of its common stock, $.01 par value ("Common Stock") to the former shareholders of CDCE. For purposes of the CDCE Merger, each share of Common Stock was valued at $23.375. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

        On July 9, 1998, the Company acquired 100% of the capital stock of McNamee, Porter & Seeley, Inc., a Michigan corporation (MPS), through stock purchases from the former shareholders of MPS (the "Stock Purchase"). In connection with the Stock Purchase, the Company issued an aggregate of 219,911 shares of Common Stock to the former shareholders of MPS. For purposes of the Stock Purchase, each share of Common Stock was valued at $23.51. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

           3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

           3.2 Bylaws of the Company as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).

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

           10.5 Fifth Amendment dated as of July 6, 1998 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association.

           10.6 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc., Hydro-Search, Inc., PRC Environmental Management, Inc. and Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

           10.7 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

           10.8 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1,
                  1995).

           10.9 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

           10.10 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

           10.11 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

           10.12 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

           10.13 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

           10.14 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

           10.15 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

           10.16 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

           10.17 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

           10.18 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

           10.19 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

           10.20 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).

           10.21 Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

           10.22 Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto.

           11     Computation of Net Income Per Common Share.

           27     Financial Data Schedule.


(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: August 11, 1998   TETRA TECH, INC.

                              By:
                                  ---------------------------------------------
                                  Li-San Hwang
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                              By:
                                  ---------------------------------------------
                                  James M. Jaska
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)