Form 10-K
period 1998-10-04
TETRA TECH INC
filed 1998-12-31
CIK 831641

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K

(MARK ONE)

     /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 4, 1998.
     / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to__________.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 18, 1998 was $577,495,874.

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 28,666,131 on December 18, 1998.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 4, 1998 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for our 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                       PART I

ITEM 1.         BUSINESS.

       Tetra Tech, Inc. is a leading provider of specialized management consulting and technical services in three principal business areas: resource management, infrastructure and communications. As a specialized management consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. Our management consulting services are complemented by our technical services. These technical services, which implement solutions, include research and development, applied science, engineering and architectural design, construction management, and operations and maintenance. Our clients include a diverse base of public and private organizations located in the United States and internationally.

       Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. We have more than 3,600 employees worldwide, 3,500 of whom are located in North America in more than 100 locations. In addition, we have established a presence in Asia, South America and Europe. From fiscal 1991 through fiscal 1998, we generated a net revenue compounded annual growth rate of approximately 34.2%, and achieved a net income compounded annual growth rate of approximately 36.4%.

INDUSTRY OVERVIEW

       Due to increased competition, changing regulatory environments and rapid technological advancement, many organizations face new and complex challenges. Increasingly, these organizations are turning to professional services firms to assist them with addressing these challenges. Since each industry presents its own unique set of challenges, organizations often seek professional service firms with industry-specific expertise to analyze their problems and develop appropriate solutions. These solutions are then implemented by firms possessing the required engineering and technical service capabilities. Each of the following three business areas faces its own unique set of problems:

       RESOURCE MANAGEMENT. The world's natural resources, including water, air and soil, are interdependent, creating a delicate balance. Factors such as agricultural and residential development, commercial construction and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. To comply with environmental laws and regulations, respond to public pressure and attain operating efficiencies, public and private organizations are increasing their focus on resource management. Two areas particularly affected by these trends are water management and waste management.

             - Water Management. Insufficient water supplies, concern over the cost, quality and availability of water and the need in many parts of the world to replace aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. According to the U.S. Environmental Protection Agency (EPA), contamination of groundwater and surface water resulting from agricultural, residential, commercial and industrial development is one of the most serious environmental problems facing the United States. To alleviate these social and economic concerns, public and private organizations seek water management advice. According to the ENVIRONMENTAL BUSINESS JOURNAL, the size of the consulting, engineering services and wastewater treatment segments of the water management industry totaled more than $30 billion in 1997.

             - Waste Management. In the past, many waste disposal practices caused significant environmental damage. Since the 1970s, more stringent controls on municipal and industrial waste have been established by governments around the world to protect the environment. Recently, the Federal government has committed approximately $15 billion to various environmental initiatives in an attempt to curb pollution, accelerate toxic waste cleanups and combat other forms of pollution. Organizations seek waste management advice to comply with complex and evolving environmental regulations, to minimize the economic impact of waste generation and disposal, and to realize significant costs savings through increased operating efficiencies.

       INFRASTRUCTURE. Continued population and economic growth places significant strain on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, roads, pipelines, communication and power networks, and educational, recreational and correctional facilities. Additionally, as existing facilities age, they require upgrading or replacement. Further, the trend toward privatization of infrastructure is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient systems. These factors drive the need for development and planning services that are often provided by consulting firms. According to the ENGINEERING NEWS-RECORD, the market opportunity in the United States for technical services in infrastructure development including water and wastewater, transportation, hazardous waste, and educational, recreational and correctional facilities, ranges from $15 to $20 billion.

       COMMUNICATIONS. Technological change and government deregulation have spurred sweeping changes in the communications industry. Local and long-distance telephone companies, cable operators and wireless service providers are penetrating each other's markets and trying to establish a foothold in new markets created by new technologies. For example, traditional cable operators are installing advanced capabilities such as digital cable, cable modem, cable telephony and other high-speed data transmission services. At the same time, various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers will increasingly turn to professional service firms for advice and assistance in planning, deploying and maintaining their communications networks.

       Organizations within each of the above business areas face unique problems but often lack the internal resources and experience necessary to identify issues and evaluate possible solutions. As a result, many of these organizations rely on advice from outside management consultants. Most consulting companies provide limited front-end problem assessment and solution design and require clients to engage other engineering and technical services companies to implement recommended solutions. A significant opportunity exists for consulting companies that not only develop, but also implement, solutions. These professional service firms are often in the best position to help clients respond to the challenges they face.

THE TETRA TECH SOLUTION

       Tetra Tech provides the specialized management consulting services that assist clients in identifying industry-specific problems and defining appropriate solutions. We also provide the technical services required to implement these solutions. We believe that we are a leader in this market and that the following factors distinguish us from our competitors:

       UNDERSTANDING CLIENT NEEDS. The ability to identify client needs is essential to strategic planning and execution. Even before the proposal process begins, we assist our clients by helping them define their business objectives and strategies and identify issues that are critical to their success. We strive to develop numerous contacts at various levels within our clients' organizations to help us identify the key issues from a variety of perspectives. We believe that our long history and exposure to a broad client base increase our awareness of the issues being confronted by organizations and thereby help us identify and solve our clients' problems.

       CAPITALIZING ON OUR EXTENSIVE TECHNICAL EXPERIENCE. Since our inception in 1966, we have provided innovative consulting and engineering services, historically focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other areas, including infrastructure and communications. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems without the time-consuming process of developing new approaches.

       OFFERING A FULL RANGE OF SERVICES. Our depth of consulting and technical skills allows us to respond to client needs at every phase of a project, including initial planning, research and development, applied science, engineering and architectural design, and construction management. Once a particular project is completed, we are able to offer our clients additional value-added services such as operations and maintenance. Our expertise across industries and our broad service offerings enable us to be a single source provider to our clients.

       PROVIDING BROAD GEOGRAPHIC COVERAGE AND LOCAL EXPERTISE. We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. Our historical geographic base was primarily in the western portion of the United States. However, we currently have operations in more than 40 states. We have also increased our international presence, and we now have operations in Canada, Taiwan, the Philippines, Argentina, Chile, Brazil and the Czech Republic.

COMPANY STRATEGY

       Our objective is to become the leading provider of specialized management consulting and technical services in our chosen business areas. To achieve this objective, we plan to continue the following primary strategies that we believe have been integral to our success:

       IDENTIFY AND EXPAND INTO NEW BUSINESS AREAS. We use our management consulting services and certain of our technical services as an entry point to evaluate and to enter new business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our provision of site acquisition services to communications industry participants, we identified infrastructure services within the communications industry as an appropriate area into which we could expand our operations.

       EXPAND SERVICE OFFERINGS AND GEOGRAPHIC PRESENCE THROUGH
ACQUISITIONS. We believe that acquisition opportunities exist that will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will enable us to consolidate our position in certain key business areas, such as communications, or further strengthen our position in our more established service offerings. We believe that our reputation and public company status make us an attractive partner and provide us with an advantage in pursuing acquisitions.

       FOCUS ON GOVERNMENT PROJECTS. We intend to continue marketing to government organizations and bidding for government projects to stay on the leading edge of policy development. This experience helps us identify market opportunities and enhances our ability to serve other public and private clients. Additionally, government contracts provide more predictable revenues than private sector contracts.

       MANAGE INTERNAL FINANCIAL CONTROLS. We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through the prompt billing and collection of accounts receivables, the negotiation of favorable contract terms and the management of our contract performance to prevent cost overruns. We believe that this approach to managing our financial affairs enables us to improve our cash position and thereby fund acquisitions and internal growth.

       LEVERAGE EXISTING CLIENT BASE. Some of our clients engage us to provide limited services. We believe that we can increase our revenue by selling additional services to our existing client base. For example, we may be able to secure an operations and maintenance contract after working with a client on the design and construction phases of a facility. In addition, we believe that our ability to offer a full spectrum of services will allow us to grow our business and compete more effectively for larger projects.

SERVICES

       We provide our clients with comprehensive management consulting and technical services that focus on our clients' industry-specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under 1,000 active contracts, ranging from small site investigations to large, complex infrastructure projects. Our service offerings include:

      - MANAGEMENT CONSULTING to assist clients in identifying and addressing operational and competitive problems they face within their industries;

      - RESEARCH AND DEVELOPMENT to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging from microscopic to global;

      - APPLIED SCIENCE to assess all aspects of problems and develop practical and cost-effective solutions through the application of new technology and data interpretation;

      - ENGINEERING AND ARCHITECTURAL DESIGN to provide services from concept development and initial planning and design through project completion;

      - CONSTRUCTION MANAGEMENT to provide experienced and specialized construction managers to assist clients in minimizing the risk of cost overruns, delays and contractual conflicts; and

      - OPERATIONS AND MAINTENANCE to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce operating costs.

BUSINESS AREAS

       We provide our services in the following three principal business areas: resource management, infrastructure and communications.

RESOURCE MANAGEMENT

       One of our major concentrations is water resource management, where we have a leadership position in understanding the interrelationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. We provide comprehensive services, including management consulting, research and development, applied science, engineering and architectural design, construction management, and operations and maintenance. Our service offerings in the resource management business area are focused on the following project areas:

      SURFACE WATER PROJECTS: Public concern with the quality of rivers, lakes and streams as well as coastal and marine waters and the ensuing legislative and regulatory response is driving demand for our services. Over the past 32 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the

      EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

      GROUNDWATER PROJECTS: Groundwater is the source of drinking water for approximately 50% of the U.S. population and accounts for approximately 25% of all water consumed for residential, industrial and agricultural purposes. Our activities in the groundwater field are diverse and typically include projects such as investigating and identifying sources of chemical contamination, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

      WASTE MANAGEMENT PROJECTS: We currently provide a wide range of engineering and consulting services for hazardous waste contamination and remediation projects, from initial site assessment through design and implementation phases of remedial solutions. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We also provide waste minimization and pollution prevention services, and evaluate the effectiveness of innovative technologies and novel solutions to environmental problems.

      NUCLEAR ENVIRONMENTAL PROJECTS: The DOE's nuclear weapons plants and research laboratories face a wide variety of environmental challenges including groundwater and surface water contamination, hazardous waste management and environmental compliance. Our services include environmental impact analyses and documentation, environmental audits and risk assessments, regulatory compliance support, groundwater characterization, remedial investigation/feasibility studies, and project management and oversight. Our environmental analyses provide the DOE with information it requires in order to make decisions regarding the storage or disposition of surplus materials from dismantled nuclear weapon components.

      REGULATORY COMPLIANCE PROJECTS: Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act and other environmental laws. Although we provide services to both public and private clients, our current emphasis is on providing regulatory compliance services to the Army, Navy and Air Force.

INFRASTRUCTURE

       In the infrastructure area, we focus on the development of water resource projects, institutional facilities, commercial, recreational and leisure facilities and transportation projects. These facilities are an essential part of everyday life and also sustain economic activity and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering and architectural design, construction management, and operations and maintenance. Our service offerings in the infrastructure business area are focused on the following project areas:

      WATER RESOURCE PROJECTS: Our technical services are applied to all aspects of water quantity and quality management ranging from stormwater management through drainage and flood control projects to major water and wastewater treatment plants. Our experience includes planning, design and construction services for drinking water projects, the design of water treatment facilities and reservoirs, and the design of distribution systems including pipelines and pump stations. Our capabilities are also applied to specialized technical challenges associated with the design and construction of fisheries and hatcheries worldwide.

      INSTITUTIONAL FACILITIES PROJECTS: We provide architectural engineering and construction services for projects including site planning for land development, complete architectural design, interior design, civil/structural engineering and mechanical/electrical engineering of multi-story facilities. We have completed engineering and construction projects for a wide range of clients with specialized needs such as security systems, clean rooms, laboratories and emergency preparedness facilities.

      COMMERCIAL, RECREATIONAL AND LEISURE FACILITIES PROJECTS: We specialize in the planning and design of water-related entertainment and leisure facilities from theme park attractions to large marine aquariums. Our projects also include hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects worldwide.

      TRANSPORTATION PROJECTS: We provide architectural, engineering and construction services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations and expansion of airports. We have also completed numerous transportation projects including bridges, major highways, and repair, replacement and upgrading of older transportation facilities.

COMMUNICATIONS

       In the communications area, we focus on the delivery of technical solutions necessary to build and manage communications infrastructure projects. Our capabilities support a wide range of technologies including broadband and wireless communications. Our communications clients seek management consulting, applied science, engineering and architectural design, and construction management services. Our service offerings in the communications business area are focused on the following project areas:

      NETWORK FEASIBILITY PROJECTS: We apply our technical services to all aspects of assessing the feasibility of network systems development, expansion and upgrades for our clients. Our experience includes feasibility and remote site selection studies, cost-benefit modeling and market assessments. We also assist network service providers with technical requirements definition, sensitivity/risk analysis and key economic projections.

      NETWORK PLANNING PROJECTS: We specialize in network planning, including short- and long-term network configuration and development planning. We develop outside plant designs, civil engineering and regulatory compliance assessment and support efforts. In addition, our projects have included employment analysis, staffing, logistics, planning, and materials provisioning and management.

      NETWORK ENGINEERING PROJECTS: We provide a full range of onsite and offsite premises engineering and support services for projects ranging from developing computer aided design workprints to field surveys. Our experience includes digital evaluation and terrain modeling, right-of-way permitting and site acquisition for wireless and broadband networks. In addition, we have performed outside and inside plant design projects for twisted pair, coaxial fiber optic and copper cable networks, and wireless networks.

      NETWORK DEVELOPMENT PROJECTS: We have performed both inside and outside plant projects for major network service providers in both the broadband and wireless sectors. Our construction projects include urban and long haul underground cable installation. We have also applied our capabilities to wireless cell site construction and aerial cable placement.

       The following table presents brief examples of specific projects in our three primary business areas:

BUSINESS AREA                                REPRESENTATIVE PROJECTS
---------------------------  --------------------------------------------------------
Resource Management          - Currently conducting a remedial design/remedial action
                             for contaminated groundwater at a Superfund site in
                               Hendersonville, North Carolina for a private
                               corporation.

                             - Currently providing program management and technical
                               support for the Comprehensive Long-term Environmental
                               Action Navy (CLEAN) program under several ten-year
                               contracts. Activities include installation,
                               restoration, base realignment and closure, and
                               underground storage tank programs.

                             - Currently serving as prime contractor for environmental operations and maintenance services at
                               Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, and air monitoring and other services.

Infrastructure               - Completed the development and analysis of alternative
                             flood control measures for the Los Angeles River.

                             - Currently providing design and program management for
                               Taiwan's National Museum of Marine Biology/Aquarium.
                               Responsible for civil, structural and mechanical
                               engineering and for aquatic life support systems.
                               Designed water, wastewater and parking facilities.

                             - Selected by Texas Parks and Wildlife Department as the
                               prime contractor to plan and develop a new,
                               state-of-the-art, marine fish hatchery and visitor
                               center at Lake Jackson, Texas. Provided design and
                               construction administration, and engineering and
                               bioengineering for all life support systems.

Communications               - Provided site acquisition, obtained entitlements,
                             supervised construction and installation of equipment,
                               and provided program management services for a
                               Canadian corporation.

                             - Supported the initiative to enhance Emergency 911 services and to improve the dispatch of emergency services to Henrico County near Richmond, Virginia.
                               Assisted in the buildout of the Emergency 911 communications network through installation of antennas, coaxial cables, microwave dishes and elliptical waveguides.

                             - Currently redesigning and reconstructing 25% of Tele-
                               Communications Inc.'s U.S. cable TV networks under a
                               turnkey contract.

CLIENTS

       We have developed a diverse client base of over 700 clients both in the public and private sectors. During fiscal 1998, the DOD, EPA and DOE accounted for 26.2%, 17.1% and 3.5%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No private sector client accounted for more than 10% of our net revenue in fiscal 1998.

       The following table presents a list of representative clients in our three primary business areas:

                                                         REPRESENTATIVE CLIENTS
---------------------  -------------------------------------------------------------------------------------------
    BUSINESS AREA           FEDERAL GOVERNMENT           STATE, COUNTY AND LOCAL                PRIVATE
---------------------  -----------------------------  -----------------------------  -----------------------------
RESOURCE MANAGEMENT    U.S. Environmental Protection  California Department of       Lockheed Martin Corporation;
                       Agency; U.S. Air Force; U.S.   Health Services; Washington    Merck & Co.; General Electric
                       Navy; U.S. Army; U.S. Coast    Department of Ecology; Prince  Company; Westwood Squibb
                       Guard; U.S. Forest Service     Georges County, Maryland;      Pharmaceuticals, Inc.
                                                      Clarmont County, Ohio; City
                                                      of San Jose, California

INFRASTRUCTURE         U.S. Army Corps of Engineers;  City of Tucson, Arizona; City  Universal Studios, Inc.;
                       U.S. Bureau of Reclamation;    of Breckenridge, Colorado;     Boeing Corporation; E.I.
                       U.S. Air Force; Federal        Washington Department of       DuPont de Nemours and
                       Emergency Management Agency    Transportation; City of        Company; Ford Motor Company
                                                      Detroit, Michigan; City of
                                                      Portland, Oregon; Texas Parks
                                                      and Wildlife Department; King
                                                      County, Washington; Delaware
                                                      Department of Transportation;
                                                      Delaware Department of
                                                      Corrections

COMMUNICATIONS                                        Henrico County, Virginia       AT&T Wireless Services;
                                                                                     Nextel Communications, Inc.;
                                                                                     AirTouch Communications,
                                                                                     Inc.; Motorola, Inc.; Sprint
                                                                                     Communications Company; TCI

CONTRACTS

       We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 1998, 26.1%, 33.5% and 40.4% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.

       Some contracts made with the Federal government are subject to annual approval of funding. Federal government agencies may impose spending restrictions that limit the continued funding of our existing contracts with the Federal government and may limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on us. To date, spending limitations have not had a significant effect on us. All contracts made with the Federal government may be terminated by the government at any time, with or without cause.

       Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us in certain cases from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a private client may create conflicts of interest that preclude or limit our ability to obtain work for another private organization. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing potential conflict of interest. However, we have not experienced disqualification during a bidding or award negotiation process by any government or private client as a result of a conflict of interest.

       Our contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (DCAA). The DCAA generally seeks to (1) identify and evaluate all activities which either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor's policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability, evaluates the accuracy, reliability and reasonableness of our cost representations and records, and assesses compliance by us with Cost Accounting Standards and defective-pricing clauses found within the Federal Acquisition Regulations. The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the allowability and applicability of Cost Accounting Standards. The DCAA also audits cost-based contracts, including the close-out of those contracts.

       The DCAA also reviews all types of proposals, including those of award, administration, modification and repricing. Factors considered are our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level that has a significant effect on the performance of future government contracts is also conducted during the proposal review period.

       During the course of its audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

       In September 1995, we acquired PRC Environmental Management, Inc. (EMI). The Defense Contract Audit Agency (DCAA) recently completed an audit of EMI for the fiscal years 1987 through 1995. As a result of the completed audit and our negotiations with the DCAA, the DCAA disallowed approximately $2.9 million in costs. Because we were aware of these issues prior to completing the acquisition, we established a sufficient reserve and, consequently, the disallowance did not have a material adverse effect on our business.

       Due to the severity of the legal remedies available to the government, including the required payment of damages and/or penalties, criminal and civil sanctions, and debarment, we maintain controls to avoid the occurrence of fraud and other unlawful activity. In addition, we maintain preventative audit programs to ensure appropriate control systems and mitigate control weaknesses.

       We provide our services under contracts, purchase orders or retainer letters. Our policy provides that, where possible, all contracts will be in writing. We bill all of our clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Generally, our contracts do not require that we provide performance bonds. A performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits. To date, we have not incurred material damages beyond the coverage of any performance bond.

       Most of our agreements permit termination by the clients upon payment of fees and expenses through the date of the termination.

MARKETING

       We utilize both a centralized corporate marketing department and local marketing groups within each of our operating units. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large Federal programs, positions us for new business areas, selects appropriate partners, if any, for new projects and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities firm-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings, telemarketing and public and media relations.

       We also perform marketing activities through our local offices. We believe that these offices have a greater understanding of local environmental issues, laws and regulations and, therefore, can better target their marketing activities. These marketing activities are coordinated by full time marketing staff located in certain of our offices. These activities include meetings with potential clients and state, county and municipal regulators, presentations to civic and professional organizations and seminars on current regulatory topics.

COMPETITION

       The market for our services is highly competitive. We compete with many other firms, ranging from small local firms to large national firms that may have greater financial and marketing resources. We perform a broad spectrum of engineering and consulting services across the resource management, infrastructure and communications business areas. Services within these business areas are provided to a client base which includes Federal agencies, such as the DOD, the DOE, the Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the private sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from 10 to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms based primarily on the quality and timeliness of the firm's service. However, we believe that price has become an increasingly important competitive factor. We believe that if this trend continues it could have a material adverse effect on our operating margins and profitability.

       We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd., Dames & Moore Group; EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group Inc.; Mastec, Inc.; Montgomery Watson; OSP Consultants, Inc.; Roy F. Weston, Inc.; and URS Greiner Corporation.

BACKLOG

       At October 4, 1998, our gross revenue backlog was approximately $405.0 million, compared to $217.5 million at September 28, 1997. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $329.6 million of the gross revenue backlog at October 4, 1998 will be recognized during fiscal 1999. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we would not recognize revenue.

ENVIRONMENTAL LEGISLATION

       Our clients have become subject to an increasing number of frequently overlapping Federal, state and local laws concerned with the protection of the environment, as well as regulations promulgated by administrative agencies pursuant to these laws. We provide services with respect to Federal environmental laws, and regulations including: the Clean Water Act; the Resource Conservation and Recovery Act; CERCLA; the National Environmental Policy Act; the Safe Drinking Water Act; and other laws.

POTENTIAL LIABILITY AND INSURANCE

       Our business activities could expose us to potential liability under various environmental laws such as CERCLA. In addition, we occasionally contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

       We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. These policies are "claims made" policies. This means that only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if based on events or acts that occurred during the term of the policy.

       We obtain insurance coverage through a broker who is experienced in the engineering field. The broker, together with our Risk Manager, periodically review the adequacy of our insurance programs. However, because there are various exclusions and retentions under our insurance policies, there can be no assurance that all potential liabilities will be covered by our insurance. Further, in the event we expand our services into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage.

       We evaluate the risk associated with uninsured claims. If we determine that an uninsured claim has potential liability, we establish an appropriate reserve. A reserve is not established if we determine that the claim has no merit. Our historic levels of insurance coverage and reserves have been adequate. However, a partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business.

EMPLOYEES

       At October 4, 1998, we had 3,662 total employees or 3,077 full-time equivalent employees. Of the 3,662 total employees, 2,144 are professionals. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, toxicologists and project managers. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. Three employees of one of our subsidiaries will be represented by a labor organization. Management considers its relations with our employees to be good.

       In addition, we supplement our consultants on certain engagements with independent contractors. We believe that the practice of retaining independent contractors on a per engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

                                  RISK FACTORS

       SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OF OUR FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS ANNUAL REPORT ON FORM 10-K, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS AND THAT UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

       A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1998, we purchased ten companies in five separate transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

      - We may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

      - We compete with others to acquire companies. We believe that this competition will increase and may result in decreased availability or increased price for suitable acquisition candidates;

      - We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

      - We may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company;

      - We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures;

      - These acquired companies may not perform as we expect;

      - We may find it difficult to provide a consistent quality of service across our geographically diverse operations; and

      - If we fail to successfully integrate any acquired company, our reputation could be damaged. This could make it more difficult to market our services or to acquire additional companies in the future.

In addition, our acquisition strategy may divert management's attention away from our primary service offerings, result in the loss of key clients or personnel and expose us to unanticipated liabilities.

       Finally, acquired companies that derive a significant portion of their revenues from the Federal government and that do not follow the same cost accounting policies and billing procedures as we do may be subject to larger cost disallowances for greater periods than we are. If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

       Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

      - The seasonality of the spending cycle of our public sector clients, notably the Federal government;

      - Employee hiring and utilization rates;

      - The number and significance of client engagements commenced and completed during a quarter;

      - Delays incurred in connection with an engagement;

      - The ability of our clients to terminate engagements without penalties;

      - The size and scope of engagements;

      - The timing and size of the return on investment capital; and

      - General economic and political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

POTENTIAL VOLATILITY OF OUR STOCK PRICE

       The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

      - Quarter to quarter variations in our operating results;

      - Changes in environmental legislation;

      - Changes in investors' and analysts' perception of the business risks and conditions of our business;

      - Broader market fluctuations; and

      - General economic or political conditions.

MANAGEMENT OF GROWTH

       We are growing rapidly. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and human resource management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels, could have a material adverse effect on our business.

RELIANCE ON KEY PERSONNEL AND QUALIFIED PROFESSIONALS

       We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from the principal stockholders of each of the companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were not equity holders of these companies. We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

       Our future growth and success depends on our ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and we may not be able to attract and retain such professionals.

DEPENDENCE UPON EXISTING LAWS AND REGULATIONS

       A significant amount of our resource management business is generated either directly or indirectly as a result of existing Federal and state governmental laws, regulations and programs. Any changes in these laws or regulations that reduce funding or affect the sponsorship of these programs could reduce the demand for our services and could have a material adverse effect on our business.

CONCENTRATION OF REVENUES

       Agencies of the Federal government are among our most significant clients. During fiscal 1998, approximately 46.8% of our net revenue was derived from three federal agencies as follows: 26.2% of our net revenue was derived from the Department of Defense (DOD), 17.1% from the Environmental Protection Agency (EPA), and 3.5% from the Department of Energy (DOE). Some of our contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

       Additionally the failure of clients to pay significant amounts due us for our services could adversely affect our business. For example, we recently received notification from a federal government agency that we are entitled to payments in excess of our billings. However, the agency involved must obtain specific funding approval for amounts owed to us and there can be no assurance this funding approval will be obtained.

RISKS ASSOCIATED WITH GOVERNMENTAL AUDITS

       Our contracts with the Federal government and other governmental agencies are subject to audit. Most of these audits are conducted by the Defense Contract Audit Agency (DCAA), which reviews our overhead rates, operating systems and cost proposals. The DCAA may disallow costs if it determines that we accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA, or other governmental auditors, could have a material adverse effect on our business.

       In September 1995, we acquired PRC Environmental Management, Inc. (EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. The DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1995. As a result of these audits and our negotiations with the DCAA, the DCAA disallowed approximately $2.9 million in costs.

FIXED PRICE CONTRACTS

       We enter into various contracts with our clients, including fixed-price contracts. In fiscal 1998, approximately 26.1% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. If we incur losses under fixed-price contracts it could have a material adverse effect on our business.

DEPENDENCE ON SUBCONTRACTORS

       Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In fiscal 1998, subcontractor costs comprised 22.3% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

SIGNIFICANT COMPETITION

       We provide specialized management consulting and technical services to a broad range of public and private sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms which have greater financial and marketing resources than we do.

       We focus primarily on the resource management, infrastructure and communications business areas. We provide services to our clients which include Federal, state and local agencies, and organizations in the private sector.

       We compete for projects and engagements with a number of competitors which can vary from 10 to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor.

       We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd.; Dames & Moore Group; EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group Inc.; Mastec, Inc.; Montgomery Watson; OSP Consultants, Inc.; Roy F. Weston, Inc.; and URS Greiner Corporation.

POTENTIAL LIABILITY AND INSURANCE

       Our services involve significant risks of professional and other liabilities which may substantially exceed the fees we derive from our services. Our business activities could expose us to potential liability under various environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). In addition, we sometimes contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

       We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. We believe that our insurance policies are adequate for our business operations. These policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance may not protect us against liability because our policies typically have various exclusions and retentions. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse affect on our business.

CONFLICTS OF INTEREST

       Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a private client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects because of these conflicts of interest issues.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

       In fiscal 1998, approximately 3.2% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

YEAR 2000

       We are working to resolve the potential impact of the year 2000 on our business operations and the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

       We utilize a number of computer programs across our entire operation. The primary information technology systems we utilize are the accounting and financial and human resource information management systems. We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as year 2000 compliant by our vendors. Currently, approximately 72% of our gross revenue is recognized on these year 2000 compliant systems. We believe that our financial and accounting and human resource management information systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000. We may fail, however, in updating our various systems to be year 2000 compliant in a timely manner.

       We have extensive business with the Federal government. Should the Federal government, especially the Department of Defense (DOD), experience significant business interruptions relating to non-year 2000 compliance, our business could be materially impacted. To the extent that other third parties which we rely upon, such as banking institutions, clients and vendors, are unable to address their year 2000 issues in a timely manner, our business could be materially impacted. We believe that the worst case scenario relating to the year 2000 would be an extensive period of time in which the Federal government and other third parties could not process payments promptly, in addition to our financial institutions not being able to supply us with our working capital needs.

       Additional risks associated with non-year 2000 compliance include:

          - Our inability to invoice and process payments;

          - Our inability to produce accurate and timely financials;

          - The impact on our profitability; and

          - Our potential liability to third parties for not meeting contracted deliverables.

IMPACT OF ANTI-TAKEOVER PROVISIONS ON OUR STOCK PRICE

       Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects. These anti-takeover effects could delay or prevent a takeover attempt that you or our other stockholders might consider in your or their best interests.

       In addition, our board of directors is authorized to issue, without obtaining stockholder approval, up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

       In the future, we may adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Certain of these measures may be adopted without any further vote or action by the stockholders.

ITEM 2.         PROPERTIES.

     Our corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 25,000 square feet of office space, and are subject to leases which expire beyond the year 2001. We lease office space in approximately 110 locations in the United States. We also rent some additional office space on a month-to-month basis.

     We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.


ITEM 3.         LEGAL PROCEEDINGS.

     We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. We believe that the resolution of these claims will not have a material effect on our financial position or results of operations. See "Item 1. Business - Potential Liability and Insurance."


ITEM 4.         SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 14, 1998, we held a special meeting of stockholders to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 30,000,000 to 50,000,000. The number of votes cast concerning this amendment was as follows:

     For:              14,029,273
     Against:              27,397
     Absentions:           10,934
     Broker non-votes:          0

                                       PART II

     The information required by Items 5 through 8 of this report is set forth on pages 19 through 42 of our Annual Report to Stockholders for the fiscal year ended October 4, 1998. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.


                                       PART III

     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Principal Stockholders, Directors and Executive Officers," "Election of Directors," and "Executive Officers, Compensation and Other Information" in our Proxy Statement for our 1999 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.


                                       PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)        1. and 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                             SCHEDULES.

                The Financial Statements filed as part of this report are listed in the accompanying index at page 19.

                3.    EXHIBITS.

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

          3.4 Certificate of Amendment of Certificate of Incorporation of the Company.

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

         10.5 Fifth Amendment dated as of July 6, 1998 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association. (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).

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

         10.22 Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).

         10.23 Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto.

         13. Annual Report to Stockholders for the fiscal year ended October 4, 1998, portions of which are incorporated by reference in this report as set forth in Part II hereof. With the exception of these portions, such Annual Report is not to be deemed filed as part of this report.

         21.    Subsidiaries of the Company.

         23.    Independent Auditors' Consent.

         27.    Financial Data Schedule.

     (b)        Reports on Form 8-K

                1. Current Report on Form 8-K for event of September 22, 1998, as filed with the Securities and Exchange Commission on October 7, 1998.

                2. Current Report on Form 8-K/A (Amendment No. 1) for event of September 22, 1998, as filed with the Securities and Exchange Commission on December 1, 1998.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TETRA TECH, INC.


     Date:  December 30, 1998      By: /s/ Li-San Hwang
                                       -------------------------------------
                                       Li-San Hwang, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                 Title                          Date
             ---------                                 -----                          ----
                                      Chairman of the Board of Directors,      December 30, 1998
         /s/ Li-San Hwang             President and Chief Executive Officer
-----------------------------------   (Principal Executive Officer)
           Li-San Hwang

                                      Vice President, Chief Financial Officer  December 30, 1998
        /s/ James M. Jaska            and Treasurer (Principal Financial and
-----------------------------------   Accounting Officer)
          James M. Jaska

       /s/ Daniel A. Whalen           Director                                 December 30, 1998
-----------------------------------
         Daniel A. Whalen

     /s/ J. Christopher Lewis         Director                                 December 30, 1998
-----------------------------------
      J. Christopher Lewis

      /s/ Patrick C. Haden            Director                                 December 30, 1998
-----------------------------------
        Patrick C. Haden

      /s/ James J. Shelton            Director                                 December 30, 1998
-----------------------------------
        James J. Shelton

                                       24

                            INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 13, 1998, appearing on pages 27 through 41 of the accompanying 1998 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and Part II information set forth on pages 19 through 26, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.


                            FINANCIAL STATEMENTS SCHEDULES

                                                                        Page No.
                                                                        --------
Report of Independent Accountants on Financial Statement
  Schedules. . . . . . . . . . . . . . . . . . . . . . . . . .             20

Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts and
  Reserves . . . . . . . . . . . . . . . . . . . . . . . . . .             21

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of October 4, 1998 and September 28, 1997, and for each of the three years in the period ended October 4, 1998, and have issued our report thereon dated November 13, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
 In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
November 13, 1998

                                   TETRA TECH, INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             FOR THE FISCAL YEARS ENDED
             SEPTEMBER 29, 1996, SEPTEMBER 28, 1997 AND OCTOBER 4, 1998

                                      Balance at      Additions      Charges to      Deductions
                                     Beginning of      through       Costs and         Net of       Balance at
                                        Period       Acquisitions     Expenses       Recoveries   End of Period
                                     ------------    ------------    ----------      -----------  -------------
Fiscal year ended September 29, 1996
Allowance for loss on accounts
  receivable . . . . . . . . . . .   $  11,153,000   $  1,365,000     $  241,000  $  (1,658,000)  $ 11,101,000

Fiscal year ended September 28, 1997
Allowance for loss on accounts
  receivable . . . . . . . . . . .   $  11,101,000   $    228,000     $  (56,000) $    (120,000)  $ 11,153,000

Fiscal year ended October 4, 1998
Allowance for loss on accounts
       receivable. . . . . . . . .   $  11,153,000   $  3,187,000     $ (334,000) $  (1,321,000)  $ 12,685,000