Form 10-K/A
period 1998-10-04
TETRA TECH INC
filed 1999-02-02
CIK 831641

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K/A
                                  (Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended October 4, 1998, as set forth below:


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


       Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of our last fiscal year, we had more than 3,600 employees worldwide, 3,500 of whom are located in North America in more than 100 locations. In addition, we have established a presence in Asia, South America and Europe. From fiscal 1991 through fiscal 1998, we generated a net revenue compounded annual growth rate of approximately 34.2%, and achieved a net income compounded annual growth rate of approximately 36.4%.


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


CLIENTS

       We have developed a diverse client base of hundreds of clients both in the public and private sectors. During fiscal 1998, the DOD, EPA and DOE accounted for 26.2%, 17.1% and 3.5%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No private sector client accounted for more than 10% of our net revenue in fiscal 1998.

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

CONTRACTS

       We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 1998, 27.3%, 30.6% and 42.1% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.


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


FIXED PRICE CONTRACTS

       We enter into various contracts with our clients, including fixed-price contracts. In fiscal 1998, approximately 27.3% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. If we incur losses under fixed-price contracts it could have a material adverse effect on our business.


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

ITEM 2.         PROPERTIES.

     Our corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 25,000 square feet of office space, and are subject to leases which expire beyond the year 2001. We lease office space in approximately 112 locations in the United States. We also rent some additional office space on a month-to-month basis.


     We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

                                       PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     OVERVIEW

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

       We derive our gross revenues from fees from professional services. Our services are billed under various types of contracts with our clients, including:

      - Fixed-price;

      - Fixed-rate time and materials;

      - Cost-reimbursement plus fixed fee; and

      - Cost-reimbursement plus fixed and award fee.

       In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in our gross revenue. Because subcontractor services can change significantly from project to project, we believe net revenue, which is gross revenue less the cost of subcontractor services, is a more appropriate measure of our performance.

       Our cost of net revenue includes professional compensation and certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our selling, general and administrative (SG&A) expenses are comprised primarily of our corporate headquarters' costs related to the executive offices, corporate accounting, information technology, marketing, and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, we include amortization of certain intangible assets resulting from acquisitions in SG&A expenses.

       We provide services to a diverse base of Federal, state and local government agencies, and private and international clients. The following table presents, for the periods indicated, the approximate percentage of our net revenue attributable to these client sectors:

                                                     PERCENTAGE OF NET REVENUE
                                               -------------------------------------
CLIENT                                         FISCAL 1996  FISCAL 1997  FISCAL 1998
---------------------------------------------  -----------  -----------  -----------
Federal government...........................        61.7%        52.3%        48.7%
State and local government...................        16.6         14.8         12.7
Private......................................        20.1         29.2         35.4
International................................         1.6          3.7          3.2
                                                    -----        -----        -----
Total........................................       100.0%       100.0%       100.0%
                                                    -----        -----        -----
                                                    -----        -----        -----

RECENT ACQUISITIONS

       As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During fiscal 1998, we purchased ten companies in the following five separate transactions:

       TETRA TECH NUS, INC. -- In December 1997, we acquired, through our wholly-owned subsidiary Tetra Tech NUS, Inc. (NUS), the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton Corporation. The purchase was valued at approximately $25.2 million. NUS is a nationwide firm providing consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions.

       WHALEN/SENTREX LLC -- In March 1998, our wholly-owned subsidiary Whalen Service Corps Inc. agreed to participate in a partnership with Sentrex Cen-Comm and ANTEC Corporation. The partnership purchased certain assets from ANTEC Corporation for a price of approximately $0.6 million. The partnership, Whalen/Sentrex LLC, a Colorado-based firm, provides nationwide design, engineering, information management and construction services to support advanced communication system upgrades to the broadband information transport industries.

       C.D.C. ENGINEERING, INC. -- In March 1998, we acquired C.D.C. Engineering, Inc. (CDE). The purchase was valued at approximately $1.5 million. CDE, a California-based consulting and engineering firm, specializes in civil engineering, transportation engineering, structural engineering and land surveying.

       MCNAMEE, PORTER & SEELEY, INC. -- In July 1998, we acquired McNamee, Porter & Seeley, Inc. (MPS). The purchase was valued at approximately $14.2 million. MPS, a Michigan-based firm, provides engineering services throughout the Midwest with expertise in the areas of water, industrial wastewater and process controls.

       SENTREX GROUP OF COMPANIES -- In September 1998, we acquired, through our subsidiary, Tetra Tech Canada Ltd., six Canadian corporations that are collectively referred to as the Sentrex Group of Companies (SGOC). The purchase was valued at approximately $19.2 million. SGOC provides engineering and technical services to the cable television, telephony and data networking industries. As a result of the SGOC acquisition, we now own 100% of Whalen/Sentrex LLC.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain operating information as a percentage of net revenue:

                                                         PERCENTAGE RELATIONSHIP TO NET
                                                                     REVENUE
                                                      -------------------------------------
                                                                FISCAL YEAR ENDED
                                                      -------------------------------------
                                                       SEPT. 29,    SEPT. 28,     OCT. 4,
                                                         1996         1997         1998
                                                      -----------  -----------  -----------
Net revenue.........................................       100.0%       100.0%       100.0%
Cost of net revenue.................................        75.8         73.9         75.2
                                                           -----        -----        -----
Gross profit........................................        24.2         26.1         24.8
Selling, general and administrative expenses........        13.2         13.2         11.4
                                                           -----        -----        -----
Income from operations..............................        11.0         12.9         13.4
Net interest income (expense).......................        (0.5)          --         (0.7)
                                                           -----        -----        -----
Income before minority interest and income tax
  expense...........................................        10.5         12.9         12.7
Minority interest...................................          --           --         (0.5)
                                                           -----        -----        -----
Income before income tax expense....................        10.5         12.9         12.2
Income tax expense..................................         4.2          5.4          5.3
                                                           -----        -----        -----
Net income..........................................         6.3%         7.5%         6.9%
                                                           -----        -----        -----
                                                           -----        -----        -----

FISCAL 1998 COMPARED TO FISCAL 1997

       NET REVENUE. Net revenue increased $106.8 million, or 56.0%, to $297.6 million in fiscal 1998 from $190.8 million in fiscal 1997. All four client sectors continued to show net revenue increases in actual dollars. These increases were attributable to increases in our existing Federal government contracts, the introduction of new lines of service in our communications business and to companies acquired in fiscal 1998. As a percentage of net revenue, increases were realized in the private sector. Net revenue from the companies acquired in fiscal 1998 totaled $72.0 million. Excluding the net revenue from these companies, we realized 18.2% growth in our net revenue. Gross revenue increased $136.2 million, or 55.2%, to $382.9 million in fiscal 1998 from $246.8 million in fiscal 1997. In fiscal 1998, subcontractor costs comprised 22.3% of gross revenue compared to 22.7% for fiscal 1997.

       COST OF NET REVENUE. Cost of net revenue increased $82.9 million, or 58.8%, to $223.9 million in fiscal 1998 from $141.0 million in fiscal 1997. As a percentage of net revenue, cost of net revenue increased from 73.9% in fiscal 1997 to 75.2% in fiscal 1998. This increase was primarily attributable to higher costs of Federal government contracts, as well as costs incurred in connection with the additional net revenue from the acquired companies. Professional compensation, the largest component of our cost of net revenue, rose as the number of our employees increased by 1,400 or 61.9%, to 3,662 in fiscal 1998 from 2,262 in fiscal 1997. Excluding the employees provided from acquired companies, our number of employees increased by 265, or 11.7%. Gross profit increased $24.0 million, or 48.1%, to $73.7 million in fiscal 1998 from $49.8 million in fiscal 1997. However, as a percentage of net revenue, gross profit decreased from 26.1% in fiscal 1997 to 24.8% in fiscal 1998, primarily due to a change in the relative mix of our Federal government contracts.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $8.7 million, or 34.7%, to $33.9 million in fiscal 1998 from $25.2 million in fiscal 1997. This increase was primarily attributable to additional headquarters' costs associated with centralizing corporate functions as well as additional amortization expense relating to acquired companies. As a percentage of net revenue, SG&A expenses decreased from 13.2% in fiscal 1997 to 11.4% in fiscal 1998 due to operating efficiencies. The amortization expenses related to acquisitions increased $1.4 million, or 89.1%, to $3.0 million in fiscal 1998 from $1.6 million in fiscal 1997.

       NET INTEREST EXPENSE. Net interest expense increased from less than $0.1 million to $1.9 million from fiscal 1997 to fiscal 1998. This increase was primarily attributable to the financing and working capital needs of certain acquisitions.

       INCOME TAX EXPENSE. Income tax expense increased $5.6 million, or 54.2% to $15.9 million in fiscal 1998 from $10.3 million in fiscal 1997. This increase was due to higher income before income taxes and an increase in our effective tax rate from 42.0% in fiscal 1997 to 43.6% in fiscal 1998. This increase was primarily attributable to amortization amounts which were not tax deductible.

FISCAL 1997 COMPARED TO FISCAL 1996

       NET REVENUE. Net revenue increased $29.8 million, or 18.5%, to $190.8 million in fiscal 1997 from $161.0 million in fiscal 1996. The increase in net revenue was primarily attributable to revenue associated with companies acquired in fiscal 1997 which totaled $24.6 million. Despite the weakened condition of the environmental industry, which was impacted by the decrease in Federal government activity, we attained a 3.2% growth in our net revenue, excluding revenue related to acquired companies. Gross revenue increased $26.7 million, or 12.1%, to $246.8 million in fiscal 1997 from $220.1 million in fiscal 1996. In fiscal 1997, subcontractor costs were 22.7% of gross revenue, compared to 26.8% for fiscal 1996. This decrease was due to the nature of the projects undertaken.

       COST OF NET REVENUE. Cost of net revenue increased $18.9 million, or 15.5%, to $141.0 million in fiscal 1997 from $122.1 million in fiscal 1996. This increase was primarily attributable to costs incurred in connection with the additional net revenue from the acquired companies. As a percentage of net revenue, cost of net revenue decreased from 75.8% in fiscal 1996 to 73.9% in fiscal 1997. Professional compensation, the largest component of our cost of net revenue, rose as the number of employees increased by 363, or 19.1%, to 2,262 in fiscal 1997 from 1,899 in fiscal 1996. Excluding the employees provided from acquired companies, our number of employees remained relatively flat. Gross profit increased $10.8 million, or 27.8%, to $49.8 million in fiscal 1997 from $39.0 million in fiscal 1996, primarily due to efficiencies in operations, acquisitions and higher profit margins realized in the acquired businesses in the communications industry.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $4.0 million, or 18.6%, to $25.2 million in fiscal 1997 from $21.2 million in fiscal 1996. However, as a percentage of net revenue, SG&A expenses remained flat at 13.2% for fiscal 1997. The amortization of intangible assets relating to acquisitions increased $0.4 million, or 29.8%, to $1.6 million in fiscal 1997 from $1.2 million in fiscal 1996.

       NET INTEREST EXPENSE. Net interest expense decreased $0.8 million to less than $0.1 million in fiscal 1997 due to the reduction of the average outstanding borrowings from fiscal 1996 to fiscal 1997.

       INCOME TAX EXPENSE. Income tax expense increased $3.4 million, or 50.6%, to $10.3 million in fiscal 1997 from $6.9 million in fiscal 1996. Our effective tax rate increased from 40.4% in fiscal 1996 to 42.0% in fiscal 1997. This increase was primarily attributable to amortization amounts which were not tax deductible.

UNAUDITED QUARTERLY OPERATING RESULTS

       The following tables set forth certain unaudited quarterly operating results for each of our last three fiscal years ended September 29, 1996, September 28, 1997 and October 4, 1998. This data is also expressed as a percentage of net revenue for the respective quarters. The information has been derived from unaudited consolidated financial statements that, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                             FISCAL 1996 QUARTER ENDED                     FISCAL 1997 QUARTER ENDED
                                 --------------------------------------------------  -------------------------------------
                                  DEC. 31,     MAR. 31,     JUN. 30,     SEP. 29,     DEC. 29,     MAR. 30,     JUN. 29,
                                    1995         1996         1996         1996         1996         1997         1997
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                      (In thousands)
Net revenue....................   $  38,023    $  40,076    $  40,314    $  42,624    $  40,423    $  43,914    $  48,621
Cost of net revenue............      29,483       30,676       30,479       31,446       31,051       33,367       35,660
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Gross profit...................       8,540        9,400        9,835       11,178        9,372       10,547       12,961
Selling, general and
   administrative expenses.....       4,810        5,281        5,329        5,798        4,979        5,655        6,754
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income from operations.........       3,730        4,119        4,506        5,380        4,393        4,892        6,207
Net interest income
   (expense)...................        (348)        (291)        (131)          (6)          49           31            4
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before minority interest
   and income tax expense......       3,382        3,828        4,375        5,374        4,442        4,923        6,211
Minority interest..............          --           --           --           --           --           --           --
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before income tax
   expense.....................       3,382        3,828        4,375        5,374        4,442        4,923        6,211
Income tax expense.............       1,353        1,531        1,750        2,220        1,846        2,051        2,567
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income.....................   $   2,029    $   2,297    $   2,625    $   3,154    $   2,596    $   2,872    $   3,644
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                                         FISCAL 1998 QUARTER ENDED
                                              ------------------------------------------------
                                  SEP. 28,     DEC. 28,     MAR. 29,     JUN. 28,     OCT. 4,
                                    1997         1997         1998         1998        1998
                                 -----------  -----------  -----------  -----------  ---------

Net revenue....................   $  57,833    $  53,664    $  71,806    $  75,149   $  96,978
Cost of net revenue............      40,941       40,339       54,786       54,405      74,341
                                 -----------  -----------  -----------  -----------  ---------
Gross profit...................      16,892       13,325       17,020       20,744      22,637
Selling, general and
   administrative expenses.....       7,785        6,146        8,148        9,333      10,286
                                 -----------  -----------  -----------  -----------  ---------
Income from operations.........       9,107        7,179        8,872       11,411      12,351
Net interest income
   (expense)...................        (104)         (73)        (596)        (510)       (731)
                                 -----------  -----------  -----------  -----------  ---------
Income before minority interest
   and income tax expense......       9,003        7,106        8,276       10,901      11,620
Minority interest..............          --           --          203        1,194          --
                                 -----------  -----------  -----------  -----------  ---------
Income before income tax
   expense.....................       9,003        7,106        8,073        9,707      11,620
Income tax expense.............       3,859        3,055        3,552        4,214       5,099
                                 -----------  -----------  -----------  -----------  ---------
Net income.....................   $   5,144    $   4,051    $   4,521    $   5,493   $   6,521
                                 -----------  -----------  -----------  -----------  ---------
                                 -----------  -----------  -----------  -----------  ---------

                                             FISCAL 1996 QUARTER ENDED                     FISCAL 1997 QUARTER ENDED
                                 --------------------------------------------------  -------------------------------------
                                  DEC. 31,     MAR. 31,     JUN. 30,     SEP. 29,     DEC. 29,     MAR. 30,     JUN. 29,
                                    1995         1996         1996         1996         1996         1997         1997
                                 -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net revenue....................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of net revenue............        77.5         76.5         75.6         73.8         76.8         76.0         73.3
                                      -----        -----        -----        -----        -----        -----        -----
Gross profit...................        22.5         23.5         24.4         26.2         23.2         24.0         26.7
Selling, general and
   administrative expenses.....        12.7         13.2         13.2         13.6         12.3         12.9         13.9
                                      -----        -----        -----        -----        -----        -----        -----
Income from operations.........         9.8         10.3         11.2         12.6         10.9         11.1         12.8
Net interest income
   (expense)...................        (0.9)        (0.7)        (0.3)          --          0.1          0.1           --
                                      -----        -----        -----        -----        -----        -----        -----
Income before minority interest
   and income tax expense......         8.9          9.6         10.9         12.6         11.0         11.2         12.8
Minority interest..............          --           --           --           --           --           --           --
                                      -----        -----        -----        -----        -----        -----        -----
Income before income tax
   expense.....................         8.9          9.6         10.9         12.6         11.0         11.2         12.8
Income tax expense.............         3.6          3.8          4.3          5.2          4.6          4.7          5.3
                                      -----        -----        -----        -----        -----        -----        -----
Net income.....................         5.3%         5.7%         6.5%         7.4%         6.4%         6.5%         7.5%
                                      -----        -----        -----        -----        -----        -----        -----
                                      -----        -----        -----        -----        -----        -----        -----

                                                          FISCAL 1998 QUARTER ENDED
                                              --------------------------------------------------
                                  SEP. 28,     DEC. 28,     MAR. 29,     JUN. 28,      OCT. 4,
                                    1997         1997         1998         1998         1998
                                 -----------  -----------  -----------  -----------  -----------
Net revenue....................       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of net revenue............        70.8         75.2         76.3         72.4         76.7
                                      -----        -----        -----        -----        -----
Gross profit...................        29.2         24.8         23.7         27.6         23.3
Selling, general and
   administrative expenses.....        13.5         11.5         11.3         12.4         10.6
                                      -----        -----        -----        -----        -----
Income from operations.........        15.7         13.4         12.4         15.2         12.7
Net interest income
   (expense)...................        (0.2)        (0.1)        (0.8)        (0.7)        (0.8)
                                      -----        -----        -----        -----        -----
Income before minority interest
   and income tax expense......        15.6         13.2         11.5         14.5         12.0
Minority interest..............          --           --          0.3          1.6           --
                                      -----        -----        -----        -----        -----
Income before income tax
   expense.....................        15.6         13.2         11.2         12.9         12.0
Income tax expense.............         6.7          5.7          4.9          5.6          5.3
                                      -----        -----        -----        -----        -----
Net income.....................         8.9%         7.5%         6.3%         7.3%         6.7%
                                      -----        -----        -----        -----        -----
                                      -----        -----        -----        -----        -----

       Our revenues and operating results fluctuate from quarter to quarter as a result of a number of factors, such as: (1) the seasonality of the spending cycle of our public sector clients, notably the Federal government; (2) employee hiring and utilization rates; (3) the number and significance of client engagements commenced and completed during a quarter; (4) delays incurred in connection with an engagement; (5) the ability of clients to terminate engagements without penalties; (6) the size and scope of engagements; (7) the timing and size of the return on investment capital; and (8) general economic and political conditions. Variations in any of these factors can cause significant variations in operating results from quarter to quarter and could result in losses.

LIQUIDITY AND CAPITAL RESOURCES

       As of October 4, 1998, our working capital was $77.0 million, an increase of $34.5 million from $42.5 million on September 28, 1997, of which cash and cash equivalents totaled $4.9 million. In fiscal 1998, we augmented cash used in operations with borrowings under our credit facility. In fiscal 1998, $6.6 million was used in operating activities and $41.3 million was used in investing activities, of which $37.8 million was related to business acquisitions. In fiscal 1997, we generated $1.1 million from operating activities and used $3.8 million in investing activities, of which $1.2 million was related to business acquisitions. The decreases in cash from operating activities in fiscal 1998 and fiscal 1997 primarily resulted from the payment of liabilities assumed in connection with fiscal 1998 acquisitions of approximately $6.4 million as well as the acquisitions of Whalen & Company, Inc. in fiscal 1997 and McNamee, Porter & Seeley, Inc. in fiscal 1998. In these acquisitions we agreed that we would not acquire the accounts receivable. As a result, we experienced a lag in cash flow to fund the business' operations. As an ongoing effort, we attempt to increase our efficiencies in the timing of billings and the collection of receivables. Our capital expenditures during fiscal years 1996, 1997, and 1998 were approximately $2.4 million, $2.6 million and $3.5 million, respectively. The expenditures were primarily for computer equipment, leasehold improvements and office expansion.

       We have a credit agreement with a bank (the "Credit Agreement") which, as of October 4, 1998, provided us with a revolving credit facility (the "Facility") of $70.0 million. The Credit Agreement provides for mandatory reductions of $5.0 million on December 15, 1998 and December 15, 1999. We amended the Credit Agreement during fiscal 1998 in order to accommodate the fiscal 1998 acquisitions as well as to position ourselves to pursue future acquisitions. The Facility matures on December 15, 2000 or earlier at our discretion upon payment in full of loans and other obligations. Throughout fiscal 1998, maximum borrowings under the Facility were $49.0 million. At October 4, 1998, borrowings and standby letters of credit totaled $47.0 million and $2.2 million, respectively.

       We expect that internally generated funds, our existing cash balances, proceeds from this offering and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 1999.

       We continuously evaluate the marketplace for strategic acquisition opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on the business environment, as well as on our results of operations. We proceed with an acquisition if we determine that the acquisition is anticipated to have an accretive effect on future operations. However, as successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

       We believe our operations have not been and, in the foreseeable future, we do not expect to be materially adversely affected by inflation or changing prices.

RECENTLY ISSUED FINANCIAL STANDARDS

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE, which we adopted in fiscal year 1998. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. EPS has been retroactively restated to reflect the requirements of SFAS No. 128.

       In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Statement is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We will adopt this Statement in fiscal year 1999.

       In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Statement is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for the way that public business enterprises report information about operating segments as well as related disclosures about products and services, geographic areas, and major clients. The Statement also requires that a public business report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Statement need not be applied to interim financial statements in the initial year of its application. We have not completed our analysis of the effect of SFAS No. 131 on our financial statements. We will adopt this Statement in fiscal year 1999.

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. The Statement also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. We will adopt this Statement in fiscal year 2001.

MARKET RISKS

       We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term debt. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on December 15, 2000 or earlier at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding debt between current liabilities and long-term debt based on anticipated payments within and beyond one year's period of time. Without giving effect to the use of the proceeds we receive from the sale of our common stock in this offering, we presently anticipate repaying our long-term debt in the amounts of $14,065,000, $15,546,000 and $18,000,000 in fiscal 1999, 2000 and 2001, respectively.
Assuming we pay our long-term debt in such amounts ratably throughout the year, and our average interest rate on our long-term debt increases or decreases by one percentage point, our interest expense would increase or decrease by $406,000, $258,000 and $90,000 in fiscal 1999, 2000 and 2001, respectively.
However, there can be no assurance that we will, or will be able to, repay our long-term debt in the manner described. For example, we could incur additional debt under the Facility or our operating results could be worse than we expect.

YEAR 2000

       We are working to resolve the potential impact of the year 2000 on our business operations and the ability of our computerized information systems to accurately process information that may be date-sensitive.

Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

       We utilize a number of computer programs across our entire operation. The primary information technology (IT) systems we utilize are (1) the accounting and financial systems which include general ledger, accounts payable, accounts receivable, billing and collection, fixed assets, job cost accounting and payroll and (2) human resource information management systems. We do not believe we have a material amount of non-IT systems on which we rely.

       We have established both a year 2000 review committee and a year 2000 action team. The purpose of the review committee is to develop and communicate our year 2000 plan to achieve our year 2000 compliance mission. The purpose of the action team is to identify, remediate and implement plans to resolve our year 2000 related issues. Through the review committee and the action team, we are in the process of completing our full assessment of all issues relating to the year 2000. We have developed questionnaires regarding year 2000 readiness to be used internally and externally. We have completed our internal assessment and we are in the process of assessing the year 2000 issues of our clients and vendors. Based on the information collected to date, we do not believe that the cost of addressing our year 2000 issues will have a material adverse impact on our financial position. We plan to devote all resources required to resolve any significant year 2000 issues in a timely manner.

      STATE OF READINESS

       We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as year 2000 compliant by our vendors. Currently, approximately 72% of our gross revenue is recognized on these year 2000 compliant systems. We have successfully converted seven of our 18 operating units to these year 2000 compliant systems. We are planning to convert four additional operating units by July 1999. The operating units that will not be converted to the systems currently in place are in the process of upgrading their existing systems to a year 2000 compliant version or will procure and implement year 2000 compliant software. In all cases, we believe that our financial and accounting systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000.

       We are currently installing a year 2000 compliant human resource information management system. Ten operating units including our corporate units will be supported by this system. The anticipated completion date is April 1999. We plan to convert the remaining operating units following April 1999. In all cases, we believe that our human resource management information systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000.

       We have expended or obligated approximately $2.6 million on the procurement of these systems, the conversion of data from legacy systems to these systems, and on the implementation and testing of these systems.

       We have extensive business with the Federal government. Should the Federal government, specifically the Department of Defense, experience significant business interuptions relating to non-year 2000 compliance, we could be materially impacted. To the extent that other third parties upon which we rely, such as banking institutions, clients and vendors, are unable to address their year 2000 issues in a timely manner, we could be materially impacted. We believe that the worst case scenario relating to the year 2000 would be an extensive period of time in which the Federal government and other third parties could not process payments promptly.

      RISKS

       We believe the risks associated with non-year 2000 compliance include:

          - Our inability to invoice and process payments;

          - Our inability to produce accurate and timely financials;

          - The impact on our cash flow and working capital needs;

          - The impact on our profitability; and

          - Our potential liability to third parties for not meeting contracted deliverables.

      CONTINGENCY PLANS

       We currently do not have formal contingency plans for the failure of our financial and accounting systems. We have substantial experience in the conversion process from multiple legacy systems to our current year 2000 certified systems. We have an experienced and dedicated staff to perform the functions identified and are reasonably confident that the projected conversions will be accomplished as projected.

       We currently do not have formal contingency plans for the failure of our human resource information management system. Our implementation strategy is to install the system as simply as possible, with little customization. Our vendor supports our implementation strategy and has agreed to a financial penalty if the implementation is not achieved within three months, or by April 1999. If the implementation is not achieved by April 1999, we believe there will still be sufficient time to meet the year 2000 deadline.

       We maintain, as a matter of policy and practice, mitigation plans in the event of systems failure which include regular backup of historical information.

                                       PART III

ITEM 11.    EXECUTIVE COMPENSATION

       The following table sets forth the cash compensation that we paid or accrued to the Chief Executive Officer and to each of the four additional most highly compensated executive officers for each of the fiscal years in the three-year period ended October 4, 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM COMPENSATION
                                                                                      --------------------------------
                                                  ANNUAL COMPENSATION                              AWARDS
                                    ------------------------------------------------  --------------------------------
                                                                          OTHER         RESTRICTED       SECURITIES
                                                                         ANNUAL            STOCK         UNDERLYING
NAME AND                                        SALARY      BONUS     COMPENSATION       AWARD(S)       OPTIONS/SARS
PRINCIPAL POSITION                    YEAR        ($)        ($)         ($)(1)             ($)              ($)
----------------------------------  ---------  ---------  ---------  ---------------  ---------------  ---------------
Li-San Hwang .....................       1998    185,000     85,000           601(2)            --           12,500
   Chairman, Chief Executive             1997    185,000     80,000         1,087               --            7,813
   Officer and President                 1996    185,000     80,000         1,975               --            9,766

Thomas D. Brisbin ................       1998    150,000     95,000(4)        3,600(5)           --           3,750
   Executive Vice President, Chief       1997    150,000     50,000            --               --               --
   Operating Officer                     1996    150,000         --            --               --           83,985

James M. Jaska ...................       1998    120,000     60,000         4,950(7)            --            2,500
   Vice President, Chief Financial       1997    110,000     50,000         5,400               --           18,750
   Officer and Treasurer                 1996    110,000     27,000         5,400               --            3,906

William R. Brownlie ..............       1998    117,000     35,000         5,400(9)            --            3,125
   Senior Vice President                 1997    115,000     30,000         5,400               --            3,125
                                         1996    114,000     25,000         5,400               --            4,883

Charles R. Faust .................       1998    120,000     25,000         5,400(11)           --            5,000
   Vice President                        1997    120,000         --         5,400               --            5,469
                                         1996    115,000     15,000         5,400               --            2,930


                                       PAYOUTS
                                    -------------
                                        LTIP          ALL OTHER
NAME AND                               PAYOUTS      COMPENSATION
PRINCIPAL POSITION                       ($)             ($)
----------------------------------  -------------  ---------------
Li-San Hwang .....................           --          10,266(3)
   Chairman, Chief Executive                 --          10,317
   Officer and President                     --          10,746
Thomas D. Brisbin ................           --           9,079(6)
   Executive Vice President, Chief           --          34,058
   Operating Officer                         --           9,337
James M. Jaska ...................           --           7,060(8)
   Vice President, Chief Financial           --           5,826
   Officer and Treasurer                     --           6,378
William R. Brownlie ..............           --           6,890(10)
   Senior Vice President                     --           6,043
                                             --           6,668
Charles R. Faust .................           --           9,405(12)
   Vice President                            --           8,637
                                             --           8,758

---------

 (1) No named executive officer received other annual compensation in excess of the lesser of $50,000 or 10% of such officer's compensation in fiscal 1998.

 (2)     Comprised of $601 in automobile allowances.

 (3) Comprised of $7,850 of contributions to our Retirement Plan and $2,416 benefits and premiums we paid to Dr. Hwang pursuant to the Executive Medical Reimbursement Plan.

 (4) Includes $50,000 of bonus paid in fiscal 1998 relating to bonus earned in fiscal 1996.

 (5)     Comprised of $3,600 in automobile allowances.

 (6)     Comprised of $9,079 of contributions to our Retirement Plan.

 (7)     Comprised of $4,950 in automobile allowances.

 (8)     Comprised of $7,060 of contributions to our Retirement Plan.

 (9)     Comprised of $5,400 in automobile allowances.

(10)     Comprised of $6,890 of contributions to our Retirement Plan.

(11)     Comprised of $5,400 in automobile allowances.

(12) Comprised of $7,155 of HSI GeoTrans' contributions to HSI GeoTrans' Retirement Plan and $2,250 in life insurance premiums we paid on behalf of Dr. Faust.

       The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1998:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                         INDIVIDUAL GRANTS                          ANNUAL RATES OF
                                    ------------------------------------------------------------      STOCK PRICE
                                       NUMBER OF       % OF TOTAL                                   APPRECIATION FOR
                                      SECURITIES      OPTIONS/SARS      EXERCISE                      OPTION TERM
                                      UNDERLYING       GRANTED TO        OR BASE                  --------------------
                                     OPTIONS/SARS     EMPLOYEES IN        PRICE      EXPIRATION      5%         10%
NAME                                GRANTED (#)(1)     FISCAL YEAR       ($/SH)         DATE       ($)(2)     ($)(2)
----------------------------------  ---------------  ---------------  -------------  -----------  ---------  ---------
Li-San Hwang......................        12,500             2.19           16.00      12/18/07     125,779    318,748
Thomas D. Brisbin.................         3,750             0.66           16.00      12/18/07      37,734     95,625
James M. Jaska....................         2,500             0.44           16.00      12/18/07      25,156     63,750
William R. Brownlie...............         3,125             0.55           16.00      12/18/07      31,445     79,687
Charles R. Faust..................         5,000             0.88           16.00      12/18/07      50,312    127,499

---------

(1) All options are incentive stock options and were granted under our 1992 Incentive Stock Plan. Such options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant.

(2) Potential realizable value is determined by multiplying the exercise or base price per share by the stated annual appreciation rate compounded annually for the term of the option (10 years), subtracting the exercise or base price per share from the product, and multiplying the remainder by the number of options granted. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

       The following table sets forth information concerning the aggregate number of options exercised during fiscal 1998 by each of the named executive officers:

                  OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                                 NUMBER OF               VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS/          IN-THE-MONEY OPTIONS/
                                                              SARS AT FY-END                SARS AT FY-END
                               SHARES         VALUE     ---------------------------  -----------------------------
                             ACQUIRED ON    REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
NAME                        EXERCISE (#)       ($)                  (#)                         ($)(1)
--------------------------  -------------  -----------  ---------------------------  -----------------------------
Li-San Hwang..............           --            --            15,991/26,296                186,413/196,120
Thomas D. Brisbin.........           --            --            45,898/41,837                439,703/383,023
James M. Jaska............       12,500       147,095             6,639/18,517                 64,814/172,691
William R. Brownlie.......           --            --            35,649/10,963                 523,135/99,029
Charles R. Faust..........           --            --            16,048/12,400                 221,581/96,411


---------

(1) Value is determined by subtracting the exercise price from the fair market value of $20.84 per share (the closing price for our common stock as reported by the Nasdaq National Market as of October 2, 1998) and multiplying the remainder by the number of underlying shares of common stock.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TETRA TECH, INC.


     Date:  February 2, 1999       By: /s/ Li-San Hwang
                                       ----------------------------------------
                                       Li-San Hwang, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer