Form 10-Q
period 1999-01-03
TETRA TECH INC
filed 1999-02-16
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JANUARY 3, 1999

                                       OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-19655

                                TETRA TECH, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      95-4148514
  -------------------------------              -------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                             number)

              670 N. Rosemead Boulevard, Pasadena, California 91107
------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X      No
                                                       -------      -------
As of February 5, 1999, the total number of outstanding shares of the Registrant's common stock was 28,735,910.

                                TETRA TECH, INC

                                     INDEX

                                                                          PAGE NO.
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets                       3

                  Condensed Consolidated Statements of Income                 4

                  Condensed Consolidated Statements of Cash Flows             5

                  Notes to Condensed Consolidated Financial Statements        6

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               10

               Risk Factors                                                  15

PART II.       OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                              24


Signatures                                                                   28


                          PART I. FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets


In thousands, except share data                                             January 3,              October 4,
                                                                               1999                    1998
                                                                            ----------              ----------
                                                                           (Unaudited)
                                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................   $       434             $     4,889
    Accounts receivable - net..........................................        80,327                  68,834
    Unbilled receivables - net.........................................        59,438                  59,888
    Prepaid and other current assets...................................         6,479                   4,955
    Deferred income taxes..............................................         3,766                   3,766
                                                                            ----------              ----------
       Total Current Assets............................................       150,444                 142,332
                                                                            ----------              ----------
PROPERTY AND EQUIPMENT:
    Leasehold improvements.............................................         1,988                   1,348
    Equipment, furniture and fixtures..................................        26,230                  25,616
                                                                            ----------              ----------
       Total...........................................................        28,218                  26,964
    Accumulated depreciation and amortization..........................       (14,214)                (13,219)
                                                                            ----------              ----------
PROPERTY AND EQUIPMENT - NET...........................................        14,004                  13,745
                                                                            ----------              ----------
INTANGIBLE ASSETS - NET................................................       107,643                 108,638

OTHER ASSETS...........................................................         1,752                   1,895
                                                                            ----------              ----------
TOTAL ASSETS...........................................................     $ 273,843               $ 266,610
                                                                            ----------              ----------
                                                                            ----------              ----------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable...................................................   $    18,132             $    24,027
    Accrued compensation...............................................        12,249                  15,614
    Other current liabilities..........................................        13,829                   8,283
    Current portion of long-term obligations...........................        18,462                  14,065
    Income taxes payable...............................................         4,407                   3,294
                                                                          ------------            ------------
       Total Current Liabilities.......................................        67,079                  65,283
                                                                          ------------            ------------
LONG-TERM OBLIGATIONS..................................................        33,181                  33,546
                                                                          ------------            ------------

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value;
      issued and outstanding 0 shares at January 3, 1999
      and October 4, 1998, respectively................................            --                      --
    Exchangeable stock of a subsidiary.................................        15,411                  15,411
    Common stock - authorized, 50,000,000 shares of $.01 par value;
      issued and outstanding 28,684,117 and 28,630,600 shares at
      January 3, 1999 and October 4, 1998, respectively................           287                     287
    Additional paid-in capital.........................................        87,940                  87,565
    Retained earnings..................................................        69,945                  64,518
                                                                            ----------              ----------
TOTAL STOCKHOLDERS' EQUITY.............................................       173,583                 167,781
                                                                            ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $   273,843             $   266,610
                                                                            ----------              ----------
                                                                            ----------              ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 Tetra Tech, Inc.
                    Condensed Consolidated Statements of Income
                                   (Unaudited)

In thousands, except per share data                                                    Three Months Ended
                                                                                 -----------------------------
                                                                                 January 3,         December 28,
                                                                                    1999                1997
                                                                                 ----------         -----------
Gross Revenue...............................................................     $ 113,973          $   66,438
   Subcontractor costs......................................................        24,728              12,774
                                                                                 ----------         -----------
Net Revenue.................................................................        89,245              53,664

Cost of Net Revenue.........................................................        70,187              40,339
                                                                                 ----------         -----------
Gross Profit................................................................        19,058              13,325

Selling, General and Administrative Expenses................................         8,871               6,146
                                                                                 ----------         -----------
Income From Operations......................................................        10,187               7,179

Interest Expense............................................................           838                 137
Interest Income.............................................................           139                  65
                                                                                 -----------        -----------
Income Before Income Taxes..................................................         9,488               7,107

Income Tax Expense..........................................................         4,061               3,056

Net Income..................................................................     $   5,427          $    4,051
                                                                                 ----------         -----------
                                                                                 ----------         -----------
Basic Earnings Per Share....................................................     $    0.19          $     0.15
                                                                                 ----------         -----------
                                                                                 ----------         -----------
Diluted Earnings Per Share..................................................     $    0.18          $     0.14
                                                                                 ----------         -----------
                                                                                 ----------         -----------
Weighted Average Common Shares Outstanding:
   Basic....................................................................        28,656              27,217
                                                                                 ----------         -----------
                                                                                 ----------         -----------
   Diluted..................................................................        30,710              28,834
                                                                                 ----------         -----------
                                                                                 ----------         -----------

         See accompanying Notes to Condensed Consolidated Financial Statements.

                                  Tetra Tech, Inc.
                    Condensed Consolidated Statements of Cash Flow
                                    (Unaudited)


In thousands                                                                           Three Months Ended
                                                                                 -------------------------------
                                                                                 January 3,         December 28,
                                                                                    1999                1997
                                                                                 ----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................     $   5,427          $    4,051

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................         1,990               1,374
      Other.................................................................           (28)               (380)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................       (11,586)             (9,600)
      Unbilled receivables..................................................           570               2,161
      Prepaid and other assets..............................................        (1,380)             (2,164)
      Accounts payable......................................................        (5,895)              1,837
      Accrued compensation..................................................        (3,365)             (2,615)
      Other current liabilities.............................................         5,546              (3,410)
      Income taxes payable..................................................         1,113                 393
                                                                                 -----------        -----------
          Net Cash Used In Operating Activities.............................        (7,608)             (8,353)
                                                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................        (1,254)               (684)
                                                                                 -----------        -----------
          Net Cash Used In Investing Activities.............................        (1,254)               (684)
                                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt..................................................        (4,000)                 --
Proceeds from issuance of long-term debt....................................         8,032               2,000
Net proceeds from issuance of common stock..................................           375                 186
                                                                                 -----------        -----------
          Net Cash Provided By Financing Activities.........................         4,407               2,186
                                                                                 -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................        (4,455)             (6,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................         4,889              12,262
                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................     $     434          $    5,411
                                                                                 -----------        -----------
                                                                                 -----------        -----------
SUPPLIMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest..............................................................     $     850          $      130
      Income taxes..........................................................     $   2,948          $    2,663


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TETRA TECH, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheets as of January 3, 1999, the condensed consolidated statements of income and the condensed statements of cash flows for the three-month periods ended January 3, 1999 and December 28, 1997 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998.

         The results of operations for the three-month period ended January 3, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1999.

2.       EARNINGS PER SHARE

         Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average diluted effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable, share for share, for the Company's common stock. Basic and diluted EPS reflect, on a retroactive basis, a 5-for-4 stock split effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on September 15, 1998 for each four shares outstanding as of the record date of July 27, 1998.

3.       CURRENT ASSETS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $434,000 and $4,889,000 at January 3, 1999 and October 4, 1998, respectively.

4.       MERGERS AND ACQUISITIONS

         On December 31, 1997, the Company acquired, through its wholly-owned subsidiary Tetra Tech NUS, Inc., the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton Corporation, both of which are subsidiaries of Halliburton

Company (collectively, NUS). NUS provides consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions. The purchase price was valued at approximately $25,217,000, as adjusted, and consisted of cash.

         On March 2, 1998, Whalen Service Corps Inc. (WSC) agreed to participate in a partnership with Sentrex Cen-Comm and ANTEC Corporation to provide design, engineering, information management and construction services to support advanced communication system upgrades to the broadband information transport industries. The agreement required the purchase of certain assets of TANCO LLC from ANTEC Corporation for a price in cash of approximately $623,000. WSC initially held a 51% majority interest in Whalen/Sentrex LLC, a California limited liability company, while LAL Corp. held the remaining 49% minority interest.

         On March 26, 1998, the Company acquired 100% of the capital stock of C.D.C. Engineering, Inc. (CDE), a consulting and engineering firm specializing in civil engineering, transportation engineering, structural engineering and land surveying. The purchase has been valued at approximately $1,502,000, consisting of cash and 71,060 shares of Company common stock.

         On July 8, 1998, the Company acquired 100% of the capital stock of McNamee, Porter & Seeley, Inc. (MPS), a provider of engineering services with expertise in the areas of water, industrial wastewater and process controls. The purchase was valued at approximately $14,247,000, consisting of cash and 274,888 shares of Company common stock. Simultaneously with the acquisition, MPS distributed to its former shareholders accounts receivable having a net value of $8,040,000.

         On September 22, 1998, the Company acquired, through its subsidiary Tetra Tech Canada Ltd. (TtC), 100% of the capital stock of 1056584 Ontario Limited, 1056585 Ontario Limited, Venture Cable Limited, Cen-Comm Communications, Inc., Sentrex Electronics Inc. and LAL Corp. (collectively, the Sentrex Group of Companies (SGOC)), providers of engineering and technical services to the cable television, telephony and data networking industries. The purchase has been valued at approximately $19,227,000, consisting of cash and 920,354 shares of TtC exchangeable stock. The TtC exchangeable stock is exchangeable, share for share, for Company common stock as described in the related purchase agreement. Upon completion of the SGOC acquisition, the Company beneficially owns 100% of Whalen/Sentrex LLC.

         All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair market values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets -Net in the accompanying balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods and economic factors specific to the Company's circumstances. During fiscal 1998, stock exchanged in acquisitions was discounted by 15%. The results of operations of each of the companies acquired have been included in the Company's financial statements from their respective acquisition effective dates as set forth in the related purchase agreements.

         The effect of unaudited pro forma operating results of the SGOC and CDE transactions, had they been acquired on September 29, 1997, is not material.

         Pro forma operating results assuming the Company had acquired MPS and NUS on September 29, 1997 is presented in Note 6. UNAUDITED PRO FORMA OPERATING RESULTS.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of January 3, 1999 and October 4, 1998 was $3,004,000 and $2,911,000, respectively. The allowance for disallowed costs as of January 3, 1999 and October 4, 1998 was $9,654,000 and $9,773,000, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.       UNAUDITED PRO FORMA OPERATING RESULTS

         The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired MPS and NUS on September 29, 1997:

                                                         Pro Forma Three Months Ended
                                                         ----------------------------
                                                               December 28, 1997
                                                               -----------------
                                                     (In thousands, except per share data)
         Gross revenue                                             $ 96,563,000
         Income from operations                                       7,601,000
         Net income                                                   3,986,000
         Basic earnings per share                                          0.15
         Diluted earnings per share                                        0.14
         Weighted average shares outstanding:
              Basic                                                  27,286,000
              Diluted                                                28,903,000


7.       SUBSEQUENT EVENT

         On February 3, 1999, the Company filed an amendment to its registration statement on Form S-3 with the U.S. Securities and Exchange Commission to offer up to 3,175,000 shares of common stock, par value $.01. Of this total, 1,000,000 shares were newly issued by the Company and 2,175,000 outstanding shares were sold by selling stockholders. The Company and the selling stockholders have also granted the underwriters a 30-day option to purchase up to an aggregate of 476,250 additional shares solely to cover over-allotments, if any. The net proceeds from this offering to the Company are approximately $22,420,000 and will be used for the partial repayment of outstanding indebtedness, possible acquisitions of businesses and general corporate purposes.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED BELOW, THE MATTERS DISCUSSED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL LIQUIDITY NEEDS, CAPITAL RESOURCES AND OPERATING RESULTS MAY DIFFER MATERIALLY FROM THE DISCUSSION SET FORTH BELOW IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         Tetra Tech, Inc. (the "Company") is a leading provider of specialized management consulting and technical services in three principal business areas: resource management, infrastructure and communications. As a specialized management consultant, the Company assists its clients in defining problems and developing innovative and cost-effective solutions. The Company's management consulting services are complemented by its technical services. These technical services, which implement solutions, include research and development, applied science, engineering and architectural design, construction management, and operations and maintenance. The Company's clients include a diverse base of public and private organizations located in the United States and internationally.

         Since its initial public offering in December 1991, the Company has increased the size and scope of its business and has expanded its service offerings through a series of strategic acquisitions and internal growth.

         The Company derives its gross revenues from fees from professional services. Its services are billed under various types of contracts with its clients, including:

         -    Fixed-price;

         -    Fixed-rate time and materials;

         -    Cost-reimbursement plus fixed fee; and

         -    Cost-reimbursement plus fixed and award fee.

         In the course of providing its services, the Company routinely subcontracts services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, the Company believes net revenue, which is gross revenue less the cost of subcontractor services, is a more appropriate measure of its performance.

         The Company's cost of net revenue includes professional compensation and certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. The Company's selling, general and administrative (SG&A) expenses are comprised primarily of its corporate headquarters' costs related to the executive offices, corporate accounting, information technology, marketing, and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, the Company includes amortization of certain intangible assets resulting from acquisitions in SG&A expenses.

         The Company provides its services to a diverse base of Federal, state and local government agencies, and private and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

                                                 Percentage of Net Revenue
                                         ---------------------------------------
                                                       Quarter Ended
                                         ---------------------------------------
         Client Sector                   January 3, 1999       December 28, 1997
         -------------                   ---------------       -----------------
         Federal government                   41%                    45%
         State and local government           13                     13
         Private                              41                     40
         International                         5                      2
                                            ------                 -------
                                             100%                   100%
                                            ------                 -------
                                            ------                 -------

RESULTS OF OPERATIONS

         The following table presents the percentage relationship of selected items in the Company's condensed consolidated statements of income to net revenue:

                                            Percentage Relationship to Revenue
                                         ---------------------------------------
                                                        Quarter Ended
                                         ---------------------------------------
                                         January 3, 1999       December 28, 1997
                                         ------------------    -----------------
         Net revenue                         100.0%                  100.0%
         Cost of net revenue                  78.6                    75.2
                                            ---------               ---------
         Gross profit                         21.4                    24.8
         Selling, general and
             administrative expenses           9.9                    11.5
                                            ---------               ---------
         Income from operations               11.4                    13.4
         Net interest (expense) income        (0.8)                   (0.1)
                                            ---------               ---------
         Income before income taxes           10.6                    13.2
         Income tax expense                    4.6                     5.7
                                            ---------               ---------
         Net income                            6.1%                    7.5%
                                            ---------               ---------
                                            ---------               ---------

         Net revenue increased $35.6 million, or 66.3%, to $89.2 million for the three months ended January 3, 1999 from $53.7 million for the comparable prior year period. Net revenue attributable to entities acquired in fiscal 1998 was approximately $26.8 million. All four client sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, a decrease in net revenue was realized in the Federal government sector while increases were realized in the private and international sectors. The percentage of net revenue realized from the state and local government sector remained relatively flat. The increase in the percentage of net revenue from the international sector was primarily attributable to the expansion of the communications build out in Brazil and the SGOC acquisition. Gross revenue increased $47.5 million, or 71.6%, to $114.0 million for the three months ended

January 3, 1999 from $66.4 million for the comparable prior year period. Gross revenue attributable to entities acquired in fiscal 1998 was approximately $33.4 million.

         Cost of net revenue increased $29.8 million, or 74.0%, to $70.2 million for the three months ended January 3, 1999 from $40.3 million for the comparable prior year period. As a percentage of net revenue, cost of net revenue increased to 78.6% for the three months ended January 3, 1999 from 75.2% for the comparable prior year period. This increase is primarily attributable to the volume increase in cost reimbursable contracts related to the NUS acquisition.

         SG&A expenses, inclusive of amortization, increased $2.87 million, or 44.4%, to $8.9 million for the three months ended January 3, 1999 from $6.1 million for the comparable prior year period. As a percentage of net revenue, SG&A expenses decreased to 9.9% for the three months ended January 3, 1999 from 11.5% for the comparable prior year period. Although increased amortization costs were realized due to the fiscal 1998 acquisitions, increases in headquarters' costs were not commensurate to the net revenue growth.

         Net interest expense increased $0.6 million to $0.7 million for the three months ended January 3, 1999 from $0.1 million for the comparable prior year period. This increase was primarily attributable to interest on acquisition related borrowings on the Company's revolving credit facility.

         Income tax expense increased $1.0 million, or 32.9%, to $4.1 million for the three months ended January 3, 1999 from $3.1 million for the comparable prior year period. This increase was primarily attributable to higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 3, 1999, the Company's working capital was $83.4 million, an increase of $6.4 million from October 4, 1998, of which cash and cash equivalents totaled $0.4 million. In addition, the Company has a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $65.0 million. Under the Credit Agreement, the Company may also request standby letters of credit up to the aggregate sum of $20.0 million outstanding at any one time. The Credit Agreement provides for a mandatory reduction of $5.0 million on December 15, 1999. The Facility matures on December 15, 2000 or earlier at the Company's discretion upon payment in full of loans and other obligations. As of January 3, 1999, borrowings and standby letters of credit totaled $51.0 million and $1.4 million, respectively.

         In the three months ended January 3, 1999, cash used in operating activities was $7.6 million compared to $8.4 million for the comparable prior year period. The decrease is primarily attributable to the timing of payments for liabilities. The Company has targeted, as an immediate and ongoing practice, to increase its efficiency in the timing of billings and collection of receivables. For the three months ended January 3, 1999, cash used in investing activities was $1.3 million compared to $0.7 million for the comparable prior year period. The increase was due to increases in the capital expenditures. For the three months ended January 3, 1999, cash provided by financing activities was $4.4 million primarily from the proceeds of issuance of long-term debt compared to $2.2 million for the comparable prior year period.

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

         The Company expects that existing cash balances, internally generated funds, and availability under the Credit Agreement will be sufficient to meet the Company's capital requirements through the end of fiscal 1999. However, as acquisition opportunities present themselves, the Company may seek to expand its borrowing capabilities to accommodate such opportunities.

         The Company believes its operations have not been and, in the foreseeable future, do not expect to be materially adversely affected by inflation or changing prices.

YEAR 2000

         The Company is working to resolve the potential impact of the year 2000 on its business operations and the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

         The Company utilizes a number of computer programs across its entire operation. The primary information technology (IT) systems the Company utilizes are (1) the accounting and financial systems which include general ledger, accounts payable, accounts receivable, billing and collection, fixed assets, job cost accounting and payroll, and (2) human resource information management systems. The Company does not believe it has a material amount of non-IT systems on which it relies.

         The Company has established both a year 2000 review committee and a year 2000 action team. The purpose of the review committee is to develop and communicate the Company's year 2000 plan to achieve its year 2000 compliance mission. The purpose of the action team is to identify, remediate and implement plans to resolve year 2000 related issues. Through the review committee and the action team, the Company is in the process of completing its full assessment of all issues relating to the year 2000. The Company has developed questionnaires regarding year 2000 readiness to be used internally and externally. It has completed its internal assessment and is in the process of assessing the year 2000 issues of its clients and vendors. The Company relies on certain software vendors who are the makers of year 2000 compliance statements as they apply to their specific software. The Company's references to the year 2000 compliance status of these systems are republications of their statements. Based on the information collected to date, the Company does not believe that the cost of addressing its year 2000 issues will have a material adverse impact on its financial position. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

STATE OF READINESS

         The Company began its risk assessment in 1995. Since that time the Company has procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as year 2000 compliant by its vendors. Currently, approximately 74% of the Company's gross revenue is recognized on these year 2000 compliant systems. The Company has successfully converted seven of its 18 operating units to these year 2000 compliant systems. The Company is planning to convert four additional operating units by July 1999. The operating units that will not be converted to the systems currently in place are in the process of upgrading their existing systems to a year 2000 compliant version or will procure and implement a year 2000 compliant software. In all cases, the Company believes that its financial and accounting systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000.

         The Company is currently installing a year 2000 compliant human resource information management system. Ten operating units including the Company's corporate units will be supported by this system. The anticipated completion date is April 1999. The Company plans to convert the remaining operating units following April 1999. In all cases, the Company believes that its human resource management information systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000.

         The Company has expended or obligated approximately $2.6 million on the procurement of these systems, the conversion of data from legacy systems to these systems, and on the implementation and testing of these systems.

         The Company has extensive business with the Federal government. Should the Federal government, specifically the Department of Defense, experience significant business interruptions relating to non-year 2000 compliance, the Company could be materially impacted. To the extent that other third parties upon which the Company relies, such as banking institutions, clients and vendors, are unable to address their year 2000 issues in a timely manner, the Company could be materially impacted. The Company believes that the worst case scenario relating to the year 2000 would be an extensive period of time in which the Federal government and other third parties could not process payments promptly.

RISKS

         The Company believes the risks associated with non-year 2000 compliance include:

          -   the inability to invoice and process payments;

          -   the inability to produce accurate and timely financials;

          -   the impact on cash flow and working capital needs;

          -   the impact on profitability; and

          - potential liability to third parties for not meeting contracted deliverables.

CONTINGENCY PLANS

         The Company currently does not have formal contingency plans for the failure of its financial and accounting systems. The Company has substantial experience in the conversion process from multiple legacy systems to its vendor certified year 2000 systems. The Company has an experienced and dedicated staff to perform the functions identified and is reasonably confident that the projected conversions will be accomplished as projected.

         The Company currently does not have formal contingency plans for the failure of its human resource information management system. The Company's implementation strategy is to install the system as simply as possible, with little customization. The Company's vendor supports its implementation strategy and has agreed to a financial penalty if the implementation is not achieved within three months, or by April 1999. If the implementation is not achieved by April 1999, the Company believes there will still be sufficient time to meet the year 2000 deadline.

         The Company maintains, as a matter of policy and practice, mitigation plans in the event of systems failure which include regular backup of historical information.

                                  RISK FACTORS

         SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS THE COMPANY'S FUTURE EXPECTATIONS;
(2) CONTAIN PROJECTIONS OF THE COMPANY'S FUTURE OPERATING RESULTS OR OF THE COMPANY'S FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. THE COMPANY BELIEVES IT IS IMPORTANT TO COMMUNICATE ITS EXPECTATIONS TO ITS INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT THE COMPANY IS NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH THE COMPANY HAS NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS QUARTERLY REPORT ON FORM 10-Q, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS DESCRIBED IN FORWARD-LOOKING STATEMENTS. THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE.

RISKS ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY

         A significant part of the Company's growth strategy is to acquire other companies that complement its lines of business or that broaden its geographic presence. During fiscal 1998, the Company purchased ten companies in five separate transactions. The Company expects to continue to acquire companies as an element of its growth strategy. Acquisitions involve certain risks that could cause the Company's actual growth or operating results to differ from its expectations or the expectations of security analysts. For example:

          - The Company may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

          - The Company competes with others to acquire companies. Competition may increase and may result in decreased availability or increased price for suitable acquisition candidates;

          - The Company may not be able to obtain the necessary financing, on favorable terms or at all, to finance any potential acquisitions;

          - The Company may ultimately fail to consummate an acquisition even if announced that the Company plans to acquire a company;

          - The Company may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures;

          -   These acquired companies may not perform as the Company expects;

          - The Company may find it difficult to provide a consistent quality of service across its geographically diverse operations; and

          - If the Company fails to successfully integrate any acquired company, its reputation could be damaged. This could make it more difficult to market its services or to acquire additional companies in the future.

In addition, the Company's acquisition strategy may divert management's attention away from its primary service offerings, result in the loss of key clients or personnel and expose the Company to unanticipated liabilities.

         Finally, acquired companies that derive a significant portion of their revenues from the Federal government and that do not follow the same cost accounting policies and billing procedures as the Company does may be subject to larger cost disallowances for greater periods than the Company. If the Company fails to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition the Company may be exposed to material unanticipated liabilities, which could have a material adverse effect on the Company's business.

FLUCTUATIONS IN THE COMPANY'S QUARTERLY OPERATING RESULTS

         The Company's quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

          - The seasonality of the spending cycle of public sector clients, notably the Federal government;

          -   Employee hiring and utilization rates;

          - The number and significance of client engagements commenced and completed during a quarter;

          -   Delays incurred in connection with an engagement;

          -   The ability of clients to terminate engagements without penalties;

          -   The size and scope of engagements;

          -   The timing and size of the return on investment capital; and

          -   General economic and political conditions.

Variations in any of these factors could cause significant fluctuations in the Company's operating results from quarter to quarter and could result in net losses.

POTENTIAL VOLATILITY OF THE COMPANY'S STOCK PRICE

         The trading price of the Company's Common Stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of the Company's Common Stock may continue to fluctuate greatly. The trading price of the Company's Common Stock may be significantly affected by various factors, including:

          -   Quarter to quarter variations in the Company's operating results;

          -   Changes in environmental legislation;

          - Changes in investors' and analysts' perception of the business risks and conditions of the Company's business;

          -   Broader market fluctuations; and

          -   General economic or political conditions.

MANAGEMENT OF GROWTH

         The Company is growing rapidly. Its growth presents numerous managerial, administrative, operational and other challenges. The Company's ability to manage the growth of its operations will require it to continue to improve its operational, financial and human resource management information systems and its other internal systems and controls. In addition, the Company's growth will increase its need to attract, develop, motivate and retain both its management and professional employees. The inability of the Company's management to manage its growth effectively or the inability of its employees to achieve anticipated performance or utilization levels, could have a material adverse effect on its business.

RELIANCE ON KEY PERSONNEL AND QUALIFIED PROFESSIONALS

         The Company depends upon the efforts and skills of its executive officers, senior managers and consultants. With limited exceptions, the Company does not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect the Company's business. Although the Company has obtained non-compete agreements from the principal stockholders of each of the companies it has acquired, the Company generally does not have non-compete or employment agreements with key employees who were not equity holders of these companies. The Company does not maintain key-man life insurance policies on any of its executive officers or senior managers.

         The Company's future growth and success depends on its ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and the Company may not be able to attract and retain such professionals.

DEPENDENCE UPON EXISTING LAWS AND REGULATIONS

         A significant amount of the Company's resource management business is generated either directly or indirectly as a result of existing Federal and state governmental laws, regulations and programs. Any changes in these laws or regulations that reduce funding or affect the sponsorship of these programs could reduce the demand for the Company's services and could have a material adverse effect on its business.

CONCENTRATION OF REVENUES

         Agencies of the Federal government are among the Company's most significant clients. During the three months ended January 3, 1999, approximately 41.5% of the Company's net revenue was derived from federal agencies of which 22.8% was derived from the Department of Defense (DOD), 14.4% from the Environmental Protection Agency (EPA), and 3.0% from the Department of Energy (DOE). Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit the Company's ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on the Company's business.

         Additionally, the failure of clients to pay significant amounts due the Company for its services could adversely affect the Company's business. For example, the Company recently received notification from a federal government agency that it is entitled to payments in excess of the Company's billings. However, the agency involved must obtain specific funding approval for amounts owed to the Company and there can be no assurance this funding approval will be obtained.

RISKS ASSOCIATED WITH GOVERNMENTAL AUDITS

         Contracts with the Federal government and other governmental agencies are subject to audit. Most of these audits are conducted by the Defense Contract Audit Agency (DCAA), which reviews the Company's overhead rates, operating systems and cost proposals. The DCAA may disallow costs if it determines that the Company accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA, or other governmental auditors, could have a material adverse effect on the Company's business.

         In September 1995, the Company acquired PRC Environmental Management, Inc. (EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. The DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1995. As a result of these audits and negotiations with the DCAA, the DCAA disallowed approximately $2.9 million in costs.

FIXED-PRICE CONTRACTS

         The Company enters into various contracts with its clients, including fixed-price contracts. In the three months ended January 3, 1999, approximately 30.4% of the Company's net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose the Company to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond the Company's control and economic and other changes that may occur during the contract period. If the Company incurs losses under fixed-price contracts it could have a material adverse effect on its business.

DEPENDENCE ON SUBCONTRACTORS

         Under some of its contracts, the Company depends on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the three months ended January 3, 1999, subcontractor costs comprised 21.7% of the Company's gross revenue. The absence of qualified subcontractors with whom the Company has a satisfactory relationship could adversely affect the quality of its service and its ability to perform under some of its contracts.

SIGNIFICANT COMPETITION

         The Company provides specialized management consulting and technical services to a broad range of public and private sector clients. The market for the Company's services is highly competitive and it competes with many other firms. These firms range from small regional firms to large national firms which have greater financial and marketing resources than the Company.

         The Company focuses primarily on the resource management, infrastructure and communications business areas. The Company provides services to its clients which include Federal, state and local agencies, and organizations in the private sector.

         The Company competes for projects and engagements with a number of competitors which can vary from 10 to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. The Company believes, however, that price has become an increasingly important factor.

         The Company believes that its principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd.; Dames & Moore Group; EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group Inc.; Mastec, Inc.; Montgomery Watson; OSP Consultants, Inc.; Roy F. Weston, Inc.; and URS Greiner Corporation.

POTENTIAL LIABILITY AND INSURANCE

         The Company's services involve significant risks of professional and other liabilities which may substantially exceed the fees the Company derives from its services. The Company's business activities could expose it to potential liability under various environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). In addition, the Company sometimes contractually assumes liability under indemnification agreements. The Company cannot predict the magnitude of such potential liabilities.

         The Company currently maintains comprehensive general liability, umbrella and professional liability insurance policies. The Company believes that its insurance policies are adequate for its business operations. These policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. If the Company terminates its policies and does not obtain retroactive coverage, it would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. The Company's insurance may not protect the Company against liability because its policies typically have various exclusions and retentions. In addition, if the Company expands into new markets, it may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed its insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse affect on the Company's business.

CONFLICTS OF INTEREST

         Many of the Company's clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent the Company from bidding for or performing contracts resulting from or relating to certain work it has performed for the government. In addition, services performed for a private client may create a conflict of interest that precludes or limits the Company's ability to obtain work from other public or private organizations. The Company has, on occasion, declined to bid on projects because of these conflicts of interest issues.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         In the three months ended January 3, 1999, approximately 5% of the Company's net revenue was derived from the international marketplace. Some contracts with the Company's international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If the Company's international revenue increases, its exposure to foreign currency fluctuations will also increase. The Company has entered into forward exchange contracts to address foreign currency fluctuations.

YEAR 2000

         The Company is working to resolve the potential impact of the year 2000 on its business operations and the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of its programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

         The Company utilizes a number of computer programs across its entire operation. The primary information technology systems the Company utilizes are the accounting and financial and human resource information management systems. The Company began its risk assessment in 1995. Since that time the Company has procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as year 2000 compliant by its vendors. Currently, approximately 72% of the Company's gross revenue is recognized on these year 2000 compliant systems. The Company believes that its financial and accounting and human resource management information systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000. The Company may fail, however, in updating its various systems to be year 2000 compliant in a timely manner.

         The Company has extensive business with the Federal government. Should the Federal government, especially the DOD, experience significant business interruptions relating to non-year 2000 compliance, the Company's business could be materially impacted. To the extent that other third parties upon which the Company relies, such as banking institutions, clients and vendors, are unable to address their year 2000 issues in a timely manner, its business could be materially impacted. The Company believes that the worst case scenario relating to the year 2000 would be an extensive period of time in which the Federal government and other third parties could not process payments promptly, in addition to the Company's financial institutions not being able to supply the Company with its working capital needs.

         Additional risks associated with non-year 2000 compliance include:

          -   The Company's inability to invoice and process payments;

          -   The Company's inability to produce accurate and timely financials;

          -   The impact on the Company's profitability; and

          - The Company's potential liability to third parties for not meeting contracted deliverables.

IMPACT OF ANTI-TAKEOVER PROVISIONS ON OUR STOCK PRICE

         The Company's certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects. These anti-takeover effects could delay or prevent a takeover attempt the Company's other stockholders might consider in their best interests.

         In addition, the Company's board of directors is authorized to issue, without obtaining stockholder approval, up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

         In the future, the Company may adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Certain of these measures may be adopted without any further vote or action by the stockholders.

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

             3.3 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).

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

            10.4    Fourth Amendment dated as of January 30, 1997 to the Credit
                    Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association
                    (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1997).




            10.5    Fifth Amendment dated as of July 6, 1998 to the Credit
                    Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association
                    (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended).

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

           10.23 Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).

           11       Computation of Net Income Per Common Share.

           27       Financial Data Schedule.


(b)      Reports on Form 8-K

           None

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  February 16, 1999     TETRA TECH, INC.



                                       By: /s/ Li-San Hwang
                                           -------------------------------------
                                           Li-San Hwang
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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