Form 10-K/A
period 1998-10-04
TETRA TECH INC
filed 1999-03-05
CIK 831641

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K/A
                                  (Amendment No. 2)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       The undersigned Registrant hereby amends Exhibit 21 of its Annual Report on Form 10-K for the fiscal year ended October 4, 1998, by replacing it with the attached exhibit.

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TETRA TECH, INC.


     Date:  March 4, 1999       By: /s/ Li-San Hwang
                                       ----------------------------------------
                                       Li-San Hwang, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer