Form 10-Q
period 1999-04-04
TETRA TECH INC
filed 1999-05-19
CIK 831641

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended APRIL 4, 1999

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


             670 N. Rosemead Boulevard, Pasadena, California 91107
            -------------------------------------------------------
                    (Address of principal executive offices)

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

As of May 7, 1999, the total number of outstanding shares of the Registrant's common stock was 30,103,440.

                                TETRA TECH, INC.

                                     INDEX

                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                    3

             Condensed Consolidated Statements of Income              4

             Condensed Consolidated Statements of Cash Flows          5

             Notes to Condensed Consolidated Financial Statements     7

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11

          Risk Factors                                               18


PART II. OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                  25

 Item 4.  Submission of matters to a Vote of Security Holders        25

 Item 6.  Exhibits and Reports on Form 8-K                           25


Signatures                                                           30


                         PART I.  FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                     Condensed Consolidated Balance Sheets

In thousands, except share data                    April 4,       October 4,
                                                     1999            1998
                                                -------------   -------------
                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $  12,072       $   4,889
 Accounts receivable - net                           54,633          68,834
 Unbilled receivables - net                          67,137          59,888
 Prepaid and other current assets                     5,135           4,955
 Deferred income taxes                                3,766           3,766
                                                  ----------      ----------
   Total Current Assets                             142,743         142,332
                                                  ----------      ----------

PROPERTY AND EQUIPMENT:
 Leasehold improvements                               2,007           1,348
 Equipment, furniture and fixtures                   27,956          25,616
                                                  ----------      ----------
   Total                                             29,963          26,964
 Accumulated depreciation and amortization          (15,641)        (13,219)
                                                  ----------      ----------
PROPERTY AND EQUIPMENT - NET                         14,322          13,745
                                                  ----------      ----------

INTANGIBLE ASSETS - NET                             112,081         108,638
LOAN TO UNCONSOLIDATED AFFILIATE                      3,000              --
OTHER ASSETS                                          2,636           1,895
                                                  ----------      ----------

TOTAL ASSETS                                      $ 274,782       $ 266,610
                                                  ----------      ----------
                                                  ----------      ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $  18,747       $  24,027
 Accrued compensation                                13,652          15,614
 Other current liabilities                            9,574           8,283
 Current portion of long-term obligations            25,077          14,065
 Income taxes payable                                 1,909           3,294
                                                  ----------      ----------
   Total Current Liabilities                         68,959          65,283
                                                  ----------      ----------

LONG-TERM OBLIGATIONS                                   315          33,546
                                                  ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock - authorized, 2,000,000
   shares of $.01 par value;issued and
   outstanding 0 shares at April 4, 1999
   and October 4, 1998, respectively                     --              --
 Exchangeable stock of a subsidiary                  13,569          15,411
 Common stock - authorized, 50,000,000 shares
   of $.01 par value; issued and outstanding
   30,062,528 and 28,630,600 shares at April 4,
   1999 and October 4, 1998, respectively               301             287
 Additional paid-in capital                         116,010          87,565
 Cumulative translation gain (loss)                    (778)             --
 Retained earnings                                   76,406          64,518
                                                  ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                          205,508         167,781
                                                  ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 274,782       $ 266,610
                                                  ----------      ----------
                                                  ----------      ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

In thousands, except per            Three Months Ended      Six Months Ended
  share data                       ---------------------  ---------------------
                                    April 4,   March 29,   April 4,   March 29,
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
Gross Revenue                       $128,083   $ 92,727    $242,056   $159,165
   Subcontractor costs                31,128     20,921      55,856     33,695
                                   ---------- ----------  ---------- ----------
Net Revenue                           96,955     71,806     186,200    125,470

Cost of Net Revenue                   74,402     54,786     144,589     95,125
                                   ---------- ----------  ---------- ----------
Gross Profit                          22,553     17,020      41,611     30,345

Selling, General and
  Administrative Expenses              9,646      7,465      17,522     12,969
Amortization of Intangibles            1,038        683       2,033      1,325
                                   ---------- ----------  ---------- ----------
Income from Operations                11,869      8,872      22,056     16,051

Interest Expense                         656        671       1,494        809
Interest Income                         (124)       (75)       (263)      (140)
                                   ---------- ----------  ---------- ----------
Income Before Income Tax Expense
  and Minority Interest               11,337      8,276      20,825     15,382
Income to Minority Interest               --        203          --        203
                                   ---------- ----------  ---------- ----------
Income Before Income Tax Expense      11,337      8,073      20,825     15,179

Income Tax Expense                     4,875      3,552       8,936      6,608
                                   ---------- ----------  ---------- ----------

Net Income                          $  6,462   $  4,521    $ 11,889   $  8,571
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------

Basic Earnings Per Share            $   0.22   $   0.16    $   0.41   $   0.31
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------
Diluted Earnings Per Share          $   0.21   $   0.16    $   0.38   $   0.30
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------

Weighted Average Common Shares Outstanding:

   Basic                              29,435     27,905      29,045     27,561
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------

   Diluted                            31,411     28,956      31,061     28,895
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

In thousands                                            Six Months Ended
                                                    ------------------------
                                                     April 4,      March 29,
                                                       1999          1998
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $ 11,889      $  8,571

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       4,456         3,220
    Undistributed earnings to minority interest            --           203
    Other                                                (542)         (662)

Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Accounts receivable                                18,071        (8,724)
    Unbilled receivables                               (7,148)       (4,862)
    Prepaid and other assets                             (672)       (4,028)
    Accounts payable                                   (5,305)        3,806
    Accrued compensation                               (2,473)         (702)
    Other current liabilities                             927            23
    Income taxes payable                               (2,638)       (3,859)
                                                    ----------    ----------
      Net Cash Provided By (Used In)
        Operating Activities                           16,565        (7,014)
                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                   (2,355)       (1,061)
Payments for business acquisitions,
  net of cash acquired                                 (4,033)      (25,640)
Payments on loans to unconsolidated affiliate          (3,000)           --
                                                    ----------    ----------
      Net Cash Used In Investing Activities            (9,388)      (26,701)
                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                            (29,219)      (15,002)
Proceeds from issuance of long-term debt                7,000        42,000
Net proceeds from issuance of common stock             23,003           914
                                                    ----------    ----------
      Net Cash (Used In) Provided By
        Financing Activities                              784        27,912
                                                    ----------    ----------

EFFECT OF RATE CHANGES ON CASH                           (778)           --
                                                    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    7,183        (5,803)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,889        12,262
                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 12,072      $  6,459
                                                    ----------    ----------
                                                    ----------    ----------

SUPPLIMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                          $  1,347      $    574
   Income taxes                                      $ 10,321      $ 10,080

                                  (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

In thousands                                            Six Months Ended
                                                    ------------------------
                                                     April 4,      March 29,
                                                       1999          1998
                                                    ----------    ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 In February 1999, the Company purchased all of
  the capital stock of McCulley, Frick & Gilman,
  Inc.  In conjunction with this acquisition,
  liabilities were assumed as follows:
    Fair value of assets acquired                    $ 10,086
    Cash paid                                          (4,250)
    Issuance of common stock                           (3,613)
    Other acquisition costs                               (70)
                                                    ----------
      Liabilities assumed                            $  2,153
                                                    ----------
                                                    ----------

 In December 1997, the Company, through its
  wholly-owned subsidiary Tetra Tech NUS, Inc.,
  purchased the assets of certain environmental
  services businesses of Brown & Root, Inc. and
  Halliburton NUS Corporation, both of which were
  subsidiaries of Halliburton Company.  In
  conjunction with this acquisition, liabilities
  were assumed as follows:
    Fair value of assets acquired                                  $ 27,794
    Cash paid                                                       (24,872)
    Other acquisition costs                                            (325)
                                                                  ----------
      Liabilities assumed                                          $  2,597
                                                                  ----------
                                                                  ----------

 In March 1998, the Company, through its
  wholly-owned subsidiary Whalen Service Corps
  Inc., purchased certain assets of TANCO LLC,
  dba Integration Technologies from ANTEC
  Corporation.  This purchase was related to a
  limited liability company agreement between
  Whalen Service Corps Inc. and Sentrex Cen-Comm.
  In conjunction with this acquisition,
  liabilities were assumed as follows:
    Fair value of assets acquired                                  $  1,572
    Cash paid                                                          (623)
                                                                  ----------
      Liabilities assumed                                          $    949
                                                                  ----------
                                                                  ----------

 In March 1998, the Company purchased all of
  the capital stock of C.D.C. Engineering, Inc.
  In conjunction with this acquisition,
  liabilities were assumed as follows:
    Fair value of assets acquired                                  $  2,299
    Cash paid                                                          (323)
    Issuance of common stock                                         (1,294)
    Other acquisition costs                                             (70)
                                                                  ----------
      Liabilities assumed                                          $    612
                                                                  ----------
                                                                  ----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  (Concluded)

                                TETRA TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheet as of April 4, 1999, the condensed consolidated statements of income for the three-month and six-month periods ended April 4, 1999 and March 29, 1998 and the condensed consolidated statements of cash flows for the six months ended April 4, 1999 and March 29, 1998 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998.

     The results of operations for the three and six months ended April 4, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1999.

2.   EARNINGS PER SHARE

     Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable, share for share, for the Company's common stock. Basic and diluted EPS reflect, on a retroactive basis, a 5-for-4 stock split effected in the form of a 25.0% stock dividend, wherein one additional share of stock was issued on September 15, 1998 for each four shares outstanding as of the record date of July 27, 1998.

3.   CURRENT ASSETS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $12.1 million and $4.9 million at April 4, 1999 and October 4, 1998, respectively.

4.   MERGERS AND ACQUISITIONS

     On December 31, 1997, the Company acquired, through its wholly-owned subsidiary Tetra Tech NUS, Inc., the assets of certain environmental services businesses of Brown &

Root, Inc. and Halliburton Corporation, both of which are subsidiaries of Halliburton Company (collectively, NUS). NUS provides consulting, engineering and design services for the environmental remediation of contaminated air, water and soil conditions. The purchase price was valued at approximately $25.2 million, as adjusted, and consisted of cash.

     On March 2, 1998, Whalen Service Corps Inc. (WSC) agreed to participate in a partnership with Sentrex Cen-Comm and ANTEC Corporation to provide design, engineering, information management and construction services to support advanced communication system upgrades to the broadband information transport industries. The agreement required the purchase of certain assets of TANCO LLC from ANTEC Corporation for a price in cash of approximately $0.6 million. WSC initially held a 51.0% majority interest in Whalen/Sentrex LLC, a California limited liability company, while LAL Corp. held the remaining 49.0% minority interest.

     On March 26, 1998, the Company acquired 100.0% of the capital stock of C.D.C. Engineering, Inc. (CDE), a consulting and engineering firm specializing in civil engineering, transportation engineering, structural engineering and land surveying. The purchase has been valued at approximately $1.5 million, consisting of cash and 71,060 shares of Company common stock.

     On July 8, 1998, the Company acquired 100.0% of the capital stock of McNamee, Porter & Seeley, Inc. (MPS), a provider of engineering services with expertise in the areas of water, industrial wastewater and process controls.
The purchase was valued at approximately $14.2 million, consisting of cash and 274,888 shares of Company common stock. Simultaneously with the acquisition, MPS distributed to its former shareholders accounts receivable having a net value of $8.0 million.

     On September 22, 1998, the Company acquired, through its subsidiary Tetra Tech Canada Ltd. (TtC), 100.0% of the capital stock of 1056584 Ontario Limited, 1056585 Ontario Limited, Venture Cable Limited, Cen-Comm Communications, Inc., Sentrex Electronics Inc. and LAL Corp. (collectively, the Sentrex Group of Companies (SGOC)), providers of engineering and technical services to the cable television, telephony and data networking industries. The purchase has been valued at approximately $19.2 million, consisting of cash and 920,354 shares of TtC exchangeable stock. The TtC exchangeable stock is exchangeable, share for share, for Company common stock as described in the related purchase agreement. Upon completion of the SGOC acquisition, the Company beneficially owns 100.0% of Whalen/Sentrex LLC.

     On February 26, 1999, the Company acquired 100.0% of the capital stock of McCulley, Frick & Gilman, Inc. (MFG), a provider of professional environmental science and consulting services to private-sector clients. The purchase was valued at approximately $7.9 million, consisting of cash and 185,192 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based on the final determination of MFG's net asset value as of February 26, 1999.

     All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods and economic factors specific to the Company's circumstances. During fiscal 1998 and 1999, stock exchanged in acquisitions was discounted by 15.0%. The results of operations of each of the companies acquired have been included in the Company's financial statements from their respective acquisition effective dates as set forth in the related purchase agreements.

     The effect of unaudited pro forma operating results of the MFG, SGOC and CDE transactions, had they been acquired on September 29, 1997, is not material.

     Pro forma operating results assuming the Company had acquired MPS and NUS on September 29, 1997 is presented in Note 6. UNAUDITED PRO FORMA OPERATING RESULTS.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of April 4, 1999 and October 4, 1998 was $2.4 million and $2.9 million, respectively. The allowance for disallowed costs as of both April 4, 1999 and October 4, 1998 was $9.8 million. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables, especially those acquired in acquisitions, where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.   UNAUDTED PRO FORMA OPERATING RESULTS

     The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired MPS and NUS on September 29, 1997. These amounts are based on historical results and assumptions and estimates in which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the MPS and NUS acquisitions had actually taken place on September 29, 1997.

                                     Pro Forma Six Months Ended
                                     --------------------------
                                          March 29, 1998
                                          --------------
     Gross revenue                         $ 196,897,000
     Income from operations                   17,071,000
     Net income                                8,835,000
     Basic earnings per share                       0.32
     Diluted earnings per share                     0.30


     Weighted average shares outstanding:
       Basic                                  27,698,000
       Diluted                                29,032,000


7.   SUBSEQUENT EVENTS

     On April 19, 1999, the Company's board of directors approved a 5-for-4 stock split, to be effected in the form of a 25.0% stock dividend, wherein one additional share of stock will be issued for each four shares outstanding. The record date for the stock split is May 14, 1999, and the distribution date is June 15, 1999. On a pro forma basis, the following table presents basic and diluted earnings per share for the periods presented giving effect to this stock split:

                                    Three Months Ended      Six Months Ended
                                   ---------------------  ---------------------
                                    April 4,   March 29,   April 4,   March 29,
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
Basic earnings per share              $0.18      $0.13      $0.33      $0.25
Diluted earnings per share            $0.16      $0.12      $0.31      $0.24


8.   COMPREHENSIVE INCOME

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three and six months ended April 4, 1999, the Company incurred net translation losses of $0.8 million. The Company incurred no translation gains or losses for the three and six months ended March 29, 1998.

9.   LOAN TO UNCONSOLIDATED AFFILIATE

     During the six months ended April 4, 1999, the Company loaned to TANCO LLC, a 50% owned affiliate, $3.0 million for working capital needs.

10.  SECONDARY OFFERING OF COMMON STOCK

     In February 1998, the Company, along with certain selling stockholders, offered 3,175,000 shares of its Common Stock through a public offering. The Company offered 1,000,000 shares and received $22.0 million in net proceeds from the offering of these shares. These proceeds were used for the partial repayment of outstanding indebtedness under the Company's revolving credit facility.

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED BELOW, THE MATTERS DISCUSSED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. OUR ACTUAL LIQUIDITY NEEDS, CAPITAL RECOURCES AND OPERATING RESULTS MAY DIFFER MATERIALLY FROM THE DISCUSSION SET FORTH BELOW IN THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION, REFER TO THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FILING.

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

     We provide our services to a diverse base of Federal, state and local government agencies, and private and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

                                           Percentage of Net Revenue
                                   --------------------------------------------
                                    Three Months Ended      Six Months Ended
                                   ---------------------  ---------------------
                                    April 4,   March 29,   April 4,   March 29,
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
CLIENT SECTOR
Federal government                    41.9%      51.3%       41.7%      48.8%
State & local government              14.3       11.8        14.5       12.5
Commercial                            39.4       34.7        39.0       36.4
International                          4.4        2.2         4.8        2.3


RECENT ACQUISITIONS

     As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the second quarter of fiscal 1999, we made the following acquisition:

     McCulley, Frick & Gilman, Inc. -- In February 1999, we acquired McCulley, Frick & Gilman, Inc. (MFG). The purchase was valued at approximately $7.9 million. MFG, a Colorado-based consulting and engineering firm, provides professional environmental science and consulting services to private-sector clients throughout the United States.

RESULTS OF OPERATIONS

     The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:


                                         % Relationship to Net Revenue
                                   --------------------------------------------
                                    Three Months Ended      Six Months Ended
                                   ---------------------  ---------------------
                                    April 4,   March 29,   April 4,   March 29,
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
Net revenue                          100.0%     100.0%      100.0%     100.0%
Cost of net revenue                   76.7       76.3        77.7       75.8
                                   ---------- ----------  ---------- ----------
Gross profit                          23.3       23.7        22.3       24.2
Selling, general and
  administrative expenses             11.1       11.3        10.5       11.4
                                   ---------- ----------  ---------- ----------
Income from operations                12.2       12.4        11.8       12.8
Net interest (expense) income         (0.5)      (0.9)       (0.6)      (0.5)
                                   ---------- ----------  ---------- ----------
Income before income taxes
  and minority interest               11.7       11.5        11.2       12.3
Income to minority interest             --       (0.3)         --       (0.2)
                                   ---------- ----------  ---------- ----------
Income before income taxes            11.7       11.2        11.2       12.1
Income tax expense                     5.0        4.9         4.8        5.3
                                   ---------- ----------  ---------- ----------
Net income                             6.7%       6.3%        6.4%       6.8%
                                   ---------- ----------  ---------- ----------
                                   ---------- ----------  ---------- ----------

     NET REVENUE. Net revenue increased $25.1 million, or 35.0%, to $97.0 million for the three months ended April 4, 1999 from $71.8 million for the comparable period last year. For the six months ended April 4, 1999, net revenue increased $60.7 million, or 48.4%, to $186.2 million from $125.4 million for the comparable period last year. All sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal government sector due to growth in the revenue from private sector clients and revenue contributed by the fourth quarter fiscal 1998 acquisitions. These acquisitions provided increases in our revenue from state and local governments and generated international revenue. For the three months ended April 4, 1999, net revenue provided by companies acquired in the past year totaled $14.8 million. Excluding this net revenue, we realized 14.5% growth in our net revenue. For the six months ended April 4, 1999, net revenue provided by companies acquired in the past year totaled $25.7 million. Excluding this net revenue, we realized 28.0% growth in our net revenue. Gross revenue increased $35.4 million, or 38.1%, to $128.1 million for the three months ended April 4, 1999 from $92.7 million for the comparable period last year. For the six months ended April 4, 1999, gross revenue increased $82.9 million, or 52.1%, to $242.1 million from $159.2 million for the comparable period last year.

     COST OF NET REVENUE. Cost of net revenue increased $19.6 million, or 35.8%, to $74.4 million for the three months ended April 4, 1999 from $54.8 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended April 4, 1999 was 76.7% compared to 76.3% for the comparable period last year. For the six months ended April 4, 1999, cost of net revenue increased $49.5 million, or 52.0%, to $144.6 million from $95.1 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the six months ended April 4, 1999 was 77.7% compared to 75.8 % for the comparable period last year. These increases were primarily due to the volume increases in cost-reimbursable type work in our resource management business area.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $2.5 million, or 31.1%, to $10.7 million for the three months ended April 4, 1999 from $8.1 million for the comparable period last year. As a percent of net revenue, SG&A expenses decreased to 11.1% for the three months ended April 4, 1999 from 11.3% for the comparable period last year. For the six months ended April 4, 1999, SG&A expenses increased $5.3 million, or 36.8%, to $19.6 million from $14.3 million for the comparable period last year. As a percentage of net revenue, SG&A expenses decreased to 10.5% for the six months ended April 4, 1999 from 11.4% for the comparable period last year. Amortization expense relating to acquisitions remained relatively flat at 1.1% of net revenue for both the three months and six months ended April 4, 1999. As our net revenue has increased, we have not commensurately increased our headquarters' costs. Additionally, we have realized cost reductions by centralizing certain corporate functions.

     NET INTEREST EXPENSE. Net interest expense decreased 10.7% to less than $0.6 million for the three months ended April 4, 1999. This decrease was primarily attributable to the collection of receivables and the receipt of approximately $22.2 million in net proceeds from our secondary offering of common stock in February, 1999. For the six months ended April 4, 1999, net interest expense increased $0.6 million, or 84.0%, to $1.2 million from $0.6 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit to facilitate acquisitions.

     INCOME TAX EXPENSE. Income tax expense increased $1.3 million, or 37.2%, to $4.9 million for the three months ended April 4, 1999 from $3.6 million for the comparable period last year. For the six months ended April 4, 1999, income tax expense increased $2.3 million, or 35.2%, to $8.9 million from $6.6 million for the comparable period last year. Our effective tax rate varies as we acquire companies. Certain amortization expenses relating to acquisitions are not tax deductible. Our current effective tax rate is 43.0% compared to 43.6% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 4, 1999, our working capital was $73.8 million, a decrease $3.2 million from October 4, 1998, of which cash and cash equivalents totaled $12.1 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $65.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $20.0 million outstanding at any given time. Our Credit Agreement provides for a mandatory reduction of $5.0 million on December 15, 1999. Our Facility matures on December 15, 2000 or earlier at our discretion upon payment in full of loans and other obligations. As of April 4, 1999, borrowings and standby letters of credit totaled $25.0 million and $1.4 million, respectively.

     In the six months ended April 4, 1999, we generated $15.8 million from operating activities compared to the usage of $7.0 million for the comparable period last year. This increase was primarily attributable to our efforts to increase our efficiency in the timing of our billings and the collection of our receivables. In the six months ended April 4, 1999, cash used in investing activities was $6.4 million compared to $26.7 million for the comparable period last year. This decrease primarily was the result of fewer business acquisitions. In the six months ended April 4, 1999, cash used in financing activities was $2.2 million compared to cash generation of $27.9 million for the comparable period last year. During the six months ended April 4, 1999, cash generated from operating activities and the proceeds of our secondary offering allowed us to reduce the outstanding borrowings on our Facility.

     We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 1999. However, we may seek to expand our borrowing capabilities to accommodate acquisition opportunities.

     We continuously evaluate the marketplace for strategic opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on the business environment, as well as on our results of operations. We proceed with an acquisition if we determine that the acquisition is anticipated to have an accretive effect on future operations. However, as successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

     We believe our operations have not been and, in the foreseeable future, do not expect to be materially adversely affected by inflation or changing prices.

MARKET RISKS

     We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term debt. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding debt between current liabilities and long-term debt based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying all of our $25.0 outstanding indebtedness under the Facility by the end of this fiscal year. However there can be no assurance that we will, or will be able to, repay our long-term debt in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

YEAR 2000

     We are working to resolve the potential impact of the year 2000 (Y2K) on our business operations and the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the Y2K could result in errors or system failures.

     We utilize a number of computer programs across our entire operation. The primary information technology (IT) systems we utilize are (1) the accounting and financial systems which include general ledger, accounts payable, accounts receivable, billing and collection, fixed assets, job cost accounting and payroll, and (2) human resource information management systems. We do not believe we have a material amount of non-IT systems upon which we rely.

     We have established both a Y2K review committee and a Y2K action team. The purpose of the review committee is to develop and communicate our Y2K plan to achieve our Y2K compliance mission. The purpose of the action team is to identify, remediate and implement plans to resolve Y2K related issues. Through the review committee and the action team, we are in the process of completing our full assessment of all issues relating to the Y2K. We have developed questionnaires regarding Y2K readiness to be used internally and externally. We have completed our internal assessment and are in the process of assessing the Y2K issues of our clients and vendors. We rely on certain software vendors who are the makers of Y2K compliance statements as they apply to our specific
software.   Our references to the Y2K compliance status
of these systems are republications of their statements. Based on the information collected to date, we do not believe that the cost of addressing our Y2K issues will have a material adverse impact on our financial position. We plan to devote all resources required to resolve any significant Y2K issues in a timely manner.

STATE OF READINESS

     We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as Y2K compliant by our vendors. Currently, 11 of our 14 operating units are accounted for, or 85.3% of our gross revenue is recognized on, these Y2K compliant systems. We are in the process of converting an additional operating unit and plan to either convert the two remaining units or upgrade them to a Y2K compliant version of their existing applications. In all cases, we believe that our financial and accounting systems will be Y2K compliant in a timely manner and will not be materially impacted by Y2K.

     We have installed a Y2K compliant human resource information management system. We have converted six of our operating units to date. We are currently in the process of converting our non-Y2K compliant units by July 1999 In all cases, we believe that our human resource management information systems will be Y2K compliant in a timely manner and will not be materially impacted by the Y2K.

     We have expended or obligated approximately $2.6 million on the procurement of these systems, the conversion of data from legacy systems to these systems, and on the implementation and testing of these systems.

     We have extensive business with the Federal government. Should the Federal government, specifically the Department of Defense, experience significant business interruptions relating to non-Y2K compliance, we could be materially impacted. To the extent that other third parties upon which we rely, such as banking institutions, clients and vendors, are unable to address their Y2K issues in a timely manner, we could be materially impacted. We believe the worst case scenario relating to Y2K would be an extensive period of time in which the Federal government and other third parties could not process payments promptly.

RISKS

     We believe the risks associated with non-Y2K compliance include:

     -    our inability to invoice and process payments;
     -    our inability to produce accurate and timely financials;
     -    the impact on our cash flow and working capital needs;
     -    the impact on our profitability; and
     - our potential liability to third parties for not meeting contracted deliverables.

CONTINGENCY PLANS

     We currently do not have formal contingency plans for the failure of our financial and accounting systems. We have substantial experience in the conversion process from multiple legacy systems to our vendor certified Y2K systems. We have an experienced and dedicated staff to perform the functions identified and are reasonably confident that the projected conversions will be accomplished as projected.

    We currently do not have formal contingency plans for the failure of our human resource information management system. Our implementation strategy has been to install the system as simply as possible, with little customization.
Our vendor supports this implementation strategy and has agreed to a financial penalty if the implementation is not achieved within three months. If conversion is not achieved by August 1999, we believe there will still be sufficient time to meet the Y2K deadline.

     We maintain, as a matter of policy and practice, mitigation plans in the event of systems failure, which include regular backup of historical information.

                                  RISK FACTORS

     SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.
YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" and "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE
THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OF OUR FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS QUARTERLY REPORT ON FORM 10-Q, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS DESCRIBED IN FORWARD-LOOKING STATEMENTS. THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

     A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1998, we purchased ten companies in five separate transactions. During the six months ended April 4, 1999, we purchased one company. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

     - We may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;
     - We compete with others to acquire companies. Competition may increase and may result in decreased availability or increased price for suitable acquisition candidates;
     - We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any potential acquisitions;
     - We may ultimately fail to consummate an acquisition even if announced that we plan to acquire a company;
     - We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures;
     -    These acquired companies may not perform as we expect;
     - We may find it difficult to provide a consistent quality of service across our geographically diverse operations; and
     - If we fail to successfully integrate any acquired company, our reputation could be damaged. This could make it more difficult to market our services or to acquire additional companies in the future.

In addition, our acquisition strategy may divert management's attention away from our primary service offerings, result in the loss of key clients or personnel and expose us to unanticipated liabilities.

     Finally, acquired companies that derive a significant portion of their revenues from the Federal government and that do not follow the same cost accounting policies and billing procedures as we do may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

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

RELIANCE ON KEY PERSONNEL AND QUALIFIED PROFESSIONALS

     We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were not once equity shareholders of these companies. We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

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

CONCENTRATION OF REVENUES

     Agencies of the Federal government are among our most significant clients. During the six months ended April 4, 1999, approximately 41.7% of our net revenue was derived from federal agencies, of which 27.2% was derived from the Department of Defense (DOD), 16.2% from the Environmental Protection Agency
(EPA), and 2.7% from the Department of Energy (DOE). Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

     Additionally, the failure of clients to pay significant amounts due us for our services could adversely affect our business. For example, we recently received notification from a Federal government agency that we are entitled to payments in excess of our billings. However, the agency involved must obtain specific funding approval for amounts owed to us and there can be no assurance this funding approval will be obtained.

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

     In September 1995, we acquired PRC Environmental Management, Inc. (EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. The DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1996. As a result of these audits and negotiations with the DCAA, the DCAA disallowed approximately $3.1 million in costs.

CONTRACTS

     We contract with Federal and state governments as well as with the private sector. These contracts are often subject to termination at the discretion of the client. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. In the six months ended April 4, 1999, approximately 31.4% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

DEPENDENCE ON SUBCONTRACTORS

     Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the six months ended April 4, 1999, subcontractor costs comprised 23.1% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

SIGNIFICANT COMPETITION

     We provide specialized management consulting and technical services to a broad range of public and private sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms which may have greater financial and marketing resources than ours.

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

     We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. We believe that our insurance policies are adequate for our business operations. Professional liability policies are "claims made" policies; thus, only claims made during the term of the policy are covered. Should we terminate our professional liability policy and not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. Should we expand into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     In the six months ended April 4, 1999, approximately 4.8% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

YEAR 2000

     We are working to resolve the potential impact of the year 2000 (Y2K) on its business operations and the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of its programs that recognize a date using "00" as the year 1900 rather than the Y2K could result in errors or system failures.

     We utilize a number of computer programs across our entire operation. The primary information technology systems we utilize are the accounting and financial and human resource information management systems. We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as Y2K compliant by our vendors. Currently, 11 of our 14 operating units are accounted for, or 85.3% of our gross revenue is recognized on, these Y2K compliant systems. We are in the process of converting an additional operating unit and plan to either convert the two remaining units or upgrade them to a Y2K compliant version of their existing applications. In all cases, we believe that our financial and accounting systems will be Y2K compliant in a timely manner and will not be materially impacted by Y2K.

     We have extensive business with the Federal government. Should the Federal government, especially the Department of Defense, experience significant business interruptions relating to non-Y2K compliance, we could be materially impacted. To the extent that other third parties upon which we rely, such as banking institutions, clients and vendors, are unable to address their Y2K issues in a timely manner, we could be materially impacted. We believe that the worst case scenario relating to Y2K would be an extensive period of time in which the Federal government and other third parties could not process payments promptly, in addition to the Company's financial institutions not being able to supply the Company with its working capital needs.

     Additional risks associated with non-Y2K compliance include:

     -    our inability to invoice and process payments;
     -    our inability to produce accurate and timely financials;
     -    the impact on our cash flow and working capital needs;
     -    the impact on our profitability; and
     - our potential liability to third parties for not meeting contracted deliverables.

IMPACT OF ANTI-TAKEOVER PROVISIONS ON OUR STOCK PRICE

     Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects. These anti-takeover effects could delay or prevent a takeover attempt that our stockholders might consider in their best interests.

     In addition, our board of directors is authorized to issue, without obtaining stockholder approval, up to 2.0 million shares of preferred stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

     In the future, we may adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Certain of these measures may be adopted without any further vote or action by the stockholders.

                          PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On February 26, 1999, we acquired 100.0% of the capital stock of McCulley, Frick & Gilman, Inc., a Texas corporation (MFG), through stock purchases from the former shareholders of MFG (the "Stock Purchase"). In connection with the Stock Purchase, we issued an aggregate of 185,192 shares of our common stock, $.01 par value ("Common Stock"), to the former shareholders of MFG. For purposes of the Stock Purchase, each share of Common Stock was valued at $22.95. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On February 17, 1999, we held our annual meeting of stockholders for the sole purpose of re-electing the following five directors to our Board of
Directors: Li-San Hwang, Daniel A. Whalen, J. Christopher Lewis, Patrick C. Haden and James J. Shelton. The votes cast in the election were as follows:

                                                                     BROKER
DIRECTOR                  FOR      WITHHOLD AUTHORITY  ABSTENTIONS  NON-VOTES
--------               ----------  ------------------  -----------  ---------

Li-San Hwang           25,065,507      202,647             0            0

Daniel A. Whalen       24,925,742      342,412             0            0

J. Christopher Lewis   25,066,169      201,985             0            0

Patrick C. Haden       25,027,163      240,991             0            0

James J. Shelton       25,064,415      203,739             0            0


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

         10.24 Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached hereto.

         11       Computation of Net Income Per Common Share.

         27       Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:  May 19, 1999   TETRA TECH, INC.



                            By:  /s/ Li-San Hwang
                                 -------------------------------------------
                                 Li-San Hwang
                                 Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                            By:  /s/ James M. Jaska
                                 -------------------------------------------
                                 James M. Jaska
                                 Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)