Form 10-Q
period 1999-07-04
TETRA TECH INC
filed 1999-08-18
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JULY 4, 1999

                                       OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-19655

                                TETRA TECH, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   95-4148514
--------------------------------           -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)                          number)



              670 N. ROSEMEAD BOULEVARD, PASADENA, CALIFORNIA 91107
        -----------------------------------------------------------------
                    (Address of principal executive offices)


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

As of August 6, 1999, the total number of outstanding shares of the Registrant's common stock was 38,138,176.

                                TETRA TECH, INC.

                                      INDEX

                                                                        PAGE NO.
PART I.      FINANCIAL INFORMATION
    Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets                      3

                  Condensed Consolidated Statements of Income                4

                  Condensed Consolidated Statements of Cash Flows            5

                  Notes to Condensed Consolidated Financial Statements       9

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk     22

             Risk Factors                                                   23


PART II.     OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                      30

    Item 6.  Exhibits and Reports on Form 8-K                               30


Signatures                                                                  35

                          PART I. FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets

In thousands, except share data                                                    July 4,     October 4,
                                                                                    1999          1998
                                                                                 ----------    ----------
                                                                                (unaudited)
                                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .................................................. $    9,293    $    4,889
    Accounts receivable - net ..................................................     80,041        68,834
    Unbilled receivables - net .................................................     69,622        59,888
    Prepaid and other current assets ...........................................      9,227         4,955
    Deferred income taxes ......................................................      3,766         3,766
                                                                                 ----------    ----------
       Total Current Assets ....................................................    171,949       142,332
                                                                                 ----------    ----------

PROPERTY AND EQUIPMENT:
    Leasehold improvements .....................................................      2,121         1,348
    Equipment, furniture and fixtures ..........................................     34,760        25,616
                                                                                 ----------    ----------
       Total ...................................................................     36,881        26,964
    Accumulated depreciation and amortization ..................................    (18,578)      (13,219)
                                                                                 ----------    ----------
PROPERTY AND EQUIPMENT - NET ...................................................     18,303        13,745
                                                                                 ----------    ----------

INTANGIBLE ASSETS - NET ........................................................    147,762       108,638
LOAN TO UNCONSOLIDATED AFFILIATE ...............................................      3,000            --
OTHER ASSETS ...................................................................      4,014         1,895
                                                                                 ----------    ----------

TOTAL ASSETS ................................................................... $  345,028    $  266,610
                                                                                 ----------    ----------
                                                                                 ----------    ----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ........................................................... $   25,195    $   24,027
    Accrued compensation .......................................................     19,597        15,614
    Other current liabilities ..................................................     16,226         8,283
    Current portion of long-term obligations ...................................     21,000        14,065
    Income taxes payable .......................................................      5,953         3,294
                                                                                 ----------    ----------
       Total Current Liabilities ...............................................     87,971        65,283
                                                                                 ----------    ----------

LONG-TERM OBLIGATIONS ..........................................................     35,336        33,546
                                                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value;
      issued and outstanding 0 shares ..........................................         --            --
    Exchangeable stock of a subsidiary .........................................     13,570        15,411
    Common stock - authorized, 50,000,000 shares of $.01 par value; issued and outstanding 38,132,018 and 28,630,600 shares at
      July 4, 1999 and October 4, 1998, respectively ...........................        381           287
    Additional paid-in capital .................................................    123,444        87,565
    Cumulative translation loss ................................................       (584)           --
    Retained earnings ..........................................................     84,910        64,518
                                                                                 ----------    ----------
TOTAL STOCKHOLDERS' EQUITY .....................................................    221,721       167,781
                                                                                 ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................... $  345,028    $  266,610
                                                                                 ----------    ----------
                                                                                 ----------    ----------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


In thousands, except per share data                                    Three Months Ended         Nine Months Ended
                                                                     ----------------------    ----------------------
                                                                       July 4,     June 28,     July 4,      June 28,
                                                                        1999        1998         1999          1998
                                                                     ---------    ---------    ---------    ---------
Gross Revenue ....................................................   $ 157,091    $  98,231    $ 399,147    $ 257,396
      Subcontractor costs ........................................      36,352       23,082       92,208       56,777
                                                                     ---------    ---------    ---------    ---------
Net Revenue ......................................................     120,739       75,149      306,939      200,619

Cost of Net Revenue ..............................................      88,189       54,405      232,778      149,530
                                                                     ---------    ---------    ---------    ---------
Gross Profit .....................................................      32,550       20,744       74,161       51,089

Selling, General and Administrative Expenses .....................      15,598        8,636       33,120       21,605
Amortization of Intangibles ......................................       1,353          697        3,386        2,022
                                                                     ---------    ---------    ---------    ---------
Income from Operations ...........................................      15,599       11,411       37,655       27,462

Interest Expense .................................................         649          624        2,143        1,433
Interest Income ..................................................         (99)        (114)        (362)        (254)
                                                                     ---------    ---------    ---------    ---------

Income Before Minority Interest and Income Tax
   Expense .......................................................      15,049       10,901       35,874       26,283
Income to Minority Interest ......................................          --        1,194           --        1,397
                                                                     ---------    ---------    ---------    ---------
Income Before Income Tax Expense .................................      15,049        9,707       35,874       24,886

Income Tax Expense ...............................................       6,546        4,214       15,482       10,822
                                                                     ---------    ---------    ---------    ---------

Net Income .......................................................   $   8,503    $   5,493    $  20,392    $  14,064
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

Basic Earnings Per Share .........................................   $    0.22    $    0.16    $    0.55    $    0.41
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

Diluted Earnings Per Share .......................................   $    0.21    $    0.15    $    0.52    $    0.39
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

Weighted Average Common Shares Outstanding:
      Basic ......................................................      37,801       35,184       36,805       34,695
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

      Diluted ....................................................      40,145       36,502       39,266       36,245
                                                                     ---------    ---------    ---------    ---------
                                                                     ---------    ---------    ---------    ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                            Nine Months Ended
                                                                                 -------------------------------
                                                                                   July 4,            June 28,
                                                                                    1999                1998
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................       $ 20,392         $   14,064

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................          8,745              5,102
      Undistributed earnings to minority interest...........................            --               1,397
      Provision for losses on receivables...................................         (1,105)              (631)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................          2,220            (16,655)
      Unbilled receivables..................................................         (3,446)             1,074
      Prepaid and other assets..............................................         (3,906)            (4,981)
      Accounts payable......................................................         (5,494)             4,937
      Accrued compensation..................................................             26               (304)
      Other current liabilities.............................................            170             (4,511)
      Income taxes payable..................................................           (824)            (1,346)
                                                                                 ------------       ------------
          Net Cash Provided By (Used In) Operating Activities...............         16,778             (1,854)
                                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................         (4,005)            (2,374)
Payments for business acquisitions, net of cash acquired....................        (33,963)           (25,948)
Payments on loans to unconsolidated affiliate...............................         (3,000)                --
                                                                                 ------------       ------------
          Net Cash Used In Investing Activities.............................        (40,968)            (28,322)
                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt..................................................        (45,000)            (27,519)
Proceeds from issuance of long-term debt....................................         48,359              49,000
Net proceeds from issuance of common stock..................................         25,819               3,305
                                                                                 ------------       ------------
          Net Cash Provided By Financing Activities.........................         29,178              24,786
                                                                                 ------------       ------------

EFFECT OF RATE CHANGES ON CASH..............................................           (584)                 --
                                                                                 ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          4,404             (5,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................          4,889             12,262
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................     $    9,293         $    6,872
                                                                                 ------------       ------------
                                                                                 ------------       ------------

SUPPLIMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest..............................................................     $    1,804         $    1,197
      Income taxes..........................................................     $    4,739         $   12,168


                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                                Nine Months Ended
                                                                                        -----------------------
                                                                                          July 4,     June 28,
                                                                                           1999         1998
                                                                                        ----------   ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In February 1999, the Company purchased all of the capital stock of McCulley,
     Frick & Gilman, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...............................................   $   10,086
        Cash paid ...................................................................       (4,250)
        Issuance of common stock ....................................................       (3,613)
        Other acquisition costs .....................................................          (70)
                                                                                        ----------
           Liabilities assumed ......................................................   $    2,153
                                                                                        ----------
                                                                                        ----------

   In May 1999, the Company purchased all of the capital stock of Collins/Pina
     Consulting Engineers, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...............................................   $    4,919
        Cash paid ...................................................................       (2,501)
        Issuance of common stock ....................................................         (102)
        Other acquisition costs .....................................................          (70)
                                                                                        ----------
           Liabilities assumed ......................................................   $    2,246
                                                                                        ----------
                                                                                        ----------

   In May 1999, the Company purchased all of the capital stock of
     D.E.A. Construction Company.  In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...............................................   $   19,532
        Cash paid ...................................................................      (14,000)
        Covenant not to compete .....................................................         (250)
        Purchase price payable ......................................................         (185)
        Other acquisition costs .....................................................          (80)
                                                                                        ----------
           Liabilities assumed ......................................................   $    5,017
                                                                                        ----------
                                                                                        ----------

   In May 1999, the Company purchased all of the capital stock of BAHA
     Communications, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...............................................   $    3,355
        Issuance of common stock ....................................................       (2,133)
        Common stock held in escrow .................................................         (425)
        Other acquisition costs .....................................................          (70)
                                                                                        ----------
           Liabilities assumed ......................................................   $      727
                                                                                        ----------
                                                                                        ----------


                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                             Nine Months Ended
                                                                                    --------------------------
                                                                                     July 4,          June 28,
                                                                                       1999            1998
                                                                                    ----------      ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In June 1999, the Company purchased all of the capital stock of Utilities &
     C.C., Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...........................................   $    2,568
        Issuance of common stock ................................................       (2,040)
        Other acquisition costs .................................................          (70)
                                                                                    ----------
           Liabilities assumed ..................................................   $      458
                                                                                    ----------
                                                                                    ----------

   In June 1999, the Company purchased all of the capital stock of ASL
     Consultants, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...........................................   $   16,433
        Cash paid ...............................................................      (10,000)
        Other acquisition costs .................................................          (90)
                                                                                    ----------
           Liabilities assumed ..................................................   $    6,343
                                                                                    ----------
                                                                                    ----------

   In June 1999, the Company purchased all of the capital stock of L.M.W.
     Associates, Inc., Cosentini Associates, Inc. and Cobin, Inc. and all of the
     limited liability partnership interests of Cosentini Associates IL LLP,
     Cosentini Associates MA LLP, Cosentini Associates DC LLP and Cosentini
     Associates FL LLP (collectively, CAA). In conjunction with these acquisitions, liabilities were assumed as follows:
        Fair value of assets acquired ...........................................   $   15,577
        Cash paid ...............................................................       (5,069)
        Other acquisition costs .................................................         (250)
                                                                                    ----------
           Liabilities assumed ..................................................   $   10,258
                                                                                    ----------
                                                                                    ----------

   In December 1997, the Company, through its wholly-owned subsidiary Tetra Tech
     NUS, Inc., purchased the assets of certain environmental services businesses of Brown & Root, Inc. and Halliburton NUS Corporation, both of which were subsidiaries of Halliburton Company. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired ...........................................                   $   27,794
        Cash paid ...............................................................                      (24,872)
        Other acquisition costs .................................................                         (325)
                                                                                                    ----------
           Liabilities assumed ..................................................                   $    2,597
                                                                                                    ----------
                                                                                                    ----------



                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                            Nine Months Ended
                                                                                  ------------------------------
                                                                                    July 4,           June 28,
                                                                                     1999               1998
                                                                                  -----------       -----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In March 1998, the Company, through its wholly-owned subsidiary Whalen
     Service Corps Inc., purchased certain assets of TANCO LLC, dba Integration
     Technologies from ANTEC Corporation. This purchase was related to a limited liability company agreement between Whalen Service Corps Inc. and Sentrex
     Cen-Comm. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    1,572
        Cash paid...........................................................                              (623)
                                                                                                    -----------
           Liabilities assumed..............................................                        $      949
                                                                                                    -----------
                                                                                                    -----------

   In March 1998, the Company purchased all of the capital stock of
     C.D.C. Engineering, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    2,299
        Cash paid...........................................................                              (323)
        Issuance of common stock............................................                            (1,294)
        Other acquisition costs.............................................                               (70)
                                                                                                    -----------
           Liabilities assumed..............................................                        $      612
                                                                                                    -----------
                                                                                                    -----------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   (Concluded)

                                TETRA TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of July 4, 1999, the condensed consolidated statements of income for the three-month and nine-month periods ended July 4, 1999 and June 28, 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended July 4, 1999 and June 28, 1998 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998.

         The results of operations for the three and nine months ended July 4, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 1999.

         All share and per share amounts reflect, on a retroactive basis, the 5-for-4 stock splits effected in the form of 25.0% stock dividends, wherein one additional share of stock was issued on June 15, 1999 and September 15, 1998 for each four shares outstanding as of the record dates of May 14, 1999 and July 27, 1998, respectively.

2.       EARNINGS PER SHARE

         Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable, on a basis of 1.25 shares of exchangeable stock for 1 share of Company common stock.

3.       CURRENT ASSETS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $9.3 million and $4.9 million at July 4, 1999 and October 4, 1998, respectively.

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

         On March 26, 1998, the Company acquired 100.0% of the capital stock of C.D.C. Engineering, Inc. (CDE), a consulting and engineering firm specializing in civil engineering, transportation engineering, structural engineering and land surveying. The purchase has been valued at approximately $1.6 million, consisting of cash and 88,829 shares of Company common stock.

         On July 8, 1998, the Company acquired 100.0% of the capital stock of McNamee, Porter & Seeley, Inc. (MPS), a provider of engineering services with expertise in the areas of water, industrial wastewater and process controls. The purchase was valued at approximately $15.3 million, consisting of cash and 343,610 shares of Company common stock. Simultaneously with the acquisition, MPS distributed to its former shareholders accounts receivable having a net value of $8.0 million.

         On September 22, 1998, the Company acquired, through its subsidiary Tetra Tech Canada Ltd. (TtC), 100.0% of the capital stock of 1056584 Ontario Limited, 1056585 Ontario Limited, Venture Cable Limited, Cen-Comm Communications, Inc., Sentrex Electronics Inc. and LAL Corp. (collectively, the Sentrex Group of Companies (SGOC)), providers of engineering and technical services to the cable television, telephony and data networking industries. The purchase has been valued at approximately $19.2 million, consisting of cash and 1,150,442 shares of TtC exchangeable stock. The TtC exchangeable stock is exchangeable, on a basis of 1.25 shares of exchangeable stock for 1 share of Company common stock as described in the related purchase agreement. Upon completion of the SGOC acquisition, the Company beneficially owns 100.0% of Whalen/Sentrex LLC.

         On February 26, 1999, the Company acquired 100.0% of the capital stock of McCulley, Frick & Gilman, Inc. (MFG), a provider of professional environmental science and consulting services to private-sector clients. The purchase was valued at approximately $7.9 million, consisting of cash and 231,490 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based on the final determination of MFG's net asset value as of February 26, 1999.

         On May 7, 1999, the Company acquired 100.0% of the capital stock of Collins/Pina Consulting Engineers, Inc. (CPC), a provider of consulting engineering and related services primarily in the state of Arizona. The purchase was valued at approximately $2.7 million, as adjusted, consisting of cash and 6,172 shares of Company common stock.

         On May 19, 1999, the Company acquired 100.0% of the capital stock of D.E.A. Construction Company (DCC), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design and construction and maintenance capabilities of communications and information transport systems. The purchase was valued at approximately $14.3 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based on the final determination of DCC's net asset value as of May 19, 1999. Additionally, the Company paid $0.3 million to the President and Chief Executive Officer of DCC as consideration for a non-competition agreement.

         On May 21, 1999, the Company acquired 100.0% of the capital stock of BAHA Communications, Inc. (BCI), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.6 million and consisted of 176,168 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based on the final determination of BCI's net asset value as of June 30, 1999. Of the 176,168 shares of Company common stock, 29,272 shares are being held in escrow as contingent consideration until July 31, 2000 and will be released dependent upon BCI's operational performance, as specified in the related escrow agreement, during the previous 12-month period. Simultaneously with the acquisition, BCI distributed to its former shareholders accounts receivable having a net value of $1.0 million.

         On June 18, 1999, the Company acquired 100.0% of the capital stock of Utilities & C.C., Inc. (UCC), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.1 million and consisted of 137,930 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of UCC's net asset value as of May 30, 1999.

         On June 25, 1999, the Company acquired 100.0% of the capital stock of ASL Consultants, Inc. (ASL), a provider of water and wastewater treatment, transportation, and other engineering services. The purchase was valued at approximately $10.1 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of ASL's net asset value as of July 2, 1999.

         On June 30, 1999, the Company acquired 100.0% of the capital stock of L.M.W. Associates, Inc., Cosentini Associates, Inc. and Cobin, Inc., and 100.0% of the limited liability partnership interests of Cosentini Associates
IL LLP, Cosentini Associates MA LLP, Cosentini Associates DC LLP and
Cosentini Associates FL LLP (collectively, CAA). The purchase was valued at approximately $5.3 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of CAA's net asset value as of June 30, 1999. Simultaneously with the acquisition, CAA distributed to its former shareholders and partners accounts receivable having a gross value of $18.4 million.

         All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods and economic factors specific to the Company's circumstances. During fiscal 1998 and 1999, stock exchanged in acquisitions was discounted by 15.0%. The results of operations of each of the companies acquired have been included in the Company's financial statements as set forth in the related purchase agreements.

         The effect of unaudited pro forma operating results of the UCC, BCI, DCC, CPC, MFG, SGOC and CDE transactions, had they been acquired on September 29, 1997, is not material.

         Pro forma operating results assuming the Company had acquired CAA, ASL, MPS and NUS on September 29, 1997 is presented in Note 6. UNAUDITED PRO FORMA OPERATING RESULTS.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of July 4, 1999 and October 4, 1998 was $3.6 million and $2.9 million, respectively. The allowance for disallowed costs as of July 4, 1999 and October 4, 1998 was $3.7 million and $9.8 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables, especially those acquired in acquisitions, where there is substantial uncertainty as to their collection. In September 1995, the Company purchased the stock of PRC Environmental Management, Inc. (EMI). EMI contracts with the Federal government and at the time of acquisition, had outstanding audits for the years 1987 through 1995. Reserves for cost disallowances resulting from those audits were established at the time of acquisition. During the three months ended July 4, 1999, it was determined that approximately $4.4 million of the $10.7 million outstanding receivables relating to these years would ultimately be uncollectible due to cost disallowances. Accordingly, this amount was applied against the allowance for disallowed costs. It was further determined that the total reserve against these receivables exceeded the ultimate risk exposure by approximately $1.75 million. Accordingly, this amount was taken into income during the three months ended July 4, 1999. At July 4, 1999, approximately $2.1 million of these receivables remained uncollected and fully reserved. Should these amounts be collected in future periods, they will likewise be taken into income. However, as of July 4, 1999, collectibility was not assured and therefore these amounts remain fully reserved. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.       UNAUDITED PRO FORMA OPERATING RESULTS

         The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired CAA, ASL, MPS and NUS on September 29, 1997. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the CAA, ASL, MPS and NUS acquisitions had actually taken place on September 29, 1997.

                                                      Pro Forma Nine Months Ended
                                                  -------------------------------------
                                                  July 4, 1999            June 28, 1998
                                                 -------------            -------------
         Gross revenue                              $429,420                 $344,030
         Income from operations                       39,139                   29,774
         Net income                                   36,709                   14,055
         Basic earnings per share                       0.57                     0.40
         Diluted earnings per share                     0.53                     0.39
         Weighted average shares outstanding:
              Basic                                   36,805                   34,954
              Diluted                                 39,265                   36,507

7.       COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three and nine months ended July 4, 1999, comprehensive income was approximately $8.7 million and $19.8 million, respectively. For the three and nine months ended July 4, 1999, the Company incurred net translation gains of $0.2 million and net translation losses of $0.6 million, respectively. The Company incurred no translation gains or losses for the three and nine months ended June 28, 1998.

8.       LOAN TO UNCONSOLIDATED AFFILIATE

         During the nine months ended July 4, 1999, the Company had loans of $3.0 million outstanding to TANCO LLC, a 50% owned affiliate, for working capital needs.

9.       SECONDARY OFFERING OF COMMON STOCK

         In February 1998, the Company, along with certain selling stockholders, offered 3,968,750 shares of its common stock through a public offering. The Company offered 1,250,000 shares and received approximately $22.0 million in net proceeds from the offering of these shares. These proceeds were used for the partial repayment of outstanding indebtedness under the Company's revolving credit facility.

10.      SUBSEQUENT EVENTS

         Effective August 2, 1999, the Company amended its revolving credit facility to increase its line of credit from $65.0 million to $80.0 million in order to provide for additional working capital and potential acquisition needs. This facility will be reduced to $65.0 million in February 2000.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED BELOW, THE MATTERS DISCUSSED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. OUR ACTUAL LIQUIDITY NEEDS, CAPITAL RESOURCES AND OPERATING RESULTS MAY DIFFER MATERIALLY FROM THE DISCUSSION SET FORTH BELOW IN THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION, REFER TO THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FILING.

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

         Our cost of net revenue includes professional compensation and certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our selling, general and administrative (SG&A) expenses are comprised primarily of our corporate headquarters' costs related to the executive offices, corporate finance and accounting, information technology, marketing, and bid and proposal costs. These costs are generally unrelated to specific client projects and can vary as expenses are incurred supporting corporate activities and initiatives. In addition, we include amortization of certain intangible assets resulting from acquisitions in SG&A expenses.

         We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

                                                           Percentage of Net Revenue
                             -----------------------------------------------------------------------------------
                                        Three Months Ended                           Nine Months Ended
                             ---------------------------------------     ---------------------------------------
Client Sector                    July 4, 1999         June 28, 1998          July 4, 1999         June 28, 1998
-------------                -------------------  -------------------    -------------------  ------------------
Federal government                   36.1%                51.5%                  39.6%                49.8%
State & local government             17.4                 11.4                   15.6                 12.1
Commercial                           44.1                 34.8                   41.0                 35.8
International                         2.4                  2.3                    3.8                  2.3

RECENT ACQUISITIONS

         As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During fiscal 1999, we made the following acquisitions:

         MCCULLEY, FRICK & GILMAN, INC. -- In February 1999, we acquired McCulley, Frick & Gilman, Inc. (MFG). The purchase was valued at approximately $7.9 million. Following the transaction we changed the name to MFG, Inc. MFG, a Colorado-based consulting and engineering firm, provides professional environmental science and consulting services to private-sector clients throughout the United States.

         COLLINS/PINA CONSULTING ENGINEERS, INC. -- In May 1999, we acquired Collins/Pina Consulting Engineers, Inc. (CPC). The purchase was valued at approximately $2.7 million. CPC, an Arizona-based consulting engineering firm, provides engineering and related services primarily to state and local governments in Arizona.

         D.E.A. CONSTRUCTION COMPANY -- In May 1999, we acquired D.E.A. Construction Company (DCC). The purchase was valued at approximately $14.3 million. DCC, a Colorado-based construction and field services firm, provides design and construction and maintenance of communications and information transport systems to the communications industry primarily in Colorado, Idaho and surrounding states.

         BAHA COMMUNICATIONS, INC. -- In May 1999, we acquired BAHA Communications, Inc. (BCI). The purchase was valued at approximately $2.6 million. BCI, a Nevada-based construction and field services firm, provides infrastructure installation and maintenance services to the wireless personal communications industry primarily in Nevada and the Southwestern United States.

         UTILITIES & C.C., INC. -- In June 1999, we acquired Utilities & C.C., Inc. (UCC). The purchase was valued at approximately $2.1 million. UCC, a Northern California-based construction and field services firm, provides infrastructure installation and maintenance services to the wireless personal communications industry primarily in California.

         ASL CONSULTANTS, INC. -- In June 1999, we acquired ASL Consultants, Inc. (ASL). The purchase was valued at approximately $10.1 million. ASL, a Southern California-based consulting engineering firm, provides water and wastewater treatment, transportation, and other engineering services throughout California and Arizona to Federal, state, and local government and commercial clients.

         COSENTINI ASSOCIATES -- In June 1999, we acquired outstanding shares and partnership interests of certain companies affiliated with Cosentini Associates LLP (collectively, CAA). The purchase was valued at approximately $5.3 million. CAA, a New York-based engineering firm, provides engineering services for major buildings primarily in the Northeastern United States.

RESULTS OF OPERATIONS

         The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

                                   % Relationship to Net Revenue               % Relationship to Net Revenue
                                   -----------------------------               -----------------------------
                                        Three Months Ended                           Nine Months Ended
                                        ------------------                           -----------------
                                  July 4, 1999    June 28, 1998               July 4, 1999    June 28, 1998
                                  ------------    -------------               ------------    -------------
Net revenue                          100.0%          100.0%                      100.0%          100.0%
Cost of net revenue                   73.0            72.4                        75.8            74.5
                                   ---------       ----------                 ----------       ----------
Gross profit                          27.0            27.6                        24.2            25.5
Selling, general and
   administrative expenses            12.9            11.5                        10.8            10.8
Acquisition amortization               1.2             0.9                         1.1             1.0
                                   ---------       ----------                 ----------       ----------
Income from operations                12.9            15.2                        12.3            13.7
Net interest (expense) income         (0.4)           (0.7)                       (0.6)           (0.6)
                                   ---------       ----------                 ----------       ----------
Income before minority interest
   and income tax expense             12.5            14.5                        11.7            13.1
Income to minority interest            --             (1.6)                        --             (0.7)
                                   ---------       ----------                 ----------       ----------
Income before income tax expense      12.5            12.9                        11.7            12.4
Income tax expense                     5.5             5.6                         5.0             5.4
                                   ---------       ----------                 ----------       ----------
Net income                             7.0%            7.3%                        6.6%            7.0%
                                   ---------       ----------                 ----------       ----------
                                   ---------       ----------                 ----------       ----------

         NET REVENUE. Net revenue increased $45.6 million, or 60.7%, to $120.7 million for the three months ended July 4, 1999 from $75.1 million for the comparable period last year. For the nine months ended July 4, 1999, net revenue increased $106.3 million, or 53.0%, to $306.9 million from $200.6 million for the comparable period last year. Included in net revenue for the three months and nine months ended July 4, 1999 was $1.75 million relating to the over accrual of an allowance for disallowed costs (See Note 5. in Notes to Condensed Consolidated Financial Statements). This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently collected and therefore included as revenue. Excluding this adjustment, net revenue increased 58.3% and 52.1% for the three and nine months ended July 4, 1999, respectively. All client sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal government sector due to growth in revenue from commercial clients and revenue contributed by acquired companies. These acquisitions provided increases in our revenue from both state and local governments and commercial clients. For the three months ended July 4, 1999, net revenue provided by companies acquired in the past 12 months totaled $40.9 million. Excluding this net revenue, we recognized 6.2% growth in our net revenue. For the nine months ended July 4, 1999, net revenue provided by companies acquired in the past 12 months totaled $66.7 million. Excluding this net revenue, we recognized 19.7% growth in our net revenue. Gross revenue increased $58.9 million, or 59.9%, to $157.1 million for the three months ended July 4, 1999 from $98.2 million for the comparable period last year. For the nine months ended July 4, 1999, gross revenue increased $141.8 million, or 55.1%, to $399.1 million from $257.4 million for the comparable period last year.

         COST OF NET REVENUE. Cost of net revenue increased $33.8 million, or 62.1%, to $88.2 million for the three months ended July 4, 1999 from $54.4 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended July 4, 1999 was 73.0% compared to 72.4% for the comparable period last year. For the nine months ended July 4, 1999, cost of net revenue increased $83.2 million, or 55.7%, to $232.8 million from $149.5 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the nine months ended July 4, 1999 was 75.8% compared to 74.5% for the comparable period last year. These increases were primarily due to the volume increases in our resource management business area, as well as the higher cost of net revenue for the acquired companies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses, including amortization of intangibles, increased $7.6 million, or 81.6%, to $17.0 million for the three months ended July 4, 1999 from $9.3 million for the comparable period last year. As a percent of net revenue, SG&A expenses, including amortization of intangibles, increased to 14.1% for the three months ended July 4, 1999 from 12.4% for the comparable period last year. For the nine months ended July 4, 1999, SG&A expenses, including amortization of intangibles, increased $12.9 million, or 54.5%, to $36.5 million from $23.6 million for the comparable period last year. As a percentage of net revenue, SG&A expenses, including amortization of intangibles, increased 11.9% for the nine months ended July 4, 1999 from 11.8% for the comparable period last year. Amortization expense relating to acquisitions increased to 1.2% of net revenue for both the three months and nine months ended July 4, 1999 from 0.9% and 1.0% for the comparable periods last year. As a percentage of net revenue, the increase in SG&A expenses, including amortization of intangibles, for the three months ended July 4, 1999 was primarily related to the timing of expenses associated with upgrading and converting certain systems to be year 2000 compliant as well as the timing of expenses relating to further development of our corporate systems and processes. For the nine months ended July 4, 1999, our SG&A costs, excluding amortization of intangibles, remained flat at 10.8% of our net revenue.

         NET INTEREST EXPENSE. Net interest expense remained less than $1.0 million for the three months ended July 4, 1999. For the nine months ended July 4, 1999, net interest expense increased $0.6 million, or 51.1%, to $1.8 million from $1.2 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit to facilitate acquisitions.

         INCOME TAX EXPENSE. Income tax expense increased $2.3 million, or 55.3%, to $6.5 million for the three months ended July 4, 1999 from $4.2 million for the comparable period last year. For the nine months ended July 4, 1999, income tax expense increased
$4.7 million, or 43.0%, to $15.5 million from $10.8 million for the comparable period last year. Certain expenses create permanent differences that impact our effective tax rate. Our current effective tax rate is 43.2% compared to 43.5% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 4, 1999, our working capital was $84.0 million, an increase of $6.9 million from October 4, 1998, of which cash and cash equivalents totaled $9.3 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provided for a revolving credit facility (the "Facility") of $65.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $20.0 million outstanding at any given time. Our Credit Agreement provided for a mandatory reduction of $5.0 million on December 15, 1999. Our Facility matures on December 15, 2000 or earlier at our discretion upon payment in full of loans and other obligations. Effective August 2, 1999, we amended the Credit Agreement to provide for a Facility of $80.0 million until February 2000, at which time the Facility will be reduced to $65 million. As of July 4, 1999, borrowings and standby letters of credit totaled $55.0 million and $1.4 million, respectively.

         In the nine months ended July 4, 1999, we generated $16.8 million from operating activities compared to our usage of $1.9 million for the comparable period last year. This increase was primarily attributable to our efforts to increase our efficiency in the timing of our billings and the collection of our receivables. Excluding cash used in non-recurring operating activities of acquired companies of $0.9 million, cash generated from operating activities would have been $17.5 million. In the nine months ended July 4, 1999, cash used in investing activities was $41.0 million compared to $28.3 million for the comparable period last year. This increase primarily was the result of business acquisitions. In the nine months ended July 4, 1999, cash used in financing activities was $29.2 million compared to cash generation of $24.8 million for the comparable period last year. During the nine months ended July 4, 1999, cash generated from operating activities and the proceeds of our secondary offering allowed us to reduce the outstanding borrowings on our Facility.

         We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement, as amended, will be sufficient to meet our capital requirements through the end of fiscal 1999. However, we may seek to expand our borrowing capabilities to accommodate acquisition opportunities.

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

MARKET RISKS

         We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term debt. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding debt between current liabilities and long-term debt based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $21.0 of our outstanding indebtedness under the Facility in the next 12 months. However there can be no assurance that we will, or will be able to, repay our long-term debt in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

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

         We have established both a Y2K review committee and a Y2K action team. The purpose of the review committee is to develop and communicate our Y2K plan to achieve our Y2K compliance mission. The purpose of the action team is to identify, remediate and implement plans to resolve Y2K related issues. Through the review committee and the action team, we are in the process of completing our full assessment of all issues relating to the Y2K. We have developed questionnaires regarding Y2K readiness to be used internally and externally. We have completed our internal assessment and are assessing the Y2K issues of our clients and vendors. We rely on certain software vendors who are the makers of Y2K compliance statements as they apply to our specific software. Our references to the Y2K compliance status of these systems are republications of their statements. Based on the information collected to date, we do not believe that the cost of addressing our Y2K issues will have a material adverse impact on our financial position. We plan to devote all resources required to resolve any significant Y2K issues in a timely manner.

STATE OF READINESS

         We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as Y2K compliant by our vendors. Currently, only one operating unit which accounts for approximately 4.8% of our gross revenue is not Y2K compliant. We plan to either convert this unit or upgrade it to a Y2K compliant version of its existing applications in September 1999. In all cases, we believe that our financial and accounting systems will be Y2K compliant in a timely manner and will not be materially impacted by Y2K.

         We have installed a Y2K compliant human resource information management system. We are currently in the process of converting our non-Y2K compliant units to this system. The remaining units are deemed to be Y2K compliant by their vendors, however, they will ultimately be converted to this new system. In all cases, we believe that our human resource management information systems are Y2K compliant and will not be materially impacted by Y2K.

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

         We currently do not have formal contingency plans for the failure of our human resource information management system. Our implementation strategy was to install the system as simply as possible, with little customization. We have successfully installed the system and are in the process of loading data into the system and converting data from legacy systems where possible. We believe there is sufficient time to complete our conversions in order to meet the Y2K deadline.

         We maintain, as a matter of policy and practice, mitigation plans in the event of systems failure, which include regular backup of historical information. In conjunction with acquisitions, we obtain representations and warranties from the selling shareholders relating to the Y2K compliance of the company acquired. For the acquisitions made during the three months ended July 4, 1999, such representations and warranties were obtained.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Please refer to the information we have included under the heading "Market Risks" in ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

         A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1998, we purchased ten companies in five separate transactions. During the nine months ended July 4, 1999, we purchased seven companies. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

         Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

          - The seasonality of the spending cycle of public sector clients, notably the Federal government;
          -    Employee hiring and utilization rates;
          - The number and significance of client engagements commenced and completed during a quarter;
          -    Delays incurred in connection with an engagement;
          - The ability of clients to terminate engagements without penalties;
          -    The size and scope of engagements;
          -    The timing of expenses incurred for corporate initiatives;
          -    The timing and size of the return on investment capital; and
          -    General economic and political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

THE VALUE OF OUR COMMON STOCK COULD CONTINUE TO BE VOLATILE

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

IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE OUR GROWTH STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

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

THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

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

CHANGES IN EXISTING LAWS AND REGULATIONS COULD REDUCE THE DEMAND FOR OUR
SERVICES

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

OUR REVENUES FROM AGENCIES OF THE FEDERAL GOVERNMENT ARE CONCENTRATED, AND A REDUCTION IN SPENDING BY THESE AGENCIES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

         Agencies of the Federal government are among our most significant clients. During the nine months ended July 4, 1999, approximately 39.6% of our net revenue was derived from Federal agencies, of which 22.2% was derived from the Department of Defense (DOD), 12.5% from the Environmental Protection Agency
(EPA), 2.9% from the Department of Energy (DOE), and 2.0% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

OUR CONTRACTS WITH GOVERNMENTAL AGENCIES ARE SUBJECT TO AUDIT, WHICH COULD RESULT IN THE DISALLOWANCE OF CERTAIN COSTS

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

         In September 1995, we acquired PRC Environmental Management, Inc.
(EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. At the time of acquisition, audits had not yet been completed or finalized. Accordingly, reserves were established for potential disallowances. Since then, the DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1995. As a result of these audits and negotiations with the DCAA, the DCAA disallowed approximately $4.4 million in costs which have been applied against the established reserves.

OUR BUSINESS AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY LOSSES UNDER FIXED-PRICE CONTRACTS OR TERMINATION OF CONTRACT AT THE CLIENT'S DISCRETION

         We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

         In fiscal 1999, we had a contract change with Tele-Communications, Inc. involving three turnkey contracts. This change was due in part to Tele-Communications, Inc.'s change in strategy from the use of turnkey contracts to the use of direct service contracts in the upgrading of its network systems.

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

         Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the nine months ended July 4, 1999, subcontractor costs comprised 23.1% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

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

OUR SERVICES EXPOSE US TO SIGNIFICANT RISKS OF LIABILITY AND OUR INSURANCE POLICIES MAY NOT PROVIDE ADEQUATE COVERAGE

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

WE MAY BE PRECLUDED FROM PROVIDING CERTAIN SERVICES DUE TO CONFLICT OF INTEREST ISSUES

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

         In the nine months ended July 4, 1999, approximately 3.8% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

WE COULD EXPERIENCE BUSINESS INTERRUPTIONS RELATING TO THE YEAR 2000

         We are working to resolve the potential impact of the year 2000 (Y2K) on its business operations and the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of its programs that recognize a date using "00" as the year 1900 rather than the Y2K could result in errors or system failures.

         We utilize a number of computer programs across our entire operation. The primary information technology systems we utilize are the accounting and financial and human resource information management systems. We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as Y2K compliant by our vendors. Currently, only one of our operating units which accounts for approximately 4.8% of our gross revenue is not Y2K compliant. We plan to either convert this unit or upgrade it to a Y2K compliant version of its existing applications in September 1999. In all cases, we believe that our financial and accounting systems will be Y2K compliant in a timely manner and will not be materially impacted by Y2K.

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

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           On May 7, 1999, we acquired 100.0% of the capital stock of Collins/Pina Consulting Engineers, Inc., an Arizona corporation (CPC), through stock purchases from the former shareholders of CPC (the "Stock Purchase"). In connection with the Stock Purchase, we issued an aggregate of 6,172 shares of our Common Stock, $.01 par value ("Common Stock"), to one of the former shareholders of CPC. For purposes of the Stock Purchase, each share of Common Stock was valued at $19.44. The issuance of Common Stock was made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

           On May 21, 1999, we acquired 100.0% of the capital stock of BAHA Communications, Inc., a Nevada corporation (BCI), through a merger of a wholly-owned subsidiary with and into BCI (the "BCI Merger"). In connection with the BCI Merger, we issued an aggregate of 176,168 shares of our Common Stock to the former shareholders of BCI. For purposes of the BCI Merger, each share of Common Stock was valued at $17.08. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act, provided for in Section 4(2) of the Act.

           On June 18, 1999, we acquired 100.0% of the capital stock of Utilities & C.C., Inc., a California corporation (UCC), through a merger of a wholly-owned subsidiary with and into UCC (the "UCC Merger"). In connection with the UCC Merger, we issued an aggregate of 137,930 shares of our Common Stock to the former shareholders of UCC. For purposes of the UCC Merger, each share of Common Stock was valued at $17.40. The issuance of Common Stock was made by private placement in reliance on the exemption from the registration provisions of the Act, provided for in Section 4(2) of the Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

                 10.6 Sixth Amendment dated as of July 21, 1999 to the Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association.

                 10.7 Security Agreement dated as of September 15, 1995 among the Company, GeoTrans, Inc., Simons Li & Associates, Inc., Hydro-Search, Inc., PRC Environmental Management, Inc. and Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

                 10.8 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1,
                                 1995).

                 10.9 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

                 10.10 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.11 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.12 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.13 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

                 10.14 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

                 10.15 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3,
                                 1993).

                 10.16 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

                 10.17 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

                 10.18 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

                 10.19 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29,
                                 1997).

                 10.20 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29,
                                 1997).

                 10.21 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.18 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended September 28,
                                 1997).

                 10.22 Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29,
                                 1998).

                 10.23 Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28,
                                 1998).

                 10.24 Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.23 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 4,
                                 1998).

                 10.25 Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4,
                                 1999).

                 10.26 Registration Rights Agreement dated as of May 7, 1999 among the Company and the parties listed on Schedule A attached thereto.

                 10.27 Registration Rights Agreement dated as of May 21, 1999 among the Company and the parties listed on Schedule A attached thereto.

                 10.28 Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto.

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


         Dated:  August 18, 1999             TETRA TECH, INC.



                                By: /s/ Li-San Hwang
                                    ----------------------------------------
                                    Li-San Hwang
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                By: /s/ James M. Jaska
                                    ----------------------------------------
                                    James M. Jaska
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)