Form 10-K
period 1999-10-03
TETRA TECH INC
filed 1999-12-30
CIK 831641

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                    FORM 10-K
(MARK ONE)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 3, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 10, 1999 was $480,698,570.

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 38,461,322 on December 10, 1999.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 3, 1999 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

         Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of our last fiscal year, we had more than 5,000 employees worldwide, primarily located in North America in more than 150 locations. In addition, we have established a presence in Asia, South America and Europe. From fiscal 1991 through fiscal 1999, we generated a net revenue compounded annual growth rate of approximately 34.9%, and achieved a net income compounded annual growth rate of approximately 37.0%.

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

         - WATER MANAGEMENT. Insufficient water supplies, concern over the cost, quality and availability of water and the need in many parts of the world to replace aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. According to the U.S. Environmental Protection Agency (EPA), contamination of groundwater and surface water resulting from agricultural, residential, commercial and industrial development is one of the most serious environmental problems facing the United States. To alleviate these social and economic concerns, public and private organizations seek water management advice. According to the ENVIRONMENTAL BUSINESS JOURNAL, the size of the consulting, engineering services and wastewater treatment segments of the water management industry totaled more than $31 billion in 1998.

         - WASTE MANAGEMENT. In the past, many waste disposal practices caused significant environmental damage. Since the 1970s, more stringent controls on municipal and industrial waste have been established by governments around the world to protect the environment. Recently, the Federal government has committed approximately $15 billion to various environmental initiatives in an attempt to curb pollution, accelerate toxic waste cleanups and combat other forms of pollution. Organizations seek waste management advice to comply with complex and evolving environmental regulations, to minimize the economic impact of waste generation and disposal, and to realize significant cost savings through increased operating efficiencies.

         INFRASTRUCTURE. Continued population and economic growth place significant strain on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, roads, pipelines, communication and power networks, and educational, recreational and correctional facilities. Additionally, as existing facilities age, they require upgrading or replacement. Further, the trend toward privatization of infrastructure is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient systems. These factors drive the need for development and planning services that are often provided by consulting firms. According to the ENGINEERING NEWS-RECORD, the market opportunity in the United States for technical services in infrastructure development including water and wastewater, transportation, hazardous waste, and educational, recreational and correctional facilities, ranges from $15 to $20 billion.

         COMMUNICATIONS. Technological change and government deregulation have spurred sweeping changes in the communications industry. Local and long-distance telephone companies, cable operators and wireless service providers are penetrating each other's markets and trying to establish a foothold in new markets created by new technologies. For example, traditional cable operators are installing advanced capabilities such as digital cable, cable modem, cable telephony and other high-speed data transmission services at the same time as wireless communications providers are seeking access to the Internet. At the same time, various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers will increasingly turn to professional service firms for advice and assistance in planning, deploying and maintaining their communications networks.

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

SERVICES

         We provide our clients with comprehensive management consulting and technical services that focus on our clients' industry-specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large, complex infrastructure projects. Our service offerings include:

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

         - CONTRACT MANAGEMENT to provide experienced and specialized construction managers to assist clients in minimizing the risk of cost overruns, delays and contractual conflicts; and

         - OPERATIONS AND MAINTENANCE to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce operating costs.

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

         SURFACE WATER PROJECTS: Public concern with the quality of rivers, lakes and streams as well as coastal and marine waters and the ensuing legislative and regulatory response is driving demand for our services. Over the past 33 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

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

         INSTITUTIONAL FACILITIES PROJECTS: We provide architectural engineering and construction services for projects including site planning for land development, complete architectural design, interior design, civil/structural engineering and mechanical/electrical engineering of educational, healthcare and research facilities. We have completed engineering and construction projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories and emergency preparedness facilities.

         COMMERCIAL, RECREATIONAL AND LEISURE FACILITIES PROJECTS: We specialize in the planning and design of water-related entertainment and leisure facilities from theme park attractions to large marine aquariums. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects worldwide.

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

COMMUNICATIONS

         In the communications area, we focus on the delivery of technical solutions necessary to build and manage communications infrastructure projects. Our capabilities support a wide range of technologies for rapid information transport including broadband and wireless communications. Our communications clients seek management consulting, applied science, engineering and architectural design, and construction management services. Our service offerings in the communications business area are focused on the following project areas:

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

         NETWORK PLANNING PROJECT: We specialize in network planning, including short- and long-term network configuration and development planning. We develop outside plant designs, civil engineering and regulatory compliance assessment and support efforts. In addition, our projects have included employment analysis, staffing, logistics, planning, and materials provisioning and management.

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

         NETWORK DEVELOPMENT PROJECTS: We have performed both inside and outside plant projects for major network service providers in both the broadband and wireless sectors. Our construction projects include urban and long-haul underground cable installation. We have also applied our capabilities to wireless cell site construction and aerial cable placement.

         The following table presents brief examples of specific projects in our three primary business areas:

        BUSINESS AREA                                           REPRESENTATIVE PROJECTS
        -------------               ----------------------------------------------------------------
        Resource Management                 -   Currently conducting a remedial design/remedial
                                                action for a Superfund site in Port Comfort, Texas for a
                                                private corporation.
                                            -   Currently providing program management and technical support for the Comprehensive Long-term Environmental Action Navy
                                                (CLEAN) program under several ten-year contracts. Activities include installation, restoration, base realignment
                                                and closure, and underground storage tank programs.
                                            -   Currently serving as prime contractor for environmental
                                                operations and maintenance services at Vandenberg Air Force
                                                Base in California. Also providing operations and
                                                maintenance services for a wastewater treatment plant and a hazardous waste collection plant, and air monitoring and
                                                other services.
                                            -   Currently providing environmental remediation and
                                                operations and maintenance (O&M) services at Tinker Air
                                                Force Base in Oklahoma, and at Wright-Patterson Air Force
                                                Base in Ohio.  O&M services include groundwater treatment
                                                systems, product recovery systems and landfill caps.
                                                Remediation projects have included installation of
                                                groundwater monitoring wells, excavation and disposal of
                                                contaminated soils, and installation of soil and
                                                groundwater treatment systems.
                                            -   Currently serving as prime contractor for environmental and natural resource planning at U.S. Navy facilities in four
                                                western states. Conducted air emissions modeling, noise impact studies and biological resource surveys.
        Infrastructure                      -   Completed the development and analysis of alternative flood control measures for the Los Angeles River.
                                            -   Provided design and program management for Taiwan's National
                                                Museum of Marine Biology/Aquarium. Responsible
                                                for civil, structural and mechanical




                                                engineering and for aquatic life support systems. Designed water, wastewater and parking facilities.
                                            -   Currently providing mechanical, electrical, plumbing and fire protection engineering for Columbus Centre, a mixed-use
                                                project in New York City.
                                            -   Currently providing project management for upgrading
                                                residuals management facilities at four drinking water treatment plants in the Detroit, Michigan area that are among the largest such plants in the U.S.
                                            -   Provided design for sections of a major six-lane toll road in
                                                Southern California that includes new bridges, a tunnel
                                                and numerous large regional drainage facilities.
        Communications                      -   Provided site acquisition, obtained entitlements, supervised construction and installation of equipment, and provided
                                                program management services for a Canadian corporation.
                                            -   Supported the initiative to enhance Emergency 911 services and to improve the dispatch of emergency services to Henrico
                                                County near Richmond, Virginia. Assisted in the buildout of the
                                                Emergency 911 communications network through installation of antennas, coaxial cables, microwave dishes and elliptical
                                                waveguides.
                                            -   Providing services to install over 730 miles of cable to
                                                provide telephony and expanded channel capacity to
                                                approximately 135,000 homes in the Seattle, Washington area.
                                            -   Providing turnkey services including site selection and
                                                optimization, architectural and engineering design, site
                                                construction, and electronics installation and optimization for cell site development in the Los Angeles area for a major cellular communications carrier.
                                            -   Providing site acquisition through construction permitting services for approximately 400 sites for a wireless
                                                communications firm in several Tennessee and Kentucky markets.

CLIENTS

         We have developed a diverse client base of hundreds of clients both in the public and private sectors. During fiscal 1999, the DOD, EPA and DOE accounted for approximately 21.9%, 11.6% and 3.3%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No private sector client accounted for more than 10% of our net revenue in fiscal 1999.

         The following table presents a list of representative clients in our three primary business areas:

                                                                REPRESENTATIVE CLIENTS
------------------------------  ---------------------------  ---------------------------  ----------------------------
        BUSINESS AREA               FEDERAL GOVERNMENT         STATE, COUNTY AND LOCAL               PRIVATE
------------------------------  ---------------------------  ---------------------------  ----------------------------
RESOURCE MANAGEMENT             U.S. Environmental           California Department of     Lockheed Martin
                                Protection Agency; U.S.      Health Services;             Corporation; Merck & Co.;
                                Air Force; U.S. Navy; U.S.   Washington Department of     General Electric Company;
                                Army; U.S. Coast Guard;      Ecology; Prince Georges      Westwood Squibb
                                U.S. Forest Service          County, Maryland; Clarmont   Pharmaceuticals, Inc.;
                                                             County, Ohio; City of San    Hewlett-Packard Corporation
                                                             Jose, California

INFRASTRUCTURE                  U.S. Army Corps of           City of Tucson, Arizona;     Universal Studios, Inc.;
                                Engineers; U.S. Bureau of    City of Breckenridge,        Boeing Corporation; E.I.
                                Reclamation; U.S. Air        Colorado; Washington         DuPont de Nemours and
                                Force; Federal Emergency     Department of                Company; Ford Motor
                                Management Agency            Transportation; City of      Company; Chrysler
                                                             Detroit, Michigan; City of   Corporation; Disney
                                                             Portland, Oregon; Texas      Imagineering
                                                             Parks and Wildlife
                                                             Department; King County,
                                                             Washington; Delaware
                                                             Department of
                                                             Transportation; Delaware
                                                             Department of Corrections

COMMUNICATIONS                                               Henrico County, Virginia     AT&T Wireless Services;
                                                                                          AT&T Broadband and
                                                                                          Internet Services; Nextel
                                                                                          Communications, Inc.;
                                                                                          Airtouch Communications,
                                                                                          Inc.; Motorola, Inc.;
                                                                                          Sprint Communications
                                                                                          Company; GTE Corporation;
                                                                                          Lucent Technologies, Inc.;
                                                                                          Ericsson

CONTRACTS

         We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 1999, 34.6%, 31.3% and 34.1% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.

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

         In September 1995, we acquired PRC Environmental Management, Inc.
(EMI). The DCAA recently completed audits of EMI for the fiscal years 1987 through 1995. As a result of these audits and our negotiations with the DCAA, the DCAA disallowed approximately $4.4 million in costs. Because we were aware of these issues prior to completing the acquisition, we established a sufficient reserve and, consequently, the disallowance did not have a material adverse effect on our business.

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

         Most of our agreements permit termination without cause by the clients upon payment of fees and expenses through the date of the termination.

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

         We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd., EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson; Quanta Service, Inc.; Roy F. Weston, Inc.; Wireless Facilities, Inc.; and URS Corporation.

BACKLOG

         At October 3, 1999, our gross revenue backlog was approximately $602.4 million, compared to $405.0 million at October 4, 1998. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $467.1 million of the gross revenue backlog at October 3, 1999 will be recognized during fiscal 2000. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

ENVIRONMENTAL LEGISLATION

         Our clients have become subject to an increasing number of frequently overlapping Federal, state and local laws concerned with the protection of the environment, as well as regulations promulgated by administrative agencies pursuant to these laws. We provide services with respect to Federal environmental laws, and regulations including: the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA); the National Environmental Policy Act; the Safe Drinking Water Act; and other laws.

POTENTIAL LIABILITY AND INSURANCE

         Our business activities could expose us to potential liability under various environmental laws such as CERCLA. In addition, we occasionally contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

         We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. The professional liability policies are "claims made" policies. This means that only claims made during the term of the policy are covered. If we terminate our professional liability policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if based on events or acts that occurred during the term of the policy.

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

EMPLOYEES

         At October 3, 1999, we had approximately 5,443 total employees or approximately 4,953 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, toxicologists and project managers. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. We currently have 206 employees represented by four labor organizations. Management considers its relations with our employees to be good.

         In addition, we supplement our consultants on certain engagements with independent contractors. We believe that the practice of retaining independent contractors on a per engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

                                  RISK FACTORS

         SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OF OUR FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS ANNUAL REPORT ON FORM 10-K, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THAT UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

         A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1999, we purchased 11 companies in nine separate transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

         Finally, acquired companies that derive a significant portion of their revenues from the Federal government and that do not follow the same cost accounting policies and billing procedures as we do may be subject to larger cost disallowances for greater periods than we are. If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

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

         Agencies of the Federal government are among our most significant clients. During fiscal 1999, approximately 36.8% of our net revenue was derived from three federal agencies as follows: 21.9% of our net revenue was derived from the Department of Defense (DOD), 11.6% from the Environmental Protection Agency (EPA), and 3.3% from the Department of Energy (DOE). Some of our contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

         In September 1995, we acquired PRC Environmental Management, Inc.
(EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. The DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1995. As a result of these audits and our negotiations with the DCAA, the DCAA disallowed approximately $4.4 million in costs.

OUR BUSINESS AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY LOSSES UNDER FIXED-PRICE CONTRACTS OR TERMINATION OF CONTRACTS AT THE CLIENT'S DISCRETION

         We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various contracts with our clients, including fixed-price contracts. In fiscal 1999, approximately 34.6% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

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

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

         Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In fiscal 1999, subcontractor costs comprised 23.7% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

         We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd.; EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson; Quanta Services; Roy F. Weston, Inc.; Wireless Facilities, Inc.; and URS Corporation.

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

         We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. We believe that our insurance policies are adequate for our business operations. The professional liability policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance may not protect us against liability because our policies typically have various exclusions and retentions. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse affect on our business.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

         In fiscal 1999, approximately 3.3% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

WE COULD EXPERIENCE BUSINESS INTERRUPTIONS RELATING TO THE YEAR 2000

         We have worked to resolve the potential impact of the year 2000
(Y2K) on our business operations and the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

         We utilize a number of computer programs across our entire operation. The primary information technology systems we utilize are the accounting and financial and human resource information management systems. We began our risk assessment in 1995. Since that time we have procured and implemented certain accounting and financial reporting systems as well as contract administration and billing systems that have been certified as Y2K compliant by our vendors. We believe that our financial and accounting and human resource management information systems are now Y2K compliant and will not be materially impacted by the year 2000.

         We have extensive business with the Federal government. Should the Federal government, especially the DOD, experience significant business interruptions relating to non-Y2K compliance, our business could be materially impacted. To the extent that other third parties which we rely upon, such as banking institutions, clients and vendors, are unable to address their Y2K issues in a timely manner, our business could be materially impacted. We believe that the worst case scenario relating to the Y2K would be an extensive period of time in which the Federal government and other third parties could not process payments promptly, in addition to our financial institutions not being able to supply us with our working capital needs.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND COULD DEPRESS THE PRICE OF OUR COMMON STOCK

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

ITEM 2.             PROPERTIES.

         Our corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 1.2 million square feet of office space, and are subject to leases which expire beyond the year 2001. We lease office space in approximately 189 locations in the United States. We also rent some additional office space on a month-to-month basis.

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

ITEM 4.             SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

         The information required by Items 5 through 8 of this report is set forth on pages 17 through 41 of our Annual Report to Stockholders for the fiscal year ended October 3, 1999. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.

                                    PART III

         The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Principal Stockholders, Directors and Executive Officers," "Election of Directors," and "Executive Officers, Compensation and Other Information" in our Proxy Statement for our 2000 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.

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



                  Savings Association (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).

         10.6     Sixth Amendment dated as of July 21, 1999 to the Credit
                  Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings Association
                  (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

         10.7     Seventh Amendment dated as of December 24, 1999 to the
                  Credit Agreement dated as of September 15, 1995 between the Company and Bank of America National Trust and Savings
                  Association.

         10.8     Security Agreement dated as of September 15, 1995 among the
                  Company, GeoTrans, Inc., Simons Li & Associates, Inc.,
                  Hydro-Search, Inc., PRC Environmental Management, Inc. and
                  Bank of America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

         10.9     Pledge Agreement dated as of September 15, 1995 between the
                  Company and Bank of America Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

         10.10 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended October 1,
                  1995).

         10.11    1989 Stock Option Plan dated as of February 1, 1989
                  (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

         10.12    Form of Incentive Stock Option Agreement executed by the
                  Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                  Statement on Form S-1, No. 33-43723).

         10.13 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration
                  Statement on Form S-1, No. 33-43723).

         10.14    1992 Incentive Stock Plan (incorporated herein by reference to
                  Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

         10.15 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan
                  (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  October 3, 1993).

         10.16 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended October 3,
                  1993).

         10.17    Form of Nonqualified Stock Option Agreement used by the
                  Company in connection with the Company's 1992 Stock Option
                  Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

         10.18 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

         10.19 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase
                  Plan (incorporated herein by reference to



                  Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

         10.20    Employment Agreement dated as of June 11, 1997 between the
                  Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form
                  10-Q for the fiscal quarter ended June 29, 1997).

         10.21 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

         10.22 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).

         10.23 Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

         10.24 Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).

         10.25 Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                  10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).

         10.26 Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                  10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999).

         10.27 Registration Rights Agreement dated as of May 7, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

         10.28 Registration Rights Agreement dated as of May 21, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

         10.29 Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

         10.30 Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto.



         13       Annual Report to Stockholders for the fiscal year ended
                  October 3, 1999, portions of which are incorporated by reference in this report as set forth in Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.

         21       Subsidiaries of the Company.

         23       Independent Auditors' Consent.

         27       Financial Data Schedule.


(b)      Reports on Form 8-K
         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TETRA TECH, INC.


      Date:  December 30, 1999     By: /s/ Li-San Hwang
                                      ----------------------------------------
                                      Li-San Hwang, Chairman of the Board of
                                       Directors, President and Chief Executive
                                       Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Signature                                       Title                              Date
                    ---------                                       ------                             ----

                                                  Chairman of the Board of Directors,
              /s/ Li-San Hwang                       President and Chief Executive officer
-----------------------------------------------      (Principal Executive Officer)             December 30, 1999
                  Li-San Hwang


                                                  Vice President, Chief Financial Officer
             /s/ James M. Jaska                      and Treasurer (Principal Financial and
-----------------------------------------------      Accounting Officer)                       December 30, 1999
                 James M. Jaska



            /s/ Daniel A. Whalen
-----------------------------------------------   Director                                     December 30, 1999
                Daniel A. Whalen



          /s/ J. Christopher Lewis
-----------------------------------------------   Director                                     December 30, 1999
              J. Christopher Lewis



            /s/ Patrick C. Haden
-----------------------------------------------   Director                                     December 30, 1999
                Patrick C. Haden



            /s/ James J. Shelton
-----------------------------------------------   Director                                     December 30, 1999
                James J. Shelton

                          INDEX TO FINANCIAL STATEMENTS

         The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 16, 1999 (except for Note 5, as to which the date is December 24, 1999), appearing on pages 25 through 41 of the accompanying 1999 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and Part II information set forth on pages 17 through 24, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

                         FINANCIAL STATEMENTS SCHEDULES


                                                                          Page No.
                                                                          --------
  Report of Independent Accountants on Financial Statement
    Schedules......................................................          25

  Financial Statement Schedules
  Schedule II -- Valuation and Qualifying Accounts and
    Reserves.......................................................          26

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of October 3, 1999 and October 4, 1998, and for each of the three years in the period ended October 3, 1999, and have issued our report thereon dated November 16, 1999 (except for Note 5, as to which the date is December 24, 1999); such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
November 16, 1999 (except for Note 5, as to which the date is December 24, 1999)

                                TETRA TECH, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           FOR THE FISCAL YEARS ENDED
             SEPTEMBER 28, 1997, OCTOBER 4, 1998 AND OCTOBER 3, 1999


                                           BALANCE AT       ADDITIONS      CHARGES TO     DEDUCTIONS
                                          BEGINNING OF       THROUGH        COSTS AND       NET OF       BALANCE AT
                                             PERIOD       ACQUISITIONS      EARNINGS      RECOVERIES    END OF PERIOD
                                          ------------    ------------     ----------     ----------    -------------

Fiscal year ended September 28, 1997
Allowance for loss on accounts
  receivable...........................  $  11,101,000    $    228,000   $    (56,000)  $   (120,000)   $  11,153,000

Fiscal year ended October 4, 1998
Allowance for loss on accounts
  receivable...........................  $  11,153,000    $  3,187,000   $   (334,000)  $ (1,321,000)   $  12,685,000

Fiscal year ended October 3, 1999
Allowance for loss on accounts
  receivable...........................  $  12,685,000    $    747,000   $   (667,000)  $ (4,236,000)   $   8,529,000