Form 10-Q
period 2000-01-02
TETRA TECH INC
filed 2000-02-16
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JANUARY 2, 2000

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

As of February 4, 2000, the total number of outstanding shares of the Registrant's common stock was 38,496,896.

                                TETRA TECH, INC.

                                      INDEX

                                                                            PAGE NO.
PART I.        FINANCIAL INFORMATION
    Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets                          3

                    Condensed Consolidated Statements of Income                    4

                    Condensed Consolidated Statements of Cash Flows                5

                    Notes to Condensed Consolidated Financial Statements           7

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    13

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17

               Risk Factors                                                       18


PART II.       OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K                                   24


Signatures                                                                        29

                                      -2-

                          PART I. FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets


In thousands, except share data                                             January 2,             October 3,
                                                                              2000                    1999
                                                                          ------------            ------------
                                                                           (unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................   $     9,001             $     8,189
    Accounts receivable - net..........................................        99,678                  91,376
    Unbilled receivables - net.........................................        88,583                  85,072
    Prepaid and other current assets...................................         9,140                   7,174
    Deferred income taxes..............................................         3,259                   3,259
                                                                          ------------            ------------
       Total Current Assets............................................       209,661                 195,070
                                                                          ------------            ------------

PROPERTY AND EQUIPMENT:
    Leasehold improvements.............................................         2,773                   3,343
    Equipment, furniture and fixtures..................................        43,583                  39,488
                                                                          ------------            ------------
       Total...........................................................        46,356                  42,831
    Accumulated depreciation and amortization..........................       (23,246)                (21,085)
                                                                          -----------             ------------
PROPERTY AND EQUIPMENT - NET...........................................        23,110                  21,746
                                                                          ------------            ------------

INTANGIBLE ASSETS - NET................................................       159,989                 160,686
OTHER ASSETS...........................................................         2,861                   2,976
                                                                          ------------            ------------

TOTAL ASSETS...........................................................   $   395,621             $   380,478
                                                                          ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...................................................   $    29,759             $    32,570
    Accrued compensation...............................................        17,709                  21,900
    Billings in excess of costs on uncompleted contracts...............         5,709                   5,872
    Other current liabilities..........................................        11,145                  14,606
    Current portion of long-term obligations...........................        22,000                  24,000
    Income taxes payable...............................................         8,904                   9,809
                                                                          ------------            ------------
       Total Current Liabilities.......................................        95,226                 108,757
                                                                          ------------            ------------
LONG-TERM OBLIGATIONS..................................................        57,718                  37,289
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value;
      issued and outstanding 0 shares at January 2, 2000 and
      October 3, 1999..................................................            --                      --
    Exchangeable stock of a subsidiary.................................        13,239                  13,239
    Common stock - authorized, 50,000,000 shares of $.01 par value;
      issued and outstanding 38,466,095 and 38,433,621 shares at
      January 2, 2000 and October 3, 1999, respectively................           385                     384
    Additional paid-in capital.........................................       128,258                 127,978
    Accumulated other comprehensive income.............................          (400)                   (802)
    Retained earnings..................................................       101,195                  93,633
                                                                          ------------            -----------
TOTAL STOCKHOLDERS' EQUITY.............................................       242,677                 234,432
                                                                          ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $   395,621             $   380,478
                                                                          ============            ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)




In thousands, except per share data                                                     Three Months Ended
                                                                              ----------------------------------
                                                                                  January 2,          January 3,
                                                                                     2000                1999
                                                                              ---------------     --------------
Gross Revenue...............................................................     $ 170,241          $  113,973
   Subcontractor costs......................................................        41,070              24,728
                                                                                 -----------        -----------
Net Revenue.................................................................       129,171              89,245

Cost of Net Revenue.........................................................       100,417              70,187
                                                                                 -----------        -----------
Gross Profit................................................................        28,754              19,058

Selling, General and Administrative Expenses................................        12,553               7,876
Amortization of Intangibles.................................................         1,468                 995
                                                                                 -----------        -----------
Income From Operations......................................................        14,733              10,187

Interest Expense............................................................         1,284                 838
Interest Income.............................................................            56                 139
                                                                                 -----------        -----------
Income Before Income Tax Expense............................................        13,505               9,488

Income Tax Expense..........................................................         5,942               4,061
                                                                                 -----------        -----------
Net Income..................................................................     $   7,563          $    5,427
                                                                                 ===========        ===========
Basic Earnings Per Share....................................................     $    0.20          $     0.15
                                                                                 ===========        ===========
Diluted Earnings Per Share..................................................     $    0.19          $     0.14
                                                                                 ===========        ===========
Weighted Average Common Shares Outstanding:
   Basic....................................................................        38,453              35,820
                                                                                 ===========        ===========
   Diluted..................................................................        40,418              38,387
                                                                                 ===========        ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                           Three Months Ended
                                                                             ----------------------------------
                                                                                 January 2,          January 3,
                                                                                    2000                1999
                                                                             --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................     $   7,562          $    5,427

Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization.........................................         3,629               1,990
      Provision for losses on receivables...................................          (727)                (28)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................        (7,631)            (11,586)
      Unbilled receivables..................................................        (2,567)                570
      Prepaid and other assets..............................................        (1,846)             (1,380)
      Accounts payable......................................................        (3,803)             (5,895)
      Accrued compensation..................................................        (4,191)             (3,365)
      Other current liabilities.............................................        (2,368)              5,546
      Income taxes payable..................................................          (905)              1,113
                                                                                 -----------        -----------
          Net Cash Used In Operating Activities.............................       (12,847)             (7,608)
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................        (3,430)             (1,254)
Payments for business acquisitions, net of cash acquired....................        (1,834)                 --
                                                                                 ----------         -----------
          Net Cash Used In Investing Activities.............................        (5,264)             (1,254)
                                                                                 ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations...........................................       (10,571)             (4,000)
Proceeds from issuance of long-term obligations.............................        29,000               8,032
Net proceeds from issuance of common stock..................................            92                 375
                                                                                 -----------        -----------
          Net Cash Provided By Financing Activities.........................        18,521               4,407
                                                                                 -----------        -----------

EFFECT OF RATE CHANGES ON CASH..............................................           402                  --
                                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           812              (4,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................         8,189               4,889
                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................     $   9,001          $      434
                                                                                 ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest..............................................................     $   1,273          $      850
      Income taxes..........................................................     $   6,847          $    2,948

                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                            Three Months Ended
                                                                             ----------------------------------
                                                                                January 2,         January 3,
                                                                                   2000               1999
                                                                             --------------      --------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In October 1999, the Company purchased all of the capital stock of LC of
     Illinois, Inc. and HFC Technologies, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   2,795
        Cash paid...........................................................        (1,700)
        Other acquisition costs.............................................           (80)
                                                                                 -----------
           Liabilities assumed..............................................     $   1,015
                                                                                 ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   (Concluded)

                                TETRA TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheets as of January 2, 2000, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended January 2, 2000 and January 3, 1999 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

         The results of operations for the three-month period ended January 2, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2000.

2.       EARNINGS PER SHARE

         Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number of shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable for the Company's common stock on a
1.25 to one basis. Basic and diluted EPS reflect, on a retroactive basis, a 5-for-4 stock split effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on June 15, 1999 for each four shares outstanding as of the record date of May 14, 1999.

3.       CURRENT ASSETS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $9.0 million and $8.2 million at January 2, 2000 and October 3, 1999, respectively.

4.       MERGERS AND ACQUISITIONS

         On February 26, 1999, the Company acquired 100% of the capital stock of McCulley, Frick & Gilman, Inc. (MFG), a provider of professional environmental science and consulting services to private-sector clients. The purchase was valued at approximately $8.1 million, as adjusted, consisting of cash and 237,413 shares of Company common stock, of which 5,923 shares were issued in October 1999 pursuant to the purchase price adjustment clause in the related purchase agreement.

         On May 7, 1999, the Company acquired 100% of the capital stock of Collins/Pina Consulting Engineers, Inc. (CPC), a provider of consulting engineering and related services primarily in the state of Arizona. The purchase was valued at approximately $2.7 million, as adjusted, consisting of cash and 4,938 shares of Company common stock.

         On May 19, 1999, the Company acquired 100% of the capital stock of D.E.A. Construction Company (DCC), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities of communications and information transport systems. The purchase was valued at approximately $15.5 million, as adjusted, consisting of cash.

         On May 21, 1999, the Company acquired 100% of the capital stock of BAHA Communications, Inc. (BCI), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.6 million, consisted of 176,168 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based on the final determination of BCI's net asset value as of June 30, 1999. Of the 176,168 shares of Company common stock, 29,272 shares are being held in escrow as contingent consideration until July 31, 2000 and will be released dependent upon BCI's operational performance, as specified in the related escrow agreement, during the previous 12-month period. Simultaneously with the acquisition, BCI assigned to its former owners accounts receivable having a net value of $1.0 million.

         On June 18, 1999, the Company acquired 100% of the capital stock of Utilities & C.C., Inc. (UCC), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.2 million, as adjusted, consisting of 144,482 shares of Company common stock, of which 6,552 shares were issued in October 1999 pursuant to the purchase price adjustment clause in the related purchase agreement.

         On June 25, 1999, the Company acquired 100% of the capital stock of ASL Consultants, Inc. (ASL), a provider of water and wastewater treatment, transportation, and other engineering services. The purchase was valued at approximately $10.1 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of ASL's net asset value as of July 2, 1999.

         On June 30, 1999, the Company acquired 100% of the capital stock of L.M.W. Associates, Inc., Cosentini Associates, Inc. and Cobin, Inc., and 100% of the limited liability partnership interests of Cosentini Associates IL LLP, Cosentini Associates MA LLP, Cosentini Associates DC LLP and Cosentini Associates FL LLP (collectively, CAA). The purchase was valued at approximately $5.3 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of CAA's net asset value as of

June 30, 1999. Simultaneously with the acquisition, CAA assigned to its former owners accounts receivable having a gross value of $18.4 million.

         On August 3, 1999, the Company merged its wholly-owned subsidiaries, Simons Li & Associates, Inc., IWA Engineers, FLO Engineering, Inc. and C.D.C. Engineering, Inc. into a single operating division of the Company. The Company believes this combination provides synergy and cohesiveness for the combined group.

         On August 4, 1999, the Company merged its wholly owned-subsidiary Integration Technologies, Inc. (IT) into its newly acquired wholly-owned subsidiary, DCC. IT and DCC provide substantially similar services to the same client in similar markets. The Company believes this combination provides a stronger market position.

         On September 3, 1999, the Company acquired 100% of the capital stock of PDR Engineers, Inc. (PDR), a provider of engineering consulting services to Federal, state and local government and private-sector clients. The purchase was valued at approximately $6.6 million, consisting of cash and 236,525 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of PDR's net asset value as of September 3, 1999.

         On October 2, 1999, the Company acquired 100% of the capital stock of Evergreen Utility Contractors, Inc., Continental Utility Contractors, Inc. and Gig Harbor Construction, Inc. (collectively, EUC), a provider of engineering and network services for cable TV and fiber optic networks in the Pacific Northwest Region of the U.S. The purchase was valued at approximately $11.8 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of EUC's net asset value as of October 2, 1999.

         On October 25, 1999, the Company acquired 100% of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities for communications and information transport systems. The purchase was valued at approximately $1.8 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of LCI's net asset value as of October 25, 1999.

         All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying condensed consolidated balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods and economic factors specific to the Company's circumstances. During fiscal 1999, stock exchanged in acquisitions was discounted by 15%. The results of operations of each of the companies acquired have been included in the Company's financial statements from the effective acquisition dates.

         The effect of unaudited pro forma operating results of the LCI transaction, had it been acquired on October 5, 1998, is not material.

         Pro forma operating results assuming the Company had acquired MFG, CPC, DCC, BCI, UCC, ASL, CAA, PDR and EUC on October 5, 1998 is presented in Note 6. UNAUDITED PRO FORMA OPERATING RESULTS.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of January 2, 2000 and October 3, 1999 was $4.1 million. The allowance for disallowed costs as of January 2, 2000 and October 3, 1999 was $3.7 million and $4.4 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the U.S. government which contain clauses that subject contractors to several levels of audit. During the three months ended January 2, 2000, the Company recovered $0.76 million of previously reserved for receivables. Accordingly, the Company reversed $0.76 million of allowances for disallowed costs. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.       UNAUDITED PRO FORMA OPERATING RESULTS

         The following table presents summarized unaudited pro forma operating results assuming that the Company had acquired MFG, CPC, DCC, BCI, UCC, ASL, CAA, PDR and EUC on October 5, 1998:

                                                        PRO FORMA THREE MONTHS ENDED
                                                              JANUARY 3, 1999
                                                        ----------------------------
                                                 (In thousands, except per share data)
         Gross revenue                                     $      152,777
         Income from operations                                    13,332
         Net income                                                 6,342
         Basic earnings per share                                    0.18
         Diluted earnings per share                                  0.16
         Weighted average shares outstanding:
              Basic                                                36,020
              Diluted                                              38,587



7.       OPERATING SEGMENTS

         The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure, and Communications. The Resource Management Operating Segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The Infrastructure Operating Segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure to both public and private organizations. The Communications Operating Segment provides a comprehensive set of services including engineering, consulting and field services to telecommunications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties, that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization and any fee from inter-segment sales and transfers.

         The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

REPORTABLE SEGMENTS:


                                                 Resource
Three months ended January 2, 2000              Management      Infrastructure   Communications         Total
                                                ----------      --------------   --------------      ----------
    Gross Revenue..........................     $ 84,385        $ 52,397         $ 37,307            $ 174,089
    Net Revenue............................       56,122          41,587           29,758              127,467
    Income from Operations.................        7,062           4,920            4,531               16,513
    Depreciation Expense...................          567             925              604                2,096

                                                 Resource
Three months ended January 3, 1999              Management   Infrastructure   Communications      Total
                                                ----------   --------------   --------------    ----------
    Gross Revenue..........................     $ 70,587        $ 22,206         $ 23,668        $ 116,461
    Net Revenue............................       49,198          18,293           21,346           88,837
    Income from Operations.................        4,977           2,417            3,750           11,144
    Depreciation Expense...................          511             353               82              946


RECONCILIATIONS:

                                                                                       Three Months Ended
                                                                               ----------------------------------
                                                                                Jan. 2, 2000        Jan. 3, 1999
                                                                               ---------------    ---------------
GROSS REVENUE
    Gross revenue from reportable segments...............................      $ 174,089           $ 116,461
    Elimination of inter-segment revenue.................................         (5,551)             (3,218)
    Other revenue........................................................          1,703                 730
                                                                               ------------          ------------
        Total consolidated gross revenue.................................      $ 170,241           $ 113,973
                                                                               ============          ============

NET REVENUE
    Net revenue from reportable segments.................................      $ 127,467           $  88,837
    Other revenue........................................................          1,704                 408
                                                                               ------------          ------------
        Total consolidated net revenue...................................      $ 129,171           $  89,245
                                                                               ============          ============


INCOME FROM OPERATIONS
    Income from operations of reportable segments........................      $ 16,513            $ 11,144
    Elimination of inter-segment income..................................          (339)                (82)
    Other income.........................................................            27                 120
    Amortization of intangibles..........................................        (1,468)               (995)
                                                                               ------------        ------------
    Total consolidated income from operations............................      $ 14,733            $ 10,187
                                                                               ============        ============

MAJOR CLIENTS

         The Company's net revenue attributable to the U.S. Federal government was approximately $39.2 million and $37.1 million for the three months ended January 2, 2000 and January 3, 1999, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

8.       COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three months ended January 2, 2000, comprehensive income was approximately $8.0 million. For the three months ended January 2, 2000, the Company incurred net translation gains of $0.4 million. The Company incurred no translation gains or losses for the three months ended January 3, 1999.

9.       SUBSEQUENT EVENT

         On January 31, 2000, the Company amended its revolving credit facility to defer the mandatory reduction of this facility to $60.0 million to the earlier of March 31, 2000 or the completion of the refinancing of this facility to a facility with a potential credit capacity of $150.0 million.

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

         We derive our revenue from fees from professional services. Our services are billed under various types of contracts with our clients, including:

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

         Our cost of net revenue includes professional compensation and certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our selling, general and administrative (SG&A) expenses are comprised primarily of our corporate headquarters' costs related to our executive offices, corporate finance and accounting, information technology, marketing, and bid and proposal costs. These costs are generally unrelated to specific client projects and can vary as expenses are incurred supporting corporate activities and initiatives. In addition, we include amortization of certain intangible assets resulting from acquisitions in SG&A expenses.

         We provide our services to a diverse base of Federal, state and local government agencies, and private sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:


                                                                  Percentage of Net Revenue
                                                          ----------------------------------------
                                                                        Quarter Ended
                                                          ----------------------------------------
         Client Sector                                    January 2, 2000          January 3, 1999
         -------------                                    ---------------          ---------------
         Federal government                                    30.4%                    41.5%
         State and local government                            16.8                     13.0
         Private sector                                        50.1                     40.2
         International                                          2.7                      5.3
                                                              ------                   ------
                                                              100.0%                   100.0%
                                                              ======                   ======

RECENT ACQUISITION

         As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During fiscal 2000, we made the following acquisition:

         LC OF ILLINOIS, INC. -- In October 1999, we acquired LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI). The purchase was valued at approximately $1.8 million. LCI, an Illinois-based construction and field services firm, provides construction and maintenance of communications and information transport systems to the communications industry primarily in the Midwestern United States.

RESULTS OF OPERATIONS

         The following table presents certain operating information as a percentage of net revenue:


                                                                    Percentage of Net Revenue
                                                          ----------------------------------------
                                                                          Quarter Ended
                                                          ----------------------------------------
                                                           January 2, 2000        January 3, 1999
                                                          -------------------    -----------------
         Net revenue                                           100.0%                  100.0%
         Cost of net revenue                                    77.7                    78.6
                                                               ------                  ------
         Gross profit                                           22.3                    21.4
         Selling, general and
             administrative expenses                             9.7                     8.9
         Amortization of intangibles                             1.2                     1.1
                                                               ------                  ------
         Income from operations                                 11.4                    11.4
         Net interest (expense) income                          (0.9)                   (0.8)
                                                               ------                  ------
         Income before income tax expense                       10.5                    10.6
         Income tax expense                                      4.6                     4.6
                                                               ------                  ------
         Net income                                              5.9%                    6.1%
                                                               ======                  ======

         NET REVENUE. Net revenue increased $40.0 million, or 44.7%, to $129.2 million for the three months ended January 2, 2000 from $89.2 million for the comparable period last year. Included in net revenue for the three months ended January 2, 2000 was $0.76 million relating to the over accrual of an allowance for disallowed costs. This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently recovered and therefore included as revenue. Excluding this adjustment, net revenue increased 43.9% for the quarter. Excluding international operations, all client sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, a decrease was realized in the Federal government sector due to the growth in revenue from private sector clients and revenue associated with acquired companies. These acquisitions provided increases in our revenue from both state and local governments and private sector clients. For the three months ended January 2, 2000, net revenue provided by companies acquired in the past one year on acquired contracts totaled $36.9 million. Excluding this net revenue, we recognized 3.4% internal or organic growth in our net revenue.

         Gross revenue increased $56.3 million, or 49.4%, to $170.2 million for the three months ended January 2, 2000 from $114.0 million for the comparable period last year. Gross revenue provided by companies acquired in the past one year on acquired contracts totaled $44.5 million. Excluding this gross revenue, we recognized 10.3% internal or organic growth in our gross revenue.

         COST OF NET REVENUE. Cost of net revenue increased $30.2 million, or 43.1%, to $100.4 million for the three months ended January 2, 2000 from $70.2 million for the comparable period last year. These increases were primarily due to the volume increases in our infrastructure and communications business areas, as well as the higher cost of net revenue for the acquired companies. However, as a percentage of net revenue, cost of net revenue for the three months ended January 2, 2000 was 77.7% compared to 78.6% for the comparable period last year. Included in net revenue for the three months ended January 2, 2000 was $0.76 million for the reversal of an allowance for disallowed costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses, excluding amortization of intangibles, increased $4.7 million, or 59.4%, to $12.6 million for the three months ended January 2, 2000 from $7.9 million for the comparable period last year. As a percentage of net revenue, SG&A expenses, excluding amortization of intangibles, increased to 9.7% for the three months ended January 2, 2000 from 8.8% for the comparable period last year. For the three months ended January 2, 2000, amortization of intangibles increased $0.5 million, or 47.5%, to $1.5 million from $1.0 million for the comparable period last year. Amortization expense relating to acquisitions increased to 1.2% of net revenue for the three months ended January 2, 2000 from 1.1% for the comparable period last year. As a percentage of net revenue, the increase in SG&A expenses was primarily related to the timing of expenses associated with the further development of our corporate systems and processes and higher costs of acquired companies.

         NET INTEREST EXPENSE. For the three months ended January 2, 2000, net interest expense increased $0.5 million, or 75.7%, to $1.2 million from $0.7 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit which facilitated previous acquisitions and working capital needs.

         INCOME TAX EXPENSE. Income tax expense increased $1.9 million, or 46.3%, to $5.9 million for the three months ended January 2, 2000 from $4.1 million for the comparable period last year. Our current effective tax rate is 44.0% compared to 42.8% in the comparable period last year. This increase is primarily attributable to amortization amounts relating to acquisitions which are not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 2, 2000, our working capital was $114.4 million, an increase of $28.1 million from October 3, 1999, of which cash and cash equivalents totaled $9.0 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $93.0 million. Under the Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $20.0 million outstanding at any one time. The Credit Agreement currently provides for a mandatory reduction of the Facility to $60.0 million on the earlier of March 31, 2000 or the completion of the refinancing of the Facility. The Facility matures on December 15, 2000 or earlier at our discretion upon payment in full of loans and other obligations. We are currently in the process of refinancing the Facility with a $150.0 facility to be provided by a syndicate of banks. As of January 2, 2000, borrowings and standby letters of credit totaled $78.0 million and $1.7 million, respectively.

         In the three months ended January 2, 2000, cash used in operating activities was $12.8 million compared to $7.6 million for the comparable period last year. The increase is primarily attributable to the timing of payments for liabilities. For the three months ended January 2, 2000, cash used in investing activities was $5.3 million compared to $1.3 million for the comparable period last year. The increase was primarily due to increases in capital expenditures. For the three months ended January 2, 2000, cash provided by financing activities was $18.5 million primarily from the proceeds from the incurrence of long-term debt, compared to $4.4 million for the comparable period last year.

         We continuously evaluate the marketplace for strategic opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on the business environment, as well as on our results of operations. We proceed with an acquisition if we determine that the acquisition is anticipated to have an accretive effect on our future operations. However, as successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

         We expect that existing cash balances, internally generated funds, and availability under the Credit Agreement, assuming the completion of our refinancing, will be sufficient to meet our capital requirements through the end of fiscal 2000. However, no assurance can be given that we will successfully complete the refinancing of our Credit Facility. If we are unable to refinance our indebtedness, we will need to obtain alternate financing to reduce our Facility and meet our fiscal 2000 capital needs.

         We believe our operations have not been and, in the foreseeable future, do not expect to be materially adversely affected by inflation or changing prices.

MARKET RISKS

         We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate refinancing our current Facility and repaying $22.0 million of our outstanding indebtedness in the next 12 months. However, there can be no assurance that we will, or will be able to, refinance our current Facility or repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

YEAR 2000

         We worked in a comprehensive manner to resolve the potential impact of the year 2000 (Y2K) on our business operations and those of our clients and vendors and the ability of information systems upon which we rely to accurately process information that may be date-sensitive. We expended approximately $2.6 million on our efforts. As a result of these efforts, we have not experienced any business interruptions relating to Y2K to date. We will continue to monitor our systems and significant relationships with third parties. We do not believe Y2K will have a material impact on our results of operations or financial position.


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

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

         A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1999, we purchased 11 companies in nine separate transactions. During the three months ended January 2, 2000, we purchased two companies in one transaction. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

         Agencies of the Federal government are among our most significant clients. During the three months ended January 2, 2000, approximately 30.4% of our net revenue was derived from Federal agencies, of which 17.0% was derived from the Department of Defense (DOD), 9.2% from the Environmental Protection Agency (EPA), 2.2% from the Department of Energy (DOE), and 2.0% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

         In September 1995, we acquired PRC Environmental Management, Inc.
(EMI). EMI also contracts with Federal government agencies and such contracts are also subject to the same governmental audits. At the time of acquisition, audits had not yet been completed or finalized. Accordingly, reserves were established for potential disallowances. Since then, the DCAA has completed audits of EMI's contracts for the fiscal years 1987 through 1995. As a result of these audits and negotiations with the DCAA, the DCAA has disallowed to date approximately $4.4 million in costs which have been applied against the established reserves.

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

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

         Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the three months ended January 2, 2000, subcontractor costs comprised 24.1% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

         We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; Camp, Dresser & McKee; CH2M Hill Companies Ltd.; EA Engineering, Science & Technology, Inc.; Earth Tech, Inc.; ICF Kaiser International, Inc.; IT Group Inc.; Mastec, Inc.; Montgomery Watson; Quanta Service, Inc.; Roy F. Weston, Inc.; URS Greiner Corporation; and Wireless Facilities, Inc.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

         In the three months ended January 2, 2000, approximately 2.7% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


(a)      EXHIBITS
         3.1                     Restated Certificate of Incorporation of the
                                 Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on
                                 Form 10-K for the fiscal year ended October 1,
                                 1995).

         3.2                     Restated Certificate of Incorporation of the
                                 Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on
                                 Form 10-K for the fiscal year ended October 1,
                                 1995).

         3.3                     Bylaws of the  Company as amended  to date
                                 (incorporated  herein by  reference  to Exhibit
                                 3.2 to the Company's Registration Statement on
                                 Form S-1, No. 33-43723).

         3.4                     Certificate of Amendment of Certificate of
                                 Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).

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

        10.7 Seventh Amendment dated as of December 24, 1999 to the Credit Agreement dated as of September
                                 15, 1995 between the Company and Bank of America National Trust and Savings Association
                                 (incorporated herein by reference to Exhibit
                                 10.7 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 3,
                                 1999).

        10.8 Eighth Amendment dated as of January 31, 2000 to the Credit Agreement dated as of September
                                 15, 1995 between the Company and Bank of America National Trust and Savings Association.

        10.9                     Security Agreement dated as of September 15,
                                 1995 among the Company, GeoTrans, Inc., Simons
                                 Li & Associates, Inc., Hydro-Search, Inc., PRC
                                 Environmental Management, Inc. and Bank of
                                 America Illinois (incorporated herein by reference to Exhibit 10.2 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

        10.10 Pledge Agreement dated as of September 15, 1995 between the Company and Bank of America
                                 Illinois (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on
                                 Form 10-K for the fiscal year ended October 1,
                                 1995).

        10.11 Guaranty dated as of September 15, 1995, executed by the Company in favor of Bank of America Illinois (incorporated herein by reference to Exhibit 10.4 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

        10.12                    1989 Stock  Option Plan dated as of  February
                                 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration
                                 Statement on Form S-1, No. 33-43723).

        10.13 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock
                                 Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration
                                 Statement on Form S-1, No. 33-43723).

        10.14                    Executive Medical Reimbursement Plan
                                 (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

        10.15 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

        10.16 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's
                                 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

        10.17                    1992 Stock Option Plan for  Nonemployee
                                 Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 October 3, 1993).

        10.18 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for
                                 Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

        10.19 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

        10.20                    Form of Stock Purchase Agreement used by the
                                 Company in connection with the Company's 1994
                                 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).





        10.21 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen
                                 (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended June 29,
                                 1997).

        10.22                    Registration Rights Agreement dated as of June
                                 11, 1997 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.17 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended June 29,
                                 1997).

        10.23                    Registration Rights Agreement dated as of July
                                 11, 1997 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.18 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended September 28,
                                 1997).

        10.24                    Registration Rights Agreement dated as of March
                                 26, 1998 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.20 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended March 29,
                                 1998).

        10.25                    Registration Rights Agreement dated as of July
                                 9, 1998 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.22 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended June 28,
                                 1998).

        10.26                    Registration Rights Agreement dated as of
                                 September 22, 1998 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.23 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 4,
                                 1998).

        10.27                    Registration Rights Agreement dated as of
                                 February 26, 1999 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.24 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended April 4,
                                 1999).

        10.28                    Registration Rights Agreement dated as of May
                                 7, 1999 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.26 to the Company's






                                 Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).

        10.29                    Registration Rights Agreement dated as of May
                                 21, 1999 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.27 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended July 4,
                                 1999).

        10.30                    Registration Rights Agreement dated as of June
                                 18, 1999 among the Company and the parties listed on Schedule A attached thereto
                                 (incorporated herein by reference to Exhibit
                                 10.28 to the Company's Quarterly Report on Form
                                 10-Q for the fiscal quarter ended July 4,
                                 1999).

        10.31                    Registration Rights Agreement dated as of
                                 September 3, 1999 among the Company and the parties listed on Schedule A attached thereto.
                                 (incorporated herein by reference to Exhibit
                                 10.30 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 3,
                                 1999).

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


Dated:  February 16, 2000       TETRA TECH, INC.



                                By: /s/ Li-San Hwang
                                   ------------------------------
                                   Li-San Hwang
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                 By: /s/ James M. Jaska
                                    --------------------------------
                                    James M. Jaska
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                   (Principal Financial and Accounting Officer)