Form 10-Q
period 2000-04-02
TETRA TECH INC
filed 2000-05-17
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended APRIL 2, 2000

                                       OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-19655

                                TETRA TECH, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    95-4148514
   ------------------------------             -------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
  incorporation or organization)                           number)



              670 N. ROSEMEAD BOULEVARD, PASADENA, CALIFORNIA 91107
          ---------------------------------------------------------------
                    (Address of principal executive offices)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
As of May 8, 2000, the total number of outstanding shares of the Registrant's common stock was 39,142,491.

                                TETRA TECH, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets                        3

               Condensed Consolidated Statements of Income                  4

               Condensed Consolidated Statements of Cash Flows              5

               Notes to Condensed Consolidated Financial Statements         7

  Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             14

               Risk Factors                                                19


PART II.       OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                            25


Signatures                                                                 28

                          PART I. FINANCIAL INFORMATION
ITEM 1.
                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets


In thousands, except share data                                           APRIL 2, 2000          OCTOBER 3, 1999
                                                                       -----------------       --------------------
                                                                           (Unaudited)
                                             ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................   $    20,643             $     8,189
    Accounts receivable - net..........................................       103,337                  91,376
    Unbilled receivables - net.........................................        92,424                  85,072
    Prepaid and other current assets...................................        11,859                   7,174
    Deferred income taxes..............................................         3,259                   3,259
                                                                          ------------            ------------
       Total Current Assets............................................       231,522                 195,070
                                                                          ------------            ------------
PROPERTY AND EQUIPMENT:
    Leasehold improvements.............................................         3,024                   3,343
    Equipment, furniture and fixtures..................................        46,942                  39,488
                                                                          ------------            ------------
       Total...........................................................        49,966                  42,831
    Accumulated depreciation and amortization..........................       (25,689)                (21,085)
                                                                          ------------          --------------
PROPERTY AND EQUIPMENT - NET...........................................        24,277                  21,746
                                                                          ------------            ------------
INTANGIBLE ASSETS - NET................................................       159,266                 160,686
OTHER ASSETS...........................................................         2,851                   2,976
                                                                          ------------            ------------
TOTAL ASSETS...........................................................   $   417,916             $   380,478
                                                                          ============            ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable...................................................   $    25,987             $    32,570
    Accrued compensation...............................................        21,471                  21,900
    Billings in excess of costs on uncompleted contracts...............         5,691                   5,872
    Other current liabilities..........................................        13,353                  14,606
    Current portion of long-term obligations...........................        26,000                  24,000
    Income taxes payable...............................................         2,416                   9,809
                                                                          ------------            ------------
       Total Current Liabilities.......................................        94,918                 108,757
                                                                          ------------            ------------
LONG-TERM OBLIGATIONS..................................................        70,093                  37,289
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value;
      issued and outstanding 0 shares at April 2, 2000
      and October 3, 1999..............................................            --                      --
    Exchangeable stock of a subsidiary.................................        13,239                  13,239
    Common stock - authorized, 50,000,000 shares of $.01 par value;
      issued and outstanding 38,663,370 and 38,433,621 shares at
      April 2, 2000 and October 3, 1999, respectively..................           387                     384
    Additional paid-in capital.........................................       129,835                 127,978
    Accumulated other comprehensive income (loss)......................           124                    (802)
    Retained earnings..................................................       109,320                  93,633
                                                                          ------------            ------------
TOTAL STOCKHOLDERS' EQUITY.............................................       252,906                 234,432
                                                                          ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $   417,916             $   380,478
                                                                          ============            ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


In thousands, except per share data                       Three Months Ended              Six Months Ended
                                                     -----------------------------  ----------------------------
                                                        April 2,       April 4,       April 2,        April 4,
                                                          2000           1999           2000            1999
                                                      -----------     -----------    -----------    -----------
Gross Revenue......................................   $  177,581      $  128,083     $  347,822     $  242,056
      Subcontractor costs..........................       38,735          31,128         79,805         55,856
                                                      -----------     -----------    -----------    -----------
Net Revenue........................................      138,846          96,955        268,017        186,200

Cost of Net Revenue................................      109,562          74,402        209,979        144,589
                                                      -----------     -----------    -----------    -----------
Gross Profit.......................................       29,284          22,553         58,038         41,611

Selling, General and Administrative Expenses.......       11,999           9,646         24,551         17,522
Amortization of Intangibles........................        1,305           1,038          2,773          2,033
                                                      -----------     -----------    -----------    -----------
Income from Operations.............................       15,980          11,869         30,714         22,056

Interest Expense...................................        1,507             656          2,791          1,494
Interest Income....................................           34             124             89            263
                                                      -----------     -----------    -----------    -----------
Income Before Income Tax Expense...................       14,507          11,337         28,012         20,825

Income Tax Expense.................................        6,383           4,875         12,325          8,936
                                                      -----------     -----------    -----------    -----------

Net Income.........................................   $    8,124      $    6,462     $   15,687     $   11,889
                                                      ===========     ===========    ===========    ===========

Basic Earnings Per Share...........................   $     0.21      $     0.18     $     0.41     $     0.33
                                                      ===========     ===========    ===========    ===========

Diluted Earnings Per Share.........................   $     0.20      $     0.16     $     0.38     $     0.31
                                                      ===========     ===========    ===========    ===========

Weighted Average Common Shares Outstanding:
      Basic........................................       38,550          36,794         38,501         36,306
                                                      ===========     ===========    ===========    ===========

      Diluted......................................       41,140          39,264         40,779         38,826
                                                      ===========     ===========    ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                            Six Months Ended
                                                                             --------------------------------------
                                                                                  April 2,            April 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................     $  15,687          $   11,889

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization.........................................         7,377               4,456
      Provision for losses on receivables...................................          (959)               (542)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................       (11,158)             18,071
      Unbilled receivables..................................................        (6,489)             (7,148)
      Prepaid and other assets..............................................        (4,555)               (672)
      Accounts payable......................................................        (7,573)             (5,305)
      Accrued compensation..................................................           496              (2,473)
      Other current liabilities.............................................        (1,277)                927
      Income taxes payable..................................................        (7,392)             (2,638)
                                                                                 -----------        -----------
          Net Cash (Used In) Provided By Operating Activities...............       (15,843)             16,565
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................        (7,015)             (2,355)
Payments for business acquisitions, net of cash acquired....................        (2,089)             (4,033)
Loans to unconsolidated affiliate...........................................            --              (3,000)
                                                                                 -----------        ------------
          Net Cash Used In Investing Activities.............................        (9,104)             (9,388)
                                                                                 -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations...........................................       (28,196)            (29,219)
Proceeds from issuance of long-term obligations.............................        63,000               7,000
Net proceeds from issuance of common stock..................................         1,671              23,003
                                                                                 -----------        -----------
          Net Cash Provided By Financing Activities.........................        36,475                 784
                                                                                 -----------        -----------
EFFECT OF RATE CHANGES ON CASH..............................................           926                (778)
                                                                                 -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................        12,454               7,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................         8,189               4,889
                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................     $  20,643          $   12,072
                                                                                 ===========        ===========

SUPPLIMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest..............................................................     $   2,527          $    1,347
      Income taxes..........................................................     $  19,718          $   10,321

                                                     (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                             SIX MONTHS ENDED
                                                                             --------------------------------------
                                                                                  April 2,            April 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   In March 2000, concurrent with Tetra Tech Engineers, P.C.'s acquisition of certain assets of Edward A. Sears Associates, the Company's subsidiary, Cosentini Associates, Inc. acquired certain non-licensed assets of Edward A. Sears Associates from Tetra Tech Engineers, P.C.
     In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $     505
        Cash paid...........................................................          (350)
        Other acquisition costs.............................................           (80)
                                                                                 -----------
           Liabilities assumed..............................................     $      75
                                                                                 ===========

   In October 1999, the Company purchased all of the capital stock of LC of
     Illinois, Inc. and HFC Technologies, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   2,606
        Cash paid...........................................................        (1,513)
        Other acquisition costs.............................................           (80)
                                                                                 -----------
           Liabilities assumed..............................................     $   1,013
                                                                                 ===========

   In February 1999, the Company purchased all of the capital stock of McCulley,
     Frick & Gilman, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    9,907
        Cash paid...........................................................                            (4,358)
        Issuance of common stock............................................                            (3,705)
        Other acquisition costs.............................................                               (70)
                                                                                                    -----------
           Liabilities assumed..............................................                        $    1,774
                                                                                                    ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   (Concluded)

                                TETRA TECH, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of April 2, 2000, the condensed consolidated statements of income for the three-month and six-month periods ended April 2, 2000 and April 4, 1999 and the condensed consolidated statements of cash flows for the six months ended April 2, 2000 and April 4, 1999 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

         The results of operations for the three and six months ended April 2, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2000.

2.       EARNINGS PER SHARE

         Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a 1.25 to one basis for the Company's common stock. Basic and diluted EPS reflect, on a retroactive basis, a 5-for-4 stock split effected in the form of a 25.0% stock dividend, wherein one additional share of stock was issued on June 15, 1999 for each four shares outstanding as of the record date of May 14, 1999.

3.       CURRENT ASSETS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $20.6 million and $8.2 million at April 2, 2000 and October 3, 1999, respectively.

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

         On May 21, 1999, the Company acquired 100% of the capital stock of BAHA Communications, Inc. (BCI), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.6 million, consisting of 176,168 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based on the final determination of BCI's net asset value as of June 30, 1999. Of the 176,168 shares of Company common stock, 29,272 shares are being held in escrow as contingent consideration until July 31, 2000 and will be released dependent upon BCI's operational performance, as specified in the related escrow agreement, during the previous 12-month period. Simultaneously with the acquisition, BCI assigned to its former owners accounts receivable having a net value of $1.0 million.

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

         On August 3, 1999, the Company merged its wholly owned subsidiaries, Simons Li & Associates, Inc., IWA Engineers, FLO Engineering, Inc. and C.D.C. Engineering, Inc. into a single operating division of the Company. The Company believes this combination provides synergy and cohesiveness for the combined group.

         On August 4, 1999, the Company merged its wholly owned subsidiary Integration Technologies, Inc. (IT) into its newly acquired wholly owned subsidiary, DCC. IT and DCC provide substantially similar services to the same client in similar markets. The Company believes this combination provides a stronger market position.

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

         On October 25, 1999, the Company acquired 100% of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities for communications and information transport systems. The purchase was valued at approximately $1.6 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of LCI's net asset value as of October 25, 1999.

         On March 30, 2000, Tetra Tech Engineers P.C. acquired certain assets of Edward A. Sears Associates (ESA), a provider of engineering services to hospitals in New York. Concurrent with this transaction, the Company's subsidiary Cosentini Associates, Inc. acquired certain non-licensed assets of ESA from Tetra Tech Engineers, P.C. The purchase was valued at approximately $0.4 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of ESA's net asset value as of March 30, 2000.

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

         The effect of unaudited pro forma operating results of the LCI and ESA transactions, had they been acquired on October 5, 1998, is not material.

         Pro forma operating results assuming the Company had acquired MFG, CPC, DCC, BCI, UCC, ASL, CAA, PDR and EUC on October 5, 1998 is presented in Note 6. UNAUDITED PRO FORMA OPERATING RESULTS.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of April 2, 2000 and October 3, 1999 was $3.9 million and $4.1 million, respectively. The allowance for disallowed costs as of both April 2, 2000 and October 3, 1999 was $3.6 million and $4.4 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables, especially those acquired in acquisitions, where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.       UNAUDITED PRO FORMA OPERATING RESULTS

         The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired MFG, CPC, DCC, BCI, UCC, ASL, CAA, PDR and EUC on October 5, 1998. The effect of unaudited pro forma results of LCI and ESA, had they been acquired on October 5, 1998 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 5, 1998.


                                                          PRO FORMA SIX MONTHS ENDED
                                                          --------------------------
                                                               APRIL 4, 1999
                                                               -------------
         Gross revenue                                      $    316,267,000
         Income from operations                                   28,345,000
         Net income                                               13,756,000
         Basic earnings per share                                       0.38
         Diluted earnings per share                                     0.35



                                                          PRO FORMA SIX MONTHS ENDED
                                                          --------------------------
                                                               APRIL 4, 1999
                                                               -------------
         Weighted average shares outstanding:
              Basic                                               36,646,000
              Diluted                                             39,166,000


7.       OPERATING SEGMENTS

         The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure, and Communications. The Resource Management operating segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The Infrastructure operating segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure to both public and private organizations. The Communications operating segment provides a comprehensive set of services including engineering, consulting and field services to telecommunications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization and any fee from inter-segment sales and transfers.

         The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

REPORTABLE SEGMENTS:


                                                 Resource
Three months ended April 2, 2000                Management      Infrastructure      Communications          Total
                                                ----------      --------------      --------------       -----------
    Gross Revenue........................        $  89,521        $  54,152          $ 38,074             $ 181,747
    Net Revenue..........................           60,456           44,418            31,364               136,238
    Income from Operations...............            6,896            4,514             5,720                17,130
    Depreciation Expense.................              631            1,015               744                 2,390


                                                 Resource
Six months ended April 2, 2000                  Management      Infrastructure      Communications          Total
                                                ----------      --------------      --------------       -----------
    Gross Revenue........................        $ 173,906        $ 106,549          $ 75,380             $ 355,835
    Net Revenue..........................          116,578           86,005            61,121               263,704
    Income from Operations...............           13,958            9,434            10,251                33,643
    Depreciation Expense.................            1,198            1,940             1,348                 4,486


                                                 Resource
Three months ended April 4, 1999                Management      Infrastructure      Communications          Total
                                                ----------      --------------      --------------       -----------
    Gross Revenue........................        $  83,598        $  23,726          $ 23,452             $ 129,776
    Net Revenue..........................           57,563           18,603            20,236                96,402
    Income from Operations...............            6,359            1,366             4,017                11,742
    Depreciation Expense.................              851              313               216                 1,380


                                                 Resource
Six months ended April 4, 1999                  Management      Infrastructure      Communications          Total
                                                ----------      --------------      --------------       -----------
    Gross Revenue........................        $ 154,185        $  45,932          $ 47,120             $ 247,237
    Net Revenue..........................          106,761           36,896            41,582               185,239
    Income from Operations...............           11,336            3,783             7,767                22,886
    Depreciation Expense.................            1,362              666               298                 2,326

RECONCILIATIONS:

                                                                                    Three Months Ended
                                                                            -----------------------------------
                                                                            April 2, 2000         April 4, 1999
                                                                            -------------         -------------
GROSS REVENUE
    Gross revenue from reportable segments...............................     $181,747              $129,776
    Elimination of inter-segment revenue.................................       (6,774)               (3,506)
    Other revenue........................................................        2,608                 1,813
                                                                              --------              --------
        Total consolidated gross revenue.................................     $177,581              $128,083
                                                                              ========              ========
NET REVENUE
    Net revenue from reportable segments.................................     $136,238              $ 96,402
    Other revenue........................................................        2,608                   553
                                                                              --------              --------
        Total consolidated net revenue...................................     $138,846              $ 96,955
                                                                              ========              ========
INCOME FROM OPERATIONS
    Income from operations of reportable segments........................     $ 17,130              $ 11,742
    Elimination of inter-segment income..................................         (463)                 (308)
    Other income.........................................................          618                 1,473
    Amortization of intangibles..........................................       (1,305)               (1,038)
                                                                              --------              --------
        Total consolidated income from operations........................     $ 15,980              $ 11,869
                                                                              ========              ========

                                                                                    Six Months Ended
                                                                            -----------------------------------
                                                                            April 2, 2000         April 4, 1999
                                                                            -------------         -------------
GROSS REVENUE
    Gross revenue from reportable segments...............................     $355,835              $247,237
    Elimination of inter-segment revenue.................................      (12,325)               (6,724)
    Other revenue........................................................        4,312                 1,543
                                                                              --------              --------
        Total consolidated gross revenue.................................     $347,822              $242,056
                                                                              ========              ========
NET REVENUE
    Net revenue from reportable segments.................................     $263,704              $185,239
    Other revenue........................................................        4,313                   961
                                                                              --------              --------
        Total consolidated net revenue...................................     $268,017              $186,200
                                                                              ========              ========
INCOME FROM OPERATIONS
    Income from operations of reportable segments........................     $ 33,643              $ 22,886
    Elimination of inter-segment income..................................         (802)                 (390)
    Other income.........................................................          646                 1,593
    Amortization of intangibles..........................................       (2,773)               (2,033)
                                                                              --------              --------
       Total consolidated income from operations.........................     $ 30,714              $ 22,056
                                                                              ========              ========

MAJOR CLIENTS

         The Company's net revenue attributable to the U.S. Federal government was approximately $41.9 million and $40.6 million for the three months ended April 2, 2000 and April 4, 1999, respectively. Net Revenue attributable to the U.S. Federal government was approximately $81.0 million and $77.7 million for the six months ended April 2, 2000 and April 4, 1999, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

8.       COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $8.6 million and $5.7 million for the three months ended April 2, 2000 and April 4, 1999, respectively. For the six months ended April 2, 2000 and April 4, 1999, comprehensive income was $16.6 million and $11.1 million, respectively. For the three and six months ended April 2, 2000, the Company realized net translation gains of $0.5 million and $0.9 million, respectively. For the three and six months ended April 4, 1999, the Company incurred net translation losses of $0.8 million.

9.       SUBSEQUENT EVENT

         On April 3, 2000, the Company acquired 100% of the capital stock of eXpert Wireless Solutions, Inc. (EWS), a provider of radio-frequency engineering services throughout the United States and abroad. The purchase was valued at approximately $18.8 million consisting of cash and 407,877 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment. This acquisition further expands the Company's capabilities in the wireless communications market.

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

         We provide our services to a diverse base of Federal, state and local government agencies, and private sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:


                                                           Percentage of Net Revenue
                             -----------------------------------------------------------------------------------
                                        Three Months Ended                           Six Months Ended
                             ----------------------------------------    ---------------------------------------
CLIENT SECTOR                    April 2, 2000        April 4, 1999          April 2, 2000        April 4, 1999
-------------                -------------------  -------------------    -------------------  ------------------
Federal government                   30.2%                41.9%                  30.3%                41.7%
State & local government             16.8                 14.3                   16.8                 14.5
Private sector                       50.5                 39.4                   50.3                 39.0
International                         2.5                  4.4                    2.6                  4.8

         We manage our business in three operating segments, Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:


                                                           Percentage of Net Revenue
                             -----------------------------------------------------------------------------------
                                        Three Months Ended                           Six Months Ended
                             ----------------------------------------    ---------------------------------------
Operating Segment                April 2, 2000        April 4, 1999          April 2, 2000        April 4, 1999
-------------                -------------------  -------------------    -------------------  ------------------
Resource Management                  43.5%                59.3%                  43.5%                57.4%
Infrastructure                       32.0                 19.2                   32.1                 19.8
Communications                       22.6                 20.9                   22.8                 22.3
Other revenue                         1.9                  0.6                    1.6                  0.5


RECENT ACQUISITIONS

         As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the second quarter of fiscal 2000, we made the following acquisition:

         EDWARD A. SEARS ASSOCIATES -- In March 2000, Tetra Tech Engineers, P.C. acquired certain assets of Edward A. Sears Associates (ESA). Concurrent with this acquisition, our subsidiary, Cosentini Associates, Inc. acquired certain non-licensed assets of ESA from Tetra Tech Engineers, P.C. The purchase was valued at approximately $0.4 million and consisted of cash. ESA, a New York-based civil engineering firm, provides professional engineering and consulting services to hospitals throughout New York.

RESULTS OF OPERATIONS

         The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:


                                   % Relationship to Net Revenue              % Relationship to Net Revenue
                                  ------------------------------              ------------------------------
                                        Three Months Ended                           Six Months Ended
                                        ------------------                           ----------------
                                  Apr. 2, 2000    Apr. 4, 1999                Apr. 2, 2000    Apr. 4, 1999
                                  ------------    ------------                ------------    ------------
Net revenue                          100.0%          100.0%                      100.0%          100.0%
Cost of net revenue                   78.9            76.7                        78.3            77.7
                                   ---------       ----------                 ----------       ----------
Gross profit                          21.1            23.3                        21.7            22.3
Selling, general and
   administrative expenses             9.6            11.1                        10.2            10.5
                                   ---------       ----------                 ----------       ----------
Income from operations                11.5            12.2                        11.5            11.8
Net interest (expense) income         (1.1)           (0.5)                       (1.0)           (0.6)
                                   ---------       ----------                 ----------       ----------
Income before income tax expense      10.4            11.7                        10.5            11.2
Income tax expense                     4.6             5.0                         4.6             4.8
                                   ---------       ----------                 ----------       ----------
Net income                             5.9%            6.7%                        5.9%            6.4%
                                   =========       ==========                 ==========       ==========

         NET REVENUE. Net revenue increased $41.9 million, or 43.2%, to $138.9 million for the three months ended April 2, 2000 from $97.0 million for the comparable period last year. For the six months ended April 2, 2000, net revenue increased $81.8 million, or 43.9%, to $268.0 million from $186.2 million for the comparable period last year. With the exception of our international sector, all sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal government sector due to substantial growth in revenue from private sector clients and revenue contributed by the fiscal 1999 acquisitions. These acquisitions provided increases in our revenue from commercial clients and state and local governments. For the three months ended April 2, 2000, net revenue provided by companies acquired in the past year totaled $35.8 million. Excluding this net revenue, we realized 6.3% organic growth in our net revenue. For the six months ended April 2, 2000, net revenue provided by companies acquired in the past year totaled $72.7 million. Excluding this net revenue, we realized 4.9% organic growth in our net revenue. Gross revenue increased $49.5 million, or 38.6%, to $177.6 million for the three months ended April 2, 2000 from $128.1 million for the comparable period last year. For the six months ended April 2, 2000, gross revenue increased $105.8 million, or 43.7%, to $347.8 million from $242.1 million for the comparable period last year.

         COST OF NET REVENUE. Cost of net revenue increased $35.2 million, or 47.3%, to $109.6 million for the three months ended April 2, 2000 from $74.4 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended April 2, 2000 was 78.9% compared to 76.7% for the comparable period last year. For the six months ended April 2, 2000, cost of net revenue increased $65.4 million, or 45.2%, to $210.0 million from $144.6 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the six months ended April 2, 2000 was 78.3% compared to 77.7% for the comparable period last year. These increases were primarily due to higher indirect costs of acquired companies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $2.6 million, or 24.5%, to $13.3 million for the three months ended April 2, 2000 from $10.7 million for the comparable period last year. As a percentage of net revenue, SG&A expenses decreased to 9.6% for the three months ended April 2, 2000 from 11.1% for the comparable period last year. For the six months ended April 2, 2000, SG&A expenses increased $7.8 million, or 39.7%, to $27.3 million from $19.6 million for the comparable period last year. As a percentage of net revenue, SG&A expenses decreased to 10.2% for the six months ended April 2, 2000 from 10.5% for the comparable period last year. Amortization expense relating to acquisitions decreased to 0.9% and 1.0% of net revenue for the three months and six months ended April 2, 2000 compared to 1.1% for both the three months and six months ended April 4, 1999. Cost reductions have been realized by the centralization of certain corporate functions. As a result, headquarters' costs have decreased as a percentage of net revenue. Additionally, amortization of intangible assets has increased at a slower rate than the increase in our net revenue.

         NET INTEREST EXPENSE. Net interest expense increased $0.9 million, or 176.9% to $1.5 million for the three months ended April 2, 2000. For the six months ended April 2, 2000, net interest expense increased $1.5 million, or 119.5%, to $2.7 million from $1.2 million for the comparable period last year. These increases were primarily attributable to borrowings on our line of credit to facilitate acquisitions.

         INCOME TAX EXPENSE. Income tax expense increased $1.5 million, or 30.9%, to $6.4 million for the three months ended April 2, 2000 from $4.9 million for the comparable period last year. For the six months ended April 2, 2000, income tax expense increased $3.4 million, or 37.9%, to $12.3 million from $8.9 million for the comparable period last year. Our effective tax rate varies as we acquire companies. Certain amortization expenses relating to acquisitions are not tax deductible. Our current effective tax rate is 44.0% compared to 44.3% in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 2, 2000, our working capital was $136.6 million, an increase of $50.3 million from October 3, 1999, of which cash and cash equivalents totaled $20.6 million. The increase in cash and cash equivalents was primarily related to $11.0 million in borrowings in order to fund an acquisition on April 3, 2000. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $150.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of April 2, 2000, borrowings and standby letters of credit totaled $95.0 million and $1.1 million, respectively.

         In the six months ended April 2, 2000, we used $15.8 million from operating activities compared to $16.6 million provided in the comparable period last year. This decrease was in part attributable to our cash payments of $5.4 million to former shareholders of acquired companies for accounts receivable not acquired in the purchase transactions. In the six months ended April 2, 2000, cash used in investing activities was $9.1 million compared to $9.4 million for the comparable period last year. This increase primarily was the result of replaced equipment in our wired communications business. In the six months ended April 4, 1999, cash provided by financing activities was $36.5 million compared to $0.8 million for the comparable period last year. This change was attributable to funding the working capital needs of acquired entities and securing funds to support an acquisition which took place on

April 3, 2000. The three and six months ended April 4, 1999 were also favorably impacted by the proceeds from our secondary offering.

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

MARKET RISKS

         We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $26.0 million of our outstanding indebtedness in the next 12 months. However, there can be no assurance that we will, or will be able to repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

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

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

         A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1999, we purchased 11 companies in nine separate transactions. During the six months ended April 2, 2000, we purchased three companies in two transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

         Agencies of the Federal government are among our most significant clients. During the six months ended April 2, 2000, approximately 30.3% of our net revenue was derived from Federal agencies, of which 16.4% was derived from the Department of Defense (DOD), 9.5% from the Environmental Protection Agency
(EPA), 2.2% from the Department of Energy (DOE), and 2.2% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

         Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the six months ended April 2, 2000, subcontractor costs comprised 22.9% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

         In the six months ended April 2, 2000, approximately 2.6% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

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

                 10.1 Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.

                 10.2 1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.3 Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.4 Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).

                 10.5 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

                 10.6 Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan

                                 (incorporated herein by reference to Exhibit
                                 10.19 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 3,
                                 1993).

                 10.7 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3,
                                 1993).

                 10.8 Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).

                 10.9 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

                 10.10 Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

                 10.11 Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit
                                 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29,
                                 1997).

                 10.12 Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29,
                                 1997).

                 10.13 Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.18 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended September 28,
                                 1997).

                 10.14 Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29,
                                 1998).

                 10.15 Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28,
                                 1998).

                 10.16 Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.23 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 4,
                                 1998).

                 10.17 Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4,
                                 1999).

                 10.18 Registration Rights Agreement dated as of May 7, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4,
                                 1999).

                 10.19 Registration Rights Agreement dated as of May 21, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4,
                                 1999).

                 10.20 Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit
                                 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4,
                                 1999).

                 10.21 Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto. (incorporated herein by reference to Exhibit
                                 10.30 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended October 3,
                                 1999).

                 11              Computation of Net Income Per Common Share.

                 27              Financial Data Schedule.


(b)        REPORTS ON FORM 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:  May 17, 2000           TETRA TECH, INC.



                                    By: /s/ Li-San Hwang
                                        ---------------------------------------
                                        Li-San Hwang
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                    By: /s/ James M. Jaska
                                        ---------------------------------------
                                        James M. Jaska
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)