Form 10-Q
period 2000-07-02
TETRA TECH INC
filed 2000-08-16
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JULY 2, 2000

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


              670 N. ROSEMEAD BOULEVARD, PASADENA, CALIFORNIA 91107
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

As of August 7, 2000, the total number of outstanding shares of the Registrant's common stock was 39,688,925.

                                TETRA TECH, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets                   3

                    Condensed Consolidated Statements of Income             4

                    Condensed Consolidated Statements of Cash Flows         5

                    Notes to Condensed Consolidated Financial Statements   10

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             18

    Item 3.    Quantitative and Qualitative Disclosures About Market       23
               Risks

               Risk Factors                                                24


PART II.       OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                            30


Signatures                                                                 34

                          PART I. FINANCIAL INFORMATION

ITEM 1.

                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets


In thousands, except share data                                           JULY 2, 2000           OCTOBER 3, 1999
                                                                       -----------------       --------------------
                                                                           (Unaudited)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................   $     9,868             $     8,189
    Accounts receivable - net..........................................       126,785                  91,376
    Unbilled receivables - net.........................................       107,900                  85,072
    Prepaid and other current assets...................................        14,108                   7,174
    Deferred income taxes..............................................         3,259                   3,259
                                                                          ------------            ------------
       Total Current Assets............................................       261,920                 195,070
                                                                          ------------            ------------

PROPERTY AND EQUIPMENT:
    Leasehold improvements.............................................         3,111                   3,343
    Equipment, furniture and fixtures..................................        57,298                  39,488
                                                                          ------------            ------------
       Total...........................................................        60,409                  42,831
    Accumulated depreciation and amortization..........................       (27,880)                (21,085)
                                                                          ------------           --------------
PROPERTY AND EQUIPMENT - NET...........................................        32,529                  21,746
                                                                          ------------            ------------

INTANGIBLE ASSETS - NET................................................       191,566                 160,686
OTHER ASSETS...........................................................         3,698                   2,976
                                                                          ------------            ------------

TOTAL ASSETS...........................................................   $   489,713             $   380,478
                                                                          ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable...................................................   $    33,696             $    32,570
    Accrued compensation...............................................        26,106                  21,900
    Billings in excess of costs on uncompleted contracts...............         7,198                   5,872
    Other current liabilities..........................................        16,417                  14,606
    Current portion of long-term obligations...........................        26,000                  24,000
    Income taxes payable...............................................         7,418                   9,809
                                                                          ------------            ------------
       Total Current Liabilities.......................................       116,835                 108,757
                                                                          ------------            ------------

LONG-TERM OBLIGATIONS..................................................        93,792                  37,289
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at July 2, 2000
      and October 3, 1999..............................................            --                      --
    Exchangeable stock of a subsidiary.................................        13,887                  13,239
    Common stock - authorized, 50,000,000 shares of $.01 par value;
      issued and outstanding 39,602,709 and 38,433,621 shares at
      July 2, 2000 and October 3, 1999, respectively...................           396                     384
    Additional paid-in capital.........................................       145,715                 127,978
    Accumulated other comprehensive income (loss)......................          (153)                   (802)
    Retained earnings..................................................       119,241                  93,633
                                                                          ------------            ------------
TOTAL STOCKHOLDERS' EQUITY.............................................       279,086                 234,432
                                                                          ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $   489,713             $   380,478
                                                                          ============            ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


In thousands, except per share data                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     -----------------------------  ----------------------------
                                                         July 2,        July 4,        July 2,         July 4,
                                                          2000           1999           2000            1999
                                                      -----------     -----------    -----------    -----------

Gross Revenue......................................   $  203,795      $  157,091     $  551,617     $  399,147
      Subcontractor costs..........................       47,327          36,352        127,132         92,208
                                                      -----------     -----------    -----------    -----------
Net Revenue........................................      156,468         120,739        424,485        306,939

Cost of Net Revenue................................      116,266          88,189        326,245        232,778
                                                      -----------     -----------    -----------    -----------
Gross Profit.......................................       40,202          32,550         98,240         74,161

Selling, General and Administrative Expenses.......       18,810          15,598         43,361         33,120
Amortization of Intangibles........................        1,719           1,353          4,492          3,386
                                                      -----------     -----------    -----------    -----------
Income from Operations.............................       19,673          15,599         50,387         37,655

Interest Expense...................................        2,077             649          4,868          2,143
Interest Income....................................         (119)            (99)          (209)          (362)
                                                      -----------     -----------    -----------    -----------
Income Before Income Tax Expense...................       17,715          15,049         45,728         35,874

Income Tax Expense.................................        7,795           6,546         20,120         15,482
                                                      -----------     -----------    -----------    -----------

Net Income.........................................   $    9,920      $    8,503     $   25,608     $   20,392
                                                      ===========     ===========    ===========    ===========

Basic Earnings Per Share...........................   $     0.25      $     0.22     $     0.66     $     0.55
                                                      ===========     ===========    ===========    ===========

Diluted Earnings Per Share.........................   $     0.24      $     0.21     $     0.62     $     0.52
                                                      ===========     ===========    ===========    ===========

Weighted Average Common Shares Outstanding:
      Basic........................................       39,287          37,801         38,768         36,805
                                                      ===========     ===========    ===========    ===========

      Diluted......................................       42,104          40,145         41,221         39,266
                                                      ===========     ===========    ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                            NINE MONTHS ENDED
                                                                             --------------------------------------
                                                                                   July 2,             July 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................     $  25,608          $   20,392

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................        11,287               8,745
      Provision for losses on receivables...................................        (1,074)             (1,105)

Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................       (25,728)              2,220
      Unbilled receivables..................................................       (16,874)             (3,446)
      Prepaid and other assets..............................................        (6,370)             (3,906)
      Accounts payable......................................................        (3,607)             (5,494)
      Accrued compensation..................................................         3,501                  26
      Other current liabilities.............................................          (900)                170
      Income taxes payable..................................................        (3,142)               (824)
                                                                                 ---------          ----------
          Net Cash (Used In) Provided By Operating Activities...............       (17,299)             16,778
                                                                                 ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................................       (12,025)             (4,005)
Payments for business acquisitions, net of cash acquired....................       (28,387)            (33,963)
Payments on loans to unconsolidated affiliate...............................            --              (3,000)
                                                                                 ---------          ----------
          Net Cash Used In Investing Activities.............................       (40,412)            (40,968)
                                                                                 ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations...........................................       (44,616)            (45,000)
Proceeds from issuance of long-term obligations.............................        97,000              48,359
Net proceeds from issuance of common stock..................................         6,357              25,819
                                                                                 ---------          ----------
          Net Cash Provided By Financing Activities.........................        58,741              29,178
                                                                                 ---------          ----------

EFFECT OF RATE CHANGES ON CASH..............................................           649                (584)
                                                                                 ---------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................         1,679               4,404
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................         8,189               4,889
                                                                                 ---------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................     $   9,868          $    9,293
                                                                                 ===========        ===========

SUPPLIMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest..............................................................     $   4,810          $    1,804
      Income taxes..........................................................     $  23,262          $   12,452


                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                                             NINE MONTHS ENDED
                                                                                -------------------------------------
                                                                                    July 2,                July 4,
                                                                                     2000                    1999
                                                                                -------------            -------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   In June 2000, the Company purchased all of the capital stock of Drake
     Contractors, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   9,466
        Cash paid...........................................................        (4,923)
        Contingent consideration............................................        (1,000)
        Other acquisition costs.............................................          (100)
                                                                                 ---------
           Liabilities assumed..............................................     $   3,443
                                                                                 =========

   In May 2000, the Company purchased all of the capital stock of Rizzo
     Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $  17,588
        Issuance of common stock............................................        (1,785)
        Cash paid...........................................................        (8,400)
        Other acquisition costs.............................................          (120)
                                                                                 ---------
           Liabilities assumed..............................................     $   7,283
                                                                                 =========

   In May 2000, the Company purchased all of the capital stock of FHC, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   6,357
        Issuance of common stock............................................          (833)
        Cash paid...........................................................        (3,920)
        Other acquisition costs.............................................          (100)
                                                                                 ---------
           Liabilities assumed..............................................     $   1,504
                                                                                 =========

   In May 2000, the Company purchased, through its majority-owned subsidiary,
     Tetra Tech Canada Ltd., all of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   1,521
        Issuance of exchangeable stock......................................          (647)
        Cash paid...........................................................          (762)
        Other acquisition costs.............................................          (100)
                                                                                 ---------
           Liabilities assumed..............................................     $      12
                                                                                 =========

                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                             NINE MONTHS ENDED
                                                                             --------------------------------------
                                                                                   July 2,             July 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   In April 2000, the Company purchased all of the capital stock of eXpert
     Wireless Solutions, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $  21,381
        Issuance of common stock............................................        (8,585)
        Cash paid...........................................................       (10,090)
        Other acquisition costs.............................................          (100)
                                                                                 ---------
           Liabilities assumed..............................................     $   2,606
                                                                                 =========

   In March 2000, concurrent with Tetra Tech Engineers, P.C.'s acquisition of certain assets of Edward A. Sears Associates, the Company's subsidiary,
     Cosentini Associates, Inc. acquired certain non-licensed assets of Edward
     A. Sears Associates from Tetra Tech Engineers, P.C. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $     505
        Cash paid...........................................................          (350)
        Other acquisition costs.............................................           (80)
                                                                                 ---------
           Liabilities assumed..............................................     $      75
                                                                                 =========

   In October 1999, the Company purchased all of the capital stock of LC of
     Illinois, Inc. and HFC Technologies, Inc. In conjunction with these acquisitions, liabilities were assumed as follows:
        Fair value of assets acquired.......................................     $   2,606
        Cash paid...........................................................        (1,513)
        Other acquisition costs.............................................           (80)
                                                                                 ---------
           Liabilities assumed..............................................     $   1,013
                                                                                 =========

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
        Fair value of assets acquired.......................................                        $   15,577
        Cash paid...........................................................                            (5,069)
        Other acquisition costs.............................................                              (250)
                                                                                                    ----------
           Liabilities assumed..............................................                        $   10,258
                                                                                                    ==========

                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                             NINE MONTHS ENDED
                                                                             --------------------------------------
                                                                                   July 2,             July 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   In June 1999, the Company purchased all of the capital stock of ASL
     Consultants, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $   16,433
        Cash paid...........................................................                           (10,000)
        Other acquisition costs.............................................                               (90)
                                                                                                    ----------
           Liabilities assumed..............................................                        $    6,343
                                                                                                    ==========

   In June 1999, the Company purchased all of the capital stock of Utilities &
     C.C., Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    2,568
        Issuance of common stock............................................                            (2,040)
        Other acquisition costs.............................................                               (70)
                                                                                                    ----------
           Liabilities assumed..............................................                        $      458
                                                                                                    ==========

   In May 1999, the Company purchased all of the capital stock of BAHA
     Communications, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    3,355
        Issuance of common stock............................................                            (2,133)
        Common stock held in escrow.........................................                              (425)
        Other acquisition costs.............................................                               (70)
                                                                                                    ----------
           Liabilities assumed..............................................                        $      727
                                                                                                    ==========

   In May 1999, the Company purchased all of the capital stock of
     D.E.A. Construction Company.  In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $   19,532
        Cash paid...........................................................                           (14,000)
        Covenant not to compete.............................................                              (250)
        Purchase price payable..............................................                              (185)
        Other acquisition costs.............................................                               (80)
                                                                                                    ----------
           Liabilities assumed..............................................                        $    5,017
                                                                                                    ==========

                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


In thousands                                                                             NINE MONTHS ENDED
                                                                             --------------------------------------
                                                                                   July 2,             July 4,
                                                                                    2000                1999
                                                                             ------------------  ------------------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   In May 1999, the Company purchased all of the capital stock of Collins/Pina
     Consulting Engineers, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    4,919
        Cash paid...........................................................                            (2,501)
        Issuance of common stock............................................                              (102)
        Other acquisition costs.............................................                               (70)
                                                                                                    ----------
           Liabilities assumed..............................................                        $    2,246
                                                                                                    ==========

   In February 1999, the Company purchased all of the capital stock of McCulley,
     Frick & Gilman, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
        Fair value of assets acquired.......................................                        $    9,907
        Cash paid...........................................................                            (4,358)
        Issuance of common stock............................................                            (3,705)
        Other acquisition costs.............................................                               (70)
                                                                                                    ----------
           Liabilities assumed..............................................                        $    1,774
                                                                                                    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   (Concluded)

                                TETRA TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of July 2, 2000, the condensed consolidated statements of income for the three-month and nine-month periods ended July 2, 2000 and July 4, 1999 and the condensed consolidated statements of cash flows for the nine months ended July 2, 2000 and July 4, 1999 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

         The results of operations for the three and nine months ended July 2, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2000.

2.       EARNINGS PER SHARE

         Due to the Company's complex capital structure, the Company presents both basic and diluted Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one to one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock.

3.       CURRENT ASSETS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $9.9 million and $8.2 million at July 2, 2000 and October 3, 1999, respectively.

4.       MERGERS AND ACQUISITIONS

         On February 26, 1999, the Company acquired 100% of the capital stock of McCulley, Frick & Gilman, Inc. (MFG), a provider of professional environmental science and consulting services to commercial clients. The purchase was valued at approximately $8.1 million, as adjusted, consisting of cash and 237,413 shares of Company common stock, of which 5,923 shares were issued in October 1999 pursuant to the purchase price adjustment clause in the related purchase agreement.

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

         On May 21, 1999, the Company acquired 100% of the capital stock of BAHA Communications, Inc. (BCI), a supplier of infrastructure installation and maintenance services to the wireless personal communications industry. The purchase was valued at approximately $2.6 million, consisting of 176,168 shares of Company common stock. Of the 176,168 shares of Company common stock, 29,272 shares are being held in escrow as contingent consideration until July 31, 2000 and will be released dependent upon BCI's operational performance, as specified in the related escrow agreement, during the previous twelve-month period. Additionally, concurrent with the acquisition, BCI assigned (without recourse) to its former shareholders accounts receivable valued at approximately $1.0 million.

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

         On June 25, 1999, the Company acquired 100% of the capital stock of ASL Consultants, Inc. (ASL), a provider of water and wastewater treatment, transportation, and other engineering services. The purchase was valued at approximately $10.1 million, consisting of cash, and is subject to a purchase price adjustment based upon the final determination of ASL's net asset value as of July 2, 1999.

         On June 30, 1999, the Company acquired 100% of the capital stock of L.M.W. Associates, Inc., Cosentini Associates, Inc. and Cobin, Inc., and 100% of the limited liability partnership interests of Cosentini Associates IL LLP, Cosentini Associates MA LLP, Cosentini Associates DC LLP and Cosentini Associates FL LLP (collectively, CAA). The purchase was valued at approximately $5.3 million, consisting of cash, and is subject to a purchase price adjustment based upon the final determination of CAA's net asset value as of June 30, 1999. Additionally, concurrent with the acquisition, CAA assigned (without recourse) to its former owners accounts receivable valued at approximately $18.4 million.

         On August 3, 1999, the Company merged its wholly owned subsidiaries, Simons Li & Associates, Inc., IWA Engineers, FLO Engineering, Inc. and C.D.C. Engineering, Inc. into a single operating division of the Company. The Company believes this combination provides synergy and cohesiveness for the combined group.

         On August 4, 1999, the Company merged its wholly owned subsidiary Integration Technologies, Inc. (IT) into its newly acquired wholly owned subsidiary, DCC. IT and DCC provide substantially similar services to the same clients in similar markets. The Company believes this combination provides a stronger market position.

         On September 3, 1999, the Company acquired 100% of the capital stock of PDR Engineers, Inc. (PDR), a provider of engineering consulting services to Federal, state and local government and commercial clients. The purchase was valued at approximately $6.6 million, consisting of cash and 236,525 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of PDR's net asset value as of September 3, 1999.

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

         On October 25, 1999, the Company acquired 100% of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities for communications and information transport systems. The purchase was valued at approximately $1.6 million, consisting of cash.

         On March 30, 2000, Tetra Tech Engineers, P.C. acquired certain assets of Edward A. Sears Associates (ESA), a provider of engineering services to hospitals in New York. Concurrent with this transaction, the Company's subsidiary, Cosentini Associates, Inc., acquired certain non-licensed assets of ESA from Tetra Tech Engineers, P.C. The purchase was valued at approximately $0.4 million, consisting of cash, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of ESA's net asset value as of March 30, 2000.

         On April 3, 2000, the Company acquired 100% of the capital stock of eXpert Wireless Solutions, Inc. (EWS), a provider of radio-frequency engineering and consulting services to the wireless communications industry. The purchase was valued at approximately $18.8 million, consisting of cash and 407,877 shares of Company common stock. Additionally, concurrently with the acquisition, EWS distributed to its former shareholders accounts receivable valued at approximately $1.8 million.

         On May 3, 2000, the Company, through its majority-owned subsidiary, Tetra Tech Canada Ltd., acquired 100% of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications (ENG), a provider of engineering and network services for the wired communications industry in Ontario, Canada. The purchase was valued at approximately $1.5 million, consisting of cash and 33,606 shares of exchangeable stock of the Company's majority-owned subsidiary and is subject to a purchase price and purchase allocation adjustment based upon the final determination of ENG's net asset value as of May 1, 2000.

         On May 17, 2000, the Company acquired 100% of the capital stock of FHC, Inc. (FHC), a provider of engineering consulting services primarily to state and local governments in Oklahoma. The purchase was valued at approximately $4.9 million, consisting of cash and 53,007 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of FHC's net asset value as of May 17, 2000.

         On May 24, 2000, the Company acquired 100% of the capital stock of Rizzo Associates, Inc. (RAI), a provider of engineering consulting services to state and local governments and commercial clients in the upper Northeast region of the U.S. This purchase was valued at approximately $10.3 million, consisting of cash and 112,436 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of RAI's net asset value as of May 24, 2000.

         On June 16, 2000, the Company acquired 100% of the capital stock of Drake Contractors, Inc. (DCI), a provider of infrastructure installation and maintenance services primarily in Colorado. The purchase was valued at approximately $6.0 million, consisting of cash (of which $1.0 million is contingent on operational performance) and is subject to a purchase price and purchase allocation adjustment based upon the final determination of DCI's net asset value as of June 1, 2000. Additionally, concurrent with the acquisition, DCI distributed to its former shareholders accounts receivable valued at approximately $2.1 million.

         All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying condensed consolidated balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods, high volatility in the trading price of the Company's common stock and other economic factors specific to the Company's circumstances. During fiscal 1999 and fiscal 2000, stock exchanged in acquisitions was discounted by 15%. The results of operations of each of the companies acquired have been included in the Company's financial statements from the effective acquisition dates.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of July 2, 2000 and October 3, 1999 was $4.5 million and $4.1 million, respectively. The allowance for disallowed costs as of July 2, 2000 and October 3, 1999 was $2.9 million and $4.4 million, respectively. During the three and nine months ended July 4, 1999, the Company reversed $1.75 million of these reserves into income due to the collection of previously reserved accounts receivable. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables, especially those acquired in acquisitions, where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

6.       UNAUDITED PRO FORMA OPERATING RESULTS

         The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired MFG, CPC, DCC, BCI, UCC, ASL, CAA, PDR, EUC, EWS, FHC and RAI on October 5, 1998. The effect of unaudited pro forma results of LCI, ENG, ESA, and DCI had they been acquired on October 5, 1998 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 5, 1998.


   In thousands, except per share data              PRO FORMA NINE MONTHS ENDED
                                                -----------------------------------
                                                JULY 2, 2000           JULY 4, 1999
                                                --------------       --------------
   Gross revenue                                $     577,563        $     506,456
   Income from operations                              51,566               46,013
   Net income                                          25,510               21,620
   Basic earnings per share                              0.65                 0.58
   Diluted earnings per share                            0.61                 0.54

   Weighted average shares outstanding:
        Basic                                          39,068               37,575
        Diluted                                        41,521               40,036

7.       OPERATING SEGMENTS

         The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure, and Communications. The Resource Management operating segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations.

The Infrastructure operating segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure to both public and
                                      -14-
private organizations. The Communications operating segment provides a comprehensive set of services including engineering, consulting and operational services to communications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization and any fee from inter-segment sales and transfers.

         The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

REPORTABLE SEGMENTS:


                                                   RESOURCE
Three months ended July 2, 2000                   MANAGEMENT     INFRASTRUCTURE      COMMUNICATIONS          TOTAL
                                                --------------  ---------------      --------------     -------------
    Gross Revenue........................       $       91,000  $      63,647         $     54,824      $     209,471
    Net Revenue..........................               62,227         50,955               41,469            154,651
    Income from Operations...............                7,930          5,789                7,878             21,597
    Depreciation Expense.................                  517            839                  776              2,132

                                                   RESOURCE
Nine months ended July 2, 2000                    MANAGEMENT     INFRASTRUCTURE      COMMUNICATIONS          TOTAL
                                                --------------  ---------------      --------------     -------------
    Gross Revenue........................       $      264,906  $     170,196         $    130,204      $     565,306
    Net Revenue..........................              178,805        136,961              102,591            418,357
    Income from Operations...............               21,888         15,223               18,129             55,240
    Depreciation Expense.................                1,715          2,779                2,123              6,617

                                                   RESOURCE
Three months ended July 4, 1999                   MANAGEMENT     INFRASTRUCTURE      COMMUNICATIONS          TOTAL
                                                --------------   --------------      --------------     -------------
    Gross Revenue........................       $       87,983  $      43,919         $     27,722      $     159,624
    Net Revenue..........................               59,360         37,610               22,612            119,582
    Income from Operations...............                8,603          4,814                3,724             17,141
    Depreciation Expense.................                  644          1,283                  987              2,914

                                                   RESOURCE
Nine months ended July 4, 1999                    MANAGEMENT     INFRASTRUCTURE      COMMUNICATIONS          TOTAL
                                                --------------   --------------      --------------     -------------
    Gross Revenue........................       $      242,167  $      89,852         $     74,843      $     406,862
    Net Revenue..........................              166,120         74,507               64,194            304,821
    Income from Operations...............               19,940          9,967               11,492             41,399
    Depreciation Expense.................                2,007          1,920                1,285              5,212

RECONCILIATIONS:

                                                                                        THREE MONTHS ENDED
                                                                                ----------------------------------
                                                                                JULY 2, 2000          JULY 4, 1999
                                                                                ------------          ------------
GROSS REVENUE
    Gross revenue from reportable segments...............................       $    209,471          $    159,624
    Elimination of inter-segment revenue.................................             (7,493)               (3,418)
    Other revenue........................................................              1,817                   885
                                                                                ------------          ------------
        Total consolidated gross revenue.................................       $    203,795          $    157,091
                                                                                ============          ============

NET REVENUE
    Net revenue from reportable segments.................................       $    154,651          $    119,582
    Other revenue........................................................              1,817                 1,156
                                                                                ------------          ------------
        Total consolidated net revenue...................................       $    156,468          $    120,738
                                                                                ============          ============

INCOME FROM OPERATIONS
    Income from operations of reportable segments........................       $     21,597          $     17,141
    Elimination of inter-segment income..................................               (536)                 (227)
    Other income.........................................................                331                    38
    Amortization of intangibles..........................................             (1,719)               (1,353)
                                                                                ------------          ------------
        Total consolidated income from operations........................       $     19,673          $     15,599
                                                                                ============          ============


                                                                                         NINE MONTHS ENDED
                                                                                ----------------------------------
                                                                                JULY 2, 2000          JULY 4, 1999
                                                                                ------------          ------------
GROSS REVENUE
    Gross revenue from reportable segments...............................       $    565,306          $    406,862
    Elimination of inter-segment revenue.................................            (19,817)              (10,142)
    Other revenue........................................................              6,128                 2,427
                                                                                ------------          ------------
        Total consolidated gross revenue.................................       $    551,617          $    399,147
                                                                                ============          ============

NET REVENUE
    Net revenue from reportable segments.................................       $    418,357          $    304,821
    Other revenue........................................................              6,128                 2,118
                                                                                ------------          ------------
        Total consolidated net revenue...................................       $    424,485          $    306,939
                                                                                ============          ============

INCOME FROM OPERATIONS
    Income from operations of reportable segments........................       $     55,240          $     41,399
    Elimination of inter-segment income..................................             (1,337)                 (617)
    Other income.........................................................                976                   259
    Amortization of intangibles..........................................             (4,492)               (3,386)
                                                                                ------------          ------------
        Total consolidated income from operations........................       $     50,387          $     37,655
                                                                                ============          ============

MAJOR CLIENTS

         The Company's net revenue attributable to the U.S. Federal government was approximately $41.8 million and $43.6 million for the three months ended July 2, 2000 and July 4, 1999, respectively. Net revenue attributable to the U.S. Federal government was approximately $122.9 million and $121.2 million for the nine months ended July 2, 2000 and July 4, 1999, respectively. Both the Resource Management and Infrastructure operating segments realize net revenue from the U.S. government.

8.       COMPREHENSIVE INCOME

         Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $9.6 million and $8.7 million for the three months ended July 2, 2000 and July 4, 1999, respectively. For the nine months ended July 2, 2000 and July 4, 1999, comprehensive income was $26.3 million and $19.8 million, respectively. For the three months ended July 2, 2000, the Company incurred net translation losses of $0.3 million. For the nine months ended July 2, 2000, the Company realized net translation gains of $0.6 million. For the three months ended July 4, 1999, the Company realized net translation gains of $0.2 million. For the nine months ended July 4, 1999, the Company incurred net translation losses of $0.6 million.

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

OVERVIEW

         Tetra Tech, Inc. is a leading provider of specialized management consulting and technical services in three principal business areas: resource management, infrastructure and communications. As a specialized management consultant, we assist our clients in defining problems and developing innovative and costeffective solutions. Our management consulting services are complemented by our technical services. These technical services, which implement solutions, include research and development, applied science, engineering and architectural design, construction management, and operations and maintenance. Our clients include a diverse base of public and private organizations located in the United States and internationally.

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

         We provide our services to a diverse base of Federal, state and local government agencies, and commercial sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

                                                           PERCENTAGE OF NET REVENUE
                                 -----------------------------------------------------------------------------
                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                 ---------------------------------           ---------------------------------
CLIENT SECTOR                    JULY 2, 2000         JULY 4, 1999           JULY 2, 2000         JULY 4, 1999
-------------                    ------------         ------------           ------------         ------------
Federal government                   26.7%                36.1%                  28.9%                39.6%
State & local government             18.5                 17.4                   17.5                 15.6
Commercial sector                    51.7                 44.1                   50.8                 41.0
International                         3.1                  2.4                    2.8                  3.8

         We manage our business in three operating segments: Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

                                                           PERCENTAGE OF NET REVENUE
                                 -----------------------------------------------------------------------------
                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                 ---------------------------------           ---------------------------------
OPERATING SEGMENT                JULY 2, 2000         JULY 4, 1999           JULY 2, 2000         JULY 4, 1999
-----------------                ------------         ------------           ------------         ------------
Resource Management                  39.8%                49.2%                  42.1%                54.1%
Infrastructure                       32.5                 31.1                   32.3                 24.3
Communications                       26.5                 18.7                   24.2                 20.9
Other revenue                         1.2                  1.0                    1.4                  0.7

RECENT ACQUISITIONS

         As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the third quarter of fiscal 2000, we made the following acquisitions:

         EXPERT WIRELESS SOLUTIONS, INC. -- In April 2000, the Company acquired 100% of the capital stock of eXpert Wireless Solutions, Inc. (EWS), a provider of radio-frequency engineering and consulting services to the wireless communications industry. The purchase was valued at approximately $18.8 million, consisting of cash and 407,877 shares of Company common stock. Additionally, concurrent with the acquisition, EWS distributed to its former shareholders accounts receivable valued at approximately $1.8 million.

         ENGINEERED COMMUNICATIONS -- In May 2000, the Company, through its majority-owned subsidiary, Tetra Tech Canada Ltd., acquired 100% of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications
(ENG), a provider of engineering and network services for the wired communications industry in Ontario, Canada. The purchase was valued at approximately $1.5 million, consisting of cash and 33,606 shares of exchangeable stock of Tetra Tech Canada Ltd., and is subject to a purchase price and allocation adjustment based upon the final determination of ENG's net asset value as of May 1, 2000.

         FHC, INC. -- In May 2000, the Company acquired 100% of the capital stock of FHC, Inc. (FHC), a provider of engineering consulting services primarily to state and local governments in Oklahoma. The purchase was valued at approximately $4.9 million, consisting of cash and 53,007 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of FHC's net asset value as of May 17, 2000.

         RIZZO ASSOCIATES, INC. -- In May 2000, the Company acquired 100% of the capital stock of Rizzo Associates, Inc. (RAI). The purchase was valued at approximately $10.3 million, consisting of cash and 112,436 shares of Company common stock, and is subject to a purchase price and purchase allocation adjustment based upon the final determination of RAI's net asset value as of May 24, 2000.

         DRAKE CONTRACTORS, INC. -- In June 2000, the Company acquired 100% of the capital stock of Drake Contractors, Inc. (DCI). The purchase was valued at approximately $6.0 million, consisting of cash (of which $1.0 million is contingent on operational performance) and is subject to a purchase price and purchase allocation adjustment based upon the final determination of DCI's net asset value as of June 1, 2000. Additionally, concurrent with the acquisition, DCI distributed to its former shareholders accounts receivable valued at approximately $2.1 million.

RESULTS OF OPERATIONS

         The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

                                   % RELATIONSHIP TO NET REVENUE               % RELATIONSHIP TO NET REVENUE
                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                  ------------------------------              ------------------------------
                                  JULY 2, 2000    JULY 4, 1999                JULY 2, 2000    JULY 4, 1999
                                  ------------    --------------              ------------    --------------
Net revenue                          100.0%          100.0%                      100.0%          100.0%
Cost of net revenue                   74.3            73.0                        76.9            75.8
                                   -------         -------                     -------         -------
Gross profit                          25.7            27.0                        23.1            24.2
Selling, general and
   administrative expenses            12.0            12.9                        10.2            10.8
Acquisition amortization               1.1             1.2                         1.1             1.1
                                   -------         -------                     -------         -------
Income from operations                12.6            12.9                        11.9            12.3
Net interest expense                  (1.3)           (0.4)                       (1.1)           (0.6)
                                   -------         -------                     -------         -------
Income before income tax expense      11.3            12.5                        10.8            11.7
Income tax expense                     5.0             5.5                         4.7             5.0
                                   -------         -------                     -------         -------
Net income                             6.3%            7.0%                        6.0%            6.6%
                                   =======         =======                     =======         =======

         NET REVENUE. Net revenue increased $35.7 million, or 29.6%, to $156.5 million for the three months ended July 2, 2000 from $120.7 million for the comparable period last year. For the nine months ended July 2, 2000, net revenue increased $117.5 million, or 38.3%, to $424.5 million from $306.9 million for the comparable period last year. Included in net revenue for the three months and nine months ended July 4, 1999 was $1.75 million relating to the over accrual of an allowance for disallowed costs (See Note 5. of Notes to Condensed Consolidated Financial Statements). This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently collected and therefore included as revenue (the "Adjustment"). Excluding the Adjustment, net revenue increased 31.5% and 39.1% for the three and nine months ended
July 2, 2000, respectively. The commercial, state and local and international sectors continued to show net revenue increases in actual dollars and as a percentage of net revenue. As a percentage of net revenue, reductions were realized in the Federal government client sector. These reductions were due to growth in revenue from commercial clients and revenue contributed by acquired companies. Acquisitions provided increases in our revenue from both commercial clients and state and local governments. For the three months ended July 2, 2000, net revenue provided by companies acquired in the past twelve months totaled $21.5 million. Excluding this net revenue, we recognized 11.8% growth in our net revenue. For the nine months ended July 2, 2000, net revenue provided by companies acquired in the past twelve months totaled $94.2 million. Excluding this net revenue, we recognized 7.6% growth in our net revenue. Gross revenue increased $46.7 million, or 29.7%, to $203.8 million for the three months ended July 2, 2000 from $157.1 million for the comparable period last year. For the nine months ended July 2, 2000, gross revenue increased $152.5 million, or 38.2%, to $551.6 million from $399.1 million for the comparable period last year. Excluding the Adjustment in the three months ended July 4, 1999, gross revenue increased 31.2% and 38.8% for the three and nine months ended July 2, 2000, respectively.

         COST OF NET REVENUE. Cost of net revenue increased $28.1 million, or 31.8%, to $116.3 million for the three months ended July 2, 2000 from $88.2 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended July 2, 2000 was 74.3% compared to 73.0% (74.1% pre Adjustment) for the comparable period last year. For the nine months ended July 2, 2000, cost of net revenue increased $93.5 million, or 40.2%, to $326.2 million from $232.8 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the nine months ended July 2, 2000 was 76.9% compared to 75.8% (76.2% pre Adjustment) for the comparable period last year. These increases were primarily due to the reversal of reserves in the three and nine months ended July 4, 1999, as well as the higher cost of net revenue for the acquired companies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses, excluding amortization of intangibles, increased $3.2 million, or 20.6%, to $18.8 million for the three months ended July 2, 2000 from $15.6 million for the comparable period last year. As a percent of net revenue, SG&A expenses, excluding amortization of intangibles, decreased to 12.0% for the three months ended July 2, 2000 from 12.9% (13.1% pre Adjustment) for the comparable period last year. For the nine months ended July 2, 2000, SG&A expenses, excluding amortization of intangibles, increased $10.2 million, or 30.9%, to $43.4 million from $33.1 million for the comparable period last year. As a percentage of net revenue, SG&A expenses, excluding amortization of intangibles, decreased to 10.2% for the nine months ended July 2, 2000 from 10.8% (10.9% pre Adjustment) for the comparable period last year. Amortization expense relating to acquisitions remained at 1.1% of net revenue for both the three months and nine months ended July 2, 2000 and for the comparable periods last year. As a percentage of net revenue, the decrease in SG&A expenses, including amortization of intangibles, for the three months ended July 2, 2000 was primarily related to timing of expenses relating to the automation of our corporate business systems and processes and business development activities.

         NET INTEREST EXPENSE. Net interest expense increased $1.4 million or 256.0% to $2.0 million for the three months ended July 2, 2000 from less than $1.0 million for the comparable period last year. For the nine months ended July 2, 2000, net interest expense increased $2.9 million, or 161.6%, to $4.7 million from $1.8 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit to facilitate acquisitions and working capital needs. Our average indebtedness for the three and nine months ended July 2, 2000 was $105.4 million and $88.7 million, respectively, as compared to $33.7 million and $8.6 million for the comparable periods last year. In addition, fiscal 1999 was favorably impacted by proceeds from our secondary offering.

         INCOME TAX EXPENSE. Income tax expense increased $1.2 million, or 19.1%, to $7.8 million for the three months ended July 2, 2000 from $6.5 million for the comparable period last year. For the nine months ended July 2, 2000, income tax expense increased $4.6 million, or 30.0%, to $20.1 million from $15.5 million for the comparable period last year. Certain expenses, primarily amortization of non-deductible goodwill, create permanent differences that impact our effective tax rate. Our current effective tax rate is 44.0% compared to 43.5% in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 2, 2000, our working capital was $145.1 million, an increase of $58.8 million from October 3, 1999, of which cash and cash equivalents totaled $9.9 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $150.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of July 2, 2000, borrowings and standby letters of credit on the Facility totaled $118.0 million and $1.1 million, respectively.

         In the nine months ended July 2, 2000, we used $17.3 million from operating activities compared to $16.8 million provided in the comparable period last year. This increase was in part attributable to our cash payments of $8.1 million to former shareholders of acquired companies for accounts receivable not acquired in the purchase transactions. In the nine months ended July 2, 2000, cash used in investing activities was $40.4 million compared to $41.0 million for the comparable period last year. This increase primarily was the result of replaced equipment in our wired communications business and other capital expenditures. In the nine months ended July 2, 2000, cash provided by financing activities was $58.7 million compared to $29.2 million for the comparable period last year. This change was attributable to the working capital needs of acquired entities and funds needed to support acquisitions. The nine months ended July 4, 1999 was also favorably impacted by the proceeds from our secondary offering.

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

MARKET RISKS

         We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $26.0 million of our outstanding indebtedness in the next twelve months. Assuming we repay $26.0 million ratably during the next twelve months, and our average interest rate increases or decreases by one percentage point, our interest expense could increase or decrease by approximately $1.1 million during the next twelve months. However, there can be no assurance that we will, or will be able to repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Please refer to the information we have included under the heading "Market Risks" in ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                  RISK FACTORS

         SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARDLOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY: (1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OF OUR FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS QUARTERLY REPORT ON FORM 10-Q, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS DESCRIBED IN FORWARD-LOOKING STATEMENTS. THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

         A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 1999, we purchased eleven companies in nine separate transactions. During the nine months ended July 2, 2000, we purchased eight companies in seven transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

         We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained noncompete agreements from certain principals and stockholders of companies we have acquired, we generally do not have noncompete or employment agreements with key employees who were not once equity shareholders of these companies. We do not maintain keyman life insurance policies on any of our executive officers or senior managers.

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

         Agencies of the Federal government are among our most significant clients. During the nine months ended July 2, 2000, approximately 28.9% of our net revenue was derived from Federal agencies, of which 15.3% was derived from the Department of Defense (DOD), 9.4% from the Environmental Protection Agency
(EPA), 2.2% from the Department of Energy (DOE), and 2.0% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

         We contract with Federal and state governments as well as with the private sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixedprice contracts. Fixedprice contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixedprice contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

         In fiscal 1999, we had a contract change with Tele-Communications, Inc. (currently known as AT&T Broadband) involving three turnkey contracts. This change was due in part to Tele-Communications, Inc.'s change in strategy from the use of turnkey contracts to the use of direct service contracts in the upgrading of its network systems.

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

         Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the nine months ended July 2, 2000, subcontractor costs comprised 23.0% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

         In the nine months ended July 2, 2000, approximately 2.8% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

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

             10.1   Credit Agreement dated as of March 17, 2000 among the
                    Company and the financial institutions named therein
                    (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).

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

             10.22 Registration Rights Agreement dated as of March 31, 2000 among the Company and the parties listed on Schedule A attached thereto.

             10.23 Registration Rights Agreement dated as of May 3, 2000 among the Company and the parties listed on Schedule A attached thereto.

             10.24 Registration Rights Agreement dated as of May 17, 2000 among the Company and the parties listed on Schedule A attached thereto.

             10.25 Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto.



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


         Dated:  August 16, 2000      TETRA TECH, INC.



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