Form 10-K
period 2000-10-01
TETRA TECH INC
filed 2000-12-29
CIK 831641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           OCTOBER 1, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ______ TO ______.

                         Commission file number 0-19655

                            ------------------------

                                TETRA TECH, INC.

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                          95-4148514
      (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                       organization)

         670 N. ROSEMEAD BLVD. PASADENA, CALIFORNIA                           91107
   (Address of registrant's principal executive offices)                    (Zip Code)

     (Registrant's telephone number, including area code:)  (626) 351-4664

          Securities registered pursuant to Section 12(b) of the Act:

         (Title of each class)            (Name of each exchange on which registered)
                 NONE                                        NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)

                          COMMON STOCK, $.01 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 15, 2000 was $1,052,714,353.

    The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 39,935,789 on December 15, 2000.

    Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 1, 2000 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of our last fiscal year, we had more than 6,500 employees worldwide, primarily located in North America in more than 150 locations. In addition, we have established a presence in Asia, South America and Europe. From fiscal 1991 through fiscal 2000, we generated a net revenue compounded annual growth rate of approximately 35.8%, and achieved a net income compounded annual growth rate of approximately 37.2%.

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

    Increased pricing competition is forcing service providers to outsource their network development activities, which we provide. In addition, organizations within each of the above business areas face unique problems but often lack the internal resources and experience necessary to identify issues and evaluate possible solutions. As a result, many of these organizations rely on advice from outside management consultants. Most consulting companies provide limited front-end problem assessment and solution design and require clients to engage other engineering and technical services companies to implement recommended solutions. A significant opportunity exists for consulting companies that not only develop, but also implement, solutions. These professional service firms are often in the best position to help clients respond to the challenges they face.

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

    PROVIDING BROAD GEOGRAPHIC COVERAGE AND LOCAL EXPERTISE. We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. Our historical geographic base was primarily in the western portion of the United States. However, we currently have operations in more than 40 states. We have also increased our international presence, and we now have operations in Canada, Taiwan, the Philippines, Argentina, Chile, Brazil, Germany, France, and the Czech Republic.

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

    Surface Water Projects: Public concern with the quality of rivers, lakes and streams as well as coastal and marine waters and the ensuing legislative and regulatory response is driving demand for our services. Over the past
    34 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

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

    Commercial, Recreational and Leisure Facilities Projects: We specialize in the planning and design of water-related entertainment and leisure facilities from theme park attractions to large marine aquariums. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects worldwide. We have also designed integrated interior building systems for heat, light, security, and communications to improve building energy efficiency and cost effectiveness.

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

    Network Engineering Projects: We provide a full range of onsite and offsite premises engineering and support services for projects ranging from developing computer-aided design workprints to field surveys. Our experience includes digital evaluation and terrain modeling, right-of-way permitting and site acquisition for wireless and broadband networks. Capabilities include radio frequency engineering for wireless networks and for fiber optic, coaxial cable, and hybrid coaxial fiber networks. Our engineers design each system to the specifications of the customer's transmission requirements including subscriber density, traffic demand, coverage area and cost-benefit decisions. In addition, we have performed outside and inside plant design projects for twisted pair, coaxial fiber optic and copper cable networks, and wireless networks.

    Network Development Projects: We have performed both inside and outside plant projects for major network service providers in both the broadband and wireless sectors. Our construction projects include urban and long-haul underground cable installation. We have also applied our capabilities to wireless cell site construction and aerial cable placement.

    The following table presents brief examples of specific projects in our three primary business areas:

BUSINESS AREA                             REPRESENTATIVE PROJECTS
-------------           ------------------------------------------------------------
Resource Management         - Currently providing engineering services for Bureau of
                              Reclamation projects throughout the southwestern U.S.
                              Providing water quality modeling, watershed
                              management, public consensus building, and engineering
                              solutions for water supplies.

                            - Assisting the EPA Office of Wastewater Management in
                              conducting the Clean Water Needs Survey, to assess
                              financial needs for constructing wastewater treatment
                              plants and other clean water related infrastructure.

                            - Currently supporting environmental activities at Air
                              Force installations worldwide, to assist the Air Force
                              in its environmental mission in the areas of
                              restoration, pollution prevention, compliance, and
                              conservation.

                            - Completed a remedial design/remedial action for a
                              Superfund site in Port Comfort, Texas for a private corporation.

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

                            - Currently serving as prime contractor for
                              environmental and natural resource planning at U.S.
                              Navy facilities in four western states. Conducted air
                              emissions modeling, noise impact studies and
                              biological resource surveys.
Infrastructure              - Currently implementing production process engineering
                              efficiencies. Upgraded information management systems
                              and implemented ISO 14000-compliant environmental
                              management systems for several Fortune 50 industrial
                              customers.

                            - Provided engineering design of building mechanical
                              systems including air, power, and data distribution systems, for the world headquarters of a major corporation in Ohio.

BUSINESS AREA                             REPRESENTATIVE PROJECTS
-------------           ------------------------------------------------------------
                            - Provided complex mechanical, electrical, and other
                              building systems for the Guggenheim Museum in Bilbao,
                              Spain.

                            - Provided multi-modal transportation planning and
                              design for Boston's first citywide transportation plan
                              since the 1960s.

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

                            - Currently providing information technology,
                              mechanical, electrical, plumbing and fire protection engineering for Time Warner Center, a mixed-use project in New York City.

                            - Provided project management for upgrading residuals
                              management facilities at four drinking water treatment
                              plants in the Detroit, Michigan area that are among
                              the largest such plants in the U.S.

                            - Provided design for sections of a major six-lane toll
                              road in Southern California that includes new bridges,
                              a tunnel and numerous large regional drainage
                              facilities.
Communications              - Currently supporting the nationwide build-out of a
                              wireless data network to provide mobile users with
                              high-speed Internet access.

                            - Currently providing integrated voice, video, and data
                              networks inside buildings for large corporations,
                              colleges, and health care facilities nationwide.

                            - Currently assisting a leading provider of broadband
                              services with deployment of a high capacity broadband
                              fiber optic network to provide high speed Internet
                              connections, digital cable television, and broadband
                              telephony in several western markets.

                            - Currently providing turnkey network development
                              services for broadband wireless networks in several
                              European countries. Services include overall project management, site acquisition, radio frequency engineering, network deployment, and startup verification.

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

BUSINESS AREA                             REPRESENTATIVE PROJECTS
-------------           ------------------------------------------------------------
                            - Providing network planning through network deployment
                              services for approximately 1,200 sites for a wireless
                              communications firm serving the western Great Lakes
                              markets.

CLIENTS

    We have developed a diverse client base of hundreds of clients both in the public and private sectors. During fiscal 2000, the DOD, EPA and DOE accounted for approximately 15.1%, 9.4% and 2.2%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No private sector client accounted for more than 10% of our net revenue in fiscal 2000.

    The following table presents a list of representative clients in our three primary business areas:

                                                REPRESENTATIVE CLIENTS
                        -----------------------------------------------------------------------
BUSINESS AREA             FEDERAL GOVERNMENT    STATE, COUNTY AND LOCAL         PRIVATE
-------------           ----------------------  -----------------------  ----------------------
RESOURCE MANAGEMENT     U.S. Environmental      California Department    Lockheed Martin
                        Protection Agency;      of Health Services;      Corporation; Merck &
                        U.S. Air Force; U.S.    Washington Department    Co.; General Electric
                        Navy; U.S. Army; U.S.   of Ecology; Prince       Company; Westwood
                        Coast Guard; U.S.       Georges County,          Squibb
                        Forest Service; U.S.    Maryland; Clarmont       Pharmaceuticals, Inc.;
                        Department of Energy;   County, Ohio; City of    Hewlett-Packard
                        U.S. Agency for         San Jose, California;    Corporation; Unocal
                        International           Salton Sea Authority     Corporation
                        Development; Federal
                        Energy Regulatory
                        Commission

INFRASTRUCTURE          U.S. Army Corps of      City of Tucson,          Universal Studios,
                        Engineers; U.S. Bureau  Arizona; City of         Inc.; Boeing
                        of Reclamation; U.S.    Breckenridge, Colorado;  Corporation; E.I.
                        Air Force; Federal      Washington Department    DuPont de Nemours and
                        Emergency Management    of Transportation; City  Company; Ford Motor
                        Agency                  of Detroit, Michigan;    Company; Chrysler
                                                City of Portland,        Corporation; Disney
                                                Oregon; Texas Parks and  Imagineering; Lowe's
                                                Wildlife Department;     Company; Marriott
                                                King County,             Corporation
                                                Washington; Delaware
                                                Department of
                                                Transportation;
                                                Delaware Department of
                                                Corrections; Boston
                                                Water and Sewer
                                                Commission

COMMUNICATIONS                                                           AT&T Wireless
                                                                         Services; AT&T
                                                                         Broadband and Internet
                                                                         Services; Nextel
                                                                         Communications, Inc.;
                                                                         Verizon
                                                                         Communications;
                                                                         Motorola, Inc.; Sprint
                                                                         Communications
                                                                         Company; Lucent
                                                                         Technologies, Inc.;
                                                                         Ericsson; Comcast
                                                                         Corporation

CONTRACTS

    We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 2000, 42.9%, 31.4% and 25.7% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.

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

    We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; CH2M Hill Companies Ltd.; Earth Tech, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson; o2Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; URS Corporation and Wireless Facilities, Inc.

BACKLOG

    At October 1, 2000, our gross revenue backlog was approximately
$632.9 million, compared to $602.4 million at October 3, 1999. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $538.1 million of the gross revenue backlog at October 1, 2000 will be recognized during fiscal 2001. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

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

EMPLOYEES

    At October 1, 2000, we had approximately 6,601 total employees or approximately 6,120 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, toxicologists and project managers. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. We currently have 206 employees represented by four labor organizations. Management considers its relations with our employees to be good.

    In addition, we supplement our consultants on certain engagements with independent contractors. We believe that the practice of retaining independent contractors on a per engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

                                  RISK FACTORS

    SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY:
(1) DISCUSS OUR FUTURE EXPECTATIONS; (2) CONTAIN PROJECTIONS OF OUR FUTURE OPERATING RESULTS OR OF OUR FUTURE FINANCIAL CONDITION; OR (3) STATE OTHER "FORWARD-LOOKING" INFORMATION. WE BELIEVE IT IS IMPORTANT TO COMMUNICATE OUR EXPECTATIONS TO OUR INVESTORS. THERE MAY BE EVENTS IN THE FUTURE, HOWEVER, THAT WE ARE NOT ACCURATELY ABLE TO PREDICT OR OVER WHICH WE HAVE NO CONTROL. THE RISK FACTORS LISTED IN THIS SECTION, AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS ANNUAL REPORT ON FORM 10-K, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS WE DESCRIBE IN OUR FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF ANY OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS AND THAT UPON THE OCCURRENCE OF ANY OF THESE EVENTS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

    A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2000, we purchased nine companies in eight separate transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

    - We may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

    - We compete with others to acquire companies. Competition may increase and may result in decreased availability of or increased price for suitable acquisition candidates;

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR COMMON STOCK

    Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

    - The seasonality of the spending cycle of our public sector clients and the spending patterns of our private sector clients;

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

IF WE ARE NOT ABLE TO SUCCESSFULLY MANAGE OUR GROWTH STRATEGY, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED

    We are growing rapidly. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and human resource management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels could have a material adverse effect on our business.

THE LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY DISRUPT OUR BUSINESS

    We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were not once equity holders of these companies. We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

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

    Agencies of the Federal government are among our most significant clients. During fiscal 2000, approximately 29.1% of our net revenue was derived from Federal agencies of which 15.1% was derived from the Department of Defense
(DOD), 9.4% from the Environmental Protection Agency (EPA), 2.2% from the Department of Energy (DOE) and 2.4% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

    We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. In fiscal 2000, approximately 42.9% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

    Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During fiscal 2000, subcontractor costs comprised 24.7% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

    We provide specialized management consulting and technical services to a broad range of public and private sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms which have greater financial and marketing resources than ours.

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

    We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Castle Tower Corporation; CH2M Hill Companies Ltd.; Earth Tech, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson; o2 Wireless Solutions, Inc.; Quanta Services; Roy F. Weston, Inc.; Science Applications International Corporation; URS Corporation and Wireless Facilities, Inc.

OUR SERVICES EXPOSE US TO SIGNIFICANT RISKS OF LIABILITY AND OUR INSURANCE POLICIES MAY NOT PROVIDE ADEQUATE COVERAGE

    Our services involve significant risks of professional and other liabilities which may substantially exceed the fees we derive from our services. Our business activities could expose us to potential liability under various environmental laws such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). In addition, we sometimes contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

    We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. We believe that our insurance policies are adequate for our business operations. Professional liability policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. Should we terminate our professional liability policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Additionally our insurance policies may not protect us against potential liability due to various exclusions and retentions. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

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

ITEM 2.  PROPERTIES.

    Our corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 1.8 million square feet of office space, and are subject to leases which expire beyond the year 2001. We lease office space in approximately 275 locations in the United States. We also rent some additional office space on a month-to-month basis.

    We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material effect on our financial position or results of operations. See "Item 1. Business--Potential Liability and Insurance."

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

    The information required by Items 5 through 8 of this report is set forth on pages 17 through 41 of our Annual Report to Stockholders for the fiscal year ended October 1, 2000. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.

                                    PART III

    The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Principal Stockholders, Directors and Executive Officers," "Election of Directors," and "Executive Officers, Compensation and Other Information" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1. and 2.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                 The Financial Statements filed as part of this report are listed in the accompanying index at page 25.

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

         10.21 Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999).

         10.22 Registration Rights Agreement dated as of March 31, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on
                 Form 10-Q for the fiscal quarter ended July 2, 2000).

         10.23 Registration Rights Agreement dated as of May 3, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

         10.24 Registration Rights Agreement dated as of May 17, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

         10.25 Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

         10.26 Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto.

         13.     Annual Report to Stockholders for the fiscal year ended
                 October 1, 2000, portions of which are incorporated by reference in this report as set forth in Part II hereof.
                 With the exception of these portions, such Annual Report is not deemed filed as part of this report.

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

                                                       TETRA TECH, INC.

Date: December 29, 2000                                By:               /s/ LI-SAN HWANG
                                                            -----------------------------------------
                                                                          Li-San Hwang,
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board of
                  /s/ LI-SAN HWANG                       Directors, President and
     -------------------------------------------         Chief Executive Officer    December 29, 2000
                    Li-San Hwang                         (Principal Executive
                                                         Officer)

                                                       Executive Vice President,
                 /s/ JAMES M. JASKA                      Chief Financial Officer
     -------------------------------------------         and Treasurer (Principal   December 29, 2000
                   James M. Jaska                        Financial and Accounting
                                                         Officer)

                /s/ DANIEL A. WHALEN
     -------------------------------------------       Director                     December 29, 2000
                  Daniel A. Whalen

              /s/ J. CHRISTOPHER LEWIS
     -------------------------------------------       Director                     December 29, 2000
                J. Christopher Lewis

                /s/ PATRICK C. HADEN
     -------------------------------------------       Director                     December 29, 2000
                  Patrick C. Haden

                /s/ JAMES J. SHELTON
     -------------------------------------------       Director                     December 29, 2000
                  James J. Shelton

                         INDEX TO FINANCIAL STATEMENTS

    The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 15, 2000, appearing on pages 25 through 41 of the accompanying 2000 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and Part II information set forth on pages 17 through 24, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

                         FINANCIAL STATEMENTS SCHEDULE

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     26
Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts and
  Reserves..................................................     27

                          INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

    We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of October 1, 2000 and October 3, 1999, and for each of the three years in the period ended October 1, 2000, and have issued our report thereon dated November 15, 2000; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
November 15, 2000

                                TETRA TECH, INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR THE FISCAL YEARS ENDED
              OCTOBER 4, 1998, OCTOBER 3, 1999 AND OCTOBER 1, 2000

                                   BALANCE AT     ADDITIONS     CHARGES TO   DEDUCTIONS,
                                  BEGINNING OF     THROUGH      COSTS AND      NET OF       BALANCE AT
                                     PERIOD      ACQUISITIONS    EARNINGS    RECOVERIES    END OF PERIOD
                                  ------------   ------------   ----------   -----------   -------------
Fiscal year ended October 4,
  1998
Allowance for loss on accounts
  receivable....................  $11,153,000     $3,187,000    $ (334,000)  $(1,321,000)   $12,685,000

Fiscal year ended October 3,
  1999
Allowance for loss on accounts
  receivable....................  $12,685,000     $  747,000    $ (667,000)  $(4,236,000)   $ 8,529,000

Fiscal year ended October 1,
  2000
Allowance for loss on accounts
  receivable....................  $ 8,529,000     $  391,000    $3,056,000   $(4,903,000)   $ 7,073,000