Form 10-Q
period 2000-12-31
TETRA TECH INC
filed 2001-02-14
CIK 831641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

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

As of February 5, 2001, the total number of outstanding shares of the Registrant's common stock was 40,348,106.

                                TETRA TECH, INC.

                                      INDEX

                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

              Condensed Consolidated Balance Sheets                                3

              Condensed Consolidated Statements of Income                          4

              Condensed Consolidated Statements of Cash Flow                       5

              Notes to Condensed Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

            Risk Factors                                                          19

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                      25

Signatures                                                                        29


                          PART I. FINANCIAL INFORMATION
ITEM 1.

                                Tetra Tech, Inc.
                      Condensed Consolidated Balance Sheets

In thousands, except share data                                           December 31,  2000    October 1, 2000
                                                                          ------------------    ---------------
                                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .........................................        $   7,841             $   7,557
    Accounts receivable - net .........................................          157,637               153,527
    Unbilled receivables - net ........................................          128,722               122,102
    Prepaid and other current assets ..................................           15,914                11,203
    Deferred income taxes .............................................            2,551                 2,551
                                                                               ---------             ---------
       Total Current Assets ...........................................          312,665               296,940
                                                                               ---------             ---------
PROPERTY AND EQUIPMENT:
    Leasehold improvements ............................................            4,710                 4,182
    Equipment, furniture and fixtures .................................           61,876                59,361
                                                                               ---------             ---------
       Total ..........................................................           66,586                63,543
    Accumulated depreciation and amortization .........................          (31,135)              (28,331)
                                                                               ---------             ---------
PROPERTY AND EQUIPMENT - NET ..........................................           35,451                35,212
                                                                               ---------             ---------
INTANGIBLE ASSETS - NET ...............................................          202,158               190,452
OTHER ASSETS ..........................................................            3,764                 3,434
                                                                               ---------             ---------
TOTAL ASSETS ..........................................................        $ 554,038             $ 526,038
                                                                               =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ..................................................        $  38,980             $  50,304
    Accrued compensation ..............................................           22,580                25,705
    Billings in excess of costs on uncompleted contracts ..............           26,279                15,947
    Other current liabilities .........................................           20,740                17,523
    Current portion of long-term obligations ..........................           26,000                26,000
    Income taxes payable ..............................................           10,979                 7,120
                                                                               ---------             ---------
       Total Current Liabilities ......................................          145,558               142,599
                                                                               ---------             ---------
LONG-TERM OBLIGATIONS .................................................           91,269                85,532
                                                                               ---------             ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at December 31, 2000
      and October 1, 2000 .............................................               --                    --
    Exchangeable stock of a subsidiary ................................           13,887                13,887
    Common stock - authorized, 50,000,000 shares of $.01 par value;
      issued and outstanding 40,281,827 and 39,830,633 shares at
      December 31, 2000 and October 1, 2000, respectively .............              403                   398
    Additional paid-in capital ........................................          160,331               150,391
    Accumulated other comprehensive income (loss) .....................             (855)                 (844)
    Retained earnings .................................................          143,445               134,075
                                                                               ---------             ---------
TOTAL STOCKHOLDERS' EQUITY ............................................          317,211               297,907
                                                                               ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................        $ 554,038             $ 526,038
                                                                               =========             =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

In thousands, except per share data                       Three Months Ended
                                                      ---------------------------
                                                      December 31,     January 2,
                                                         2000            2000
                                                      ------------     ----------
Gross Revenue .....................................     $229,330         $170,241
   Subcontractor costs ............................       62,192           41,070
                                                        --------         --------
Net Revenue .......................................      167,138          129,171

Cost of Net Revenue ...............................      128,405          100,417
                                                        --------         --------
Gross Profit ......................................       38,733           28,754

Selling, General and Administrative Expenses ......       18,559           12,553
Amortization of Intangibles .......................        2,024            1,468
                                                        --------         --------
Income From Operations ............................       18,150           14,733

Interest Expense ..................................        2,155            1,284
Interest Income ...................................          161               56
                                                        --------         --------
Income Before Income Tax Expense ..................       16,156           13,505

Income Tax Expense ................................        6,786            5,942
                                                        --------         --------
Net Income ........................................     $  9,370         $  7,563
                                                        ========         ========
Basic Earnings Per Share ..........................     $   0.23         $   0.20
                                                        ========         ========
Diluted Earnings Per Share ........................     $   0.22         $   0.19
                                                        ========         ========
Weighted Average Common Shares Outstanding:
   Basic ..........................................       40,014           38,453
                                                        ========         ========
   Diluted ........................................       43,084           40,418
                                                        ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                             Three Months Ended
                                                                     ----------------------------
                                                                     December 31,      January 2,
                                                                         2000             2000
                                                                     ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ......................................................     $  9,370          $  7,563

Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization .............................        4,828             3,629
      Provision for losses on receivables .......................           (9)             (727)

Changes in operating assets and liabilities,
   net of effects of acquisitions:
      Accounts receivable .......................................       (1,618)           (7,631)
      Unbilled receivables ......................................       (4,456)           (2,567)
      Prepaid and other assets ..................................       (4,921)           (1,846)
      Accounts payable ..........................................      (12,118)           (3,803)
      Accrued compensation ......................................       (4,779)           (4,191)
      Billings in excess of costs on uncompleted contracts.......       10,332              (164)
      Other current liabilities .................................        1,651            (2,205)
      Income taxes payable ......................................        3,748              (905)
                                                                      --------          --------
          Net Cash Provided By (Used In) Operating Activities ...        2,028           (12,847)
                                                                      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures ............................................       (2,549)           (3,430)
Payments for business acquisitions, net of cash acquired ........       (3,474)           (1,834)
                                                                      --------          --------
          Net Cash Used In Investing Activities .................       (6,023)           (5,264)
                                                                      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations ...............................      (19,955)          (10,571)
Proceeds from issuance of long-term obligations .................       23,000            29,000
Net proceeds from issuance of common stock ......................        1,245                92
                                                                      --------          --------
          Net Cash Provided By Financing Activities .............        4,290            18,521
                                                                      --------          --------
EFFECT OF RATE CHANGES ON CASH ..................................          (11)              402
                                                                      --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          284               812
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        7,557             8,189
                                                                      --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $  7,841          $  9,001
                                                                      ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ..................................................     $  2,248          $  1,273
      Income taxes ..............................................     $  3,038          $  6,847

                                   (Continued)

                                Tetra Tech, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

In thousands                                                             Three Months Ended
                                                                     ----------------------------
                                                                     December 31,      January 2,
                                                                         2000             2000
                                                                     ------------      ----------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   In December 2000, the Company purchased all of the
     capital stock of Rocky Mountain Consultants, Inc.
     In conjunction with this acquisition, liabilities
     were assumed as follows:
        Fair value of assets acquired ...........................     $ 21,388
        Cash paid ...............................................       (5,800)
        Issuance of common stock ................................       (8,700)
        Other acquisition costs .................................          (70)
                                                                      --------
           Liabilities assumed ..................................     $  6,818
                                                                      ========

   In October 1999, the Company purchased all of the
     capital stock of LC of Illinois, Inc. and HFC
     Technologies, Inc. In conjunction with these
     acquisitions, liabilities were assumed as follows:
        Fair value of assets acquired ...........................                       $  2,606
        Cash paid ...............................................                         (1,513)
        Other acquisition costs .................................                            (80)
                                                                                        --------
           Liabilities assumed ..................................                       $  1,013
                                                                                        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                   (Concluded)

                                TETRA TECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three months ended December 31, 2000 and January 2, 2000 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

     The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

2.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements required derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. These Statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted these Statements in the first quarter of fiscal year 2001 and the adoption of SFAS No. 133 and SFAS No. 138 has had no material impact on the Company's results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, ACCOUNTING CHANGES. SAB No. 101, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB No. 101, and that the adoption of SAB No. 101 will have no material impact on the Company's results of operations or financial position.

3.   EARNINGS PER SHARE

     Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one to one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three Months Ended
                                                         --------------------------------
                                                         Dec. 31, 2000       Jan. 2, 2000
                                                         -------------       ------------
Numerator--
   Net income .......................................     $ 9,370,000         $ 7,563,000
                                                          -----------         -----------
Denominator--
     Denominator for basic earnings per share--
        weighted average shares .....................      40,014,000          38,453,000

   Effect of dilutive securities:
        Stock options ...............................       2,053,000             981,000
        Exchangeable stock of a subsidiary ..........       1,017,000             984,000
                                                          -----------         -----------
   Dilutive potential common shares .................       3,070,000           1,965,000
                                                          -----------         -----------
     Denominator for diluted earnings per share--
        adjusted weighted average shares and
          assumed conversions .......................      43,084,000          40,418,000
                                                          ===========         ===========
Basic earnings per share ............................     $      0.23         $      0.20
                                                          ===========         ===========
Diluted earnings per share ..........................     $      0.22         $      0.19
                                                          ===========         ===========

4.   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $7.8 million and $7.6 million at December 31, 2000 and October 1, 2000, respectively.

5.   MERGERS AND ACQUISITIONS

     On October 25, 1999, the Company acquired 100% of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI), a provider of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities for communications and information transport systems. The purchase was valued at approximately $1.6 million and consisted of cash.

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

     On April 3, 2000, the Company acquired 100% of the capital stock of eXpert Wireless Solutions, Inc. (EWS), a provider of radio-frequency engineering and consulting services to the wireless communications industry. The purchase was valued at approximately $18.8 million and consisted of cash (of which $500,000 is dependent on operational performance) and 407,877 shares of Company common stock. Additionally, concurrently with the acquisition, EWS distributed to its former shareholders accounts receivable valued at approximately $1.8 million.

     On May 3, 2000, the Company, through its majority-owned subsidiary, Tetra Tech Canada Ltd., acquired 100% of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications (ENG), a provider of engineering and network services for the wired communications industry in Ontario, Canada. The purchase was valued at approximately $1.5 million and consisted of cash and 33,606 shares of exchangeable stock of the Company's majority-owned subsidiary.

     On May 17, 2000, the Company acquired 100% of the capital stock of FHC, Inc. (FHC), a provider of engineering consulting services primarily to the state and local governments in Oklahoma. The purchase was valued at approximately $5.2 million and consisted of cash and 56,334 shares of Company common stock.

     On May 24, 2000, the Company acquired 100% of the capital stock of Rizzo Associates, Inc. (RAI), a provider of engineering consulting services to state and local governments and commercial clients in the upper Northeast region of the U.S. This purchase was valued at approximately $10.3 million and consisted of cash and 112,436 shares of Company common stock.

     On June 16, 2000, the Company acquired 100% of the capital stock of Drake Contractors, Inc. (DCI), a provider of infrastructure installation and maintenance services primarily in Colorado. The purchase was valued at approximately $5.5 million and consisted of cash (of which $1.0 million is contingent on operational performance). Additionally, concurrent with the acquisition, DCI distributed to its former shareholders accounts receivable valued at approximately $2.1 million.

     On July 5, 2000, the Company, through its majority-owned subsidiary, Tetra Tech Canada Ltd., acquired 100% of the capital stock of Wm. Bethlehem Trenching Ltd. (BTL), a provider of infrastructure installation and maintenance services primarily in Ontario, Canada. The purchase was valued at approximately $0.3 million and consisted of cash.

     On December 21, 2000, the Company acquired 100% of the capital stock of Rocky Mountain Consultants, Inc. (RMC), a provider of water-related engineering and facility development services to state and local governments and private clients primarily in the western and midwestern United States. The purchase was valued at approximately $14.6 million and consisted of cash of $5.8 million and 296,667 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of RMC's net asset value as of December 21, 2000.

     All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets - Net in the accompanying condensed consolidated balance sheets. The Company values stock exchanged in acquisitions based on extended restriction periods, high volatility in the trading price of the Company's common stock and other economic factors specific to the Company's circumstances. During fiscal 2000, stock exchanged in acquisitions was discounted by 15%. During fiscal 2001, the stock exchanged in acquisitions was not discounted. The results of operations of each of the companies acquired have been included in the Company's financial statements from the effective acquisition dates.

6.   ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of December 31, 2000 and October 1, 2000 was $6.7 million and $5.5 million, respectively. The allowance for disallowed costs as of December 31, 2000 and October 1, 2000 was $1.6 million. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7.   UNAUDITED PRO FORMA OPERATING RESULTS

     The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired EWS, FHC, RAI and RMC on October 4, 1999. The effect of unaudited pro forma results of LCI, ENG, ESA, DCI and BTL had they been acquired on October 4, 1999 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 4, 1999.

     In thousands, except per share data           Pro Forma Three Months Ended
                                               -------------------------------------
                                               December 31, 2000     January 2, 2000
                                               -----------------     ---------------
     Gross revenue ..........................        $231,200            $187,051
     Income from operations .................          18,476              15,815
     Net income .............................           9,518               7,676
     Basic earnings per share ...............            0.24                0.20
     Diluted earnings per share .............            0.22                0.19
     Weighted average shares outstanding:
          Basic .............................          40,064              38,671
          Diluted ...........................          43,134              40,636

8.   OPERATING SEGMENTS

     The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure, and Communications. The Resource Management operating segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The Infrastructure operating segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure to both public and private organizations. The Communications operating segment provides a comprehensive set of services including engineering, consulting and operational services to communications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization.

     The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

REPORTABLE SEGMENTS:

                                             Resource
Three months ended Dec. 31, 2000            Management    Infrastructure   Communications       Total
                                            ----------    --------------   --------------     ---------
     Gross Revenue ................         $ 91,975         $ 71,305         $ 74,733         $238,013
     Net Revenue ..................           61,752           55,683           48,587          166,022
     Income from Operations .......            6,715            5,574            7,589           19,878
     Depreciation Expense .........              416            1,150            1,109            2,675

                                             Resource
Three months ended Jan. 2, 2000             Management    Infrastructure   Communications      Total
                                            ----------    --------------   --------------     ---------
     Gross Revenue ................         $ 84,385         $ 52,397         $ 37,307         $174,089
     Net Revenue ..................           56,122           41,587           29,758          127,467
     Income from Operations .......            6,872            4,835            4,467           16,174
     Depreciation Expense .........              567              925              604            2,096

RECONCILIATIONS:

                                                               Three Months Ended
                                                        -------------------------------
                                                        Dec. 31, 2000      Jan. 2, 2000
                                                        -------------      ------------
GROSS REVENUE
    Gross revenue from reportable segments ..........     $ 238,013          $ 174,089
    Elimination of inter-segment revenue ............        (9,798)            (5,551)
    Other revenue ...................................         1,116              1,703
                                                          ---------          ---------
        Total consolidated gross revenue ............     $ 229,330          $ 170,241
                                                          =========          =========
NET REVENUE
    Net revenue from reportable segments ............     $ 166,022          $ 127,467
    Other revenue ...................................         1,116              1,704
                                                          ---------          ---------
        Total consolidated net revenue ..............     $ 167,138          $ 129,171
                                                          =========          =========
INCOME FROM OPERATIONS
    Income from operations of reportable segments ...     $  19,878          $  16,174
    Other income ....................................           296                 27
    Amortization of intangibles .....................        (2,024)            (1,468)
                                                          ---------          ---------
        Total consolidated income from operations ...     $  18,150          $  14,733
                                                          =========          =========

MAJOR CLIENTS

     The Company's net revenue attributable to the U.S. government was approximately $41.2 million and $39.2 million for the three months ended December 31, 2000 and January 2, 2000, respectively. Both the Resource Management and Infrastructure operating segments realize net revenue from the U.S. government.

9.   COMPREHENSIVE INCOME

     Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three months ended December 31, 2000 and January 2, 2000, comprehensive income was approximately $9.4 million and $8.0 million, respectively. For the three months ended December 31, 2000 and January 2, 2000, the Company incurred net translation losses of $0.0 million and net translation gains of $0.4 million, respectively.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED BELOW, THE MATTERS DISCUSSED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. OUR ACTUAL LIQUIDITY NEEDS, CAPITAL RESOURCES AND OPERATING RESULTS MAY DIFFER MATERIALLY FROM THE DISCUSSION SET FORTH BELOW IN THESE FORWARD-LOOKING STATEMENTS. FOR ADDITIONAL INFORMATION, REFER TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

     We provide our services to a diverse base of Federal, state and local government agencies, and commercial sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

                                           Percentage of Net Revenue
                                       ------------------------------------
                                                 Quarter Ended
                                       ------------------------------------
     Client Sector                     December 31, 2000    January 2, 2000
     -------------                     -----------------    ---------------
     Federal government                       24.7%             30.4%
     State and local government               15.5              16.8
     Private sector                           55.7              50.1
     International                             4.1               2.7
                                             -----             -----
                                             100.0%            100.0%
                                             =====             =====

     We manage our business in three operating segments: Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

                                           Percentage of Net Revenue
                                       ------------------------------------
                                                 Quarter Ended
                                       ------------------------------------
     Operating Segment                 December 31, 2000    January 2, 2000
     -----------------                 -----------------    ---------------
     Resource Management                       36.9%             43.5%
     Infrastructure                            33.3              32.2
     Communications                            29.1              23.0
     Other revenue                              0.7               1.3
                                              -----             -----
                                              100.0%            100.0%
                                              =====             =====

RECENT ACQUISITION

     As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the first quarter of fiscal 2001, we made the following acquisition:

     ROCKY MOUNTAIN CONSULTANTS, INC. -- In December 2000, we acquired Rocky Mountain Consultants, Inc. (RMC). The purchase price was valued at approximately $14.6 million. RMC, a Colorado-based engineering services firm, provides water-related engineering and facility development services to state and local governments and private clients primarily in the western and midwestern United States.

RESULTS OF OPERATIONS

     The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

                                                  Percentage of Net Revenue
                                             -----------------------------------
                                                        Quarter Ended
                                             -----------------------------------
                                             December 31, 2000   January 2, 2000
                                             -----------------   ---------------
     Net revenue                                   100.0%            100.0%
     Cost of net revenue                            76.8              77.7
                                                   -----             -----
     Gross profit                                   23.2              22.3
     Selling, general and
         administrative expenses                    11.1               9.7
     Amortization of intangibles                     1.2               1.2
                                                   -----             -----
     Income from operations                         10.9              11.4
     Net interest expense                            1.2               0.9
                                                   -----             -----
     Income before income tax expense                9.7              10.5
     Income tax expense                              4.1               4.6
                                                   -----             -----
     Net income                                      5.6%              5.9%
                                                   =====             =====

     NET REVENUE. Net revenue increased $38.0 million, or 29.4%, to $167.1 million for the three months ended December 31, 2000 from $129.2 million for the comparable period last year. Included in net revenue for the three months ended January 2, 2000 was $0.76 million relating to the reversals of previously established allowances for disallowed costs. This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently recovered and therefore included as revenue. Excluding this amount, net revenue increased 30.2% for the quarter. All client sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal and state and local government sectors due to the growth in revenue from private sector clients and revenue associated with acquired companies. We segregate from our total revenue, revenue from companies acquired during the current fiscal year as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. Net revenue provided by companies acquired during the three months ended December 31, 2000 totaled $3.2 million. Excluding this net revenue and the net revenue provided by the reserve reversal, we realized 27.7% growth in our net revenue from the comparable three month period last year. Acquisitive net revenue for the three months ended December 31, 2000 totaled $19.0 million. Excluding this net revenue and the net revenue provided by the reserve reversal, we realized organic growth in our net revenue of 15.3% from the comparable period last year.

     Gross revenue increased $59.1 million, or 34.7%, to $229.3 million for the three months ended December 31, 2000 from $170.2 million for the comparable period last year. Gross revenue provided by companies acquired during the three months ended December 31, 2000 totaled $3.8 million. Excluding the gross revenue and the gross revenue provided by the reserve reversal, we realized 32.8% growth in our gross revenue from the comparable period last year. Acquisitive gross revenue for the three months ended December 31, 2000 totaled $23.5 million. Excluding this gross revenue and the gross revenue provided by the reserve reversal, we realized organic growth in our gross revenue of 21.4%.

     COST OF NET REVENUE. Cost of net revenue increased $28.0 million, or 27.9%, to $128.4 million for the three months ended December 31, 2000 from $100.4 million for the comparable period last year. These increases were primarily due to the volume increases in our infrastructure and communications business areas, as well as the higher cost of net revenue for acquired companies. As a percentage of net revenue, cost of net revenue for the three months ended December 31, 2000 was 76.8% compared to 77.7% for the comparable period last year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses, excluding amortization of intangibles, increased $6.0 million, or 47.8%, to $18.6 million for the three months ended December 31, 2000 from $12.6 million for the comparable period last year. As a percent of net revenue, SG&A expenses, excluding amortization of intangibles, increased to 11.1% for the three months ended December 31, 2000 from 9.7% for the comparable period last year. For the three months ended December 31, 2000, amortization of intangibles increased $0.5 million, or 37.9%, to $2.0 million from $1.5 million for the comparable period last year. Amortization expense relating to acquisitions remained at 1.2% of net revenue for the three months ended December 31, 2000. The increase in expenses for the quarter was primarily related to the automation of our corporate business systems and processes, business development activities, timing of professional services expenses, as well as higher administration costs associated with acquired companies. However, we believe that the growth in our SG&A expenses are principally a reflection of the growth of our business as indicated by the percentage of net revenue figures.

     NET INTEREST EXPENSE. For the three months ended December 31, 2000, net interest expense increased $0.8 million, or 62.4%, to $2.0 million from $1.2 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit for acquisitions and working capital needs.

     INCOME TAX EXPENSE. Income tax expense increased $0.8 million, or 14.2%, to $6.8 million for the three months ended December 31, 2000 from $5.9 million for the comparable period last year. Our current effective tax rate is 42.0% compared to 44.0% in the comparable period last year. This decrease is primarily attributable to estimated tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our working capital was $167.1 million, an increase of $12.8 million from October 1, 2000, of which cash and cash equivalents totaled $7.8 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $150.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of December 31, 2000, borrowings and standby letters of credit on the Facility totaled $117.0 million and $1.5 million, respectively.

     In the three months ended December 31, 2000, cash provided by operating activities was $2.0 million compared to cash used in operating activities of $12.8 million for the comparable period last year. This change is primarily attributable to the timing of payments for liabilities. For the three months ended December 31, 2000, cash used in investing activities was $6.0 million compared to $5.3 million for the comparable period last year. The increase was primarily due to increases in capital expenditures in the communications business area. For the three months ended December 31, 2000, cash provided by financing activities was $4.3 million compared to $18.5 million for the comparable period last year. This decrease was primarily attributable to the decrease of net borrowings as a result of the increase in cash provided by operating activities.

     We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 2001.

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

RECENTLY ISSUED FINANCIAL STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements required derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. These Statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted these Statements in the first quarter of fiscal year 2001 and the adoption of SFAS No. 133 and SFAS No. 138 has had no material impact on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, ACCOUNTING CHANGES. SAB No. 101, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. We will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. We believe our existing revenue recognition policies and procedures are in compliance with SAB No. 101, and that the adoption of SAB No. 101 will have no material impact on our results of operations or financial position.

MARKET RISKS

     We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $26.0 million of our outstanding indebtedness in the next twelve months. Assuming we repay $26.0 million ratably during the next twelve months, and our average interest rate increases or decreases by one percentage point, our interest expense could increase or decrease by approximately $1.0 million during the next twelve months. However, there can be no assurance that we will, or will be able to repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

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

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY THAT COULD ADVERSELY IMPACT OUR BUSINESS AND OPERATING RESULTS

     A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2000, we purchased nine companies in eight separate transactions. During the three months ended December 31, 2000, we purchased one company. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

     Agencies of the Federal government are among our most significant clients. During the three months ended December 31, 2000, approximately 24.7% of our net revenue was derived from Federal agencies of which 13.4% was derived from the Department of Defense (DOD), 7.9% from the Environmental Protection Agency
(EPA), 1.4% from the Department of Energy (DOE) and 2.0% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

     We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During the three months ended December 31, 2000, approximately 46.9% of our revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

OUR INABILITY TO FIND QUALIFIED SUBCONTRACTORS COULD ADVERSELY AFFECT THE QUALITY OF OUR SERVICE AND OUR ABILITY TO PERFORM UNDER CERTAIN CONTRACTS

     Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the three months ended December 31 2000, subcontractor costs comprised 27.1% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

     We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. We believe that our insurance policies are adequate for our business operations. Professional liability policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. Should we terminate our professional liability policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability do to various exclusions and retentions. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS SUCH AS FOREIGN CURRENCY FLUCTUATIONS

     In the three months ended December 31, 2000, approximately 4.1% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

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

       10.26 Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto
              (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended
              October 1, 2000).

(b)  REPORTS ON FORM 8-K

     On December 13, 2000, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The item reported in the Form 8-K was Item 5 (Other Events), which related to the change in our ticker symbol from "WATR" to "TTEK". We did not file any financial statements in connection with this Form 8-K. The date of the Form 8-K was December 13, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: February 14, 2001          TETRA TECH, INC.



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



                                       By: /s/ James M. Jaska
                                           -------------------------------------
                                           James M. Jaska
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)