Form 10-Q
period 2001-04-01
TETRA TECH INC
filed 2001-05-16
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4148514 (I.R.S. Employer Identification number)
670 N. Rosemead Boulevard, Pasadena, California 91107 (Address of principal executive offices)

(626) 351-4664
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 11, 2001, the total number of outstanding shares of the Registrant's common stock was 40,656,537.

TETRA TECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	April 1, 2001	October 1, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,411	$7,557
Accounts receivable—net	152,449	153,527
Unbilled receivables—net	125,209	122,102
Prepaid expenses and other current assets	18,904	11,203
Deferred income taxes	2,551	2,551

Total Current Assets	311,524	296,940

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	65,210	59,361
Leasehold improvements	5,299	4,182

Total	70,509	63,543
Accumulated depreciation and amortization	(32,988)	(28,331)

PROPERTY AND EQUIPMENT—NET	37,521	35,212

INTANGIBLE ASSETS—NET	210,157	190,452
OTHER ASSETS	4,162	3,434

TOTAL ASSETS	$563,364	$526,038

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,495	$50,304
Accrued compensation	25,166	25,705
Billings in excess of costs on uncompleted contracts	10,842	15,947
Other current liabilities	17,315	17,523
Current portion of long-term obligations	28,000	26,000
Income taxes payable	7,472	7,120

Total Current Liabilities	129,290	142,599

LONG-TERM OBLIGATIONS	102,242	85,532

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at April 1, 2001 and October 1, 2000	—	—
Exchangeable stock of a subsidiary	13,804	13,887
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 40,579,267 and 39,830,633 shares at April 1, 2001 and October 1, 2000, respectively	406	398
Additional paid-in capital	164,838	150,391
Accumulated other comprehensive loss	(1,195)	(844)
Retained earnings	153,979	134,075

TOTAL STOCKHOLDERS' EQUITY	331,832	297,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$563,364	$526,038

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	April 1, 2001	April 2, 2000	April 1, 2001	April 2, 2000
Gross Revenue	$234,315	$177,581	$463,645	$347,822
Subcontractor costs	54,657	38,735	116,849	79,805

Net Revenue	179,658	138,846	346,796	268,017
Cost of Net Revenue	138,254	109,562	266,659	209,979

Gross Profit	41,404	29,284	80,137	58,038
Selling, General and Administrative Expenses	18,868	11,999	37,427	24,551
Amortization of Intangibles	2,175	1,305	4,199	2,773

Income from Operations	20,361	15,980	38,511	30,714
Interest Expense	2,308	1,507	4,463	2,791
Interest Income	108	34	269	89

Income Before Income Tax Expense	18,161	14,507	34,317	28,012
Income Tax Expense	7,627	6,383	14,413	12,325

Net Income	$10,534	$8,124	$19,904	$15,687

Basic Earnings Per Share	$0.26	$0.21	$0.50	$0.41

Diluted Earnings Per Share	$0.25	$0.20	$0.46	$0.38

Weighted Average Common Shares Outstanding:
Basic	40,363	38,550	40,189	38,501

Diluted	42,804	41,140	42,944	40,779

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
In thousands	April 1, 2001	April 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,904	$15,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,956	7,377
Provision for losses on receivables	1,434	(959)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,250	(11,158)
Unbilled receivables	1,240	(6,489)
Prepaid expenses and other assets	(7,431)	(4,555)
Accounts payable	(12,074)	(7,573)
Accrued compensation	(2,405)	496
Billings in excess of costs on uncompleted contracts	(5,418)	(181)
Other current liabilities	(1,191)	(1,096)
Income taxes payable	(562)	(7,392)

Net Cash Provided By (Used In) Operating Activities	4,651	(15,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(7,015)
Payments for business acquisitions, net of cash acquired	(11,372)	(2,089)

Net Cash Used In Investing Activities	(15,811)	(9,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(39,216)	(28,196)
Proceeds from issuance of long-term obligations	53,500	63,000
Net proceeds from issuance of common stock	2,081	1,671

Net Cash Provided By Financing Activities	16,365	36,475

EFFECT OF RATE CHANGES ON CASH	(351)	926

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,854	12,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,557	8,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,411	$20,643

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,240	$2,527
Income taxes	$14,061	$19,718

See accompanying Notes to Condensed Consolidated Financial Statements.
(Continued)

	Six Months Ended
In thousands	April 1, 2001	April 2, 2000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
ACTIVITIES:
In March 2001, the Company purchased all of the capital stock of Williams, Hatfield & Stoner, Inc. (WHS). In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$10,725
Cash paid	(6,234)
Issuance of common stock	(2,500)
Other acquisition costs	(50)

Liabilities assumed	$1,941

In March 2001, the Company purchased all of the capital stock of Wahco Construction, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$4,567
Cash paid	(400)
Issuance of common stock	(950)
Purchase price payable	(200)
Other acquisition costs	(65)

Liabilities assumed	$2,952

In December 2000, the Company purchased all of the capital stock of Rocky Mountain Consultants, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$22,112
Cash paid	(6,524)
Issuance of common stock	(8,700)
Other acquisition costs	(70)

Liabilities assumed	$6,818

In March 2000, concurrent with Tetra Tech Engineers, P.C.'s acquisition of certain assets of Edward A. Sears Associates, the Company's s subsidiary, Cosentini Associates, Inc., acquired certain non-licensed assets of Edward A. Sears Associates from Tetra Tech Engineers, P.C. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$505
Cash paid		(350)
Other acquisition costs		(80)

Liabilities assumed		$75

In October 1999, the Company purchased all of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. In conjunction with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired		$2,606
Cash paid		(1,513)
Other acquisition costs		(80)

Liabilities assumed		$1,013

See accompanying Notes to Condensed Consolidated Financial Statements.
(Concluded)

TETRA TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying condensed consolidated balance sheet as of April 1, 2001, the condensed consolidated statements of income for the three-month and six-month periods ended April 1, 2001 and April 2, 2000 and the condensed consolidated statements of cash flows for the six months ended April 1, 2001 and April 2, 2000 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

    The results of operations for the three and six months ended April 1, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

2.  Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements required derivatives to be measured at fair value and to be recorded as assets or liabilities on the balance sheet. The accounting for gains or losses resulting from changes in the fair values of those derivatives would be dependent upon the use of the derivative and whether it qualifies for hedge accounting. These Statements became effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted these Statements in the first quarter of fiscal year 2001 and the adoption of SFAS No. 133 and SFAS No. 138 has had no material impact on the Company's results of operations or financial position.

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

	Three Months Ended		Six Months Ended
	Apr. 1, 2001	Apr. 2, 2000	Apr. 1, 2001	Apr. 2, 2000
Numerator—
Net income	$10,534,000	$8,124,000	$19,904,000	$15,687,000

Denominator—
Denominator for basic earnings per share—
weighted average shares	40,363,000	38,550,000	40,189,000	38,501,000
Effect of dilutive securities:
Stock options	1,428,000	1,606,000	1,740,000	1,294,000
Exchangeable stock of a subsidiary	1,013,000	984,000	1,015,000	984,000

Dilutive potential common shares	2,441,000	2,590,000	2,755,000	2,278,000

Denominator for diluted earnings per share—
adjusted weighted average shares and assumed conversions	42,804,000	41,140,000	42,944,000	40,779,000

Basic earnings per share	$0.26	$0.21	$0.50	$0.41

Diluted earnings per share	$0.25	$0.20	$0.46	$0.38

4.  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $12.4 million and $7.6 million at April 1, 2001 and October 1, 2001, respectively.

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

    On December 21, 2000, the Company acquired 100% of the capital stock of Rocky Mountain Consultants, Inc. (RMC), a provider of water-related engineering and facility development services to state and local governments and private clients primarily in the western and midwestern United States. The purchase was valued at approximately $15.3 million and consisted of cash and 296,667 shares of Company common stock.

    On March 2, 2001, the Company acquired 100% of the capital stock of Wahco Construction, Inc. (WCI), a provider of network and field services to the utility and communications industry primarily in the northwestern United States. The purchase was valued at approximately $1.6 million and consisted of cash and 51,982 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WCI's net asset value as of March 2, 2001.

    On March 29, 2001, the Company acquired 100% of the capital stock of Williams, Hatfield & Stoner, Inc. (WHS), a provider of civil engineering, planning and environmental services primarily in the southeastern United States. The purchase was valued at approximately $8.8 million and consisted of cash and 127,547 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WHS's net asset value as of March 29, 2001.

    All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets—Net in the accompanying condensed consolidated balance sheets. Prior to fiscal 2001, the Company valued stock exchanged in acquisitions based on extended restriction periods, high volatility in the trading price of the Company's common stock and other economic factors specific to the Company's circumstances at the time of acquisition. During the first three quarters of fiscal 2000, stock exchanged in acquisitions was discounted by 15%. During fiscal 2001, the stock exchanged in acquisitions was not discounted. The results of operations of each of the companies acquired have been included in the Company's financial statements from the effective acquisition dates.

6.  Accounts Receivable

    Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of April 1, 2001 and October 1, 2000 was $6.5 million and $5.5 million, respectively. The allowance for disallowed costs as of both April 1, 2001 and October 1, 2000 was $1.6 million. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7.  Unaudited Pro Forma Operating Results

    The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired EWS, FHC, RAI and RMC on October 4, 1999. The effect of unaudited pro forma results of LCI, ENG, ESA, DCI, BTL, WCI and WHS, had they been acquired on October 4, 1999 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 4, 1999.

	Pro Forma Six Months Ended
	April 1, 2001	April 2, 2000
Gross revenue	$465,515,000	$380,225,000
Income from operations	38,834,000	33,323,000
Net income	20,044,000	16,159,000
Basic earnings per share	$0.50	$0.42
Diluted earnings per share	$0.47	$0.39
Weighted average shares outstanding:
Basic	40,239,000	38,938,000
Diluted	42,994,000	41,216,000

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

    The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
Three months ended April 1, 2001
Gross Revenue	$99,641	$75,646	$68,428	$243,715
Net Revenue	68,440	63,307	46,576	178,323
Income from Operations	7,877	8,238	6,373	22,488
Depreciation Expense	390	810	663	1,863
	Resource Management	Infrastructure	Communications	Total
Six months ended April 1, 2001
Gross Revenue	$191,616	$146,951	$143,160	$481,727
Net Revenue	130,192	118,990	95,163	344,345
Income from Operations	14,592	13,812	13,962	42,366
Depreciation Expense	806	1,960	1,772	4,538
	Resource Management	Infrastructure	Communications	Total
Three months ended April 2, 2000
Gross Revenue	$89,521	$54,152	$38,074	$181,747
Net Revenue	60,456	44,418	31,364	136,238
Income from Operations	6,896	4,514	5,720	17,130
Depreciation Expense	631	1,015	744	2,390
	Resource Management	Infrastructure	Communications	Total
Six months ended April 2, 2000
Gross Revenue	$173,906	$106,549	$75,380	$355,835
Net Revenue	116,578	86,005	61,121	263,704
Income from Operations	13,958	9,434	10,251	33,643
Depreciation Expense	1,198	1,940	1,348	4,486

Reconciliations:

	Three Months Ended
	April 1, 2001	April 2, 2000
Gross Revenue
Gross revenue from reportable segments	$243,715	$181,747
Elimination of inter-segment revenue	(10,735)	(6,774)
Other revenue	1,335	2,608

Total consolidated gross revenue	$234,315	$177,581

Net Revenue
Net revenue from reportable segments	$178,323	$136,238
Other revenue	1,335	2,608

Total consolidated net revenue	$179,658	$138,846

Income from Operations
Income from operations of reportable segments	$22,488	$17,130
Other income	48	155
Amortization of intangibles	(2,175)	(1,305)

Total consolidated income from operations	$20,361	$15,980

	Six Months Ended
	April 1, 2001	April 2, 2000
Gross Revenue
Gross revenue from reportable segments	$481,727	$355,835
Elimination of inter-segment revenue	(20,533)	(12,325)
Other revenue	2,451	4,312

Total consolidated gross revenue	$463,645	$347,822

Net Revenue
Net revenue from reportable segments	$344,345	$263,704
Other revenue	2,451	4,313

Total consolidated net revenue	$346,796	$268,017

Income from Operations
Income from operations of reportable segments	$42,366	$33,643
Other income/(loss)	344	(156)
Amortization of intangibles	(4,199)	(2,773)

Total consolidated income from operations	$38,511	$30,714

Major Clients

    The Company's net revenue attributable to the U.S. government was approximately $44.4 million and $41.9 million for the three months ended April 1, 2001 and April 2, 2000, respectively. Net revenue attributable to the U.S. government was approximately $85.6 million and $81.0 million for the six months ended April 1, 2001 and April 2, 2000, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

9.  Comprehensive Income

    Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $10.2 million and $8.6 million for the three months ended April 1, 2001 and April 2, 2000, respectively. For the six months ended April 1, 2001 and April 2, 2000, comprehensive income was $19.5 million and $16.6 million, respectively. For the three and six months ended April 1, 2001, the Company realized net translation losses of $0.3 million and $0.4 million, respectively. For the three and six months ended April 2, 2000, the Company incurred net translation losses of $0.5 million and $0.9 million, respectively.

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

    We derive our revenue from fees from professional services. Our services are billed under various types of contracts with our clients, including:

  •
  Fixed-price;
  •
  Fixed-rate time and materials;
  •
  Cost-reimbursement plus fixed fee; and
  •
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

    We provide our services to a diverse base of Federal, state and local government agencies, and private sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
Client Sector	April 1, 2001	April 2, 2000	April 1, 2001	April 2, 2000
Federal government	24.7%	30.2%	24.7%	30.3%
State & local government	18.3	16.8	16.9	16.8
Private sector	53.5	50.5	54.6	50.3
International	3.5	2.5	3.8	2.6

    We manage our business in three operating segments, Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
Operating Segment	April 1, 2001	April 2, 2000	April 1, 2001	April 2, 2000
Resource Management	38.1%	43.5%	37.5%	43.5%
Infrastructure	35.2	32.0	34.3	32.1
Communications	25.9	22.6	27.4	22.8
Other revenue	0.8	1.9	0.8	1.6

Recent Acquisitions

    As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the second quarter of fiscal 2001, we made the following acquisitions:

    Wahco Construction, Inc.—In March 2001, we acquired Wahco Construction, Inc. (WCI). The purchase was valued at approximately $1.6 million. WCI, a Washington-based field services firm, provides network and field services to utility and communications companies primarily in the northwestern United States.

    Williams, Hatfield & Stoner, Inc.—In March 2001, we acquired Williams, Hatfield & Stoner, Inc. (WHS). The purchase was valued at approximately $8.8 million. WHS, a Florida-based engineering services firm, provides civil engineering, planning and environmental services to state and local governments and private clients primarily in the southeastern United States.

Results of Operations

    The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

	% Relationship to Net Revenue Three Months Ended		% Relationship to Net Revenue Six Months Ended
	Apr. 1, 2001	Apr. 2, 2000	Apr. 1, 2000	Apr. 2, 2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	77.0	78.9	76.9	78.3

Gross profit	23.0	21.1	23.1	21.7
Selling, general and administrative expenses	11.7	9.6	12.0	10.2

Income from operations	11.3	11.5	11.1	11.5
Net interest expense	1.2	1.1	1.2	1.0

Income before income tax expense	10.1	10.4	9.9	10.5
Income tax expense	4.2	4.6	4.2	4.6

Net income	5.9%	5.9%	5.7%	5.9%

    Net Revenue.  Net revenue increased $40.8 million, or 29.4%, to $179.7 million for the three months ended April 1, 2001 from $138.8 million for the comparable period last year. For the six months ended April 1, 2001, net revenue increased $78.8 million, or 29.4%, to $346.8 million from $268.0 million for the comparable period last year. Included in net revenue for the six months ended April 2, 2000 was $0.76 million relating to the reversal of previously established allowances for disallowed costs. This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently recovered and therefore included as revenue. Excluding this amount, net revenue increased 29.5%. All sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal government sector due to growth in revenue from private sector clients and revenue associated with acquired companies. We segregate from our total revenue, revenue from companies acquired during the current fiscal year as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. For the three months ended April 1, 2001, net revenue provided by companies acquired in the six months ended April 1, 2001 totaled $6.9 million. Excluding this net revenue, we realized 24.4% growth in our net revenue. For the six months ended April 1, 2001, net revenue provided by companies acquired in the six months ended April 1, 2001 totaled $10.1 million. Excluding this net revenue, we realized 26.0% growth in our net revenue. Acquisitive net revenue for the three months ended April 1, 2001 totaled $22.9 million. Excluding this net revenue, we realized a 12.9% organic growth in our net revenue. Acquisitive net revenue for the six months ended April 1, 2001 totaled $41.9 million. Excluding this net revenue and the net revenue provided by the reserve reversal in the prior year, we realized a 14.1% organic growth in our net revenue.

    Gross revenue increased $56.7 million, or 31.9%, to $234.3 million for the three months ended April 1, 2001 from $177.6 million for the comparable period last year. For the six months ended April 1, 2001, gross revenue increased $115.8 million, or 33.3%, to $463.6 million from $347.8 million for the comparable period last year. For the three months ended April 1, 2001, gross revenue provided by companies acquired in the six months ended April 1, 2001 totaled $7.7 million. Excluding this revenue, we realized a 27.6% increase in our gross revenue. For the six months ended April 1, 2001, gross revenue provided by companies acquired in the six months ended April 1, 2001 totaled $11.4 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior year, we realized a 30.5% increase in our gross revenue. For the three months ended April 1, 2001, acquisitive gross revenue totaled $26.9 million. Excluding this gross revenue, we realized a 16.8% increase in our gross revenue. For the six months ended April 1, 2001, acquisitive gross revenue totaled $50.4 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior period, we realized a 19.1% organic growth in our gross revenue.

    Cost of Net Revenue.  Cost of net revenue increased $28.7 million, or 26.2%, to $138.3 million for the three months ended April 1, 2001 from $109.6 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended April 1, 2001 was 77.0% compared to 78.9% for the comparable period last year. For the six months ended April 1, 2001, cost of net revenue increased $56.7 million, or 27.0%, to $266.7 million from $210.0 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the six months ended April 1, 2001 was 76.9% compared to 78.3% for the comparable period last year. The increase in cost of net revenue was primarily due to volume increases in all business areas, including increases due to acquired companies. Cost of net revenue decreased as a percentage of net revenue primarily due to the reduction of indirect costs from the comparable period last year whereby indirect costs of acquired companies were higher.

    Selling, General and Administrative Expenses.  SG&A expenses increased $7.7 million, or 58.2%, to $21.0 million for the three months ended April 1, 2001 from $13.3 million for the comparable period last year. As a percentage of net revenue, SG&A expenses increased to 11.7% for the three months ended April 1, 2001 from 9.6% for the comparable period last year. For the six months ended April 1, 2001, SG&A expenses increased $14.3 million, or 52.3%, to $41.6 million from $27.3 million for the comparable period last year. As a percentage of net revenue, SG&A expenses increased to 12.0% for the six months ended April 1, 2001 from 10.2% for the comparable period last year. These increases were primarily attributable to increased SG&A at operating levels, as well as continued automation of our corporate business systems and processes, business development activities and timing of professional services expenses. Amortization expense relating to acquisitions increased to 1.2% of net revenue for the three months and six months ended April 1, 2001 compared to 0.9% and 1.0% for both the three months and six months ended April 2, 2000.

    Net Interest Expense.  Net interest expense increased $0.7 million, or 49.4% to $2.2 million for the three months ended April 1, 2001. For the six months ended April 1, 2001, net interest expense increased $1.5 million, or 55.2%, to $4.2 million from $2.7 million for the comparable period last year. These increases were primarily attributable to borrowings on our line of credit to facilitate acquisitions and to fund working capital needs.

    Income Tax Expense.  Income tax expense increased $1.2 million, or 19.5%, to $7.6 million for the three months ended April 1, 2001 from $6.4 million for the comparable period last year. For the six months ended April 1, 2001, income tax expense increased $2.1 million, or 16.9%, to $14.4 million from $12.3 million for the comparable period last year. Our current estimated effective tax rate is 42.0% compared to 44.0% in the comparable period last year. The decrease is primarily attributable to estimated tax credits.

Liquidity and Capital Resources

    As of April 1, 2001, our working capital was $182.2 million, an increase of $27.9 million from October 1, 2000, of which cash and cash equivalents totaled $12.4 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $150.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of April 1, 2001, borrowings and standby letters of credit on this facility totaled $128.5 million and $1.1 million, respectively.

    In the six months ended April 1, 2001, we generated $4.7 million from operating activities compared to the usage of $15.8 million in the comparable period last year. This increase was in part attributable to our collection of accounts receivable and a reduction in the amount of payments made to former shareholders of acquired companies for accounts receivable not acquired in the purchase transactions. In the six months ended April 1, 2001, cash used in investing activities was $15.8 million compared to $9.1 million for the comparable period last year. This increase primarily was the result of cash used for business acquisitions. In the six months ended April 1, 2001, cash provided by financing activities was $16.4 million compared to $36.5 million for the comparable period last year. This change was attributable to lower borrowings on our credit facility.

    We are currently seeking to augment our credit facility with a private placement of senior secured notes. We expect this transaction to be completed by June 2001. We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement and proceeds from our senior secured notes will be sufficient to meet our capital requirements through the end of fiscal 2001.

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

Recently Issued Financial Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board of Opinion No. 20, Accounting Changes. SAB No. 101, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. We will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. We believe our existing revenue recognition policies and procedures are in compliance with SAB No. 101, and that the adoption of SAB No. 101 will have no material impact on our results of operations or financial position.

Market Risks

    We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $28.0 million of our outstanding indebtedness in the next 12 months. Assuming we repay $28.0 million ratably during the next twelve months, and our average interest rate increases or decreases by one percentage point, our interest expense could increase or decrease by $1.1 million during the next twelve months. However, there can be no assurance that we will, or will be able to repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

    A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2000, we purchased nine companies in eight separate transactions. During the six months ended April 1, 2001, we purchased three companies in three transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

  •
  We may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

  •
  We compete with others to acquire companies. Competition may increase and may result in decreased availability of or increased price for suitable acquisition candidates;

  •
  We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

  •
  We may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company;

  •
  We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures;

  •
  These acquired companies may not perform as we expect;

  •
  We may find it difficult to provide a consistent quality of service across our geographically diverse operations; and

  •
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

  •
  The seasonality of the spending cycle of our public sector clients and the spending patterns of our private sector clients;

  •
  Employee hiring and utilization rates;

  •
  The number and significance of client engagements commenced and completed during a quarter;

  •
  Delays incurred in connection with an engagement;

  •
  The ability of our clients to terminate engagements without penalties;

  •
  The size and scope of engagements;

  •
  The timing of expenses incurred for corporate initiatives;

  •
  The timing and size of the return on investment capital; and

  •
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

The value of our common stock could continue to be volatile

    The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

  •
  Quarter to quarter variations in our operating results;

  •
  Changes in environmental legislation;

  •
  Changes in investors' and analysts' perception of the business risks and conditions of our business;

  •
  Broader market fluctuations; and

  •
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

Our revenues from agencies of the Federal government are concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

    Agencies of the Federal government are among our most significant clients. During the six months ended April 1, 2001, approximately 24.7% of our net revenue was derived from Federal agencies of which 13.0% was derived from the Department of Defense (DOD), 8.4% from the Environmental Protection Agency (EPA), 1.3% from the Department of Energy (DOE) and 2.0% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

    We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During the six months ended April 1, 2001, approximately 46.3% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

    Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the six months ended April 1, 2001, subcontractor costs comprised 25.2% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our international operations expose us to risks such as foreign currency fluctuations

    In the six months ended April 1, 2001, approximately 3.8% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We have entered into forward exchange contracts to address foreign currency fluctuations.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

    On March 2, 2001, we acquired 100% of the capital stock of Wahco Construction, Inc., a Washington corporation ("WCI"). In connection with this transaction, we issued an aggregate of 5,982 shares of our common stock, $.01 par value ("Common Stock") to the former shareholders of WCI. For purposes of this transaction, each share of Common Stock was valued at $18.28. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

    On March 29, 2001, we acquired 100% of the capital stock of Williams, Hatfield & Stoner, Inc., a Florida corporation ("WHS"). In connection with this transaction, we issued an aggregate of 127,547 shares of Common Stock to the former shareholders of WHS. For purposes of this transaction, each share of Common Stock was valued at $19.60. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On February 22, 2001, we held our annual meeting of stockholders for the following purposes:

      (1) To elect five directors to our Board of Directors;

      (2) To amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 85,000,000; and

      (3) To adopt our 2001 Stock Plan.

    The votes cast in connection with such matters are as follows:

    Election of Directors:

Director	For	Withhold Authority	Abstentions	Broker Non-Votes

Li-San Hwang	31,981,273	410,479	0	0
Daniel A. Whalen	31,980,275	411,477	0	0
J. Christopher Lewis	31,972,750	419,002	0	0
Patrick C. Haden	31,981,231	410,521	0	0
James J. Shelton	31,931,194	460,558	0	0

    Amendment of Certificate of Incorporation:

For	Against	Abstentions	Broker Non-Votes

30,004,416	2,369,843	17,293	0

    Adoption of 2001 Stock Plan:

For	Against	Abstentions	Broker Non-Votes

1,299,595	17,089,220	71,859	3,931,078

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2	Bylaws of the Company as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company.
10.1	Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).
10.2	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.3	Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.4	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.5	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.6	Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.7	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.8	Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.9	1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.10	Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.11	Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.12	Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.13	Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).
10.14	Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).
10.15	Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).
10.16	Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
10.17	Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999).
10.18	Registration Rights Agreement dated as of May 7, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.19	Registration Rights Agreement dated as of May 21, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.20	Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.21	Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999).
10.22	Registration Rights Agreement dated as of March 31, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

10.23	Registration Rights Agreement dated as of May 3, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.24	Registration Rights Agreement dated as of May 17, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.25	Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.25	Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000).
10.26	Registration Rights Agreement dated as of March 2, 2001 among the Company and the parties listed on Schedule A attached thereto.
10.27	Registration Rights Agreement dated as of March 30, 2001 among the Company and the parties listed on Schedule A attached thereto.
  (b)
  Reports on Form 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA TECH, INC.

Dated: May 16, 2001	By:	/s/ LI-SAN HWANG Li-San Hwang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JAMES M. JASKA James M. Jaska Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

TETRA TECH, INC. INDEX
PART I. FINANCIAL INFORMATION
Tetra Tech, Inc. Condensed Consolidated Balance Sheets
Tetra Tech, Inc. Condensed Consolidated Statements of Income (Unaudited)
Tetra Tech, Inc. Condensed Consolidated Statements of Cash Flow (Unaudited)
TETRA TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES