Form 10-Q/A
period 2001-04-01
TETRA TECH INC
filed 2001-05-18
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

    The undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, as set forth below:

PART I. FINANCIAL INFORMATION
Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

Item 1.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
In thousands	April 1, 2001	April 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,904	$15,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,956	7,377
Provision for losses on receivables	1,434	(959)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,250	(11,158)
Unbilled receivables	1,240	(6,489)
Prepaid expenses and other assets	(7,431)	(4,555)
Accounts payable	(12,074)	(7,573)
Accrued compensation	(2,405)	496
Billings in excess of costs on uncompleted contracts	(5,418)	(181)
Other current liabilities	(2,243)	(1,096)
Income taxes payable	(562)	(7,392)

Net Cash Provided By (Used In) Operating Activities	4,651	(15,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,439)	(7,015)
Payments for business acquisitions, net of cash acquired	(11,372)	(2,089)

Net Cash Used In Investing Activities	(15,811)	(9,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(39,216)	(28,196)
Proceeds from issuance of long-term obligations	53,500	63,000
Net proceeds from issuance of common stock	2,081	1,671

Net Cash Provided By Financing Activities	16,365	36,475

EFFECT OF RATE CHANGES ON CASH	(351)	926

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,854	12,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,557	8,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,411	$20,643

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,240	$2,527
Income taxes	$14,061	$19,718

See accompanying Notes to Condensed Consolidated Financial Statements.
(Continued)

	Six Months Ended
In thousands	April 1, 2001	April 2, 2000
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

TETRA TECH, INC.

Dated: May 18, 2001	By:	/s/ JAMES M. JASKA James M. Jaska Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION Tetra Tech, Inc. Condensed Consolidated Balance Sheets
Tetra Tech, Inc. Condensed Consolidated Statements of Income (Unaudited)
Tetra Tech, Inc. Condensed Consolidated Statements of Cash Flow (Unaudited)
TETRA TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES