Form 10-Q/A
period 2001-04-01
TETRA TECH INC
filed 2001-05-23
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

    The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, as set forth below:

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

4.  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $12.4 million and $7.6 million at April 1, 2001 and October 1, 2000, respectively.

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

9.  Comprehensive Income

    Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $10.2 million and $8.6 million for the three months ended April 1, 2001 and April 2, 2000, respectively. For the six months ended April 1, 2001 and April 2, 2000, comprehensive income was $19.5 million and $16.6 million, respectively. For the three and six months ended April 1, 2001, the Company realized net translation losses of $0.3 million and $0.4 million, respectively. For the three and six months ended April 2, 2000, the Company incurred net translation gains of $0.5 million and $0.9 million, respectively.

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

    Net Revenue.  Net revenue increased $40.8 million, or 29.4%, to $179.7 million for the three months ended April 1, 2001 from $138.8 million for the comparable period last year. For the six months ended April 1, 2001, net revenue increased $78.8 million, or 29.4%, to $346.8 million from $268.0 million for the comparable period last year. Included in net revenue for the six months ended April 2, 2000 was $0.76 million relating to the reversal of previously established allowances for disallowed costs. This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently recovered and therefore included as revenue. Excluding this amount, net revenue increased 29.8%. All sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, decreases were realized in the Federal government sector due to growth in revenue from private sector clients and revenue associated with acquired companies. We segregate from our total revenue, revenue from companies acquired during the current fiscal year as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. For the three months ended April 1, 2001, net revenue provided by companies acquired in the six months ended April 1, 2001 totaled $6.9 million. Excluding this net revenue, we realized 24.4% growth in our net revenue. For the six months ended April 1, 2001, net revenue provided by companies acquired in the six months ended April 1, 2001 totaled $10.1 million. Excluding this net revenue and the net revenue provided by the reserve reversal in the prior year, we realized 26.0% growth in our net revenue. Acquisitive net revenue for the three months ended April 1, 2001 totaled $22.9 million. Excluding this net revenue, we realized a 12.9% organic growth in our net revenue. Acquisitive net revenue for the six months ended April 1, 2001 totaled $41.9 million. Excluding this net revenue and the net revenue provided by the reserve reversal in the prior year, we realized a 14.1% organic growth in our net revenue.

    Gross revenue increased $56.7 million, or 31.9%, to $234.3 million for the three months ended April 1, 2001 from $177.6 million for the comparable period last year. For the six months ended April 1, 2001, gross revenue increased $115.8 million, or 33.3%, to $463.6 million from $347.8 million for the comparable period last year. For the three months ended April 1, 2001, gross revenue provided by companies acquired in the six months ended April 1, 2001 totaled $7.7 million. Excluding this revenue, we realized a 27.6% increase in our gross revenue. For the six months ended April 1, 2001, gross revenue provided by companies acquired in the six months ended April 1, 2001 totaled $11.4 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior year, we realized a 30.3% increase in our gross revenue. For the three months ended April 1, 2001, acquisitive gross revenue totaled $26.9 million. Excluding this gross revenue, we realized a 16.8% increase in our gross revenue. For the six months ended April 1, 2001, acquisitive gross revenue totaled $50.4 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior year, we realized a 19.1% organic growth in our gross revenue.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

    On March 2, 2001, we acquired 100% of the capital stock of Wahco Construction, Inc., a Washington corporation ("WCI"). In connection with this transaction, we issued an aggregate of 51,982 shares of our common stock, $.01 par value ("Common Stock") to the former shareholders of WCI. For purposes of this transaction, each share of Common Stock was valued at $18.28. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

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

      (2) To amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 85,000,000; and

      (3) To adopt our 2001 Stock Plan.

    The votes cast in connection with such matters are as follows:

    Election of Directors:

Director	For	Withhold Authority	Abstentions	Broker Non-Votes

Li-San Hwang	31,981,273	410,479	0	0
J. Christopher Lewis	31,980,275	411,477	0	0
Patrick C. Haden	31,972,750	419,002	0	0
James J. Shelton	31,981,231	410,521	0	0
Daniel A. Whalen	31,931,194	460,558	0	0

    Amendment of Certificate of Incorporation:

For	Against	Abstentions	Broker Non-Votes

30,004,616	2,369,843	17,293	0

    Adoption of 2001 Stock Plan:

For	Against	Abstentions	Broker Non-Votes

11,299,595	17,089,220	71,859	3,931,078

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2	Bylaws of the Company as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).
3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company.
10.1	Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).
10.2	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.3	Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.4	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.5	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.6	Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.7	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.8	Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.9	1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.10	Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.11	Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.12	Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.13	Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).
10.14	Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).
10.15	Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).
10.16	Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
10.17	Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999).
10.18	Registration Rights Agreement dated as of May 7, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.19	Registration Rights Agreement dated as of May 21, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.20	Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.21	Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999).
10.22	Registration Rights Agreement dated as of March 31, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

10.23	Registration Rights Agreement dated as of May 3, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.24	Registration Rights Agreement dated as of May 17, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.25	Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.26	Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000).
10.27	Registration Rights Agreement dated as of March 2, 2001 among the Company and the parties listed on Schedule A attached thereto.
10.28	Registration Rights Agreement dated as of March 30, 2001 among the Company and the parties listed on Schedule A attached thereto.
  (b)
  Reports on Form 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA TECH, INC.

Dated: May 23, 2001	By:	/s/ JAMES M. JASKA James M. Jaska Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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