Form 10-Q
period 2001-07-01
TETRA TECH INC
filed 2001-08-15
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2001, the total number of outstanding shares of the Registrant's common stock was 41,631,150.

TETRA TECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	July 1, 2001	October 1, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,504	$7,557
Accounts receivable—net	156,107	153,527
Unbilled receivables—net	119,482	117,870
Contract retentions	4,353	4,232
Prepaid expenses and other current assets	21,014	11,203
Current income taxes receivable	10,740	—
Deferred income taxes receivable	2,551	2,551

Total Current Assets	324,751	296,940

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	69,432	59,361
Leasehold improvements	5,854	4,182

Total	75,286	63,543
Accumulated depreciation and amortization	(35,223)	(28,331)

PROPERTY AND EQUIPMENT—NET	40,063	35,212

INTANGIBLE ASSETS—NET	244,051	190,452
OTHER ASSETS	4,022	3,434

TOTAL ASSETS	$612,887	$526,038

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,658	$50,304
Accrued compensation	31,774	25,705
Billings in excess of costs on uncompleted contracts	14,139	15,947
Other current liabilities	20,493	17,523
Current portion of long-term obligations	28,000	26,000
Income taxes payable	—	7,120

Total Current Liabilities	138,064	142,599

LONG-TERM OBLIGATIONS	123,447	85,532

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at July 1, 2001 and October 1, 2000	—	—
Exchangeable stock of a subsidiary	13,804	13,887
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 41,593,533 and 39,830,633 shares at July 1, 2001 and October 1, 2000, respectively	416	398
Additional paid-in capital	187,976	150,391
Accumulated other comprehensive loss	(970)	(844)
Retained earnings	150,150	134,075

TOTAL STOCKHOLDERS' EQUITY	351,376	297,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$612,887	$526,038

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share data	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Gross Revenue	$250,124	$203,795	$713,769	$551,617
Subcontractor costs	58,576	47,327	175,425	127,132

Net Revenue	191,548	156,468	538,344	424,485
Cost of Net Revenue	147,022	116,266	413,681	326,245

Gross Profit	44,526	40,202	124,663	98,240
Selling, General and Administrative Expenses	57,616	18,810	95,043	43,361
Amortization of Intangibles	2,430	1,719	6,629	4,492

(Loss)/Income from Operations	(15,520)	19,673	22,991	50,387
Interest Expense	2,440	2,077	6,903	4,868
Interest Income	162	119	431	209

(Loss)/Income Before Income Tax (Benefit)/Expense	(17,798)	17,715	16,519	45,728
Income Tax (Benefit)/Expense	(13,969)	7,795	444	20,120

Net (Loss)/Income	$(3,829)	$9,920	$16,075	$25,608

Basic (Loss)/Earnings Per Share	$(0.09)	$0.25	$0.40	$0.66

Diluted (Loss)/Earnings Per Share	$(0.09)	$0.24	$0.37	$0.62

Weighted Average Common Shares Outstanding:
Basic	40,987	39,287	40,455	38,768

Diluted	40,987	42,104	43,146	41,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In thousands	July 1, 2001	July 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,075	$25,608
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	13,621	11,287
Provision for losses on receivables	38,808	(1,074)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,144)	(25,728)
Unbilled receivables	7,924	(15,739)
Contract retentions	(121)	(1,135)
Prepaid expenses and other assets	(8,709)	(6,370)
Accounts payable	(16,402)	(3,607)
Accrued compensation	3,092	3,501
Billings in excess of costs on uncompleted contracts	(2,238)	1,326
Other current liabilities	(2,697)	(2,226)
Income taxes payable	(20,511)	(3,142)

Net Cash Provided By/(Used In) Operating Activities	4,698	(17,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,380)	(12,025)
Payments for business acquisitions, net of cash acquired	(36,627)	(28,387)

Net Cash Used In Investing Activities	(43,007)	(40,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(155,260)	(44,616)
Proceeds from issuance of long-term obligations	189,000	97,000
Net proceeds from issuance of common stock	7,642	6,357

Net Cash Provided By Financing Activities	41,382	58,741

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(126)	649

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,947	1,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,557	8,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,504	$9,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,320	$4,810
Income taxes	$21,182	$23,262

(Continued)

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In thousands	July 1, 2001	July 2, 2000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

In June 2001, the Company purchased all of the capital stock of Western Utility Contractors, Inc. and Western Utility Cable, Inc. In conjunction with these acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$20,325
Cash paid	(15,979)
Other acquisition costs	(70)

Liabilities assumed	$4,276

In June 2001, the Company purchased all of the capital stock of The Design Exchange Architects, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,557
Cash paid	(1,300)
Other acquisition costs	(50)

Liabilities assumed	$207

In June 2001, the Company purchased all of the capital stock of Commonwealth Technology, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$3,981
Cash paid	(1,095)
Issuance of common stock	(2,555)
Other acquisition costs	(50)

Liabilities assumed	$281

In May 2001, the Company purchased all of the capital stock of Maxim Technologies, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$17,961
Cash paid	(6,800)
Issuance of common stock	(6,800)
Other acquisition costs	(100)

Liabilities assumed	$4,261

In May 2001, the Company purchased all of the capital stock of Vertex Engineering Services, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$14,896
Cash paid	(2,000)
Issuance of common stock	(8,000)
Other acquisition costs	(50)

Liabilities assumed	$4,846

(Continued)

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In thousands	July 1, 2001	July 2, 2000
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

In June 2000, the Company purchased all of the capital stock of Drake Contractors, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$9,466
Cash paid		(4,923)
Contingent consideration		(1,000)
Other acquisition costs		(100)

Liabilities assumed		$3,443

In May 2000, the Company purchased all of the capital stock of Rizzo Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$17,588
Issuance of common stock		(1,785)
Cash paid		(8,400)
Other acquisition costs		(120)

Liabilities assumed		$7,283

(Continued)

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In thousands	July 1, 2001	July 2, 2000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
In May 2000, the Company purchased all of the capital stock of FHC, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$6,357
Issuance of common stock		(833)
Cash paid		(3,920)
Other acquisition costs		(100)

Liabilities assumed		$1,504

In May 2000, the Company purchased, through its majority-owned subsidiary, Tetra Tech Canada Ltd., all of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$1,521
Issuance of exchangeable stock		(647)
Cash paid		(762)
Other acquisition costs		(100)

Liabilities assumed		$12

In April 2000, the Company purchased all of the capital stock of eXpert Wireless Solutions, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$21,381
Issuance of common stock		(8,585)
Cash paid		(10,090)
Other acquisition costs		(100)

Liabilities assumed		$2,606

In March 2000, concurrent with Tetra Tech Engineers, P.C's acquisition of certain assets of Edward A. Sears Associates, the Company's subsidiary Cosentini Associates, Inc. acquired certain non-licensed assets of Edward A. Sears Associates from Tetra Tech Engineers, P.C. In conjunction with this acquisition, liabilities were assumed as follows:
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

See accompanying Notes to Condensed Consolidated Financial Statements.
 (Concluded)

TETRA TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying condensed consolidated balance sheet as of July 1, 2001, the condensed consolidated statements of income for the three-month and nine-month periods ended July 1, 2001 and July 2, 2000 and the condensed consolidated statements of cash flows for the nine months ended July 1, 2001 and July 2, 2000 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

    The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000.

    The results of operations for the three and nine months ended July 1, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2001.

2.  Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes. SAB No. 101, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB No. 101, and that the adoption of SAB No. 101 will have no material impact on the Company's results of operations or financial position.

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which supercedes APB Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. The Statement also changes the criteria to recognize intangible assets apart from goodwill. The requirements of this Statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is currently analyzing the impact of this Statement on future operations.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this Statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this Statement are effective for fiscal years beginning after December 15, 2001, although early adoption is permitted. The Company is currently analyzing the impact of this Statement has not yet determined if it will adopt this Statement prior to fiscal year 2003.

3.  Earnings Per Share

    Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted

EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one for one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Numerator—
Net (loss)/income	$(3,829,000)	$9,920,000	$16,075,000	$25,608,000
Denominator—
Denominator for basic earnings per share—weighted average shares	40,987,000	39,287,000	40,455,000	38,768,000
Effect of dilutive securities:
Stock options	—	1,811,000	1,676,000	1,462,000
Exchangeable stock of a subsidiary	—	1,006,000	1,015,000	991,000

Dilutive potential common shares	—	2,817,000	2,691,000	2,453,000

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	40,987,000	42,104,000	43,146,000	41,221,000

Basic (loss)/earnings per share	$(0.09)	$0.25	$0.40	$0.66

Diluted (loss)/earnings per share	$(0.09)	$0.24	$0.37	$0.62

4.  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $10.5 million and $7.6 million at July 1, 2001 and October 1, 2000, respectively.

5.  Mergers and Acquisitions

    On October 25, 1999, the Company acquired 100% of the capital stock of LC of Illinois, Inc. and HFC Technologies, Inc. (collectively, LCI), providers of engineering and network infrastructure services for cable television and fiber optic telephone networks including design, construction and maintenance capabilities for communications and information transport systems. The purchase was valued at approximately $1.6 million and consisted of cash.

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

    On April 3, 2000, the Company acquired 100% of the capital stock of eXpert Wireless Solutions, Inc. (EWS), a provider of radio-frequency engineering and consulting services to the wireless communications industry. The purchase was valued at approximately $18.8 million and consisted of cash (of which $500,000 was dependent on operational performance) and 407,877 shares of Company common stock. Additionally, concurrently with the acquisition, EWS distributed to its former shareholders accounts receivable valued at approximately $1.8 million.

    On May 3, 2000, the Company, through its majority-owned subsidiary, Tetra Tech Canada Ltd. (TTC), acquired 100% of the capital stock of 1261248 Ontario, Inc., which does business as Engineered Communications (ENG), a provider of engineering and network services for the wired communications industry in Ontario, Canada. The purchase was valued at approximately $1.5 million and consisted of cash and 33,606 shares of exchangeable stock of TTC.

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

    On June 16, 2000, the Company acquired 100% of the capital stock of Drake Contractors, Inc. (DCI), a provider of infrastructure installation and maintenance services primarily in Colorado. The purchase was valued at approximately $5.5 million and consisted of cash (of which $1.0 million was contingent on operational performance). Additionally, concurrent with the acquisition, DCI distributed to its former shareholders accounts receivable valued at approximately $2.1 million.

    On July 5, 2000, the Company, through TTC, acquired 100% of the capital stock of Wm. Bethlehem Trenching Ltd. (BTL), a provider of infrastructure installation and maintenance services primarily in Ontario, Canada. The purchase was valued at approximately $0.3 million and consisted of cash.

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

    On March 30, 2001, the Company acquired 100% of the capital stock of Williams, Hatfield & Stoner, Inc. (WHS), a provider of civil engineering, planning and environmental services primarily in the southeastern United States. The purchase was valued at approximately $8.8 million and consisted of cash and 127,547 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WHS's net asset value as of March 30, 2001.

    On May 21, 2001, the Company acquired 100% of the capital stock of Vertex Engineering Services, Inc. (VES), a provider environmental engineering, consulting and surety and insurance construction management services throughout the United States. The purchase was valued at approximately $10.0 million and consisted of cash and 299,534 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of VES's net asset value as of May 21, 2001.

    On May 25, 2001, the Company acquired 100% of the capital stock of Maxim Technologies, Inc. (MTI), a provider of environmental and engineering consulting services throughout the United States.

The purchase was valued at approximately $13.7 million and consisted of cash and 237,596 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of MTI's net asset value as of May 25, 2001.

    On June 1, 2001, the Company acquired certain assets of Commonwealth Technology, Inc. (CTI), a provider of environmental and infrastructure engineering and consulting services primarily in the southeastern United States. The purchase was valued at approximately $3.7 million and consisted of cash and 86,510 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of CTI's net asset value as of June 1, 2001.

    On June 27, 2001, the Company acquired 100% of the capital stock of The Design Exchange Architects, Inc. (DXA), a provider of architectural, planning and interior design services primarily in the eastern United States. The purchase was valued at approximately $1.4 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of DXA's net asset value as of June 27, 2001.

    On June 29, 2001, the Company acquired 100% of the capital stock of Western Utility Contractors, Inc. and Western Utility Cable, Inc. (collectively, WUC), providers of engineering, design and construction services primarily in the midwestern United States. The purchase was valued at approximately $16.0 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WUC's net asset value as of June 29, 2001.

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

6.  Accounts Receivable

    Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of July 1, 2001 and October 1, 2000 was $44.8 million and $5.5 million, respectively. The allowance for doubtful accounts at July 1, 2001 includes a reserve of $38.3 million for an account debtor that has filed for Chapter 11 protection under the U.S. Bankruptcy Code. The allowance for disallowed costs as of July 1, 2001 and October 1, 2000 was $1.1 million and $1.6 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables where collectibility is not assured. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7.  Unaudited Pro Forma Operating Results

    The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired EWS, FHC, RAI, RMC, VES, CTI and WUC on October 4, 1999. The effect of unaudited pro forma results of LCI, ENG, ESA, DCI, BTL, WCI, WHS, MTI and DXA had they been acquired on October 4, 1999 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 4, 1999.

	Pro Forma Nine Months Ended
	July 1, 2001	July 2, 2000
Gross revenue	$741,337,000	$616,394,000
Income from operations	24,914,000	55,363,000
Net income	16,777,000	26,804,000
Basic earnings per share	$0.41	$0.68
Diluted earnings per share	$0.39	$0.64
Weighted average shares outstanding:
Basic	40,730,000	39,582,000
Diluted	43,421,000	42,035,000

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

    The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
Three months ended July 1, 2001
Gross Revenue	$108,448	$80,858	$68,384	$257,690
Net Revenue	77,498	64,949	47,889	190,336
Income/(Loss) from Operations	9,261	8,493	(30,952)	(13,198)
Depreciation Expense	629	973	528	2,130

	Resource Management	Infrastructure	Communications	Total
Nine months ended July 1, 2001
Gross Revenue	$300,064	$227,809	$211,544	$739,417
Net Revenue	207,690	183,940	143,052	534,682
Income/(Loss) from Operations	23,853	22,305	(16,989)	29,169
Depreciation Expense	1,434	2,834	2,300	6,568

	Resource Management	Infrastructure	Communications	Total
Three months ended July 2, 2000
Gross Revenue	$91,000	$63,647	$54,824	$209,471
Net Revenue	62,227	50,955	41,469	154,651
Income from Operations	7,930	5,789	7,878	21,597
Depreciation Expense	517	839	776	2,132

	Resource Management	Infrastructure	Communications	Total
Nine months ended July 2, 2000
Gross Revenue	$264,906	$170,196	$130,204	$565,306
Net Revenue	178,805	136,961	102,591	418,357
Income from Operations	21,888	15,223	18,129	55,240
Depreciation Expense	1,715	2,779	2,123	6,617

Reconciliations:

	Three Months Ended
	July 1, 2001	July 2, 2000
Gross Revenue
Gross revenue from reportable segments	$257,690	$209,471
Elimination of inter-segment revenue	(8,778)	(7,493)
Other revenue	1,212	1,817

Total consolidated gross revenue	$250,124	$203,795

Net Revenue
Net revenue from reportable segments	$190,336	$154,651
Other revenue	1,212	1,817

Total consolidated net revenue	$191,548	$156,468

(Loss)/Income from Operations
(Loss)/Income from operations of reportable segments	$25,102	$21,597
Other income/(expense)	108	(205)
Amortization of intangibles	(2,430)	(1,719)

Total consolidated (loss)/income from operations	$(15,520)	$19,673

	Nine Months Ended
	July 1, 2001	July 2, 2000
Gross Revenue
Gross revenue from reportable segments	$739,417	$565,306
Elimination of inter-segment revenue	(29,310)	(19,817)
Other revenue	3,662	6,128

Total consolidated gross revenue	$713,769	$551,617

Net Revenue
Net revenue from reportable segments	$534,682	$418,357
Other revenue	3,662	6,128

Total consolidated net revenue	$538,344	$424,485

Income from Operations
Income from operations of reportable segments	$29,169	$55,240
Other income/(expense)	451	(361)
Amortization of intangibles	(6,629)	(4,492)

Total consolidated income from operations	$22,991	$50,387

Major Clients

    The Company's net revenue attributable to the U.S. government was approximately $49.2 million and $41.8 million for the three months ended July 1, 2001 and July 2, 2000, respectively. Net revenue attributable to the U.S. government was approximately $134.8 million and $122.9 million for the nine months ended July 1, 2001 and July 2, 2000, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

9.  Comprehensive Income

    Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive loss was $3.6 million and comprehensive income was $9.6 million for the three months ended July 1, 2001 and July 2, 2000, respectively. For the nine months ended July 1, 2001 and July 2, 2000, comprehensive income was $16.0 million and $26.3 million, respectively. For the three months ended July 1, 2001, the Company realized net translation gains of $0.2 million. For the nine months ended July 1, 2001, the Company incurred net translation losses of $0.1 million. For the three months ended July 2, 2000, the Company incurred net translation losses of $0.3 million. For the nine months ended July 2, 2000, the Company incurred net translation gains of $0.6 million.

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

    We provide our services to a diverse base of Federal, state and local government agencies, and private sector and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended		Nine Months Ended
Client Sector	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Federal government	25.6%	26.7%	25.0%	28.9%
State & local government	19.9	18.5	18.0	17.5
Private sector	51.3	51.7	53.4	50.8
International	3.2	3.1	3.6	2.8

    We manage our business in three operating segments, Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Three Months Ended		Nine Months Ended
Operating Segment	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Resource Management	40.6%	39.8%	38.6%	42.1%
Infrastructure	33.8	32.5	34.3	32.3
Communications	25.0	26.5	26.6	24.2
Other revenue	0.6	1.2	0.7	1.4

Recent Acquisitions

    As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the third quarter of fiscal 2001, we made the following acquisitions:

    Vertex Engineering Services, Inc.—In May 2001, we acquired Vertex Engineering Services, Inc. (VES). The purchase was valued at approximately $10.0 million. VES, a Massachusetts-based engineering services firm, provides environmental, engineering and consulting services with full general construction capabilities and specializes in surety and insurance construction management throughout the United States.

    Maxim Technologies, Inc.—In May 2001, we acquired Maxim Technologies, Inc. (MTI). The purchase was valued at approximately $13.7 million. MTI, a Texas-based professional consulting firm, provides engineering and environmental services to a variety of clients throughout the United States.

    Commonwealth Technology, Inc.—In June 2001, we acquired certain assets of Commonwealth Technology, Inc. (CTI). The purchase was valued at approximately $3.7 million. CTI, a Kentucky-based environmental and infrastructure engineering and consulting firm, provides civil, environmental and industrial engineering services to state and local governments and private clients primarily in the southeastern United States.

    Design Exchange Architects, Inc.—In June 2001, we acquired Design Exchange Architects, Inc. (DXA). The purchase was valued at approximately $1.4 million. DXA, a Delaware-based architectural firm, provides architectural, planning and interior design services to private clients throughout the eastern United States.

    Western Utility Contractors, Inc.—In June 2001, we acquired Western Utility Contractors, Inc. and Western Utility Cable, Inc. (collectively, WUC). The purchase was valued at approximately $16.0 million. WUC, an engineering, design and construction firm provides walkout, design and construction of coaxial and fiber-optic related infrastructure to private clients primarily in the midwestern United States.

Results of Operations

    Reflected in the results for the three and nine months ended July 1, 2001 is a special charge to provide for a reserve allowance for an account debtor that has filed for Chapter 11 protection under the U.S. Bankruptcy Code. The amount of this charge, on a pre-tax basis, is $38.3 million and is included in selling, general and administrative expenses. Based upon our current effective tax rate of 39%, this charge has an impact on our net income of $23.4 million. The results for the three and nine months ended July 1, 2001 also reflect the favorable impact on our net income of the realization of $7.0 million in tax credits relating to prior years. For comparability purposes, the following discussion of our results of operations exclude these two items. The actual results, including these two items, are reflected in the Condensed Consolidated Financial Statements and the notes thereto.

    The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income exclusive of the special charge and prior year tax credits:

	% Relationship to Net Revenue		% Relationship to Net Revenue
	Three Months Ended		Nine Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	76.8	74.3	76.8	76.9

Gross profit	23.2	25.7	23.2	23.1
Selling, general and administrative expenses	10.1	12.0	10.5	10.2
Acquisition amortization	1.3	1.1	1.2	1.1

Income from operations	11.9	12.6	11.4	11.9
Net interest expense	1.2	1.3	1.2	1.1

Income before income tax expense	10.7	11.3	10.2	10.8
Income tax expense	4.2	5.0	4.2	4.7

Net income	6.5%	6.3%	6.0%	6.0%

    Net Revenue.  Net revenue increased $35.1 million, or 22.4%, to $191.5 million for the three months ended July 1, 2001 from $156.5 million for the comparable period last year. For the nine months ended July 1, 2001, net revenue increased $113.9 million, or 26.8%, to $538.3 million from $424.5 million for the comparable period last year. Included in net revenue for the nine months ended July 2, 2000 was $0.76 million relating to the reversal of previously established allowances for disallowed costs. This allowance relates to amounts previously not recognized as revenue as they were deemed to be unallowable. These amounts were subsequently recovered and therefore included as revenue. Excluding this amount, net revenue increased 27.0%. All client sectors continued to show net revenue increases in actual dollars. As a percentage of net revenue, slight reductions were realized in the Federal government client sector and the commercial client sector. These reductions were due to growth in revenue from state and local government clients and revenue associated with acquired companies. Acquisitions provided increases in our revenue from both commercial clients and state and local government clients.

    We segregate from our total revenue, revenue from companies acquired during the current fiscal year, as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. For the three months ended July 1, 2001, net revenue provided by companies acquired in the nine months ended July 1, 2001 totaled $17.6 million. Excluding this net revenue, we realized 11.2% growth in our net revenue. For the nine months ended July 1, 2001, net revenue provided by companies acquired in the nine months ended July 1, 2001 totaled $28.7 million. Excluding this net revenue and the net revenue provided by the reserve reversal in the prior year, we realized 20.3% growth in our net revenue. Acquisitive net revenue for the three months ended July 1, 2001 totaled $18.6 million. Excluding this net revenue, we realized 10.6% organic growth in our net revenue. Acquisitive net revenue for the nine months ended July 1, 2001 totaled $60.5 million. Excluding this net revenue and the net revenue provided by the reserve reversal in the prior year, we realized 12.6% organic growth in our net revenue.

    Gross revenue increased $46.3 million, or 22.7%, to $250.1 million for the three months ended July 1, 2001 from $203.8 million for the comparable period last year. For the nine months ended July 1, 2001, gross revenue increased $162.2 million, or 29.4%, to $713.8 million from $551.6 million for the comparable period last year. For the three months ended July 1, 2001, gross revenue provided by companies acquired in the nine months ended July 1, 2001 totaled $22.6 million. Excluding this revenue, we realized an 11.6% increase in our gross revenue. For the nine months ended July 1, 2001, gross revenue provided by companies acquired in the nine months ended July 1, 2001 totaled $34.0 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior year, we realized a 23.4% increase in our gross revenue. For the three months ended July 1, 2001, acquisitive gross revenue totaled $22.6 million. Excluding this gross revenue, we realized an 11.6% increase in our gross revenue. For the nine months ended July 1, 2001, acquisitive gross revenue totaled $73.1 million. Excluding this revenue and the revenue provided by the reserve reversal in the prior year, we realized 16.1% organic growth in our gross revenue.

    Cost of Net Revenue.  Cost of net revenue increased $30.8 million, or 26.5%, to $147.0 million for the three months ended July 1, 2001 from $116.3 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended July 1, 2001 was 76.8% compared to 74.3% for the comparable period last year. For the nine months ended July 1, 2001, cost of net revenue increased $87.4 million, or 26.8%, to $413.7 million from $326.2 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the nine months ended July 1, 2001 was 76.8% compared to 76.9% for the comparable period last year. These increases in cost of net revenue were primarily due to the higher cost of net revenue for the acquired companies.

    Selling, General and Administrative Expenses.  SG&A expenses, excluding the special charge and amortization of intangibles, increased $0.5 million, or 2.7%, to $19.3 million for the three months ended July 1, 2001 from $18.8 million for the comparable period last year. As a percentage of net revenue, SG&A expenses, excluding the special charge and amortization of intangibles, decreased to 10.1% for the three months ended July 1, 2001 from 12.0% for the comparable period last year. For the nine months ended July 1, 2001, SG&A expenses, excluding the special charge and amortization of intangibles, increased $13.4 million, or 30.9%, to $56.7 million from $43.4 million for the comparable period last year. As a percentage of net revenue, SG&A expenses, excluding the special charge and amortization of intangibles, increased to 10.5% for the nine months ended July 1, 2001 from 10.2% for the comparable period last year. Amortization expense relating to acquisitions increased to 1.3% of net revenue for the three months ended July 1, 2001 from 1.1% for the comparable period last year. For the nine months ended July 1, 2001, amortization expense increased to 1.2% of net revenue from 1.1% for the comparable period last year. As a percentage of net revenue, the fluctuations in SG&A expenses, excluding the special charge and amortization of intangibles, primarily relate to the timing of expenses associated with the automation of our corporate business systems and processes, business development activities and the timing of professional services expenses.

    Net Interest Expense.  Net interest expense increased $0.3 million, or 16.3% to $2.3 million for the three months ended July 1, 2001 from $2.0 million for the comparable period last year. For the nine months ended July 1, 2001, net interest expense increased $1.8 million, or 38.9%, to $6.5 million from

$4.7 million for the comparable period last year. These increases were primarily attributable to borrowings on our line of credit to facilitate acquisitions and to fund working capital needs. Our average indebtedness for the three and nine months ended July 1, 2001 was $140.9 million and $125.5 million, respectively, as compared to $105.4 million and $88.7 million for the comparable periods last year. On May 22, 2001, we received proceeds of $110.0 million relating to our private placement of two series of senior secured notes. These proceeds were used to refinance a portion of our existing indebtedness under our bank credit agreement and to fund future acquisitions and working capital needs.

    Income Tax Expense.  Income tax expense, excluding the special charge and the $7.0 million relating to prior year credits, increased $0.2 million, or 2.6%, to $8.0 million for the three months ended July 1, 2001 from $7.8 million for the comparable period last year. For the nine months ended July 1, 2001, income tax expense, excluding the special charge and the $7.0 million relating to prior year credits, increased $2.3 million, or 11.4%, to $22.4 million from $20.1 million for the comparable period last year. Our current effective tax rate is 39.0% compared to 44.0% for the comparable periods last year. This decrease is primarily attributable to our utilization of certain tax credits.

Liquidity and Capital Resources

    As of July 1, 2001, our working capital was $186.7 million, an increase of $32.3 million from October 1, 2000, of which cash and cash equivalents totaled $10.5 million. In addition, we have a credit agreement (the "Credit Agreement") with a bank which provides for a revolving credit facility (the "Facility") of $140.0 million, as amended. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of July 1, 2001, borrowings and standby letters of credit on this facility totaled $39.0 million and $1.5 million, respectively. On May 22, 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million, of which Series A, totaling $92.0 million with an interest rate of 7.28%, matures on May 30, 2011, and Series B, totaling $18.0 million with an interest rate of 7.08%, matures on May 30, 2008.

    In the nine months ended July 1, 2001, we generated $4.7 million from operating activities compared to the usage of $17.3 million in the comparable period last year. This increase was in part attributable to the lower current levels of unbilled accounts receivable offset partially by lower current levels of accounts payable. In the nine months ended July 1, 2001, cash used in investing activities was $43.0 million compared to $40.4 million for the comparable period last year. This increase primarily was the result of cash used for business acquisitions. In the nine months ended July 1, 2001, cash provided by financing activities was $41.4 million compared to $58.7 million for the comparable period last year. This change was attributable to cash generated by operating activities.

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

    We believe our operations have not been and, in the foreseeable future, do not expect to be materially adversely affected by inflation or changing prices. However, current general economic conditions may impact our client base and as such, may impact their credit worthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes. SAB No. 101, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. We will adopt SAB No. 101 in the fourth quarter of fiscal year 2001. We believe our existing revenue recognition policies and procedures are in compliance with SAB No. 101, and that the adoption of SAB No. 101 will have no material impact on our results of operations or financial position.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supercedes APB Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. This Statement also changes the criteria to recognize intangible assets apart from goodwill. The requirements of this Statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. We are currently analyzing the impact of this Statement on our future operations.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this Statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this Statement are effective for fiscal years beginning after December 15, 2001, although early adoption is permitted. We are currently analyzing the impact of this Statement and have not yet determined whether we will adopt this Statement prior to fiscal year 2003.

Market Risks

    We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.25%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. In addition, we have outstanding Series A and Series B senior secured notes. Both Series A and Series B notes bear interest at a fixed rate. We currently anticipate repaying $28.0 million of our outstanding indebtedness in the next 12 months. Assuming we repay $28.0 million ratably during the next twelve months, and our average interest rate increases or decreases by one percentage point, our interest expense could increase or decrease by $1.1 million during the next twelve months. However, there can be no assurance that we will, or will be able to repay our long-term obligations in the manner described. We could incur additional debt under the Facility or our operating results could be worse than currently anticipated.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

    A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2000, we purchased nine companies in eight separate transactions. During the nine months ended July 1, 2001, we purchased nine companies in eight transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

  •
  Credit worthiness and solvency of clients;

  •
  The ability of our clients to terminate engagements without penalties;

  •
  Delays incurred in connection with an engagement;

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

    Agencies of the Federal government are among our most significant clients. During the nine months ended July 1, 2001, approximately 25.0% of our net revenue was derived from Federal agencies of which 12.8% was derived from the Department of Defense (DOD), 8.8% from the Environmental Protection Agency (EPA), 1.2% from the Department of Energy (DOE) and 2.2% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

    During the nine months ended July 1, 2001, approximately 53.4% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately operating results, may be adversely affected.

    On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. Potential proceeds from the resolution of this bankruptcy proceeding cannot be reasonably estimated at this time.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

    We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During the nine months ended July 1, 2001, approximately 43.4% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

    Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. In the nine months ended July 1, 2001, subcontractor costs comprised 24.6% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our international operations expose us to risks such as foreign currency fluctuations

    In the nine months ended July 1, 2001, approximately 3.6% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

    On May 21, 2001, we acquired 100% of the capital stock of Vertex Engineering Services, Inc., a Massachusetts corporation (VES). In connection with this transaction, we issued an aggregate of 299,534 shares of our common stock, $.01 par value ("Common Stock"), to the former shareholders of VES. For purposes of this transaction, each share of Common Stock was valued at $26.71. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

    On May 25, 2001, we acquired 100% of the capital stock of Maxim Technologies, Inc., a Delaware corporation (MTI). In connection with this transaction, we issued 237,596 shares of Common Stock to the former shareholder of MTI. For purposes of this transaction, each share of Common Stock was valued at $28.62. The issuance of Common Stock was made by private placement in reliance on the exemption from the registration provisions of the Act provided for in Section 4(2) of the Act.

    On June 1, 2001, we acquired certain assets of Commonwealth Technology, Inc., a Kentucky corporation (CTI). In connection with this transaction, we issued 86,510 shares of Common Stock to the shareholder of CTI. For purposes of this transaction, each share of Common Stock was valued at $29.53. The issuance of Common Stock was made in reliance on the exemption from registration provisions of the Act provided for in Section 4(2) of the Act.

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
3.4
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended April 1, 2001).
10.1
Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).
10.2	Amendment No. 1 dated as of April 9, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.
10.3	Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein.
10.4	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).

10.5
Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.6	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.7	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.8
Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.9	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.10
Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.11	1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.12
Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.13
Employment Agreement dated as of June 11, 1997 between the Company and Daniel A. Whalen (incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.14
Registration Rights Agreement dated as of June 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).
10.15
Registration Rights Agreement dated as of July 11, 1997 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1997).
10.16
Registration Rights Agreement dated as of March 26, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).
10.17
Registration Rights Agreement dated as of July 9, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1998).

10.18
Registration Rights Agreement dated as of September 22, 1998 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
10.19
Registration Rights Agreement dated as of February 26, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999).
10.20
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
10.22
Registration Rights Agreement dated as of June 18, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1999).
10.23
Registration Rights Agreement dated as of September 3, 1999 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1999).
10.24
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
10.27
Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.28
Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000).

10.29
Registration Rights Agreement dated as of March 2, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q, as amended, for fiscal quarter ended April 1, 2001).
10.30
Registration Rights Agreement dated as of March 30, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q, as amended, for fiscal quarter ended April 1, 2001).
10.31	Registration Rights Agreement dated as of May 21, 2001 among the Company and the parties listed on Schedule A attached thereto.
10.32	Registration Rights Agreement dated as of May 25, 2001 among the Company and the parties listed on Schedule A attached thereto.
10.33	Registration Rights Agreement dated as of June 1, 2001 among the Company and the parties listed on Schedule A attached thereto.
(b)
Reports on Form 8-K

      On July 6, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated July 2, 2001, titled "Tetra Tech Updates Guidance for Third Quarter Based on Charge for Metricom Work." The date of the Form 8-K was July 2, 2001.

      On July 19, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated July 18, 2001, titled "Tetra Tech Reports Third Quarter 2001 Results." The date of the Form 8-K was July 18, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2001	TETRA TECH, INC.

	By:	/s/ LI-SAN HWANG Li-San Hwang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAMES M. JASKA James M. Jaska Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

TETRA TECH, INC. INDEX
PART I. FINANCIAL INFORMATION
Tetra Tech, Inc. Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Cash Flow
Notes to Condensed Consolidated Financial Statements
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES