Form 10-K
period 2001-09-30
TETRA TECH INC
filed 2001-12-31
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.
/ /	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4148514 (I.R.S. Employer Identification No.)
670 N. Rosemead Blvd. Pasadena, California (Address of principal executive offices)	91107 (Zip Code)
(Registrant's telephone number, including area code)	(626) 351-4664
Securities registered pursuant to Section 12(b) of the Act:
(Title of each class) None	(Name of each exchange on which registered) None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
 Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 11, 2001 was $941,155,063.

    The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 52,381,602 on December 11, 2001.

    Portions of registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001 are incorporated by reference in Part II of this report. Portions of registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

    Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of our last fiscal year, we had more than 7,400 employees worldwide, primarily located in North America in more than 300 locations. In addition, we have established a presence in Asia, South America and Europe.

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

  •
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

  •
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

    Providing Broad Geographic Coverage and Local Expertise.  We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. Our historical geographic base was primarily in the western portion of the United States. However, we currently have operations in more than 40 states. We have also increased our international presence, and we now have operations in Canada, Taiwan, Japan, India, Spain, Switzerland, Poland, the Czech Republic, the Philippines, Argentina, Chile, Brazil, Germany, France and Puerto Rico.

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

Services

    We provide our clients with management consulting and technical services that focus on our clients' industry-specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large, complex infrastructure projects. Our service offerings include:

  •
  Management consulting to assist clients in identifying and addressing operational and competitive problems they face within their industries;

  •
  Research and development to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging from microscopic to global;

  •
  Applied science to assess all aspects of problems and develop practical and cost-effective solutions through the application of new technology and data interpretation;

  •
  Engineering and architectural design to provide services from concept development and initial planning and design through project completion;

  •
  Contract management to provide experienced and specialized construction managers to assist clients in minimizing the risk of cost overruns, delays and contractual conflicts; and

  •
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

      Surface Water Projects:  Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters and the ensuing legislative and regulatory response, are driving demand for our services. Over the past 34 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

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

      Institutional Facilities Projects:  We provide architectural engineering and construction services for projects including site planning for land development, complete architectural design, interior design, civil/structural engineering and mechanical/electrical engineering of educational, healthcare and research facilities. We have completed engineering and construction projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

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

      Network Development Projects:  We have performed both inside and outside plant projects for major network service providers and building owners using both broadband and wireless technologies. Our construction projects include urban and long-haul underground cable installation. We have also applied our capabilities to wireless cell site construction and aerial cable placement.

      The following table presents brief examples of specific current and recent projects in our three primary business areas:

Business Area	Representative Projects
Resource Management	•	Currently providing engineering services for Bureau of Reclamation projects throughout the southwestern U.S. Providing water quality modeling, watershed management, public consensus building, and engineering solutions for water supplies.

•
Assisting the EPA Office of Wastewater Management in conducting the Clean Water Needs Survey to assess financial needs for constructing wastewater treatment plants and other clean water related infrastructure.
	•	Currently providing relicensing services for nuclear power plants to extend the operational lifespans of these facilities.
•
Currently supporting environmental activities at Air Force installations worldwide to assist the Air Force in its environmental mission in the areas of restoration, pollution prevention, compliance, and conservation.
•
Currently providing program management and technical support for the Comprehensive Long-term Environmental Action Navy (CLEAN) program under several ten-year contracts. Activities include installation, restoration, base realignment and closure, and underground storage tank programs.
•
Currently serving as prime contractor for environmental operations and maintenance services at Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, and air monitoring and other services.
•
Currently serving as prime contractor for environmental and natural resource planning at U.S. Navy facilities in four western states. Conducted air emissions modeling, noise impact studies and biological resource surveys.
Infrastructure	•
Currently implementing production process engineering efficiencies. Upgraded information management systems and implemented ISO 14000-compliant environmental management systems for several Fortune 50 industrial customers.
	•	Provided engineering design of building mechanical systems including air, power, and data distribution systems, for the world headquarters of a major corporation in Ohio.
	•	Provided complex mechanical, electrical, and other building systems for the Guggenheim Museum in Bilbao, Spain.
	•	Provided multi-modal transportation planning and design for Boston, Massachusetts' first citywide transportation plan since the 1960s.
	•	Completed the development and analysis of alternative flood control measures for the Los Angeles River.
•
Provided design and program management for Taiwan's National Museum of Marine Biology/Aquarium. Responsible for civil, structural and mechanical engineering and for aquatic life support systems. Designed water, wastewater and parking facilities.
	•	Currently providing information technology, mechanical, electrical, plumbing and fire protection engineering for Time Warner Center, a mixed-use project in New York City, New York.
	•	Provided project management for upgrading residuals management facilities at four drinking water treatment plants in the Detroit, Michigan area that are among the largest such plants in the U.S.

	•	Provided design for sections of a major six-lane toll road in Southern California that included new bridges, a tunnel and numerous large regional drainage facilities.
Communications	•	Currently supporting the upgrade of a wireless data network to enhance data transmission capabilities in the western U.S. markets.
	•	Currently providing integrated voice, video, and data networks inside buildings for large corporations, colleges, and health care facilities nationwide.
•
Currently assisting a leading provider of broadband services with deployment of a high capacity broadband fiber optic network to provide high speed Internet connections, digital cable television, and broadband telephony in several western U.S. markets.
•
Provided turnkey network development services for broadband wireless networks in several European countries. Services included overall project management, site acquisition, radio frequency engineering, network deployment, and startup verification.
	•	Provided site acquisition, obtained entitlements, supervised construction and installation of equipment, and provided program management services for a Canadian corporation.
	•	Provided services to install over 730 miles of cable to provide telephony and expanded channel capacity to approximately 135,000 homes in the Seattle, Washington area.
•
Provided turnkey services including site selection and optimization, architectural and engineering design, site construction, and electronics installation and optimization for cell site development in the Los Angeles, California area for a major cellular communications carrier.
	•	Providing network planning through network deployment services for approximately 1,200 sites for a wireless communications firm serving the western U.S. markets.

Clients

    We have developed a diverse client base of hundreds of clients both in the public and private sectors. During fiscal 2001, the DOD, EPA and DOE accounted for approximately 12.3%, 8.6% and 1.1%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No private sector client accounted for more than 10% of our net revenue in fiscal 2001.

    The following table presents a list of representative clients in our three primary business areas:

Representative Clients
Business Area	Federal Government	State, County and Local	Private
Resource Management	U.S. Environmental Protection Agency; U.S. Air Force; U.S. Navy; U.S. Army; U.S. Coast Guard; U.S. Forest Service; U.S. Department of Energy; U.S. Agency for International Development; Federal Energy Regulatory Commission; U.S. Postal Service	California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Clarmont County, Ohio; City of San Jose, California; Salton Sea Authority	Lockheed Martin Corporation; Merck & Co.; General Electric Company; Exelon Corporation; Hewlett-Packard Corporation; Unocal Corporation
Infrastructure	U.S. Army Corps of Engineers; U.S. Bureau of Reclamation; U.S. Navy; Federal Emergency Management Agency; U.S. Department of the Interior
		City of Tucson, Arizona; City of Breckenridge, Colorado; Washington Department of Transportation; City of Detroit, Michigan; City of Portland, Oregon; Texas Parks and Wildlife Department; King County, Washington; Delaware Department of Transportation; Delaware Department of Corrections; Boston Water and Sewer Commission	Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; DaimlerChrysler Corporation AG; Disney Imagineering; Lowe's Company; Marriott Corporation; AOL-Time Warner, Inc.
Communications			AT&T Wireless Services; AT&T Broadband Services; Nextel Communications, Inc.; Verizon Communications; Motorola, Inc.; Sprint Communications Company; Lucent Technologies, Inc.; Ericsson

Contracts

    We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 2001, 44.6%, 33.8% and 21.6% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.

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

    Our contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (DCAA). The DCAA generally seeks to (1) identify and evaluate all activities which either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor's policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability, evaluates the accuracy, reliability and reasonableness of our cost representations and records, and assesses compliance by us with Cost Accounting Standards and defective-pricing clauses found within the Federal Acquisition Regulations. The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of Cost Accounting Standards. The DCAA also audits cost-based contracts, including the close-out of those contracts.

    The DCAA also reviews all types of Federal proposals, including those of award, administration, modification and repricing. Factors considered are our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level that has a significant effect on the performance of future government contracts is also conducted during the proposal review period.

    During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under a government contract,

only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

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

Marketing

    We utilize both a centralized corporate marketing department and local marketing groups within each of our operating units. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large Federal programs, positions us for new business areas, selects appropriate partners, if any, for new projects and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities firm-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings, telemarketing and public relations.

    Most marketing activities are performed through our local offices. We believe that these offices have a greater understanding of local issues, laws and regulations and, therefore, can better target their marketing activities. These marketing activities are coordinated by full time marketing staff located in certain of our offices. These activities include meetings with potential clients and state, county and municipal regulators, presentations to civic and professional organizations and seminars on current technical topics.

Competition

    The market for our services is highly competitive. We compete with many other firms, ranging from small local firms to large national firms that may have greater financial and marketing resources. We perform a broad spectrum of engineering and consulting services across the resource management, infrastructure and communications business areas. Services within these business areas are provided to a client base which includes Federal agencies, such as the DOD, the DOE, the Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the private sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from one to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms based primarily on the quality and timeliness of the firm's service. However, we believe that price has become an increasingly important competitive factor. We believe that if this trend continues it could have a material adverse effect on our operating margins and profitability.

    We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; Castle Tower Corporation; CH2M Hill Companies Ltd.; Earth Tech, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson Harza; o2Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; URS Corporation and Wireless Facilities, Inc.

Backlog

    At September 30, 2001, our gross revenue backlog was approximately $634.7 million, compared to $632.9 million at October 1, 2000. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $536.5 million of the gross revenue backlog at September 30, 2001 will be recognized during fiscal 2002. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

Environmental Legislation

    Our clients have become subject to an increasing number of frequently overlapping Federal, state and local laws concerned with the protection of the environment, as well as regulations promulgated by administrative agencies pursuant to these laws. We provide services with respect to Federal environmental laws and regulations including: the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA); the National Environmental Policy Act; the Safe Drinking Water Act; and other laws.

Potential Liability and Insurance

    Our business activities could expose us to potential liability under various environmental laws such as CERCLA, or under workplace health and safety regulations. In addition, we occasionally contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

    We currently maintain comprehensive general liability, umbrella and professional and pollution liability insurance policies. The professional and pollution liability policies are "claims made" policies. This means that only claims made during the term of the policy are covered. If we terminate our professional and pollution liability policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if based on events or acts that occurred during the term of the policy.

    We obtain insurance coverage through a broker who is experienced in the professional liability field. The broker, together with our risk manager, periodically review the adequacy of our insurance programs. However, because there are various exclusions and retentions under our insurance policies, there can be no assurance that all potential liabilities will be covered by our insurance. Further, in the event we expand our services into new markets, there can be no assurance that we will be able to obtain the types of insurance coverages for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits.

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

Employees

    At September 30, 2001, we had approximately 7,400 total employees or approximately 6,820 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, toxicologists and project managers. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. We currently have 208 employees represented by seven labor organizations. Management considers its relations with our employees to be good.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

    A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2001, we purchased 11 companies in ten separate transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

  •
  We may not be able to retain key employees of an acquired company which could negatively impact these companies' future performance;

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

  •
  General economic or political conditions.

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

  •
  Investors' and analysts' assessment of third party reports or conclusions;

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

    Agencies of the Federal government are among our most significant clients. During fiscal 2001, approximately 24.5% of our net revenue was derived from Federal agencies, of which 12.3% was derived from the Department of Defense (DOD), 8.6% from the Environmental Protection Agency (EPA), 1.1% from the Department of Energy (DOE) and 2.5% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

    During fiscal 2001, approximately 54.2% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

    On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. In the third quarter of fiscal 2001, we took a charge in that amount to provide a reserve for Metricom.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

    We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During fiscal 2001, approximately 44.6% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

    Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During fiscal 2001, subcontractor costs comprised 25.0% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

    We compete for projects and engagements with a number of competitors which can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor.

    We believe that our principal competitors include, in alphabetical order, Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; Castle Tower Corporation; CH2M Hill Companies Ltd.; Earth Tech, Inc.; IT Group, Inc.; Mastec, Inc.; Montgomery Watson Harza; o2 Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; URS Corporation and Wireless Facilities, Inc.

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

    We currently maintain comprehensive general liability, umbrella professional and pollution liability insurance policies. We believe that our insurance policies are adequate for our business operations. The professional and pollution liability policies are "claims made" policies. Only claims made during the term of the policy are covered. Should we terminate our professional and pollution liability policies and fail to obtain retroactive coverage, we would be uninsured for claims made after termination even if the claims were based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. In addition, if we expand into new markets, there can be no assurance that we will be able to obtain insurance coverage for the new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

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

Our international operations expose us to risks such as foreign currency fluctuations

    During fiscal 2001, approximately 3.2% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

Item 2.  Properties.

    Our corporate headquarters facilities are located in Pasadena, California. These facilities contain approximately 47,600 square feet of office space. In addition, we lease office space in approximately 310 locations in the United States. In total, our facilities contain approximately 1.8 million square feet of office space and are subject to leases which expire beyond the year 2002. We also rent additional office space on a month-to-month basis.

    We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

Item 3.  Legal Proceedings.

    We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position or results of operations. See "Item 1. Business—Potential Liability and Insurance."

Item 4.  Submissions of Matters to a Vote of Security Holders.

    In June 2001, we distributed a Consent Solicitation Statement to our stockholders of record on May 25, 2001 in connection with the solicitation of stockholder consents by our board of directors, in lieu of a meeting of stockholders, with respect to the approval of our 2001 Stock Plan. In August 2001, we were advised by our transfer agent, U.S. Stock Transfer Corporation, that 13,048,779 shares of common stock had been voted to approve the plan, 18,778,485 shares had been voted against the plan and 126,383 shares had abstained. As a result, the plan was not approved and terminated by its terms.

PART II

    The information required by Items 5 through 8 of this report is set forth on pages 19 through 42 of our Annual Report to Stockholders for the fiscal year ended September 30, 2001. Such information is incorporated in this report and made a part hereof by reference. Item 9 is not applicable.

PART III

    The information required by Items 10 through 13 of this report is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," and "Executive Compensation" in our Proxy Statement for our 2002 Annual Meeting of Stockholders. Such information is incorporated in this report and made a part hereof by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. and 2.	Financial Statements and Financial Statement Schedules.
The Financial Statements filed as part of this report are listed in the accompanying index at page 25.
	3.	Exhibits.
	3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
	3.2	Bylaws of the Company as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).
	3.3	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 4, 1998).
	3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q as amended for the fiscal quarter ended April 1, 2001).
	10.1	Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).
	10.2	First Amendment dated as of April 9, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).
	10.3	Second Amendment dated as of August 13, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.
	10.4	Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).
	10.5	First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein.

10.6	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.7	Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.8	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).
10.9	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.10	Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.11	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.12	Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).
10.13	1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.14	Form of Stock Purchase Agreement used by the Company in connection with the Company's 1994 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.15	2002 Stock Option Plan.
10.16	Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan.
10.17	Registration Rights Agreement dated as of March 31, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.18	Registration Rights Agreement dated as of May 3, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.19	Registration Rights Agreement dated as of May 17, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).

10.20	Registration Rights Agreement dated as of May 24, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2000).
10.21	Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000).
10.22	Registration Rights Agreement dated as of March 2, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q as amended for fiscal quarter ended April 1, 2001).
10.23	Registration Rights Agreement dated as of March 30, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q as amended for fiscal quarter ended April 1, 2001).
10.24	Registration Rights Agreement dated as of May 21, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.25	Registration Rights Agreement dated as of May 25, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.26	Registration Rights Agreement dated as of June 1, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.27	Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto.
10.28	Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto.
13.	Annual Report to Stockholders for the fiscal year ended September 30, 2001, portions of which are incorporated by reference in this report as set forth in Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.
21.	Subsidiaries of the Company.
23.	Independent Auditors' Consent.
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

TETRA TECH, INC.
Date: December 28, 2001	By:	/s/ LI-SAN HWANG Li-San Hwang, Chairman of the Board of Directors and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI-SAN HWANG Li-San Hwang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 28, 2001
/s/ JAMES M. JASKA James M. Jaska	President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 28, 2001
/s/ DANIEL A. WHALEN Daniel A. Whalen	Director	December 27, 2001
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	December 27, 2001
/s/ PATRICK C. HADEN Patrick C. Haden	Director	December 27, 2001
/s/ JAMES J. SHELTON James J. Shelton	Director	December 27, 2001

INDEX TO FINANCIAL STATEMENTS

    The consolidated financial statements, together with the Notes thereto and report thereon of Deloitte & Touche LLP dated November 14, 2001, appearing on pages 28 through 43 of the accompanying 2001 Annual Report to Stockholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and Part II information set forth on pages 19 through 27, the 2001 Annual Report to Stockholders is not to be deemed filed as part of this report.

Financial Statements Schedules

Page No.
Independent Auditors' Report	26
Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts and Reserves	27

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

    We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of September 30, 2001 and October 1, 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 14, 2001; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
November 14, 2001

TETRA TECH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 3, 1999, October 1, 2000 and September 30, 2001

	Balance at Beginning of Period	Additions through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended October 3, 1999
Allowance for uncollectible accounts receivable	$12,685,000	$747,000	$(667,000)	$(4,236,000)	$8,529,000
Fiscal year ended October 1, 2000
Allowance for uncollectible accounts receivable	$8,529,000	$391,000	$3,056,000	$(4,903,000)	$7,073,000
Fiscal year ended September 30, 2001
Allowance for uncollectible accounts receivable	$7,073,000	$1,442,000	$44,025,000	$(6,643,000)	$45,897,000

QuickLinks

PART I
  Item 1. Business.
RISK FACTORS
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submissions of Matters to a Vote of Security Holders.
PART II
PART III
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
TETRA TECH, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended October 3, 1999, October 1, 2000 and September 30, 2001