Form 10-Q
period 2001-12-30
TETRA TECH INC
filed 2002-02-13
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 4, 2002, the total number of outstanding shares of the Registrant's common stock was 52,403,738.

TETRA TECH, INC.

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	December 30, 2001	September 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,404	$16,240
Accounts receivable—net	159,483	152,761
Unbilled receivables—net	124,385	120,925
Contract retentions	5,666	5,103
Prepaid expenses and other current assets	16,421	13,927
Income taxes receivable	—	3,608
Deferred income taxes	3,723	3,723

Total Current Assets	329,082	316,287

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	70,757	69,077
Leasehold improvements	6,950	6,715

Total	77,707	75,792
Accumulated depreciation and amortization	(38,760)	(35,856)

PROPERTY AND EQUIPMENT—NET	38,947	39,936

INTANGIBLE ASSETS—NET	242,518	245,019
OTHER ASSETS	6,424	5,979

TOTAL ASSETS	$616,971	$607,221

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,979	$53,977
Accrued compensation	23,368	29,738
Billings in excess of costs on uncompleted contracts	12,059	10,354
Other current liabilities	15,317	14,899
Current portion of long-term obligations	22,019	14,328
Income taxes payable	2,153	—

Total Current Liabilities	121,895	123,296

LONG-TERM OBLIGATIONS	110,000	111,779

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at December 30, 2001 and September 30, 2001	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 52,383,340 and 52,247,777 shares at December 30, 2001 and September 30, 2001, respectively	524	522
Additional paid-in capital	196,640	195,126
Accumulated other comprehensive loss	(1,570)	(1,641)
Retained earnings	176,243	164,900

TOTAL STOCKHOLDERS' EQUITY	385,076	372,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,971	$607,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
In thousands, except per share data	December 30, 2001	December 31, 2000
Gross Revenue	$253,028	$229,330
Subcontractor Costs	68,139	62,192

Net Revenue	184,889	167,138
Cost of Net Revenue	139,977	128,405

Gross Profit	44,912	38,733
Selling, General and Administrative Expenses	21,450	18,559
Amortization of Intangibles	2,661	2,024

Income From Operations	20,801	18,150
Interest Expense	2,241	2,155
Interest Income	36	161

Income Before Income Tax Expense	18,596	16,156
Income Tax Expense	7,253	6,786

Net Income	$11,343	$9,370

Basic Earnings Per Share	$0.22	$0.19

Diluted Earnings Per Share	$0.21	$0.17

Weighted Average Common Shares Outstanding:
Basic	52,351	50,017

Diluted	55,233	53,855

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
In thousands	December 30, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,343	$9,370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,773	4,828
Provision for losses on receivables	1,403	(9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,095)	(1,618)
Unbilled receivables	(3,490)	(4,356)
Contract retentions	(563)	(100)
Prepaid expenses and other assets	(2,679)	(4,921)
Accounts payable	(6,998)	(12,118)
Accrued compensation	(6,370)	(4,779)
Billings in excess of costs on uncompleted contracts	1,705	10,332
Other current liabilities	975	1,651
Income taxes payable	5,761	3,748

Net Cash (Used In) Provided By Operating Activities	(1,235)	2,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,383)	(2,549)
Payments for business acquisitions, net of cash acquired	(160)	(3,474)

Net Cash Used In Investing Activities	(2,543)	(6,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(11,088)	(19,955)
Proceeds from issuance of long-term obligations	17,000	23,000
Net proceeds from issuance of common stock	959	1,245

Net Cash Provided By Financing Activities	6,871	4,290

EFFECT OF EXCHANGE RATE CHANGES ON CASH	71	(11)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,164	284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,240	7,557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,404	$7,841

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,533	$2,248
Income taxes, net of refunds received	$1,492	$3,038
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
In December 2000, the Company purchased all of the capital stock of Rocky Mountain Consultants, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$21,388
Cash paid		(5,800)
Issuance of common stock		(8,700)
Other acquisition costs		(70)

Liabilities assumed		$6,818

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying condensed consolidated balance sheet as of December 30, 2001, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three months ended December 30, 2001 and December 31, 2000 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

        The results of operations for the three months ended December 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2002.

        All share and per share amounts reflect, on a retroactive basis, the 5-for-4 stock split effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on December 17, 2001 for each four shares outstanding as of the record date of November 28, 2001.

2. Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. The statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under SFAS No. 142 in the first six months of fiscal 2003. The Company is currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although early adoption is permitted. The Company is currently analyzing the impact of this statement and has determined it will adopt this statement in fiscal 2003.

3. Earnings Per Share

        Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 30, 2001	December 31, 2000
Numerator—
Net income	$11,343,000	$9,370,000

Denominator for basic earnings per share—
Weighted average shares	52,351,000	50,017,000

Denominator for diluted earnings per share —
Denominator for basic earnings per share	52,351,000	50,017,000
Potential common shares:
Stock options	1,738,000	2,567,000
Exchangeable stock of a subsidiary	1,144,000	1,271,000

Potential common shares	2,882,000	3,838,000

Denominator for diluted earnings per share	55,233,000	53,855,000

Basic earnings per share	$0.22	$0.19

Diluted earnings per share	$0.21	$0.17

4. Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $19.4 million and $16.2 million at December 30, 2001 and September 30, 2001, respectively.

5. Mergers and Acquisitions

        On December 21, 2000, the Company acquired 100% of the capital stock of Rocky Mountain Consultants, Inc. (RMC), a provider of water-related engineering and facility development services to state and local governments and private clients primarily in the western and midwestern United States. The purchase was valued at approximately $15.2 million and consisted of cash and 370,833 shares of Company common stock.

        On March 2, 2001, the Company acquired 100% of the capital stock of Wahco Construction, Inc. (WCI), a provider of network and field services to the utility and communications industries primarily in the northwestern region of the United States. The purchase was valued at approximately $0.8 million and consisted of cash and 64,977 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WCI's net asset value as of March 2, 2001.

        On March 30, 2001, the Company acquired 100% of the capital stock of Williams, Hatfield & Stoner, Inc. (WHS), a provider of civil engineering, planning and environmental services primarily in the southeastern region of the United States. The purchase was valued at approximately $9.1 million and consisted of cash and 181,173 shares of Company common stock. Simultaneously with the acquisition, WHS distributed to its former shareholders accounts receivable valued at approximately $3.8 million.

        On May 21, 2001, the Company acquired 100% of the capital stock of Vertex Engineering Services, Inc. (VES), a provider of environmental engineering, consulting and surety and insurance construction management services throughout the United States. The purchase was valued at approximately $10.4 million and consisted of cash and 386,437 shares of Company common stock.

        On May 25, 2001, the Company acquired 100% of the capital stock of Maxim Technologies, Inc. (MTI), a provider of environmental and engineering consulting services throughout the United States. The purchase was valued at approximately $14.0 million and consisted of cash and 296,995 shares of Company common stock.

        On June 1, 2001, the Company acquired certain assets of Commonwealth Technology, Inc. (CTI), a provider of environmental and infrastructure engineering and consulting services primarily in the southeastern region of the United States. The purchase was valued at approximately $3.6 million and consisted of cash and 103,715 shares of Company common stock.

        On June 27, 2001, the Company acquired 100% of the capital stock of The Design Exchange Architects, Inc. (DXA), a provider of architectural, planning and interior design services primarily in the eastern region of the United States. The purchase was valued at approximately $1.3 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of DXA's net asset value as of June 27, 2001.

        On June 29, 2001, the Company acquired 100% of the capital stock of Western Utility Contractors, Inc. and Western Utility Cable, Inc. (collectively, WUC), providers of engineering, design and construction services primarily in the midwestern region of the United States. The purchase was valued at approximately $15.6 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of WUC's net asset value as of June 29, 2001.

        On September 26, 2001, the Company acquired, through its wholly-owned subsidiary, MFG, Inc., certain assets of Shepherd Miller, Inc. (SMI), a provider of environmental and engineering consulting services to the mining industry throughout the United States. The purchase was valued at approximately $2.5 million and consisted of cash and 53,005 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of SMI's net asset value as of September 26, 2001.

        On September 26, 2001, the Company acquired Sciences International, Inc. (SII), a provider of health and environmental risk assessment services to private industries, governments and law firms throughout the United States. The purchase was valued at approximately $5.1 million and consisted of cash and 137,508 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of SII's net asset value as of September 26, 2001.

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

6. Accounts Receivable

        Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of December 30, 2001 and September 30, 2001 was $46.4 million and $45.1 million, respectively. The allowance for doubtful accounts at December 30, 2001 and September 30, 2001 includes a reserve of $38.3 million for an account debtor that has filed for Chapter 11 protection under the U.S. Bankruptcy Code. The allowance for disallowed costs as of December 30, 2001 and September 30, 2001 was $0.7 million and $0.8 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on contract receivables where collectibility is not assured plus a general allowance for which some potential loss is determined to be probable based on current events and circumstances. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7. Unaudited Pro Forma Operating Results

        The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired RMC, WHS, VES, MTI, CTI and WUC on October 2, 2000. The effect of unaudited pro forma results of WCI, DXA, SMI and SII had they been acquired on October 2, 2000 is not material. These amounts are based on unaudited historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 2, 2000.

Pro Forma Three Months Ended
December 31, 2000
Gross revenue	$254,033,000
Net revenue	183,843,000
Income before income tax expense	17,547,000
Net income	10,177,000
Basic earnings per share	$0.20
Diluted earnings per share	$0.19
Weighted average common shares outstanding:
Basic	50,321,000
Diluted	54,159,000

8. Operating Segments

        The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure, and Communications. The Resource Management operating segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The Infrastructure operating segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure to both public and private organizations. The Communications operating segment provides a comprehensive set of services including engineering, consulting and operational services to communications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition-related amortization.

        The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
Three months ended Dec. 30, 2001
Gross Revenue	$128,813	$73,285	$53,522	$255,620
Net Revenue	83,932	61,307	38,233	183,472
Income from Operations	9,179	8,474	5,494	23,147
Depreciation Expense	872	1,109	1,023	3,004

	Resource Management	Infrastructure	Communications	Total
Three months ended Dec. 31, 2000
Gross Revenue	$91,975	$71,305	$74,733	$238,013
Net Revenue	61,752	55,683	48,587	166,022
Income from Operations	6,715	5,574	7,589	19,878
Depreciation Expense	416	1,150	1,109	2,675

Reconciliations:

	Three Months Ended
	Dec. 30, 2001	Dec. 31, 2000
Gross Revenue
Gross revenue from reportable segments	$255,620	$238,013
Elimination of inter-segment revenue	(4,009)	(9,799)
Other revenue	1,417	1,116

Total consolidated gross revenue	$253,028	$229,330

Net Revenue
Net revenue from reportable segments	$183,472	$166,022
Other revenue	1,417	1,116

Total consolidated net revenue	$184,889	$167,138

Income from Operations
Income from operations of reportable segments	$23,147	$19,878
Other income	315	296
Amortization of intangibles	(2,661)	(2,024)

Total consolidated income from operations	$20,801	$18,150

Major Clients

        The Company's net revenue attributable to the U.S. government was approximately $48.4 million and $41.2 million for the three months ended December 30, 2001 and December 31, 2000, respectively. Both the Resource Management and Infrastructure operating segments report net revenue from the U.S. government.

9. Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three months ended December 30, 2001 and December 31, 2000, comprehensive income was approximately $11.4 million and $9.4 million, respectively. For the three months ended December 30, 2001 and December 31, 2000, the Company incurred net translation gains of $0.1 million and net translation losses of $0.0 million, respectively.

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

        Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions, leveraging our cross-selling capabilities and internal growth.

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

        We provide our services to a diverse base of Federal, state and local government agencies, and private and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Quarter Ended
Client Sector
	December 30, 2001	December 31, 2000
Federal government	26.2%	24.7%
State and local government	18.9	15.5
Private	52.9	55.7
International	2.0	4.1

	100.0%	100.0%

        We manage our business in three operating segments: Resource Management, Infrastructure and Communications. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Quarter Ended
Operating Segment
	December 30, 2001	December 31, 2000
Resource Management	45.4%	36.9%
Infrastructure	33.2	33.3
Communications	20.7	29.1
Other revenue	0.7	0.7

	100.0%	100.0%

Results of Operations

        The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

	Percentage of Net Revenue
	Quarter Ended
	December 30, 2001	December 31, 2000
Net revenue	100.0%	100.0%
Cost of net revenue	75.7	76.8

Gross profit	24.3	23.2
Selling, general and administrative expenses	11.6	11.1
Amortization of intangibles	1.4	1.2

Income from operations	11.3	10.9
Net interest expense	1.2	1.2

Income before income tax expense	10.1	9.7
Income tax expense	4.0	4.1

Net income	6.1%	5.6%

        Revenue.    Net revenue increased $17.8 million, or 10.6%, to $184.9 million for the three months ended December 30, 2001 from $167.1 million for the comparable period last year. Our Resource Management business area recognized growth in its net revenue of $22.2 million, or 35.9%, primarily related to our water and waste management programs as well as our homeland security services. Net revenue in our Infrastructure business area grew $5.6 million, or 10.1%, primarily related to increased public sector work and revenue from the companies we acquired in fiscal 2001. Our Communications business area continued to be adversely affected by reductions in capital spending by information carriers, and net revenue in that area decreased $10.4 million, or 21.3%. We continued to show net revenue increases in actual dollars in our Federal, state and local government and private sectors. As a percentage of net revenue, increases were realized in the Federal and state and local government sectors. We segregate from our total revenue, revenue from companies acquired during the current fiscal year as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. Acquisitive net revenue for the three months ended December 30, 2001 totaled $18.9 million. Excluding this net revenue, we realized negative organic growth in our net revenue of 0.7% from the comparable period last year.

        Gross revenue increased $23.4 million, or 10.3%, to $253.0 million for the three months ended December 30, 2001 from $229.3 million for the comparable period last year. Our Resource Management business area recognized gross revenue growth of $36.8 million, or 40.1% from the comparable period last year. Our Infrastructure business area gross revenue grew by $2.0 million, or 2.8% from the comparable period last year. Our Communications business area gross revenue decreased by $21.2 million, or 28.4% from the comparable period last year. Acquisitive gross revenue for the three months ended December 30, 2001 totaled $32.1 million. Excluding this gross revenue, we realized negative organic growth in our gross revenue of 3.7%.

        Cost of Net Revenue.    Cost of net revenue increased $11.6 million, or 9.0%, to $140.0 million for the three months ended December 30, 2001 from $128.4 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended December 30, 2001 was 75.7% compared to 76.8% for the comparable period last year.

        Selling, General and Administrative Expenses.    SG&A expenses, excluding amortization of intangibles, increased $2.9 million, or 15.6%, to $21.5 million for the three months ended December 30, 2001 from $18.6 million for the comparable period last year. As a percent of net revenue, SG&A expenses increased to 11.6% for the three months ended December 30, 2001 from 11.1% for the comparable period last year. For the three months ended December 30, 2001, amortization of intangibles increased $0.6 million, or 31.5%, to $2.7 million from $2.0 million for the comparable period last year. Amortization expense relating to acquisitions increased to 1.4% of net revenue for the three months ended December 30, 2001 from 1.2% for the comparable period last year. The increase in expenses for the quarter was primarily related to the automation of our corporate business systems and processes, business development activities, timing of professional services expenses, as well as higher administrative costs associated with acquired companies.

        Net Interest Expense.    For the three months ended December 30, 2001, net interest expense increased $0.2 million, or 10.6%, to $2.2 million from $2.0 million for the comparable period last year. This increase was primarily attributable to borrowings on our line of credit for acquisitions and working capital needs. For the three months ended December 30, 2001, our weighted average interest rate was 6.7% compared to 7.8% for the comparable period last year.

        Income Tax Expense.    Income tax expense increased $0.5 million, or 6.9%, to $7.3 million for the three months ended December 30, 2001 from $6.8 million for the comparable period last year. Our effective tax rate for the three months ended December 30, 2001 was 39.0% as compared to 42.0% for the comparable period last year. This change is primarily attributable to our utilization of research and experimentation credits as provided under the Internal Revenue Code.

Liquidity and Capital Resources

        As of December 30, 2001, our working capital was $207.2 million, an increase of $14.2 million from September 30, 2001, of which cash and cash equivalents totaled $19.4 million. In addition, we have a credit agreement (the "Credit Agreement") with various financial institutions which provides us with a revolving credit facility (the "Facility") of $140.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of December 30, 2001, borrowings and standby letters of credit on the Facility totaled $20.0 million and $1.9 million, respectively. Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million, bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes, totaling $18.0 million, bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. At December 30, 2001, the outstanding principal balance was $110.0 million on these notes.

        In the three months ended December 30, 2001, cash used in operating activities was $1.2 million compared to cash provided by operating activities of $2.0 million for the comparable period last year. This change is primarily attributable to the increase in accounts receivable and the timing of payments for liabilities. For the three months ended December 30, 2001, cash used in investing activities was $2.5 million compared to $6.0 million for the comparable period last year. The decrease was primarily due to lower cash requirements for business acquisitions. For the three months ended December 30, 2001, cash provided by financing activities was $6.9 million compared to $4.3 million for the comparable period last year. This increase was primarily attributable to the increase in net borrowings to fund working capital needs.

        We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 2002. However, should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the then current availability of cash, we may pursue additional financing.

        In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on the business environment, as well as on our results of operations. We proceed with an acquisition if we determine that the acquisition is anticipated to have an accretive effect on future operations or could expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

        We believe our operations have not been and, in the foreseeable future, are not expected to be materially adversely affected by inflation or changing prices. However, current general economic conditions may impact our client base and as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. This statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under SFAS No. 142 in the first six months of fiscal 2003. We are currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although early adoption is permitted. We are currently analyzing the impact of this statement and have determined that we will adopt this statement in fiscal 2003.

Market Risks

        We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $22.0 million of our outstanding indebtedness in the next 12 months. Assuming we repay $22.0 million ratably during the next 12 months, and our average interest rate increases or decreases by 1.0%, our annual interest expense could increase or decrease by approximately $0.1 million. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing. We could incur additional debt under the Facility or our operating results could be worse than we expect. In addition, we have outstanding senior secured notes which bear interest at a fixed rate. The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. If interest rates increased by 1.0%, the fair value of the senior secured notes could decrease by $5.1 million. If interest rates decreased by 1.0%, the fair value of the senior secured notes could increase by $5.5 million. We presently have no material contracts under which the currency is not denominated in U.S. dollars. Accordingly, foreign exchange rate fluctuations will not have a material impact on our financial statements.

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

  •
  Credit-worthiness and solvency of clients;

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

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

        The growth of a company presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and human resource management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels could have a material adverse effect on our business.

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

        Agencies of the Federal government are among our most significant clients. During the three months ended December 30, 2001, approximately 26.2% of our net revenue was derived from Federal agencies, of which 11.6% was derived from the Department of Defense (DOD), 9.3% from the Environmental Protection Agency (EPA), 1.2% from the Department of Energy (DOE) and 4.1% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        During the three months ended December 30, 2001, approximately 52.9% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

        On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. In the third quarter of fiscal 2001 we took a charge in that amount to provide a reserve for Metricom.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

        We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During the three months ended December 30, 2001, approximately 42.4% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During the three months ended December 30, 2001, subcontractor costs comprised 26.9% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our international operations expose us to risks such as foreign currency fluctuations

        During the three months ended December 30, 2001, approximately 2.0% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

        On March 30, 2001, we acquired 100% of the capital stock of Williams, Hatfield & Stoner, Inc., a Florida corporation (WHS). In connection with the purchase price adjustment provisions of this transaction, we issued an aggregate of 21,740 shares of Common Stock to the former shareholders of WHS on October 4, 2001. For purposes of this transaction, each share was valued at $15.68. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), provided for in Section 4(2) of the Act.

        On May 21, 2001, we acquired 100% of the capital stock of Vertex Engineering Services, Inc., a Massachusetts corporation (VES). In connection with the purchase price adjustment provisions of this transaction, we issued an aggregate of 12,020 shares of Common Stock to the former shareholders of VES on October 17, 2001. For purposes of this transaction, each share was valued at $21.37. The issuances of Common Stock were made by private placement in reliance on the exemption from the registration provisions of the Act, provided for in Section 4(2) of the Act.

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
10.3
Second Amendment dated as of August 13, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.4
Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

10.5
First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
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
10.15	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.16
Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
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
10.27
Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.28
Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
  (b)
  Reports on Form 8-K

        On January 16, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated January 16, 2002, titled "Tetra Tech Reports First Quarter 2002 Results." The date of the Form 8-K was January 16, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2002		TETRA TECH, INC.
	By:	/s/ Li-San Hwang Li-San Hwang Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)
	By:	/s/ James M. Jaska James M. Jaska President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK FACTORS
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES