Form 10-Q
period 2002-03-31
TETRA TECH INC
filed 2002-05-15
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of May 13, 2002, the total number of outstanding shares of the Registrant's common stock was 52,899,041.

TETRA TECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	March 31, 2002	September 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,392	$16,240
Accounts receivable—net	140,005	152,761
Unbilled receivables—net	134,929	120,925
Contract retentions	7,542	5,103
Prepaid expenses and other current assets	18,823	13,927
Income taxes receivable	2,773	3,608
Deferred income taxes	3,723	3,723

Total Current Assets	328,187	316,287

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	72,186	69,077
Leasehold improvements	8,294	6,715

Total	80,480	75,792
Accumulated depreciation and amortization	(40,653)	(35,856)

PROPERTY AND EQUIPMENT—NET	39,827	39,936

INTANGIBLE ASSETS—NET	264,318	245,019
OTHER ASSETS	6,210	5,979

TOTAL ASSETS	$638,542	$607,221

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,045	$53,977
Accrued compensation	28,008	29,738
Billings in excess of costs on uncompleted contracts	13,268	10,354
Other current liabilities	16,640	14,899
Current portion of long-term obligations	24,890	14,328

Total Current Liabilities	132,851	123,296

LONG-TERM OBLIGATIONS	110,000	111,779

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at March 31, 2002 and September 30, 2001	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 52,831,068 and 52,247,777 shares at March 31, 2002 and September 30, 2001, respectively	528	522
Additional paid-in capital	201,998	195,126
Accumulated other comprehensive loss	(1,619)	(1,641)
Retained earnings	181,545	164,900

TOTAL STOCKHOLDERS' EQUITY	395,691	372,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$638,542	$607,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Gross Revenue	226,128	$234,315	$479,156	$463,645
Subcontractor Costs	48,055	54,657	116,194	116,849

Net Revenue	178,073	179,658	362,962	346,796
Cost of Net Revenue	142,851	138,254	282,828	266,659

Gross Profit	35,222	41,404	80,134	80,137
Selling, General and Administrative Expenses	22,394	18,868	43,844	37,427
Amortization of Intangibles	2,660	2,175	5,321	4,199

Income from Operations	10,168	20,361	30,969	38,511
Interest Expense	2,479	2,308	4,720	4,463
Interest Income	1,002	108	1,038	269

Income Before Income Tax Expense	8,691	18,161	27,287	34,317
Income Tax Expense	3,389	7,627	10,642	14,413

Net Income	$5,302	$10,534	$16,645	$19,904

Basic Earnings Per Share	$0.10	$0.21	$0.32	$0.40

Diluted Earnings Per Share	$0.10	$0.20	$0.30	$0.37

Weighted Average Common Shares Outstanding:
Basic	52,440	50,453	52,396	50,236

Diluted	54,945	53,505	55,089	53,680

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
In thousands	March 31, 2002	April 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,645	$19,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,405	8,956
Provision for losses on receivables	3,051	1,434
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	19,129	3,250
Unbilled receivables	(10,842)	1,270
Contract retentions	(2,306)	(30)
Prepaid expenses and other assets	(4,669)	(7,431)
Accounts payable	(4,882)	(12,074)
Accrued compensation	(3,778)	(2,405)
Billings in excess of costs on uncompleted contracts	2,914	(5,418)
Other current liabilities	1,132	(2,243)
Income taxes receivable/payable	(1,657)	(562)

Net Cash Provided By Operating Activities	26,142	4,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,499)	(4,439)
Payments for business acquisitions, net of cash acquired	(24,482)	(11,372)

Net Cash Used In Investing Activities	(27,981)	(15,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(40,332)	(39,216)
Proceeds from issuance of long-term obligations	45,000	53,500
Net proceeds from issuance of common stock	1,301	2,081

Net Cash Provided By Financing Activities	5,969	16,365

EFFECT OF RATE CHANGES ON CASH	22	(351)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,152	4,854
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,240	7,557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,392	$12,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,707	$4,240
Income taxes, net of refunds received	$11,675	$14,061

(Continued)

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
In thousands	March 31, 2002	April 1, 2001
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2002, the Company's subsidiary, The Thomas Group of Companies, Inc., purchased all of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America's Schoolhouse Consulting Services, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$27,059
Cash paid	(15,055)
Issuance of common stock	(5,018)
Other acquisition costs	(10)

Liabilities assumed	$6,976

In March 2002, the Company purchased all of the capital stock of Hartman & Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$14,482
Cash paid	(10,800)
Other acquisition costs	(10)

Liabilities assumed	$3,672

In March 2001, the Company purchased all of the capital stock of Williams, Hatfield & Stoner, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$11,257
Cash paid		(6,261)
Issuance of common stock		(2,841)
Other acquisition costs		(50)

Liabilities assumed		$2,105

In March 2001, the Company purchased all of the capital stock of Wahco Construction, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$4,774
Cash paid		(400)
Issuance of common stock		(950)
Other acquisition costs		(65)

Liabilities assumed		$3,359

(Continued)

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
In thousands	March 31, 2002	April 1, 2001
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

See accompanying Notes to Condensed Consolidated Financial Statements.

(Concluded)

TETRA TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of income for the three-month and six-month periods ended March 31, 2002 and April 1, 2001 and the condensed consolidated statements of cash flows for the six months ended March 31, 2002 and April 1, 2001 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

        The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2002.

        All share and per share amounts reflect, on a retroactive basis, the 5-for-4 stock split effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on December 17, 2001 for each four shares outstanding as of the record date of November 28, 2001.

2.    Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. The statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. For the six months ended March 31, 2002, goodwill amortization expense was $5.3 million. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under SFAS No. 142 in the first six months of fiscal 2003. The Company is currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although early adoption is permitted. The Company is currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

3.    Earnings Per Share

        Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares. The Company includes as potential common shares the weighted average number shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options. The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one to one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock. The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	Mar. 31, 2002	Apr. 1, 2001	Mar. 31, 2002	Apr. 1, 2001
Numerator—
Net income	$5,302,000	$10,534,000	$16,645,000	$19,904,000

Denominator for basic earnings per share—
Weighted average shares	52,440,000	50,453,000	52,396,000	50,236,000

Denominator for diluted earnings per share—
Denominator for basic earnings per share	52,440,000	50,453,000	52,396,000	50,236,000
Potential common shares:
Stock options	1,270,000	1,785,000	1,458,000	2,175,000
Exchangeable stock of a subsidiary	1,235,000	1,267,000	1,235,000	1,269,000

Potential common shares	2,505,000	3,052,000	2,693,000	3,444,000

Denominator for diluted earnings per share	54,945,000	53,505,000	55,089,000	53,680,000

Basic earnings per share	$0.10	$0.21	$0.32	$0.40

Diluted earnings per share	$0.10	$0.20	$0.30	$0.37

        For the three and six months ended March 31, 2002, 2.0 million and 1.8 million options, respectively, were excluded from the calculation of potential common shares as their effect would have been antidilutive.

4.    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $20.4 million and $16.2 million at March 31, 2002 and September 30, 2001, respectively.

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

        On March 2, 2001, the Company acquired 100% of the capital stock of Wahco Construction, Inc. (WCI), a provider of network and field services to the utility and communications industries primarily in the northwestern region of the United States. The purchase was valued at approximately $1.4 million and consisted of cash and 64,977 shares of Company common stock.

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

        On September 26, 2001, the Company acquired through its wholly-owned subsidiary, MFG, Inc., certain assets of Shepherd Miller, Inc. (SMI), a provider of environmental and engineering consulting services to the mining industry throughout the United States. The purchase was valued at approximately $2.5 million and consisted of cash and 53,005 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of SMI's net asset value as of September 26, 2001.

        On September 26, 2001, the Company acquired 100% of the capital stock of Sciences International, Inc. (SII), a provider of health and environmental risk assessment services to private industries, governments and law firms throughout the United States. The purchase was valued at approximately $5.1 million and consisted of cash and 137,508 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of SII's net asset value as of September 26, 2001.

        On March 25, 2002, the Company acquired through its wholly-owned subsidiary, The Thomas Group of Companies, Inc., 100% of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America's Schoolhouse Consulting Services, Inc. (collectively, TGI), a provider of architectural, engineering and planning services for educational buildings and school systems primarily in the eastern region of the United States. The purchase was valued at approximately $20.0 million and consisted of cash and 392,126 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of TGI's net asset value as of March 25, 2002.

        On March 29, 2002, the Company acquired 100% of the capital stock of Hartman & Associates, Inc. (HAI), a provider of engineering, construction and consulting services in the southeastern region of the United States. The purchase was valued at approximately $10.8 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of HAI's net asset value as of March 29, 2002.

        All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill and is included in Intangible Assets—Net in the accompanying condensed consolidated balance sheets. The results of operations of each of the acquired companies have been included in the Company's financial statements from the effective acquisition dates.

6.    Accounts Receivable

        Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of March 31, 2002 and September 30, 2001 was $50.1 million and $45.1 million, respectively. The allowance for doubtful accounts at March 31, 2002 and September 30, 2001 includes a reserve of $38.3 million for an account debtor that has filed for Chapter 11 protection under the U.S. Bankruptcy Code. The allowance for disallowed costs as of both March 31, 2002 and September 30, 2001 was $0.8 million. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on those contract receivables where collectibility is not assured plus a general allowance for which some potential loss is determined to be probable based upon current events and circumstances. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7.    Unaudited Pro Forma Operating Results

        The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired RMC, WHS, VES, MTI, CTI, WUC and TGI on October 2, 2000. The effect of unaudited pro forma results of WCI, DXA, SMI, SII and HAI, had they been acquired on October 2, 2000 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 2, 2000.

	Pro Forma Six Months Ended
	March 31, 2002	April 1, 2001
Gross revenue	$492,770,000	$527,376,000
Net revenue	375,303,000	395,543,000
Income from operations	30,913,000	43,795,000
Net income	16,515,000	22,495,000
Basic earnings per share	0.31	0.44
Diluted earnings per share	0.30	0.41
Weighted average shares outstanding:
Basic	52,559,000	50,948,000
Diluted	55,252,000	54,392,000

8.    Operating Segments

        The Company's management has organized its operations into three operating segments: Resource Management, Infrastructure and Communications. The Resource Management operating segment provides specialized environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The Infrastructure operating segment provides engineering services to provide additional development, as well as upgrading and replacement of existing infrastructure, to both public and private organizations. The Communications operating segment provides a comprehensive set of services including engineering, consulting and operational services to communications companies, wireless service providers and cable operators. Management has established these operating segments based upon the services provided, the different marketing strategies, and the specialized needs of the clients. The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization.

        The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
Three months ended March 31, 2002
Gross Revenue	$122,981	$76,918	$36,122	$236,021
Net Revenue	86,519	64,972	25,245	176,736
Income/(Loss) from Operations	9,225	7,809	(4,264)	12,770
Depreciation Expense	1,252	2,319	2,273	5,844

	Resource Management	Infrastructure	Communications	Total
Six months ended March 31, 2002
Gross Revenue	$251,794	$150,203	$89,644	$491,641
Net Revenue	170,451	126,279	63,478	360,208
Income from Operations	18,404	16,283	1,230	35,917
Depreciation Expense	2,124	3,428	3,296	8,848

	Resource Management	Infrastructure	Communications	Total
Three months ended April 1, 2001
Gross Revenue	$99,641	$75,646	$68,428	$243,715
Net Revenue	68,440	63,307	46,576	178,323
Income from Operations	7,877	8,238	6,373	22,488
Depreciation Expense	390	810	663	1,863

	Resource Management	Infrastructure	Communications	Total
Six months ended April 1, 2001
Gross Revenue	$191,616	$146,951	$143,160	$481,727
Net Revenue	130,192	118,990	95,163	344,345
Income from Operations	14,592	13,812	13,962	42,366
Depreciation Expense	806	1,960	1,772	4,538

Reconciliations:

	Three Months Ended
	March 31, 2002	April 1, 2001
Gross Revenue
Gross revenue from reportable segments	$236,021	$243,715
Elimination of inter-segment revenue	(11,230)	(10,735)
Other revenue	1,337	1,335

Total consolidated gross revenue	$226,128	$234,315

Net Revenue
Net revenue from reportable segments	$176,736	$178,323
Other revenue	1,337	1,335

Total consolidated net revenue	$178,073	$179,658

Income from Operations
Income from operations of reportable segments	$12,770	$22,488
Other income	58	48
Amortization of intangibles	(2,660)	(2,175)

Total consolidated income from operations	$10,168	$20,361

	Six Months Ended
	March 31, 2002	April 1, 2001
Gross Revenue
Gross revenue from reportable segments	$491,641	$481,727
Elimination of inter-segment revenue	(15,239)	(20,533)
Other revenue	2,754	2,451

Total consolidated gross revenue	$479,156	$463,645

Net Revenue
Net revenue from reportable segments	$360,208	$344,345
Other revenue	2,754	2,451

Total consolidated net revenue	$362,962	$346,796

Income from Operations
Income from operations of reportable segments	$35,917	$42,366
Other income	373	344
Amortization of intangibles	(5,321)	(4,199)

Total consolidated income from operations	$30,969	$38,511

Major Clients

        The Company's net revenue attributable to the U.S. Government was approximately $47.5 million and $44.4 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Net revenue attributable to the U.S. Government was approximately $95.9 million and $85.6 million for the six months ended March 31, 2002 and April 1, 2001, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. Government.

9.    Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $5.3 million and $10.2 million for the three months ended March 31, 2002 and April 1, 2001, respectively. For the six months ended March 31, 2002 and April 1, 2001, comprehensive income was $16.7 million and $19.5 million, respectively. For the three and six months ended March 31, 2002, the Company realized net translation losses of $0.1 million and net translation gains of $0.0 million, respectively. For the three and six months ended April 1, 2001, the Company incurred net translation losses of $0.3 million and $0.4 million, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties including those described under the heading "Risk Factors." Our actual liquidity needs, capital resources and operating results may differ materially from the discussion set forth below in these forward-looking statements. For additional information, refer to the Notes to Condensed Consolidated Financial Statements.

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

        We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Client Sector
Federal government	26.7%	24.7%	26.5%	24.7%
State & local government	20.8	18.3	19.8	16.9
Commercial	50.2	53.5	51.5	54.6
International	2.3	3.5	2.2	3.8

	100.0%	100.0%	100.0%	100.0%

        We currently manage our business in three operating segments: Resource Management, Infrastructure and Communications. As the market and many of our customers are requesting solutions that integrate resources from these segments, we are examining a structure that reflects this business approach. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Operating Segment
Resource Management	48.6%	38.1%	47.0%	37.5%
Infrastructure	36.5	35.2	34.8	34.3
Communications	14.2	25.9	17.5	27.4
Other revenue	0.7	0.8	0.7	0.8

	100.0%	100.0%	100.0%	100.0%

Recent Acquisitions

        As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the second quarter of fiscal 2002, we made the following acquisitions:

        The Thomas Group of Companies—In March 2002, we acquired 100% of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America's Schoolhouse Consulting Services, Inc. (collectively, TGI). The purchase was valued at approximately $20.0 million. TGI, a New York-based architectural and engineering firm, provides a full range of architectural, engineering and planning services for educational buildings and school systems primarily in the eastern region of the United States.

        Hartman & Associates, Inc.—In March 2002, we acquired 100% of the capital stock of Hartman & Associates, Inc. (HAI). The purchase was valued at approximately $10.8 million. HAI, a Florida-based engineering services firm, provides engineering, construction and consulting services primarily in the southeastern region of the United States.

Results of Operations

        The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

	Percentage Relationship to Net Revenue
	Three Months Ended		Six Months Ended
	March 31, 2002	April 1, 2001	March 31, 2002	April 1, 2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	80.2	77.0	77.9	76.9

Gross profit	19.8	23.0	22.1	23.1
Selling, general and administrative expenses	12.6	10.5	12.1	10.8
Amortization of intangibles	1.5	1.2	1.5	1.2

Income from operations	5.7	11.3	8.5	11.1
Net interest expense	0.8	1.2	1.0	1.2

Income before income tax expense	4.9	10.1	7.5	9.9
Income tax expense	1.9	4.2	2.9	4.2

Net income	3.0%	5.9%	4.6%	5.7%

        Revenue.    Net revenue decreased $1.6 million, or 0.9%, to $178.1 million for the three months ended March 31, 2002 from $179.7 million for the comparable period last year. For the six months ended March 31, 2002, net revenue increased $16.2 million, or 4.7%, to $363.0 million from $346.8 million for the comparable period last year. Net revenue in our Resource Management business area grew $18.1 million, or 26.4%, to $86.5 million in the three months ended March 31, 2002, from $68.4 million for the comparable period last year. For the six months ended March 31, 2002, net revenue in our Resource Management business area grew $40.3 million, or 30.9%, to $170.5 million from $130.2 million for the comparable period last year. This growth was primarily attributable to our continued efforts to support homeland security services as well as revenue provided by companies acquired in fiscal 2001. In the three months ended March 31, 2002, net revenue from our Infrastructure business area grew $1.7 million, or 2.6%, to $65.0 million from $63.3 million in the comparable period last year. For the six months ended March 31, 2002, net revenue in our Infrastructure business area grew $7.3 million, or 6.1%, to $126.3 million from $119.0 million for the comparable period last year. The limited growth was affected by lower spending by commercial clients, including certain services performed for communications clients in our Infrastructure business area. Our Communications business area realized a reduction in net revenue for the three months ended March 31, 2002 of $21.3 million, or 45.8%, to $25.2 million from $46.6 million in the comparable period last year. For the six months ended March 31, 2002, net revenue in our Communications business area was lower by $31.7 million, or 33.3%, to $63.5 million from $95.2 million for the comparable period last year. This reduction resulted from the continued decline in capital spending by information carriers. In both our Federal and state and local government sectors, we continued to realize net revenue increases in actual dollars and as a percentage of net revenue.

        We segregate from our total revenue, the revenue recognized by acquired companies during their first 12 months following their respective effective dates of acquisition. We refer to revenue recognized from acquired companies during such first 12 months as acquisitive revenue. We compute organic revenue by deducting acquisitive revenue from total revenue. Acquisitive revenue for the three months ended March 31, 2002 totaled $21.1 million. Excluding this net revenue, we realized negative organic growth in our net revenue of 12.6% for the three months ended March 31, 2002 from the comparable period last year.

        Gross revenue for the three months ended March 31, 2002 decreased $8.2 million, or 3.5%, to $226.1 million from $234.3 million for the comparable period last year. Our Resource Management business area realized gross revenue growth of $23.3 million, or 23.4%, from the comparable period last year. Gross revenue in our Infrastructure business area grew by $1.3 million, or 1.7%, from the comparable period last year. In our Communications business area, gross revenue decreased by $32.3 million, or 47.2%, from the comparable period last year. Acquisitive gross revenue for the three months ended March 31, 2002 totaled $28.8 million. Excluding this gross revenue, we realized negative organic growth in our gross revenue of 15.8% from the comparable period last year.

        Cost of Net Revenue.    Cost of net revenue increased $4.6 million, or 3.3%, to $142.9 million for the three months ended March 31, 2002 from $138.3 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended March 31, 2002 was 80.2% compared to 77.0% for the comparable period last year. For the six months ended March 31, 2002, cost of net revenue increased $16.2 million, or 6.1%, to $282.8 million from $266.7 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the six months ended March 31, 2002 was 77.9% compared to 76.9% for the comparable period last year. The increase in cost of net revenue in both actual dollars and as a percentage of net revenue was primarily due to the timing of our expense reduction in response to volume decreases in our net revenue.

        Selling, General and Administrative Expenses.    SG&A expenses excluding amortization of intangibles increased $3.5 million, or 18.7%, to $22.4 million for the three months ended March 31, 2002 from $18.9 million for the comparable period last year. As a percentage of net revenue, total SG&A expenses increased to 12.6% for the three months ended March 31, 2002 from 10.5% for the comparable period last year. For the six months ended March 31, 2002, SG&A expenses excluding amortization of intangibles increased $6.4 million, or 17.1%, to $43.8 million from $37.4 million for the comparable period last year. As a percentage of net revenue, total SG&A expenses increased to 12.1% for the six months ended March 31, 2002 from 10.8% for the comparable period last year. These increases were primarily attributable to increased SG&A at operating levels, as well as the continued automation of our corporate business systems and processes, business development activities and the timing of professional services expenses. Amortization expense relating to acquisitions increased to 1.5% of net revenue for the three months and six months ended March 31, 2002 compared to 1.2% for both the three months and six months ended April 1, 2001.

        Net Interest Expense.    Net interest expense decreased $0.7 million, or 32.9%, to $1.5 million for the three months ended March 31, 2002 from $2.2 million for the comparable period last year. For the six months ended March 31, 2002, net interest expense decreased $0.5 million, or 12.2%, to $3.7 million from $4.2 million for the comparable period last year. These decreases were primarily attributable to lower effective interest rates and an increase in interest income on certain receivables.

        Income Tax Expense.    Income tax expense decreased $4.2 million, or 55.6%, to $3.4 million for the three months ended March 31, 2002 from $7.6 million for the comparable period last year. For the six months ended March 31, 2002, income tax expense decreased $3.8 million, or 26.2%, to $10.6 million from $14.4 million for the comparable period last year. Our current estimated effective tax rate is 39.0% compared to 42.0% in the comparable period last year. The decrease in the rate is primarily attributable to estimated tax credits.

Liquidity and Capital Resources

        As of March 31, 2002, our working capital was $195.3 million, an increase of $2.3 million from September 30, 2001, of which cash and cash equivalents totaled $20.4 million. In addition, we have a credit agreement (the "Credit Agreement") with various financial institutions which provides for a revolving credit facility (the "Facility") of $140.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time.

Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of March 31, 2002, borrowings and standby letters of credit on the Facility totaled $23.0 million and $3.6 million, respectively. Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million under a note purchase agreement. The Series A Notes, totaling $92.0 million, bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes, totaling $18.0 million, bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. At March 31, 2002, the outstanding principal balance was $110.0 million on these notes. Under both the Credit Agreement and note purchase agreement we are required to meet certain financial ratios.

        In the six months ended March 31, 2002, we generated $26.1 million from operating activities compared to $4.7 million in the comparable period last year. This increase was in part attributable in part to our collection of accounts receivable. In the six months ended March 31, 2002, cash used in investing activities was $27.9 million compared to $15.8 million for the comparable period last year. This increase was primarily the result of cash used for business acquisitions. In the six months ended March 31, 2002, cash provided by financing activities was $6.0 million compared to $16.4 million for the comparable period last year. This decrease was attributable to lower borrowings on the Facility.

        We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 2002. However, should we pursue an acquisition or acquisitions in which potential cash consideration exceeds the then current availability of cash, we may pursue additional financing.

        In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on the business environment, as well as on our results of operations. We proceed with an acquisition if we determine that the acquisition is anticipated to have an accretive effect on future operations. However, as successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

        We believe our operations have not been and, in the foreseeable future, are not expected to be materially adversely affected by inflation or changing prices. However, current general economic conditions may impact our clients and, as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Long-Term Contracts:    Contract revenues are recognized on the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs. This method of revenue recognition requires us to prepare estimates of costs to complete for contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of material and labor, liability claims, contract disputes or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

        Allowance for Doubtful Accounts:    Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Recently Issued Financial Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations for combinations initiated after July 1, 2001. This statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under SFAS No. 142 in the first six months of fiscal 2003. We are currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although early adoption is permitted. We are currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

Market Risks

        We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $24.9 million of our outstanding indebtedness in the next 12 months. Assuming we repay $24.9 million ratably during the next 12 months, and our average interest rate increases or decreases by 1.0%, our annual interest expense could increase or decrease by approximately $0.1 million. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing. We could incur additional debt under the Facility or our operating results could be worse than we expect. In addition, we have outstanding senior secured notes which bear interest at a fixed rate. The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. If interest rates increased by 1.0%, the fair value of the senior secured notes could decrease by $5.1 million. If interest rates decreased by 1.0%, the fair value of the senior secured notes could increase by $5.5 million. We presently have no material contracts under which the currency is not denominated in U.S. dollars. Accordingly, foreign exchange rate fluctuations will not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Please refer to the information we have included under the heading "Market Risks" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS

        Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline.

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

        A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2001, we purchased 11 companies in ten separate transactions. During the six months ended March 31, 2002, we purchased three companies in two transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

  •
  We may not be able to identify suitable acquisition candidates or to acquire additional companies on favorable terms;

  •
  We compete with others to acquire companies which may result in decreased availability or increased price for suitable acquisition candidates;

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

        Finally, acquired companies that derive a significant portion of their revenue from the Federal government and that do not follow the same cost accounting policies and billing procedures as we do may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

        Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

  •
  The seasonality of the spending cycle of our public sector clients, notably the Federal government and the spending patterns of our private sector clients;

  •
  Employee hiring and utilization rates;

  •
  The number and significance of client engagements commenced and completed during a quarter;

  •
  Credit-worthiness and solvency of clients;

  •
  Delays incurred in connection with an engagement;

  •
  The ability of clients to terminate engagements without penalties;

  •
  The size and scope of engagements;

  •
  The timing of expenses incurred for corporate initiatives;

  •
  Reductions in the prices of services offered by our competitors;

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

  •
  Changes in environmental legislation;

  •
  Broader market fluctuations; and

  •
  General economic or political conditions.

Downturns in the financial markets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

        Recent downturns in the capital markets have impacted the spending patterns of certain clients. For example, as a result of the slowdown in telecommunications infrastructure spending, we have experienced contract delays in our Communications business area. In addition, certain of our existing and potential clients have either postponed entering into new contracts or requested price concessions. The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these conditions affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market downturns.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        During the six months ended March 31, 2002, approximately 51.5% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

        On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. In the third quarter of fiscal 2001 we took a charge in that amount to provide a reserve for the Metricom receivable.

The consolidation of our client base could adversely impact our business

        Recently, there has been consolidation within our current and potential commercial client base, particularly in the telecommunications industry. Future consolidation activity could have the effect of reducing the number of our current or potential clients, and lead to an increase in the bargaining power of our remaining clients. This potential increase in bargaining power could create greater competitive pressures and effectively limit the rates we charge for our services. As a result, our revenue and margins could be adversely affected.

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

Our revenues from agencies of the Federal government are concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

        Agencies of the Federal government are among our most significant clients. During the six months ended March 31, 2002, approximately 26.5% of our net revenue was derived from Federal agencies, of which 12.9% was derived from the Department of Defense (DOD), 9.6% from the Environmental Protection Agency (EPA), 1.6% from the Department of Energy (DOE), and 2.4% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

Our contracts with governmental agencies are subject to audit, which could result in the disallowance of certain costs

        Contracts with the Federal government and other governmental agencies are subject to audits. Most of these audits are conducted by the Defense Contract Audit Agency (DCAA), which reviews our overhead rates, operating systems and cost proposals. The DCAA may disallow costs if it determines that we accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards. A disallowance of costs by the DCAA, or other governmental auditors, could have a material adverse effect on our business.

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

        We contract with Federal and state governments as well as with the private sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price and fixed-unit price contracts. In the six months ended March 31, 2002, approximately 39.9% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our gross revenue backlog as of March 31, 2002 was approximately $674.1 million. We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the Federal government and other clients are terminable at will. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During the six months ended March 31, 2002, subcontractor costs comprised 24.2% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

        We compete for projects and engagements with a number of competitors which can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor. If competitive pressures, particularly in our communications business segment, force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results of operations would be harmed.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp Dresser & McKee Inc.; Crown Castle International; CH2M Hill Companies Ltd.; Earth Tech, Inc. a wholly-owned subsidiary of Tyco International Ltd; IT Group Inc.; Mastec, Inc.; Montgomery Watson Harza; o2wireless Solutions, Inc.; Quanta Services; Roy F. Weston, Inc.; Science Applications International Corporation; TRC Environmental Corporation; URS Corporation; and Wireless Facilities, Inc.

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

        We currently maintain comprehensive general liability, umbrella professional and pollution liability insurance policies. We believe that our insurance policies are adequate for our business operations. The professional and pollution liability policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. Should we terminate our professional and pollution liability policies and not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. In addition, if we expand into new markets, there can be no assurance that we will be able to obtain insurance coverage for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

We may be precluded from providing certain services due to conflict of interest issues

        Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a commercial client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects because of these conflicts of interest issues.

Our international operations expose us to risks such as foreign currency fluctuations

        During the six months ended March 31, 2002, approximately 2.2% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We periodically enter into forward exchange contracts to address certain foreign currency fluctuations.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

        On March 25, 2002, we acquired 100% of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C., a New York professional corporation, and America's Schoolhouse Consultants, Inc., a New York corporation (collectively, TGI). In connection with this transaction, we issued an aggregate of 392,126 shares of common stock to certain of the former shareholders of TGI. For purposes of this transaction, each share was valued at $12.80. The issuances of common stock were made by private placement in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended, provided for in Section 4(2) thereof.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On February 19, 2002, we held our annual meeting of stockholders for the following purposes:

  (1)
  To elect five directors to our Board of Directors and

  (2)
  To adopt our 2002 Stock Plan.

        The votes cast in connection with such matters were as follows:

  Election of Directors:

Director	For	Withhold Authority	Abstentions	Broker Non-Votes
Li-San Hwang	42,131,745	162,907	0	0
J. Christopher Lewis	42,124,762	169,890	0	0
Patrick C. Haden	42,133,751	160,901	0	0
James J. Shelton	42,111,503	183,148	0	0
Daniel A. Whalen	42,041,850	252,802	0	0

  Adoption of 2002 Stock Plan:

For	Against	Abstentions	Broker Non-Votes
34,422,308	1,764,581	86,975	6,020,788

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2	Bylaws of the Company as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).
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
10.4	Third Amendment dated as of February 28, 2002 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.
10.5
Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).
10.6
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
10.16	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.17
Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.18
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
10.22
Registration Rights Agreement dated as of December 21, 2000 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2000).
10.23
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
10.25
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
10.29
Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.30	Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto.
  (b)
  Reports on Form 8-K

        On March 15, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated March 14, 2002, titled "Tetra Tech Updates Guidance for Second Quarter Based on Slowdown in Communications Segment." The date of the Form 8-K was March 15, 2002.

        On April 18, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated April 17, 2002, titled "Tetra Tech Reports Second Quarter 2002 Results." The date of the Form 8-K was April 18, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002		TETRA TECH, INC.
	By:	/s/ James M. Jaska James M. Jaska President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
TETRA TECH, INC. INDEX
PART I. FINANCIAL INFORMATION
Item 1.
Tetra Tech, Inc. Condensed Consolidated Balance Sheets
Tetra Tech, Inc. Condensed Consolidated Statements of Income (Unaudited)
Tetra Tech, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
TETRA TECH, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
RISK FACTORS
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE