Form 10-Q
period 2002-06-30
TETRA TECH INC
filed 2002-08-14
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 12, 2002, the total number of outstanding shares of the Registrant's common stock was 53,272,930.

TETRA TECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	June 30, 2002	September 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,652	$16,240
Accounts receivable—net	136,660	152,761
Unbilled receivables—net	125,326	120,925
Contract retentions	5,245	5,103
Prepaid expenses and other current assets	16,787	13,927
Income taxes receivable	1,514	3,608
Deferred income taxes	3,723	3,723

Total Current Assets	311,907	316,287

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	76,528	69,077
Leasehold improvements	8,055	6,715

Total	84,583	75,792
Accumulated depreciation and amortization	(42,983)	(35,856)

PROPERTY AND EQUIPMENT—NET	41,600	39,936

INTANGIBLE ASSETS—NET	278,312	245,019
OTHER ASSETS	6,417	5,979

TOTAL ASSETS	$638,236	$607,221

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,719	$53,977
Accrued compensation	34,701	29,738
Billings in excess of costs on uncompleted contracts	12,474	10,354
Other current liabilities	12,809	14,899
Current portion of long-term obligations	10,818	14,328

Total Current Liabilities	119,521	123,296

LONG-TERM OBLIGATIONS	110,000	111,779

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at June 30, 2002 and September 30, 2001	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 53,256,038 and 52,247,777 shares at June 30, 2002 and September 30, 2001, respectively	533	522
Additional paid-in capital	206,562	195,126
Accumulated other comprehensive loss	(1,264)	(1,641)
Retained earnings	189,645	164,900

TOTAL STOCKHOLDERS' EQUITY	408,715	372,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$638,236	$607,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share data	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Gross Revenue	$238,171	$250,124	$717,327	$713,769
Subcontractor Costs	52,735	58,576	168,929	175,425

Net Revenue	185,436	191,548	548,398	538,344
Cost of Net Revenue	148,607	147,022	431,435	413,681

Gross Profit	36,829	44,526	116,963	124,663
Selling, General and Administrative Expenses	20,132	57,616	63,976	95,043
Amortization of Intangibles	2,661	2,430	7,982	6,629

Income/(Loss) from Operations	14,036	(15,520)	45,005	22,991
Interest Expense	2,384	2,440	7,104	6,903
Interest Income	149	162	1,187	431

Income/(Loss) Before Income Tax Expense/(Benefit)	11,801	(17,798)	39,088	16,519
Income Tax Expense/(Benefit)	3,701	(13,969)	14,343	444

Net Income/(Loss)	$8,100	$(3,829)	$24,745	$16,075

Basic Earnings/(Loss) Per Share	$0.15	$(0.07)	$0.47	$0.32

Diluted Earnings/(Loss) Per Share	$0.15	$(0.07)	$0.45	$0.30

Weighted Average Common Shares Outstanding:
Basic	52,976	51,233	52,589	50,568

Diluted	55,201	51,233	55,126	53,932

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
In thousands	June 30, 2002	July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,745	$16,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,447	13,621
Provision for losses on receivables	3,958	38,808
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	21,310	(24,144)
Unbilled receivables	(1,901)	7,924
Contract retentions	(9)	(121)
Prepaid expenses and other assets	(1,721)	(8,709)
Accounts payable	(6,496)	(16,402)
Accrued compensation	2,180	3,092
Billings in excess of costs on uncompleted contracts	2,120	(2,238)
Other current liabilities	(3,312)	(2,697)
Income taxes receivable/payable	(398)	(20,511)

Net Cash Provided By Operating Activities	57,923	4,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,168)	(6,380)
Payments for business acquisitions, net of cash acquired	(42,447)	(36,627)

Net Cash Used In Investing Activities	(47,615)	(43,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(56,144)	(155,260)
Proceeds from issuance of long-term obligations	46,000	189,000
Net proceeds from issuance of common stock	5,871	7,642

Net Cash (Used In) Provided By Financing Activities	(4,273)	41,382

EFFECT OF EXCHANGE RATE CHANGES ON CASH	377	(126)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,412	2,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,240	7,557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,652	$10,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,238	$6,320
Income taxes, net of refunds received	$13,227	$21,182

(Continued)

	Nine Months Ended
In thousands	June 30, 2002	July 1, 2001
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
In June 2002, the Company purchased all of the capital stock of Ardaman & Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$23,179
Cash paid	(21,900)
Other acquisition costs	(10)

Liabilities assumed	$1,269

In March 2002, the Company purchased all of the capital stock of Hartman & Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$14,641
Cash paid	(10,800)
Other acquisition costs	(10)

Liabilities assumed	$3,831

In March 2002, the Company's subsidiary, The Thomas Group of Companies, Inc., purchased all of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America's Schoolhouse Consulting Services, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$27,858
Cash paid	(15,055)
Issuance of common stock	(5,018)
Other acquisition costs	(10)

Liabilities assumed	$7,775

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

In June 2001, the Company purchased all of the capital stock of The Design Exchange Architects, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$1,557
Cash paid		(1,300)
Other acquisition costs		(50)

Liabilities assumed		$207

(Continued)

	Nine Months Ended
In thousands	June 30, 2002	July 1, 2001
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

In March 2001, the Company purchased all of the capital stock of Wahco Construction, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$4,774
Cash paid		(400)
Issuance of common stock		(950)
Other acquisition costs		(65)

Liabilities assumed		$3,359

(Continued)

	Nine Months Ended
In thousands	June 30, 2002	July 1, 2001
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

See accompanying Notes to Condensed Consolidated Financial Statements.

(Concluded)

TETRA TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2002 and July 1, 2001 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2002 and July 1, 2001 are unaudited and, in the opinion of management, include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

        The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2002.

        All share and per share amounts reflect, on a retroactive basis, the 5-for-4 stock split effected in the form of a 25% stock dividend, wherein one additional share of stock was issued on December 17, 2001 for each four shares outstanding as of the record date of November 28, 2001.

2.    Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations for combinations initiated after June 30, 2001. The statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. For the nine months ended June 30, 2002, goodwill amortization expense was $8.0 million. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under SFAS No. 142 in the first six months of fiscal 2003. The Company is currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although early adoption is permitted. The Company is currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

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

	Three Months Ended		Nine Months Ended
	Jun. 30, 2002	Jul. 1, 2001	Jun. 30, 2002	Jul. 1, 2001
Numerator—
Net income/(loss)	$8,100,000	$(3,829,000)	$24,745,000	$16,075,000

Denominator for basic earnings per share—
Weighted average shares	52,976,000	51,233,000	52,589,000	50,568,000

Denominator for diluted earnings per share—
Denominator for basic earnings per share	52,976,000	51,233,000	52,589,000	50,568,000
Potential common shares:
Stock options	991,000	—	1,302,000	2,095,000
Exchangeable stock of a subsidiary	1,235,000	—	1,235,000	1,269,000

Potential common shares	2,226,000	—	2,537,000	3,364,000

Denominator for diluted earnings per share	55,201,000	51,233,000	55,126,000	53,932,000

Basic earnings/(loss) per share	$0.15	$(0.07)	$0.47	$0.32

Diluted earnings/(loss) per share	$0.15	$(0.07)	$0.45	$0.30

        For the three and nine months ended June 30, 2002, 2.5 million and 1.9 million options, respectively, were excluded from the calculation of potential common shares because the exercise price of the excluded options exceeded the average market price for the respective periods.

4.    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $22.7 million and $16.2 million at June 30, 2002 and September 30, 2001, respectively.

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

        On May 21, 2001, the Company acquired 100% of the capital stock of Vertex Engineering Services, Inc. (VES), a provider of environmental engineering, consulting and surety and insurance construction management services throughout the United States. The purchase was valued at approximately $10.0 million and consisted of cash and 386,437 shares of Company common stock.

        On May 25, 2001, the Company acquired 100% of the capital stock of Maxim Technologies, Inc. (MTI), a provider of environmental and engineering consulting services throughout the United States. The purchase was valued at approximately $13.7 million and consisted of cash and 296,995 shares of Company common stock.

        On June 1, 2001, the Company acquired certain assets of Commonwealth Technology, Inc. (CTI), a provider of environmental and infrastructure engineering and consulting services primarily in the southeastern region of the United States. The purchase was valued at approximately $3.7 million and consisted of cash and 103,715 shares of Company common stock.

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

        On March 25, 2002, the Company acquired through its wholly-owned subsidiary, The Thomas Group of Companies, Inc., 100% of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America's Schoolhouse Consulting Services, Inc. (collectively, TGI), a provider of architectural, engineering and planning services for educational buildings and school systems primarily in the eastern region of the United States. The purchase was valued at approximately $20.1 million and consisted of cash and 392,126 shares of Company common stock and is subject to a purchase price and purchase allocation adjustment based upon the final determination of TGI's net asset value as of March 25, 2002.

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

        On June 29, 2002, the Company acquired 100% of the capital stock of Ardaman & Associates, Inc. (AAI), a provider of geotechnical, geophysical and hydrogeological consulting and engineering services in the southeastern region of the United States. The purchase was valued at approximately $21.9 million and consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of AAI's net asset value as of June 29, 2002.

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

6.    Accounts Receivable

        Accounts receivable are presented net of a valuation allowance to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of June 30, 2002 and September 30, 2001 was $50.0 million and $45.1 million, respectively. The allowance for doubtful accounts at June 30, 2002 and September 30, 2001 includes a reserve of $38.3 million for an account debtor that has filed for Chapter 11 protection under the U.S. Bankruptcy Code. The allowance for disallowed costs as of June 30, 2002 and September 30, 2001 was $1.1 million and $0.8 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on contract receivables where collectibility is not assured plus a general allowance for which some potential loss is determined to be probable based upon current events and circumstances. Management currently believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations; however, to the extent the credit quality of the Company's client base deteriorates, current reserve levels may not be sufficient to cover such losses.

7.    Unaudited Pro Forma Operating Results

        The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired RMC, WHS, VES, MTI, CTI, WUC, TGI and AAI on October 2, 2000. The effect of unaudited pro forma results of WCI, DXA, SMI, SII and HAI, had they been acquired on October 2, 2000 is not material. These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 2, 2000.

	Pro Forma Nine Months Ended
	June 30, 2002	July 1, 2001
Gross revenue	$753,657,000	$819,714,000
Net revenue	581,785,000	623,832,000
Income from operations	46,329,000	32,308,000
Net income	25,134,000	20,742,000
Basic earnings per share	0.48	0.40
Diluted earnings per share	0.45	0.38
Weighted average common shares outstanding:
Basic	52,752,000	51,452,000
Diluted	55,289,000	54,816,000

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

        The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

Three months ended June 30, 2002	Resource Management	Infrastructure	Communications	Total
Gross Revenue	$124,107	$85,037	$37,905	$247,049
Net Revenue	88,844	71,297	23,860	184,001
Income from Operations	9,229	7,586	123	16,938
Depreciation Expense	840	1,215	1,198	3,253

Nine months ended June 30, 2002	Resource Management	Infrastructure	Communications	Total
Gross Revenue	$375,901	$235,240	$127,550	$738,691
Net Revenue	259,295	197,576	87,338	544,209
Income from Operations	27,633	23,869	1,353	52,855
Depreciation Expense	2,092	3,534	3,471	9,097
Three months ended July 1, 2001	Resource Management	Infrastructure	Communications	Total
Gross Revenue	$108,448	$80,858	$68,384	$257,690

Net Revenue	77,498	64,949	47,889	190,336
Income/(Loss) from Operations	9,261	8,493	(30,952)	(13,198)
Depreciation Expense	629	973	528	2,130

Nine months ended July 1, 2001	Resource Management	Infrastructure	Communications	Total
Gross Revenue	$300,064	$227,809	$211,544	$739,417
Net Revenue	207,690	183,940	143,052	534,682
Income/(Loss) from Operations	23,853	22,305	(16,989)	(29,169)
Depreciation Expense	1,434	2,834	2,300	6,568

Reconciliations:

	Three Months Ended
	June 30, 2002	July 1, 2001
Gross Revenue
Gross revenue from reportable segments	$247,049	$257,690
Elimination of inter-segment revenue	(10,313)	(8,778)
Other revenue	1,435	1,212

Total consolidated gross revenue	$238,171	$250,124

Net Revenue
Net revenue from reportable segments	$184,101	$190,336
Other revenue	1,435	1,212

Total consolidated net revenue	$185,436	$191,548

Income/(Loss) from Operations
Income/(loss) from operations of reportable segments	$16,938	$(13,198)
Other (expense)/income	(241)	108
Amortization of intangibles	(2,661)	(2,430)

Total consolidated income/(loss) from operations	$14,036	$(15,520)

	Nine Months Ended
	June 30, 2002	July 1, 2001
Gross Revenue
Gross revenue from reportable segments	$738,691	$739,417
Elimination of inter-segment revenue	(25,553)	(29,310)
Other revenue	4,189	3,662

Total consolidated gross revenue	$717,327	$713,769

Net Revenue
Net revenue from reportable segments	$544,209	$534,682
Other revenue	4,189	3,662

Total consolidated net revenue	$548,398	$538,344

Income from Operations
Income from operations of reportable segments	$52,855	$29,169
Other income	132	451
Amortization of intangibles	(7,982)	(6,629)

Total consolidated income from operations	$45,005	$22,991

Major Clients

        The Company's net revenue attributable to the U.S. Government was approximately $42.9 million and $49.2 million for the three months ended June 30, 2002 and July 1, 2001, respectively. Net revenue attributable to the U.S. Government was approximately $138.7 million and $134.8 million for the nine months ended June 30, 2002 and July 1, 2001, respectively. Both the Resource Management and Infrastructure operating segments report revenue from the U.S. Government.

9.    Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income/(loss) was approximately $8.5 million and $(3.6) million for the three months ended June 30, 2002 and July 1, 2001, respectively. For the nine months ended June 30, 2002 and July 1, 2001, comprehensive income was $25.1 million and $16.0 million, respectively. For the three and nine months ended June 30, 2002, the Company realized net translation gains of $0.4 million. For the three months ended July 1, 2001, the Company incurred net translation gains of $0.2 million. For the nine months ended July 1, 2001, the Company incurred net translation losses of $0.1 million.

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

Overview

        Tetra Tech, Inc. is a leading provider of specialized engineering and technical services in three principal business areas: resource management, infrastructure and communications. We assist our clients in defining problems and developing innovative and cost-effective solutions. Our technical services, which implement solutions, include research and development, applied science, engineering and architectural design, construction management, and operations and maintenance. Our clients include a diverse base of public and private organizations located in the United States and internationally.

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

        We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended		Nine Months Ended
Client Sector	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Federal government	23.1%	25.6%	25.3%	25.0%
State & local government	28.1	19.9	22.6	18.0
Commercial	46.3	51.3	49.8	53.4
International	2.5	3.2	2.3	3.6

	100.0%	100.0%	100.0%	100.0%

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

	Percentage of Net Revenue
	Three Months Ended		Nine Months Ended
Operating Segment	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Resource Management	47.9%	40.6%	47.3%	38.6%
Infrastructure	38.4	33.8	36.0	34.1
Communications	12.9	25.0	15.9	26.6
Other revenue	0.8	0.6	0.8	0.7

	100.0%	100.0%	100.0%	100.0%

Recent Acquisitions

        As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings. During the third quarter of fiscal 2002, we made the following acquisition:

        Ardaman & Associates, Inc.—In June 2002, we acquired 100% of the capital stock of Ardaman & Associates, Inc. (AAI). The purchase was valued at approximately $21.9 million. AAI, a Florida-based engineering services firm, provides geotechnical, geophysical and hydrogeological consulting and engineering services primarily in the southeastern region of the United States.

Results of Operations

        The results of operations for the three and nine months ended July 1, 2001 reflect, as previously reported, a special charge to provide a reserve allowance for an account debtor that filed for Chapter 11 protection under the U.S. Bankruptcy Code. The amount of that charge, on a pre-tax basis, was $38.3 million and was included in SG&A expenses. Based upon our then current effective tax rate of 39%, the charge had an impact on our net income of $23.4 million. The results for the three and nine months ended July 1, 2001 also reflect the favorable impact on our net income of the realization of $7.0 million in tax credits relating to prior years. For comparability purposes, the following discussion of our results of operations exclude these two items. The actual results, including these two items, are as stated in the Condensed Consolidated Financial Statements and the notes thereto.

        The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

	Percentage Relationship to Net Revenue
	Three Months Ended		Nine Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	80.1	76.8	78.7	76.8

Gross profit	19.9	23.2	21.3	23.2
Selling, general and administrative expenses	10.9	10.1	11.7	10.5
Amortization of intangibles	1.4	1.3	1.4	1.2

Income from operations	7.6	11.9	8.2	11.4
Net interest expense	1.2	1.2	1.1	1.2

Income before income tax expense	6.4	10.7	7.1	10.2
Income tax expense	2.0	4.2	2.6	4.2

Net income	4.4%	6.5%	4.5%	6.0%

        Revenue.    Net revenue decreased $6.1 million, or 3.2%, to $185.4 million for the three months ended June 30, 2002 from $191.5 million for the comparable period last year. For the nine months ended June 30, 2002, net revenue increased $10.1 million, or 1.9%, to $548.4 million from $538.3 million for the comparable period last year. Net revenue in our Resource Management business area grew $11.3 million, or 14.6%, to $88.8 million in the three months ended June 30, 2002 from $77.5 million for the comparable period last year. For the nine months ended June 30, 2002, net revenue in our Resource Management business area grew $51.6 million, or 24.8%, to $259.3 million from $207.7 million for the comparable period last year. This growth was primarily attributable to growth in our water resource management business as well as revenue provided by companies acquired. In the three months ended June 30, 2002, net revenue from our Infrastructure business area grew $6.4 million, or 9.8%, to $71.3 million from $64.9 million in the comparable period last year. For the nine months ended June 30, 2002, net revenue in our Infrastructure business area grew $13.7 million, or 7.4%, to $197.6 million from $183.9 million for the comparable period last year. The limited growth resulted from reduced spending by commercial clients, including certain services required by communications clients in our Infrastructure business area, offset by revenue provided by acquired companies. Our Communications business area realized a reduction in net revenue for the three months ended June 30, 2002 of $24.0 million, or 50.2%, to $23.9 million from $47.9 million in the comparable period last year. For the nine months ended June 30, 2002, net revenue in our Communications business area was lower by $55.8 million, or 38.9%, to $87.3 million from $143.1 million for the comparable period last year. This reduction resulted from the continued decline in capital spending by information carriers. In our state and local government sector, we continued to realize net revenue increases in actual dollars and as a percentage of net revenue.

        We segregate from our total revenue, the revenue recognized by acquired companies during their first 12 months following their respective effective dates of acquisition. We refer to revenue recognized from acquired companies during such first 12 months as acquisitive revenue. We compute organic revenue by deducting acquisitive revenue from total revenue. Acquisitive revenue for the three months ended June 30, 2002 totaled $21.7 million. Excluding this net revenue, we realized negative organic growth in our net revenue of 14.5% for the three months ended June 30, 2002 from the comparable period last year.

        Gross revenue for the three months ended June 30, 2002 decreased $12.0 million, or 4.8%, to $238.2 million from $250.1 million for the comparable period last year. Our Resource Management business area realized gross revenue growth of $15.7 million, or 14.4%, from the comparable period last year. Gross revenue in our Infrastructure business area grew by $4.2 million, or 5.2%, from the comparable period last year. In our Communications business area, gross revenue decreased by $30.5 million, or 44.6%, from the comparable period last year. Acquisitive gross revenue for the three months ended June 30, 2002 totaled $26.5 million. Excluding this gross revenue, we realized negative organic growth in our gross revenue of 15.4% from the comparable period last year.

        Cost of Net Revenue.    Cost of net revenue increased $1.6 million, or 1.1%, to $148.6 million for the three months ended June 30, 2002 from $147.0 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended June 30, 2002 was 80.1% compared to 76.8% for the comparable period last year. For the nine months ended June 30, 2002, cost of net revenue increased $17.8 million, or 4.3%, to $431.4 million from $413.7 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the nine months ended June 30, 2002 was 78.7% compared to 76.8% for the comparable period last year. The increase in cost of net revenue in both actual dollars and as a percentage of net revenue was primarily due to the timing of our expense reductions in response to the continued volume decreases in our net revenue, particularly in our Communications business area.

        Selling, General and Administrative Expenses.    SG&A expenses excluding amortization of intangibles increased $0.8 million, or 9.5%, to $20.1 million for the three months ended June 30, 2002 from $19.3 million for the comparable period last year. As a percentage of net revenue, SG&A expenses increased to 10.9% for the three months ended June 30, 2002 from 10.1% for the comparable period last year. For the nine months ended June 30, 2002, SG&A expenses excluding amortization of intangibles increased $7.2 million, or 12.7%, to $64.0 million from $56.7 million for the comparable period last year. As a percentage of net revenue, SG&A expenses increased to 11.7% for the nine months ended June 30, 2002 from 10.5% for the comparable period last year. These increases were primarily attributable to the timing of professional consulting services fees, SG&A at operating levels, the continued automation of our corporate business systems and processes, and business development activities. Amortization expense relating to acquisitions increased to 1.4% of net revenue for the three months ended June 30, 2002, compared to 1.3% for the comparable period last year. For the nine months ended June 30, 2002, amortization expense relating to acquisitions increased to 1.5% of net revenue compared to 1.2% for the comparable period last year.

        Net Interest Expense.    Net interest expense decreased $0.1 million, or 1.9%, to $2.2 million for the three months ended June 30, 2002 from $2.3 million for the comparable period last year. For the nine months ended June 30, 2002, net interest expense decreased $0.6 million, or 8.6%, to $5.9 million from $6.5 million for the comparable period last year. These decreases were primarily attributable to lower effective interest rates and an increase in interest income on certain receivables.

        Income Tax Expense.    Income tax expense decreased $4.3 million, or 53.7%, to $3.7 million for the three months ended June 30, 2002 from $8.0 million for the comparable period last year. For the nine months ended June 30, 2002, income tax expense decreased $8.1 million, or 36.0%, to $14.3 million from $22.4 million for the comparable period last year. Our current estimated effective tax rate is 37.0% compared to 39.0% in the comparable period last year. The decrease in the rate is primarily attributable to estimated tax credits and its relationship to estimated annualized taxable income.

Liquidity and Capital Resources

        As of June 30, 2002, our working capital was $192.4 million, a decrease of $0.6 million from September 30, 2001, of which cash and cash equivalents totaled $22.7 million. In addition, we have a credit agreement (the "Credit Agreement") with various financial institutions which provides for a revolving credit facility (the "Facility") of $140.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time.

Our Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of June 30, 2002, borrowings and standby letters of credit on the Facility totaled $9.0 million and $3.6 million, respectively. Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million under a note purchase agreement. The Series A Notes, totaling $92.0 million, bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes, totaling $18.0 million, bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. At June 30, 2002, the outstanding principal balance was $110.0 million on these notes. Under both the Credit Agreement and note purchase agreement we are required to meet certain financial ratios.

        In the nine months ended June 30, 2002, we generated $57.9 million from operating activities compared to $4.7 million in the comparable period last year. This increase was primarily attributable to increased collections of accounts receivable. In the nine months ended June 30, 2002, cash used in investing activities was $47.6 million compared to $43.0 million for the comparable period last year. This increase was primarily the result of cash used for business acquisitions. In the nine months ended June 30, 2002, cash used in financing activities was $4.3 million compared to cash provided by financing activities of $41.4 million for the comparable period last year. This decrease was attributable to lower borrowings on the Facility and repayments of debt from cash provided by operating activities.

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

Recently Issued Financial Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations for combinations initiated after June 30, 2001. This statement also changes the criteria to recognize intangible assets apart from goodwill. The provisions of this statement are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of this statement are effective for goodwill and intangible assets acquired after June 30, 2001. The remaining provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under SFAS No. 142 in the six months of fiscal 2003. We are currently analyzing the impact of this statement and will adopt this statement in fiscal 2003.

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

Market Risks

        We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our long-term obligations. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $10.8 million of our outstanding indebtedness in the next 12 months. Assuming we repay $10.8 million ratably during the next 12 months, and our average interest rate increases or decreases by 1.0%, our annual interest expense could increase or decrease by less than $0.1 million. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing. We could incur additional debt under the Facility or our operating results could be worse than we expect. In addition, we have outstanding senior secured notes which bear interest at a fixed rate. The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. If interest rates increased by 1.0%, the fair value of the senior secured notes could decrease by $5.1 million. If interest rates decreased by 1.0%, the fair value of the senior secured notes could increase by $5.5 million. We presently have no material contracts under which the currency is not denominated in U.S. dollars. Accordingly, foreign exchange rate fluctuations will not have a material impact on our financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

        A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2001, we purchased 11 companies in ten separate transactions. During the nine months ended June 30, 2002, we purchased four companies in three transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of security analysts. For example:

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

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

        We have grown rapidly. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and human resource management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels, could have a material adverse effect on our business.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        During the nine months ended June 30, 2002, approximately 49.8% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

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

Our revenues from agencies of the Federal government are concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

        Agencies of the Federal government are among our most significant clients. During the nine months ended June 30, 2002, approximately 25.3% of our net revenue was derived from Federal agencies, of which 12.2% was derived from the Department of Defense (DOD), 9.2% from the Environmental Protection Agency (EPA), 1.5% from the Department of Energy (DOE), and 2.4% from various other Federal government agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

        We contract with Federal and state governments as well as with the private sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price and fixed-unit price contracts. In the nine months ended June 30, 2002, approximately 36.7% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts. Fixed-price contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our gross revenue backlog as of June 30, 2002 was approximately $699.9 million. We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the Federal government and other clients are terminable at will. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During the nine months ended June 30, 2002, subcontractor costs comprised 23.5% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp Dresser & McKee Inc.; Crown Castle International; CH2M Hill Companies Ltd.; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd.; Mastec, Inc.; Montgomery Watson Harza; o2wireless Solutions, Inc.; Quanta Services; Roy F. Weston, Inc.; Science Applications International Corporation; The Shaw Group; TRC Environmental Corporation; URS Corporation; and Wireless Facilities, Inc.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage

        Our services involve significant risks of professional and other liabilities which may substantially exceed the fees we derive from our services. Our business activities could expose us to potential liability under various environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and other economic and political factors. In addition, we sometimes contractually assume liability under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

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

Our international operations expose us to risks such as foreign currency fluctuations

        During the nine months ended June 30, 2002, approximately 2.3% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations will also increase. We periodically enter into forward exchange contracts to address certain foreign currency fluctuations.

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
10.4
Third Amendment dated as of February 28, 2002 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
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
10.29
Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
99.1	Certification of Chief Executive Officer and Chief Financial Officer, dated August 14, 2002.
  (b)
  Reports on Form 8-K

        On July 18, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated July 17, 2002, titled "Tetra Tech Reports Third Quarter 2002 Results." The date of the Form 8-K was July 18, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	TETRA TECH, INC.

	By:	/s/ JAMES M. JASKA James M. Jaska President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
INDEX
PART I. FINANCIAL INFORMATION
  Item 1.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1. Basis of Presentation
  2. Accounting Pronouncements
  3. Earnings Per Share
  4. Cash and Cash Equivalents
  5. Mergers and Acquisitions
  6. Accounts Receivable
  7. Unaudited Pro Forma Operating Results
  8. Operating Segments
  9. Comprehensive Income
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE