Form 10-K
period 2002-09-29
TETRA TECH INC
filed 2002-12-30
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2002.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission file number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4148514 (I.R.S. Employer Identification No.)
3475 East Foothill Boulevard Pasadena, California (Address of principal executive offices)	91107 (Zip Code)
(626) 351-4664 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
(Title of Class) Common Stock, $.01 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of December 13, 2002, 53,319,936 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on December 13, 2002 was $651,316,935 (based upon the closing price for shares of common stock as reported by the Nasdaq National Market on that date).

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's Annual Report to Stockholders for the fiscal year ended September 29, 2002 are incorporated by reference in Part I and Part II of this report where indicated. Portions of registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

PART I

Item 1.    Business.

General

        This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference from our 2002 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as 'expects,' 'anticipates,' 'projects,' 'intends,' 'plans,' 'believes,' 'estimates,' and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" and elsewhere, and in other reports we file with the Securities and Exchange Commission ("SEC"), specifically the most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

        Tetra Tech, Inc. is a leading provider of consulting, engineering and technical services. As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. Our consulting services are complemented by our engineering and technical services. These services span the lifecycle of a project, and include research and development, applied science and technology, engineering design, construction management, and operations and maintenance. Our clients include a diverse base of public and private organizations located in the United States and internationally.

        Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of fiscal 2002, we had more than 7,400 employees worldwide, primarily located in North America in more than 300 locations. In addition, we have established a presence in Asia, South America and Europe.

        In fiscal 2002, we provided our service in three principal business areas: resource management, infrastructure and communications. In the first quarter of fiscal 2003, we combined the infrastructure and communications business areas to form our new infrastructure business area.

        We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. Our headquarters mailing address is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate web site is located at www.tetratech.com.

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

        Infrastructure.    Continued population growth and increased user expectations place significant strain on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, roads, pipelines, communication and power networks, and educational, recreational and correctional facilities. Additionally, as existing facilities age, they require upgrading or replacement. Further, the trend toward privatization of infrastructure is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient systems. These factors drive the need for planning, engineering design, construction management, and operations and maintenance services that we provide.

        Communications.    Technological change and government deregulation have spurred sweeping changes in the communications infrastructure industry. Local and long-distance telephone companies, cable operators and wireless service providers are penetrating each other's markets and trying to establish a foothold in new markets created by new technologies. Various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers have increasingly turned to professional service firms for advice and assistance in planning, deploying and maintaining their communications networks.

The Tetra Tech Solution

        Tetra Tech provides the consulting, engineering and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions and implementing those solutions. We believe that we are a leader in the markets we serve and that the following factors distinguish us from our competitors:

        Understanding Client Needs.    The ability to identify client needs is essential to strategic planning and execution. Even before the proposal process begins, we assist our clients by helping them define their business objectives and strategies and identify issues that are critical to their success. We strive to develop numerous contacts at various levels within our clients' organizations to help us identify the key issues from a variety of perspectives. We believe that our long history and exposure to a broad client base increases our awareness of the issues being confronted by organizations and thereby helps us identify and solve our clients' problems.

        Capitalizing on Our Extensive Technical Experience.    Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, historically focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other areas, including infrastructure and communications. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, radio frequency engineers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems without the time-consuming process of developing new approaches.

        Offering a Full Range of Services.    Our depth of consulting, engineering and technical skills allows us to respond to client needs at every phase of a project, including initial planning, research and development, applied science and technology, engineering design, and construction management. Once a particular project is completed, we are able to offer our clients additional value-added services such as operations and maintenance. Our expertise across industries and our broad service offerings enable us to be a single source provider to our clients.

        Providing Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. Our historical geographic base was primarily in the western portion of the United States. However, we currently have operations in more than 40 states. We have also increased our international presence, and we now have operations in Canada, Taiwan, Japan, India, the Philippines, Germany, South Korea and Puerto Rico.

Company Strategy

        Our objective is to become the leading provider of consulting, engineering and technical services in our chosen business areas. To achieve this objective, we plan to continue the following primary strategies that we believe have been integral to our success:

        Identify and Expand Into New Business Areas.    We use our consulting services and certain of our technical services as an entry point to evaluate and to enter new business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting services, we identified infrastructure engineering services as an appropriate area into which we could expand our operations.

        Expand Service Offerings and Geographic Presence Through Acquisitions.    We believe that acquisition opportunities exist that will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will enable us to consolidate our position in certain key business areas, or further strengthen our position in our more established service offerings. We believe that our reputation and public company status make us an attractive partner and provide us with an advantage in pursuing acquisitions.

        Focus on Public Sector Projects.    We intend to continue marketing to public sector organizations and bidding for projects to stay on the leading edge of policy development. This experience helps us identify market opportunities and enhances our ability to serve other public and private clients. Additionally, public sector contracts provide more predictable revenue than private sector contracts.

        Strengthen Project and Financial Performance.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through the prompt billing and collection of accounts receivables, the negotiation of favorable contract terms and the management of our contract performance to prevent cost overruns. We believe that our approach to continuously improve our project and financial performance enables us to improve our cash position and thereby fund acquisitions and internal growth.

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

Services

        We provide our clients with consulting, engineering and technical services that focus on our clients' industry-specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large, complex infrastructure projects. Our service offerings include:

  •
  Research and development  to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging from microscopic to global;
  •
  Applied science and technology  to assess all aspects of problems and develop practical and cost-effective solutions through the application of new technology and data interpretation;
  •
  Engineering design  to provide services from concept development and initial planning and design through project completion;
  •
  Construction management  to provide experienced and specialized construction managers to assist clients minimize the risk of cost overruns, delays and contractual conflicts; and
  •
  Operations and maintenance  to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce operating costs.

Business Areas

        In fiscal 2002, we provided our services in the following three principal business areas: resource management, infrastructure and communications. Management established these business areas based upon the services provided, the different marketing strategies associated with the services and the specialized needs of their respective clients. In the first quarter of fiscal 2003, because of consolidation in the marketplace, the nature of the services we currently provide, and the significant change in our workload, we combined the infrastructure and communications business areas to form our new infrastructure business area.

Resource Management

        One of our major concentrations is water resource management, where we have a leadership position in understanding the interrelationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, and operations and maintenance. Our service offerings in the resource management business area are focused on the following project areas:

          Surface Water Projects:    Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters and the ensuing legislative and regulatory response, are driving demand for our services. Over the past 36 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

          Groundwater Projects:    Groundwater is the source of drinking water for much of the U.S. population and some of water consumed for residential, industrial and agricultural purposes. Our activities in the groundwater field are diverse and typically include projects such as investigating and identifying sources of chemical contamination, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

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

          Regulatory Compliance Projects:    Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act and other environmental laws. Although we provide services to both public and private clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

Infrastructure

        In the infrastructure area, we focus on the development of water resource projects; institutional facilities; commercial, recreational, and leisure facilities; and transportation projects. These facilities are an essential part of everyday life and also sustain economic activity and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering design, construction management, and operations and maintenance. Our service offerings in the infrastructure business area are focused on the following project areas:

          Water Infrastructure Projects:    Our technical services are applied to all aspects of water quantity and quality management ranging from stormwater management through drainage and flood control projects to major water and wastewater treatment plants. Our experience includes planning, design and construction services for drinking water projects, the design of water treatment facilities and reservoirs, and the design of distribution systems including pipelines and pump stations. Our capabilities are also applied to specialized technical challenges associated with the design and construction of fisheries and hatcheries worldwide.

          Institutional Facilities Projects:    We provide planning, architectural, engineering and construction management services, including land development and interior building design, for educational, healthcare and research facilities. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

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

          Transportation Projects:    We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations and expansion of airports. We have also completed numerous transportation projects including bridges, major highways, and repair, replacement and upgrading of older transportation facilities.

Communications

        In the communications area, we focus on the delivery of technical solutions necessary to build and manage communications infrastructure projects. Our capabilities support a wide range of technologies for rapid information transport including broadband and wireless communications. Our communications clients seek consulting, applied science, engineering design, construction management, and operations and maintenance services. Our service offerings in communications are focused on the following project areas:

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

          Network Maintenance Projects:    We provide maintenance services, primarily on broadband networks, that are necessary to keep our clients' networks operating. Maintenance is necessary when a fiber optic cable is cut, or a piece of network equipment fails. The network maintenance market is a function of the age and size of networks, so this market increases as networks become larger and older. Customer spending on network maintenance is also independent of capital spending, making the maintenance market more stable than the network development market.

Project Examples

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
•
Currently supporting environmental activities at U.S. Air Force installations worldwide to assist the Air Force in its environmental mission in the areas of restoration, pollution prevention, compliance, and conservation.
•
Currently providing program management and technical support for the Comprehensive Long-term Environmental Action Navy (CLEAN) program under several ten-year contracts. Activities include installation restoration, base realignment and closure, and underground storage tank programs.
•
Currently providing environmental operations and maintenance services at Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, and air monitoring and other services.
•
Currently serving as prime contractor for National Environmental Policy Act (NEPA) studies at DOE facilities. The work helps to ensure that the DOE's proposed defense and energy related actions comply with applicable environmental regulations.
Infrastructure	•
Currently implementing production process engineering efficiencies. Upgraded information management systems and implemented ISO 14000-compliant environmental management systems for several Fortune 50 industrial customers.
	•	Currently providing engineering design for the upgrade of building systems including air, power, and data distribution systems, for several locations of a major luxury hotel chain.
	•	Currently providing multi-modal transportation planning and design for Boston, Massachusetts' first citywide transportation plan since the 1960s.
	•	Completed the development and analysis of alternative flood control measures for the Los Angeles River.
	•	Currently providing engineering design and construction management services for the renovation of a building complex to house a large financial services company in New York, New York.

	•	Currently providing information technology, mechanical, electrical, plumbing and fire protection engineering for the AOL Time Warner Center, a mixed-use project in New York, New York.
	•	Currently providing engineering and construction management for the upgrade of water distribution and treatment facilities serving Atlanta, Georgia.
	•	Currently providing planning and engineering design for a new educational facility in Corning, New York.
Communications	•	Supported the upgrade of a wireless data network to enhance data transmission capabilities in western U.S. markets.
	•	Currently providing integrated voice, video, and data networks inside buildings for large corporations, colleges, and health care facilities nationwide.
•
Currently assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network to provide high speed Internet connections, digital cable television, and broadband telephony in several western U.S. markets.
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
	•	Currently providing network planning and radio frequency engineering services for a wireless communications firm that is expanding its service offerings in the northeast U.S. market.

Clients

        We have developed a diverse client base both in the public and private sectors. During fiscal 2002, the DOD, EPA and DOE accounted for approximately 12.1%, 9.0% and 1.7%, respectively, of our net revenue. Although agencies of the Federal government are among our most significant clients, we often support multiple programs within a single Federal agency. Our private sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No single private sector client accounted for more than 10% of our net revenue in fiscal 2002.

        The following table presents a list of representative clients in our three business areas:

Representative Clients
Business Area	Federal Government	State, County and Local	Private
Resource Management	U.S. Environmental Protection Agency; U.S. Air Force; U.S. Navy; U.S. Army; U.S. Coast Guard; U.S. Forest Service; U.S. Department of Energy; U.S. Agency for International Development; Federal Energy Regulatory Commission; U.S. Postal Service	California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Clarmont County, Ohio; City of San Jose, California; Salton Sea Authority	Lockheed Martin Corporation; Merck & Co.; General Electric Company; Exelon Corporation; Hewlett-Packard Company; Unocal Corporation
Infrastructure	U.S. Army Corps of Engineers; U.S. Bureau of Reclamation; U.S. Navy; Federal Emergency Management Agency; U.S. Department of the Interior
		City of Tucson, Arizona; City of Breckenridge, Colorado; Washington Department of Transportation; City of Detroit, Michigan; City of Portland, Oregon; Texas Parks and Wildlife Department; King County, Washington; Delaware Department of Transportation; Delaware Department of Corrections; Boston Water and Sewer Commission	Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; General Motors Corporation; Lowe's Company; Marriott Corporation; AOL Time Warner, Inc.
Communications			AT&T Wireless Services; Comcast Cable Communications, Inc.; Nextel Communications, Inc.; Verizon Communications; Sprint Communications Company

Contracts

        We enter into various types of contracts with our clients, including fixed-price, fixed-rate time and materials, cost-reimbursement plus fixed fee and cost-reimbursement plus fixed and award fee contracts. In fiscal 2002, 34.7%, 43.4% and 21.9% of our net revenue was derived from fixed-price, fixed-rate time and materials, and cost-reimbursement plus fixed fee and award fee contracts, respectively. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. The amount of the fee received for a cost-reimbursement and award fee contract partially depends upon the government's discretionary periodic assessment of our performance on that contract. Our various clients determine which type of contract we enter into for a particular engagement.

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

        Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us in certain cases from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a private sector client may create conflicts of interest that preclude or limit our ability to obtain work for another private organization. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing or potential conflict of interest. However, we have not experienced disqualification during a bidding or award negotiation process by any government or private sector client as a result of a conflict of interest.

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

        The DCAA also reviews all types of Federal proposals, including those of award, administration, modification and repricing. Factors considered are our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is also conducted during the proposal review period.

        During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

        Due to the severity of the legal remedies available to the government, including the required payment of damages and/or penalties, criminal and civil sanctions, and debarment, we maintain controls to avoid the occurrence of fraud and other unlawful activities. In addition, we maintain preventative audit programs to ensure appropriate control systems and mitigate control weaknesses.

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

Marketing

        We utilize both a centralized corporate marketing department and local marketing groups within each of our operating units. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large Federal programs, positions us for new business areas, selects appropriate partners, if any, for new projects and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities firm-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings and public relations.

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

Competition

        The market for our services is highly competitive. We compete with many other firms, ranging from small local firms to large national firms that may have greater financial and marketing resources. We perform a broad spectrum of engineering and consulting services across the resource management, infrastructure and communications business areas. Services within these business areas are provided to a client base which includes Federal agencies, such as the DOD, the DOE, the Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the private sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from one to 100 firms, depending upon the relative value of the project, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms, weighing the quality, innovation, and timeliness of the firm's service versus its cost, to determine what offers best value.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; Crown Castle International; CH2M Hill Companies Ltd.; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd.; Foster Wheeler, Inc.; Jacobs Engineering Group, Inc.; Mastec, Inc.; Montgomery Watson Harza; o2 Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; The Shaw Group; TRC Companies, Inc.; URS Corporation and Wireless Facilities, Inc.

Backlog

        At September 29, 2002, our gross revenue backlog was approximately $715.8 million, compared to $634.7 million at September 30, 2001. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $544.7 million of the gross revenue backlog at September 29, 2002 will be recognized during fiscal 2003. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

Environmental Legislation

        Our clients have become subject to an increasing number of frequently overlapping Federal, state and local laws concerned with the protection of the environment, as well as regulations promulgated by administrative agencies pursuant to these laws. We provide services with respect to Federal environmental laws and associated regulations including: the Clean Water Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA); the National Environmental Policy Act; and the Safe Drinking Water Act.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws such as CERCLA, or under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We currently maintain comprehensive general liability, umbrella and professional and pollution liability insurance policies. The professional and pollution liability policies are "claims made" policies. This means that only claims made during the term of the policy are covered. If our professional and pollution liability policies are terminated for any reason and we are unable to obtain retroactive coverage, we would be uninsured for claims made after termination even if based on events or acts that occurred during the term of the policy.

        We obtain insurance coverage through a broker who is experienced in the professional liability field. The broker, together with our risk manager, regularly reviews the adequacy of our insurance programs. However, because there are various exclusions and retentions under our insurance policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance. Further, in the event we expand our services into new markets, there can be no assurance that we will be able to obtain the types of insurance coverages for such activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits.

        We evaluate the risk associated with uninsured claims. If we determine that an uninsured claim has potential liability, we establish an appropriate reserve. A reserve is not established if we determine that the claim has no merit. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

        On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America. We are in the process of filing an appeal in this matter, and are also pursuing other legal alternatives related to this case. However, because a verdict has been rendered, we have established a $4.1 million reserve for this matter in selling, general and administrative expenses in our consolidated statement of income for the year ended September 29, 2002.

Employees

        At September 29, 2002, we had approximately 7,492 total employees or approximately 6,952 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, radio frequency engineers, toxicologists and project managers. Our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. At September 29, 2002, we had 189 employees represented by ten labor organizations. Management considers its relations with our employees to be good.

        In addition, we supplement our consultants on certain engagements with independent contractors. We believe that the practice of retaining independent contractors on a per engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

RISK FACTORS

        Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

        A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During fiscal 2002, we purchased four companies in three separate transactions. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

  •
  We may not be able to identify suitable acquisition candidates or to acquire companies on favorable terms;
  •
  We compete with others to acquire companies which may result in decreased availability of or increased price for suitable acquisition candidates;
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
  •
  If we fail to successfully integrate any acquired company, our reputation could be damaged. This could make it more difficult to market our services or to acquire additional companies in the future;
  •
  These acquired companies may not perform as we expect; and
  •
  We may find it difficult to provide a consistent quality of service across our geographically diverse operations.

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

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

        Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

  •
  The seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our private sector clients;
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
  •
  Resolution of threatened or pending litigation;
  •
  Changes in investors' and analysts' perception of our business;
  •
  Investors' and analysts' assessment of reports prepared or conclusions reached by third parties;
  •
  Changes in environmental legislation;
  •
  Broader market fluctuations; and
  •
  General economic or political conditions.

Downturns in the financial markets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

        Our ability to forecast with any accuracy our future revenue and earnings from business areas may be adversely impacted by market downturns. Recent downturns in the capital markets have impacted the spending patterns of certain clients. For example, as a result of the slowdown in communications infrastructure spending, we have experienced contract delays in our communications business. In addition, certain of our existing and potential clients have either postponed entering into new contracts or requested price concessions. The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

        We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and human resource management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels could have a material adverse effect on our business.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        In fiscal 2002, approximately 49.1% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

        On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. In the third quarter of fiscal 2001, we took a charge in that amount to provide a reserve for the Metricom receivable. In the fourth quarter of fiscal 2002, we received a partial settlement payment of approximately $6.1 million and anticipate receiving an additional $3.2 million during fiscal 2003. This recovery was offset by additional costs relating to that charge that were not reserved for, costs for defending our claim, and additional bad debt expense to reserve for solvency issues with other communications clients.

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

        Our future growth and success depends on our ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and we may not be able to attract and retain such professionals. Stock options are a key component of compensation. A reduction in our stock price could further impact our ability to attract and retain professionals.

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

        Agencies of the Federal government are among our most significant clients. During fiscal 2002, approximately 25.1% of our net revenue was derived from Federal agencies, of which 12.1% was derived from the Department of Defense (DOD), 9.0% from the Environmental Protection Agency (EPA), 1.7% from the Department of Energy (DOE) and 2.3% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at our clients' discretion

        We contract with Federal and state governments as well as with the commercial sector. Most of our contracts are subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During fiscal 2002, approximately 34.7% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts. These contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of our clients could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our gross revenue backlog as of September 29, 2002 was approximately $715.8 million. We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the Federal government and other clients are terminable at will. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During fiscal 2002, subcontractor costs comprised 23.3% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

Our industry is highly competitive and we may be unable to compete effectively

        We provide consulting, engineering and technical services to a broad range of public and private sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms which have greater financial and marketing resources than ours.

        We focus primarily on the resource management, infrastructure and communications business areas. We provide services to our clients which include Federal, state and local agencies, and private sector companies.

        We compete for projects and engagements with a number of competitors that can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor. If competitive pressures, particularly in our communications business, force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results of operations would be harmed.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; Crown Castle International; CH2M Hill Companies Ltd.; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd; Foster Wheeler Inc.; Jacobs Engineering Group, Inc; Mastec, Inc.; Montgomery Watson Harza; o2 Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; The Shaw Group; TRC Companies Inc.; URS Corporation and Wireless Facilities, Inc.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage

        Our services involve significant risks of professional and other liabilities which may substantially exceed the fees we derive from our services. Our business activities could expose us to potential liability under various environmental laws such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or under workplace health and safety regulations. In addition, we sometimes assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We currently maintain comprehensive general liability, umbrella professional and pollution liability insurance policies. We believe that our insurance policies are adequate for our business operations. The professional and pollution liability policies are "claims made" policies. Only claims made during the term of the policy are covered. Should our professional and pollution liability policies be terminated for any reason and we fail to obtain retroactive coverage, we would be uninsured for claims made after termination even if the claims were based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions or an insurance carrier's insolvency. In addition, if we expand into new markets, there can be no assurance that we will be able to obtain insurance coverage for the new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

We may be precluded from providing certain services due to conflict of interest issues

        Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a private sector client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects because of these conflict of interest issues.

Our international operations expose us to risks such as foreign currency fluctuations

        During fiscal 2002, approximately 2.3% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

Item 2.    Properties.

        Our corporate headquarters facilities are located in Pasadena, California. These leased facilities contain approximately 69,000 square feet of office space. In addition, we lease office space in approximately 326 locations in the United States. In total, our facilities contain approximately 2.1 million square feet of office space and are subject to leases that expire beyond fiscal year 2003. We also rent additional office space on a month-to-month basis.

        We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

        For additional information concerning our obligations under leases, see Note 8, "Leases," of our Notes to Consolidated Financial Statements on page 51 of our 2002 Annual Report to Stockholders, which is incorporated by reference herein.

Item 3.    Legal Proceedings.

        We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows. See "Item 1. Business—Potential Liability and Insurance."

        On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America. We are in the process of filing an appeal in this matter, and are also pursuing other legal alternatives related to this case. However, because a verdict has been rendered, we have established a $4.1 million reserve for this matter in selling, general and administrative expenses in our consolidated statement of income for the year ended September 29, 2002.

Item 4.    Submissions of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The information required by this Item is incorporated by reference to page 55 of our 2002 Annual Report to Stockholders.

Item 6.    Selected Financial Data.

        The information required by this Item is incorporated by reference to page 27 of our 2002 Annual Report to Stockholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required by this Item is incorporated by reference to pages 28 to 35 of our 2002 Annual Report to Stockholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The information required by this Item is incorporated by reference to page 35 of our 2002 Annual Report to Stockholders.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this Item is incorporated by reference to pages 37 to 54 of our 2002 Annual Report to Stockholders.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information regarding Directors and Executive Officers appearing under the captions "Election of Directors" and "Information Concerning Our Executive Officers" in the Proxy Statement relating to our Annual Meeting of Stockholders, to be held on February 25, 2003, is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information appearing under the caption "Executive Compensation" in the Proxy Statement relating to our Annual Meeting of Stockholders, to be held on February 25, 2003, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing under the caption "Ownership of Securities" is the Proxy Statement relating to our Annual Meeting of Stockholders, to be held on February 25, 2003, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information appearing under the caption "Executive Compensation" in the Proxy Statement relating to our Annual Meeting of Stockholders, to be held on February 25, 2003, is incorporated herein by reference.

Item 14.    Controls and Procedures.

        (a)  Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")), are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)  Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the above referenced evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements.
The financial statements listed in Item 15(a) are filed or incorporated herein by reference as part of this Report. See Index to Financial Statements on page 26.
	2.	Financial Statement Schedule.
The financial statement schedule listed in Item 15(a) is filed as part of this Report. See Financial Statement Schedule on page 26.
	3.	Exhibits.
	3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
	3.2	Bylaws of the Company, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-43723).
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
10.7	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.8
Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.9	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.10	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.11
Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.12	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.13
Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.14	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.15
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.16	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.17
Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.18
Registration Rights Agreement dated as of March 2, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q as amended for fiscal quarter ended April 1, 2001).
10.19
Registration Rights Agreement dated as of March 30, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q as amended for fiscal quarter ended April 1, 2001).
10.20
Registration Rights Agreement dated as of May 21, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.21
Registration Rights Agreement dated as of May 25, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.22
Registration Rights Agreement dated as of June 1, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).
10.23
Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.24
Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.25
Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
13.
Annual Report to Stockholders for the fiscal year ended September 29, 2002, portions of which are incorporated by reference in this report as set forth in Part I and Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.

21.	Subsidiaries of the Company.
23.	Independent Auditors' Consent.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

*
Management contract or compensatory arrangement.

(b)
Reports on Form 8-K

        On November 14, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated November 13, 2002, titled "Tetra Tech Reports Fourth Quarter and Fiscal Year 2002 Results." The date of the Form 8-K was November 14, 2002.

        On December 5, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated December 4, 2002, titled "Tetra Tech to Appeal Jury Verdict." The date of the Form 8-K was December 5, 2002.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)

	Page
	Form 10-K	2002 Annual Report to Stockholders
Independent Auditors' Report		36
Consolidated Balance Sheets at September 29, 2002 and September 30, 2001		37
Consolidated Statements of Income for each of the three years in the period ended September 29, 2002		38
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 29, 2002		39
Consolidated Statements of Cash Flows for each of the three years in the period ended September 29, 2002		40
Notes to Consolidated Financial Statements		42
Independent Auditors' Report	27
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves	28

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

        We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of September 29, 2002 and September 30, 2001, and for each of the three years in the period ended September 29, 2002, and have issued our report thereon dated December 20, 2002; such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
December 20, 2002

TETRA TECH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 1, 2000, September 30, 2001 and September 29, 2002

	Balance at Beginning of Period	Additions through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended October 1, 2000
Allowance for uncollectible accounts receivable	$8,529,000	$391,000	$3,056,000	$(4,903,000)	$7,073,000
Fiscal year ended September 30, 2001
Allowance for uncollectible accounts receivable	$7,073,000	$1,442,000	$44,025,000	$(6,643,000)	$45,897,000
Fiscal year ended September 29, 2002
Allowance for uncollectible accounts receivable	$45,897,000	$2,132,000	$3,479,000	$(37,287,000)	$14,221,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: December 27, 2002	By:	/s/ LI-SAN HWANG Li-San Hwang, Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI-SAN HWANG Li-San Hwang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 27, 2002
/s/ JAMES M. JASKA James M. Jaska	President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 27, 2002
/s/ DANIEL A. WHALEN Daniel A. Whalen	Director	December 27, 2002
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	December 27, 2002
/s/ PATRICK C. HADEN Patrick C. Haden	Director	December 27, 2002
/s/ JAMES J. SHELTON James J. Shelton	Director	December 27, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

        I, Li-San Hwang, Chairman and Chief Executive Officer of Tetra Tech, Inc., certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Tetra Tech, Inc. (the "Registrant");

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 27, 2002
/s/ LI-SAN HWANG Li-San Hwang Chairman and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

        I, James M. Jaska, President and Chief Financial Officer of Tetra Tech, Inc., certify that:

        1.    I have reviewed this Annual Report on Form 10-K of Tetra Tech, Inc. (the "Registrant");

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b)  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 27, 2002
/s/ JAMES M. JASKA James M. Jaska President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I
RISK FACTORS
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Item 15(a)
INDEPENDENT AUDITORS' REPORT
TETRA TECH, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended October 1, 2000, September 30, 2001 and September 29, 2002
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION