Form 10-Q
period 2002-12-29
TETRA TECH INC
filed 2003-02-12
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4148514 (I.R.S. Employer Identification No.)
3475 East Foothill Boulevard, Pasadena, California 91107 (Address of principal executive offices)
(626) 351-4664 (Registrant's telephone number, including area code)
670 North Rosemead Boulevard, Pasadena, California 91107 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of February 10, 2003, 53,353,868 shares of the Registrant's common stock were outstanding.

TETRA TECH, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share data	December 29, 2002	September 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,670	$46,345
Accounts receivable—net	144,958	137,354
Unbilled receivables—net	107,664	117,354
Contract retentions	4,959	5,090
Prepaid expenses and other current assets	22,841	18,588
Income taxes receivable	21,336	20,683

Total Current Assets	344,428	345,414

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	76,154	76,756
Leasehold improvements	9,337	8,217

Total	85,491	84,973
Accumulated depreciation and amortization	(46,996)	(44,847)

PROPERTY AND EQUIPMENT—NET	38,495	40,126

GOODWILL—NET	278,267	278,267
OTHER ASSETS—NET	8,230	8,173

TOTAL ASSETS	$669,420	$671,980

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,917	$60,038
Accrued compensation	29,214	34,228
Billings in excess of costs on uncompleted contracts	14,826	11,837
Other current liabilities	21,759	19,377
Deferred income taxes	18,638	18,638
Current portion of long-term obligations	1,377	1,559

Total Current Liabilities	133,731	145,677

LONG-TERM OBLIGATIONS	110,000	110,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—authorized, 2,000,000 shares of $.01 par value; issued and outstanding 0 shares at December 29, 2002 and September 29, 2002	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 53,319,936 and 53,273,227 shares at December 29, 2002 and September 29, 2002, respectively	533	533
Additional paid-in capital	207,681	207,505
Accumulated other comprehensive loss	(1,713)	(1,784)
Retained earnings	205,949	196,810

TOTAL STOCKHOLDERS' EQUITY	425,689	416,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$669,420	$671,980

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
In thousands, except per share data	December 29, 2002	December 30, 2001
Gross Revenue	$233,080	$253,028
Subcontractor Costs	52,098	68,139

Net Revenue	180,982	184,889
Cost of Net Revenue	143,374	139,977

Gross Profit	37,608	44,912
Selling, General and Administrative Expenses	20,350	21,450
Amortization of Intangibles	135	2,661

Income From Operations	17,123	20,801
Interest Expense	2,193	2,241
Interest Income	301	36

Income Before Income Tax Expense	15,231	18,596
Income Tax Expense	6,092	7,253

Net Income	$9,139	$11,343

Basic Earnings Per Share	$0.17	$0.22

Diluted Earnings Per Share	$0.17	$0.21

Weighted Average Common Shares Outstanding:
Basic	53,286	52,351

Diluted	55,005	55,233

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
In thousands	December 29, 2002	December 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,139	$11,343
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,315	5,773
Provision for losses on receivables	770	1,403
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,374)	(8,095)
Unbilled receivables	9,690	(3,490)
Contract retentions	131	(563)
Prepaid and other assets	(4,444)	(2,679)
Accounts payable	(12,121)	(6,998)
Accrued compensation	(5,014)	(6,370)
Billings in excess of costs on uncompleted contracts	2,989	1,705
Other current liabilities	2,537	975
Income taxes receivable	(653)	5,761

Net Cash Used In Operating Activities	(2,035)	(1,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,705)	(2,383)
Payments for business acquisitions, net of cash acquired	—	(160)

Net Cash Used In Investing Activities	(1,705)	(2,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(182)	(11,088)
Proceeds from issuance of long-term obligations	—	17,000
Net proceeds from issuance of common stock	176	959

Net Cash (Used In) Provided By Financing Activities	(6)	6,871

EFFECT OF EXCHANGE RATES CHANGES ON CASH	71	71

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,675)	3,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,345	16,240

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,670	$19,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,128	$4,533
Income taxes, net of refunds received	$6,746	$1,492

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated balance sheet as of December 29, 2002, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three months ended December 29, 2002 and December 30, 2001 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

        The results of operations for the three months ended December 29, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2003.

2.    Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of this statement as of September 30, 2002 resulted in the Company's discontinuation of amortization of its goodwill. The Company is currently in the process of completing the two-step transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of September 30, 2002. Step one requires the Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two will be performed to measure the amount of impairment loss, if any. Step one of the transitional impairment test will be completed in the first six months of fiscal 2003. Step two of the transitional impairment test must be completed by September 28, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statement of operations.

        Although the Company is currently evaluating the impact of the adoption of SFAS No. 142, the Company believes that a portion of its goodwill is impaired under SFAS No. 142, and the resulting impairment loss could have a material impact on the Company's consolidated financial statements.

        SFAS No. 142 also requires disclosures of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact of the Company's operational results of the adoption of SFAS No. 142 as if the statement had been in effect for all periods presented:

Three Months Ended December 30, 2001
Reported net income	$11,343,000
Add back: Goodwill amortization	2,661,000

Adjusted net income	$14,004,000

Basic earnings per share
Reported basic earnings per share	$0.22
Add back: Goodwill amortization per basic share	0.05

Adjusted basic earnings per share	$0.27

Diluted earnings per share
Reported diluted earnings per share	$0.21
Add back: Goodwill amortization per diluted share	0.05

Adjusted diluted earnings per share	$0.26

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company adopted SFAS No. 144 effective September 30, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred compensation agreement. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, the Company adopted the expanded disclosure requirements to include the effect of stock-based compensation in interim reporting during the current quarter.

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

	Three Months Ended
	December 29, 2002	December 30, 2001
Numerator—
Net income	$9,139,000	$11,343,000

Denominator for basic earnings per share—
Weighted average shares	53,286,000	52,351,000

Denominator for diluted earnings per share—
Denominator for basic earnings per share	53,286,000	52,351,000
Potential common shares:
Stock options	484,000	1,738,000
Exchangeable stock of a subsidiary	1,235,000	1,144,000

Potential common shares	1,719,000	2,882,000

Denominator for diluted earnings per share	55,005,000	55,233,000

Basic earnings per share	$0.17	$0.22

Diluted earnings per share	$0.17	$0.21

For the quarters ended December 29, 2002 and December 30, 2001, 3.4 million and 0.9 million options, respectively, were excluded from the calculation of potential common shares because the exercise price of the excluded options exceeded the average market price for the respective periods.

4.    Stock-Based Compensation

        The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	December 29, 2002	December 30, 2001
Net income, as reported	$9,139,000	$11,343,000
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	923,000	1,022,000

Pro forma net income	$8,216,000	$10,321,000

Earnings per share:
Basic—as reported	$0.17	$0.22
Basic—pro forma	$0.15	$0.20
Diluted—as reported	$0.17	$0.21
Diluted—pro forma	$0.15	$0.19

5.    Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

6.    Accounts Receivable and Unbilled Receivables

        Accounts receivable and unbilled receivables are presented net of valuation allowances to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs. The allowance for doubtful accounts as of December 29, 2002 and September 29, 2002 was $12.0 million and $12.8 million, respectively. The allowance for disallowed costs as of December 29, 2002 and September 29, 2002 was $1.3 million and $1.4 million, respectively. Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit. The Company establishes reserves on contract receivables where collectibility is doubtful plus a general allowance for which some potential loss is determined to be probable based on current events and circumstances. Management believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

7.    Operating Segments

        The Company's management has organized its operations into two operating segments: Resource Management and Infrastructure. The Resource Management operating segment provides environmental engineering and consulting services primarily relating to water quality and water quantity to both public and private organizations. The Infrastructure operating segment provides design, engineering and project management services for the additional development, as well as the upgrading and replacement, of existing infrastructure to both public and private organizations. Management has established these operating segments based upon the services provided, the different marketing strategies associated with the segments, and the specialized needs of the clients.

        The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition related amortization.

        In fiscal 2003, due to changes in the communications marketplace, the decline in the size of the Company's historical communications business, the convergence of communications products into smart infrastructure, and the Company's market strategy for its overall infrastructure business, the Company combined its historical Communications operating segment into its Infrastructure operating segment. In accordance with the segment reporting requirements of SFAS No. 131, the results of the historical Infrastructure and Communications segments are provided in the table below. The prior year historical information is presented in conformity with the current year operating segment information.

        The following tables set forth (in thousands) summarized financial information on the Company's reportable segments:

Reportable Segments:

		Infrastructure
	Resource Management	Historical Infrastructure	Historical Communications	Subtotal Infrastructure	Total
Three months ended Dec. 29, 2002
Gross Revenue	$122,684	$80,459	$34,248	$114,707	$237,391
Net Revenue	91,548	66,736	21,064	87,800	179,348
Income from Operations	10,141	6,370	796	7,166	17,307
Depreciation Expense	910	1,128	977	2,105	3,015
Three months ended Dec. 30, 2001
Gross Revenue	$128,813	$73,285	$53,522	$126,807	$255,620
Net Revenue	83,932	61,307	38,233	99,540	183,472
Income from Operations	9,179	8,474	5,494	13,968	23,147
Depreciation Expense	872	1,109	1,023	2,132	3,004

Reconciliations:

	Three Months Ended
	Dec. 29, 2002	Dec. 30, 2001
Gross Revenue
Gross revenue from reportable segments	$237,391	$255,620
Elimination of inter-segment revenue	(5,945)	(4,009)
Other revenue	1,634	1,417

Total consolidated gross revenue	$233,080	$253,028

Net Revenue
Net revenue from reportable segments	$179,348	$183,472
Other revenue	1,634	1,417

Total consolidated net revenue	$180,982	$184,889

Income from Operations
Income from operations of reportable segments	$17,307	$23,147
Other (expense) income	(49)	315
Amortization of intangibles	(135)	(2,661)

Total consolidated income from operations	$17,123	$20,801

Major Clients

        The Company's net revenue attributable to the U.S. government was approximately $43.7 million and $48.4 million for the three months ended December 29, 2002 and December 30, 2001, respectively. Both the Resource Management and Infrastructure operating segments report net revenue from the U.S. government.

10.  Comprehensive Income

        Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. These sources include net income and other revenues, expenses, gains and losses incurred. The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. For the three months ended December 29, 2002 and December 30, 2001, comprehensive income was approximately $9.2 million and $11.4 million, respectively. For the three months ended December 29, 2002 and December 30, 2001, the Company incurred net translation gains of $0.1 million and $0.1 million, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason

Overview

        Tetra Tech, Inc. is a leading provider of consulting, engineering and technical services. As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. Our consulting services are complemented by our engineering and technical services. These technical services span the lifecycle of a project and include research and development, applied science and technology, engineering design, construction management, and operations and maintenance. Our clients include a diverse base of public and private organizations located in the United States and internationally.

        Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions leveraging our cross-selling capabilities and internal growth.

        We derive our revenue from fees from professional services. Our services are billed under various types of contracts with our clients, including:

  •
  Fixed-price;

  •
  Fixed-rate time and materials;

  •
  Cost-reimbursement plus fixed fee; and

  •
  Cost-reimbursement plus fixed and award fee.

        In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we report net revenue, which is gross revenue less the cost of subcontractor services. The majority of our contract revenue and contract costs, on both cost-type and fixed-price-type contracts, are recorded using the percentage-of-completion (cost-to-cost) method. Under this method, contract revenue on contracts is recognized in the ratio that contract costs incurred bear to total estimated costs. Costs and income are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revision or adjustments become known. Other time and materials contract revenue is recognized as earned and contract costs are recorded as incurred. Losses on contracts are recorded as they are identified.

        Our cost of net revenue includes professional compensation and related benefits and certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our selling, general and administrative (SG&A) expenses are comprised primarily of our corporate headquarters' costs related to our executive offices, corporate finance and accounting, information technology, marketing, and bid and proposal costs. These costs are generally unrelated to specific client projects and can vary as expenses are incurred supporting corporate activities and initiatives. We also include in SG&A expenses the charges to bad debt expense to provide reserves for account debtors and the amortization of certain intangible assets.

        We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended
Client Sector
	December 29, 2002	December 30, 2001
Federal government	24.0%	26.2%
State and local government	23.4	18.9
Commercial	50.5	52.9
International	2.1	2.0

	100.0%	100.0%

        We manage our business in two operating segments: Resource Management and Infrastructure. The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Three Months Ended
Operating Segment
	December 29, 2002	December 30, 2001
Resource Management	50.6%	45.4%
Infrastructure	48.5	53.9
Other revenue	0.9	0.7

	100.0%	100.0%

Results of Operations

        The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of income:

	Percentage of Net Revenue
	Three Months Ended
	December 29, 2002	December 30, 2001
Net revenue	100.0%	100.0%
Cost of net revenue	79.2	75.7

Gross profit	20.8	24.3
Selling, general and administrative expenses	11.2	11.6
Amortization of intangibles	0.1	1.4

Income from operations	9.5	11.3
Net interest expense	1.0	1.2

Income before income tax expense	8.5	10.1
Income tax expense	3.5	4.0

Net income	5.0%	6.1%

        Net Revenue.    Net revenue decreased $3.9 million, or 2.1%, to $181.0 million for the three months ended December 29, 2002 from $184.9 million for the comparable period last year.

        Our Resource Management business area recognized growth in its net revenue of $7.6 million, or 9.1%, primarily related to revenue provided by our fiscal 2002 acquisition of Ardaman & Associates, Inc.

        Net revenue in our Infrastructure business area increased $5.4 million, or 8.9% primarily due to the fiscal 2002 acquisitions of The Thomas Group of Companies and Hartman & Associates, Inc. These increases were partially offset by decreases in net revenue from our commercial clients in certain geographic regions impacted by economic conditions. Net revenue in our Communications business area decreased by $17.2 million, or 44.9%, due to the continued reduction in capital spending by our communications clients. On a combined basis, net revenue from our Infrastructure and Communications business areas decreased by $11.7 million, or 11.8%.

        Overall, net revenue provided by our state and local government and international clients increased by 21.4% and 3.9%, respectively, in fiscal 2003 from fiscal 2002, while net revenue from our Federal government and commercial sector clients decreased by 9.7% and 6.9%, respectively, in fiscal 2003 from fiscal 2002.

        We segregate from our total revenue, revenue from companies acquired during the current fiscal year as well as revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition. Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue. Organic revenue is measured as total revenue less any acquisitive revenue. Acquisitive net revenue for the three months ended December 29, 2002 totaled $20.2 million. Excluding this net revenue, we realized negative organic growth in our net revenue of 13.0% from the comparable period last year.

        Gross revenue decreased $19.9 million, or 7.9%, to $233.1 million for the three months ended December 29, 2002 from $253.0 million for the comparable period last year. Our Resource Management business area recognized a gross revenue reduction of $6.1 million, or 4.8%, from the comparable period last year. Our Infrastructure business area recognized a gross revenue increase of $7.2 million, or 1.2%, from the comparable period last year. Our Communications business area recognized a gross revenue reduction of $19.3 million, or 36.0%, from the comparable period last year. On a combined basis, gross revenue from our Infrastructure and Communications business areas recognized a gross revenue reduction of $12.1 million or 9.5%, from the comparable period last year.

        Both our gross and net revenue were unfavorably impacted by the softness in the historical Communications business area. Acquisitive gross revenue for the three months ended December 29, 2002 totaled $22.2 million. Excluding this gross revenue, we realized negative organic growth in our gross revenue of 16.6%.

        Cost of Net Revenue.    Cost of net revenue increased $3.4 million, or 2.4%, to $143.4 million for the three months ended December 29, 2002 from $140.0 million for the comparable period last year. As a percentage of net revenue, cost of net revenue for the three months ended December 29, 2002 was 79.2% compared to 75.7% for the comparable period last year. This increase is primarily attributable to reductions in indirect costs in our Infrastructure and Communications business areas which were not commensurate with the reductions in net revenue in those business areas.

        Selling, General and Administrative Expenses.    SG&A expenses, excluding amortization of intangibles, decreased $1.1 million, or 5.1%, to $20.4 million for the three months ended December 29, 2002 from $21.5 million for the comparable period last year. As a percent of net revenue, SG&A expenses decreased to 11.2% for the three months ended December 29, 2002 from 11.6% for the comparable period last year. Changes in our SG&A expense are driven by the timing of expenditures for certain corporate initiatives, including expenses related to the automation of our corporate business systems and processes, business development activities, timing of professional services expenses, as well as administrative costs associated with acquired companies.

        For the three months ended December 29, 2002, amortization of intangibles decreased $2.5 million, or 94.9%, to $0.1 million from $2.7 million for the comparable period last year. The change in amortization expense is attributable to our adoption of the Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, under which amortization of goodwill is discontinued and goodwill impairment is measured at least annually (see Note 2 of Notes to Condensed Consolidated Financial Statements).

        Net Interest Expense.    For the three months ended December 29, 2002, net interest expense decreased $0.3 million, or 14.2%, to $1.9 million from $2.2 million for the comparable period last year. This decrease was primarily attributable to lower borrowings on our line of credit for acquisitions and working capital needs.

        Income Tax Expense.    Income tax expense decreased $1.2 million, or 16.0%, to $6.1 million for the three months ended December 29, 2002 from $7.3 million for the comparable period last year. Our effective tax rate for the three months ended December 29, 2002 was 40.0% as compared to 39.0% for the comparable period last year. This change is primarily attributable to the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142, partially offset by lower estimated research and development tax credits for fiscal 2003.

Liquidity and Capital Resources

        As of December 29, 2002, our working capital was $210.7 million, an increase of $11.0 million from September 29, 2002, of which cash and cash equivalents totaled $42.7 million as compared to $46.3 million at September 29, 2002. In addition, we have a credit agreement (the "Credit Agreement") with various financial institutions which provides us with a revolving credit facility (the "Facility") of $140.0 million. Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time. The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations. As of December 29, 2002, there were no borrowings under the Facility and standby letters of credit totaled $3.6 million.

Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million. Series A, totaling $92.0 million with an interest rate of 7.28%, matures on May 30, 2011. Series B, totaling $18.0 million with an interest rate of 7.08%, matures May 30, 2008. At December 29, 2002, the outstanding principal balance was $110.0 million on these notes.

        In the three months ended December 29, 2002, cash used in operating activities was $2.0 million compared to $1.2 million for the comparable period last year. This change is primarily attributable to the timing of billing and collection of receivables and the timing of payments for liabilities. For the three months ended December 29, 2002, cash used in investing activities was $1.7 million compared to $2.5 million for the comparable period last year. The decrease was primarily due to lower capital expenditures. For the three months ended December 29, 2002, cash was not used in financing activities, compared to $6.9 million of cash provided by financing activities for the first quarter last year.

        We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the end of fiscal 2003. However, should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the then current availability of cash, we may pursue additional financing.

        In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities. Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of operations. We proceed with an acquisition if we believe that the acquisition is anticipated to have an accretive effect on future operations or could expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

        We believe our operations have not been and, in the foreseeable future, are not expected to be materially adversely affected by inflation or changing prices due to the average duration of projects and our ability to negotiate prices as contracts end and new contracts begin. However, current general economic conditions may impact our client base and as such, may impact their credit- worthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of this statement as of September 30, 2002 resulted in our discontinuation of goodwill amortization. We are currently in the process of completing the two-step transitional impairment test required by SFAS No. 142 to determine whether there was a potential impairment to recorded goodwill as of September 30, 2002. Step one requires us to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying value exceeds its fair value, step two will be performed to measure the amount of impairment loss, if any. Step one of the transitional impairment test will be completed in the first six months of fiscal 2003. Step two of the transitional impairment test must be completed by September 28, 2003 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statement of operations.

        Although we are currently evaluating the impact of the adoption of SFAS No. 142, we believe that a portion of our goodwill is impaired under SFAS No. 142, and the resulting impairment loss could have a material impact on our consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company adopted SFAS No. 144 effective September 30, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred compensation agreement. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002. We did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, we adopted the expanded disclosure to include the effect of stock-based compensation in interim reporting during the current quarter.

Market Risks

        We currently utilize no material derivative financial instruments which expose us to significant market risk. We are exposed to cash flow risk due to interest rate fluctuations with respect to our Credit Agreement. At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations. Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year's period of time. We currently anticipate repaying $1.4 million of our outstanding indebtedness in the next 12 months. Assuming we repay $1.4 million ratably during the next 12 months, and our average interest rate increases or decreases by one percent, our annual interest expense could increase or decrease by less than $0.1 million. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing. We could incur additional debt under the Facility or our operating results could be worse than we expect. In addition, we have outstanding senior secured notes which bear interest at a fixed rate. The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through 2011. The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. If the interest rates increased by one percent, the fair value of the senior secured notes could decrease by $4.8 million. If interest rates decreased by one percent, the fair value of the senior secured notes could increase by $5.1 million. We presently have no material contracts under which the currency is not denominated in U.S. dollars. Accordingly, foreign exchange rate fluctuations will not have a material impact on our financial statements.

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Please refer to the information we have included under the heading "Market Risks" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS

        Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

        Our quarterly revenues, expenses and operating results may fluctuate significantly because of a number of factors, including:

  •
  Unanticipated changes in contract performance that may effect profitability, particularly with fixed-price and not-to-exceed contracts;

  •
  The seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;

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

Downturns in the financial markets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

        Recent downturns in the capital markets have impacted the spending patterns of certain clients. For example, as a result of the slowdown in communications infrastructure spending, we have experienced contract delays in our Infrastructure business area. In addition, certain of our existing and potential clients have either postponed entering into new contracts or requested price concessions. The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these conditions affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market downturns.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        During the three months ended December 29, 2002, approximately 50.5% of our net revenue was derived from commercial clients. We rely upon the financial stability and credit worthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

        On July 2, 2001, our client, Metricom, Inc. ("Metricom"), filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million. In the third quarter of fiscal 2001, we took a charge in that amount to provide a reserve for the Metricom receivable. We have received partial settlement payments in the aggregate amount of approximately $6.9 million and anticipate receiving an additional $2.4 million in the upcoming months. This recovery was offset by additional costs relating to that charge that were not reserved for, costs for defending our claim, and additional bad debt expense to reserve for solvency issues with other communications clients.

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

        Agencies of the Federal government are among our most significant clients. During the three months ended December 29, 2002, approximately 24.0% of our net revenue was derived from Federal agencies, of which 11.1% was derived from the Department of Defense (DOD), 8.2% from the Environmental Protection Agency (EPA), 1.6% from the Department of Energy (DOE) and 3.1% from various other Federal agencies. Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client's discretion

        We contract with Federal and state governments as well as with the commercial sector. These contracts are often subject to termination at the discretion of the client with or without cause. Additionally, we enter into various types of contracts with our clients, including fixed-price contracts. During the three months ended December 29, 2002, approximately 39.5% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts. These contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our gross revenue backlog as of December 29, 2002 was approximately $715.7 million. We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the Federal government and other clients are terminable at will. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Reliance on subcontractors varies from project to project. During the three months ended December 29, 2002, subcontractor costs comprised 22.4% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

Our industry is highly competitive and we may be unable to compete effectively

        We provide specialized management consulting and technical services to a broad range of public and commercial sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms which have greater financial and marketing resources than ours.

        We focus primarily on the resource management and infrastructure business areas. We provide services to our clients which include Federal, state and local agencies, and organizations in the private sector.

        We compete for projects and engagements with a number of competitors that can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results of operations would be harmed.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; Crown Castle International; CH2M Hill Companies Ltd.; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd.; Foster Wheeler Inc.; Jacobs Engineering Group, Inc.; Mastec, Inc.; Montgomery Watson Harza; o2 Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; The Shaw Group; TRC Environmental Corporation; URS Corporation and Wireless Facilities, Inc.

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

Our international operations expose us to risks such as foreign currency fluctuations

        During the three months ended December 29, 2002, approximately 2.1% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to address foreign currency fluctuations.

Item 4. Controls and Procedures

        a.    Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        b.    Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        We are subject to certain claims and lawsuits typically filed against the engineering and consulting profession, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

        On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America. We have filed an appeal in this matter, and are also pursuing other legal alternatives related to the case. However, because a verdict has been rendered, we established a $4.1 million reserve for this matter in selling, general and administrative expenses in the consolidated statement of income for the year ended September 29, 2002.

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
10.7	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723). *
10.8
Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723). *
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
99.1	Certification of Chief Executive Officer, dated as of February 12, 2003.
99.2	Certification of Chief Financial Officer, dated as of February 12, 2003.

*
Management contract or compensatory arrangement.

(b)
Reports on Form 8-K

          On January 22, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K. The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated January 22, 2003, titled "Tetra Tech Reports First Quarter 2003 Results." The date of the Form 8-K was January 22, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2003		TETRA TECH, INC.
	By:	/s/ LI-SAN HWANG Li-San Hwang Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ DAVID W. KING David W. King Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

        I, Li-San Hwang, Chairman and Chief Executive Officer of Tetra Tech, Inc., certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Tetra Tech, Inc. (the "Registrant");

        2.    Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                (c)    presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ LI-SAN HWANG Li-San Hwang Chairman and Chief Executive Officer (Principle Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

        I, David W. King, Chief Financial Officer and Treasurer of Tetra Tech, Inc., certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Tetra Tech, Inc. (the "Registrant");

        2.    Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                (c)    presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003
/s/ DAVID W. KING David W. King Chief Financial Officer and Treasurer (Principal Financial Officer)

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
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION