Form 10-Q
period 2003-03-30
TETRA TECH INC
filed 2003-05-14
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

(626) 351-4664
(Registrant’s telephone number, including area code)

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

As of May 12, 2003, 53,464,431 shares of the Registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share data	March 30, 2003	September 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,411	$46,345
Accounts receivable - net	163,819	137,354
Unbilled receivables - net	163,158	117,354
Contract retentions	5,856	5,090
Prepaid expenses and other current assets	22,301	18,588
Income taxes receivable	28,633	20,683
Total Current Assets	405,178	345,414

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	80,478	76,756
Leasehold improvements	9,344	8,217
Total	89,822	84,973
Accumulated depreciation and amortization	(46,366)	(44,847)
PROPERTY AND EQUIPMENT - NET	43,456	40,126

INTANGIBLE AND GOODWILL - NET	187,541	278,267

OTHER ASSETS - NET	16,915	8,173

TOTAL ASSETS	$653,090	$671,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,842	$60,038
Accrued compensation	36,684	34,228
Billings in excess of costs on uncompleted contracts	17,307	11,837
Other current liabilities	19,170	19,377
Deferred income taxes	18,638	18,638
Current portion of long-term obligations	60,984	1,559
Total Current Liabilities	219,625	145,677

LONG-TERM OBLIGATIONS	110,000	110,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized, 2,000,000 shares of $.01 par value; issued and outstanding, 0 shares at March 30, 2003 and September 29, 2002	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock - authorized, 85,000,000 shares of $.01 par value; issued and outstanding, 53,411,621 and 53,273,227 shares at March 30, 2003 and September 29, 2002, respectively	534	533
Additional paid-in capital	208,179	207,505
Accumulated other comprehensive loss	(1,192)	(1,784)
Retained earnings	102,705	196,810
TOTAL STOCKHOLDERS’ EQUITY	323,465	416,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$653,090	$671,980

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Gross Revenue	245,464	$226,128	$478,544	$479,156
Subcontractor Costs	52,594	48,055	104,692	116,194
Net Revenue	192,870	178,073	373,852	362,962

Cost of Net Revenue	151,075	142,851	294,449	282,828
Gross Profit	41,795	35,222	79,403	80,134

Selling, General and Administrative Expenses	20,290	22,394	40,640	43,844
Amortization of Intangibles	181	2,660	316	5,321
Income from Operations	21,324	10,168	38,447	30,969

Interest Expense	2,387	2,479	4,524	4,720
Interest Income	106	1,002	351	1,038
Income Before Income Tax Expense	19,043	8,691	34,274	27,287

Income Tax Expense	7,618	3,389	13,710	10,642
Income Before Cumulative Effect of Accounting Change	11,425	5,302	20,564	16,645

Cumulative Effect of Accounting Change	114,669	0	114,669	0

Net (Loss) Income	$(103,244)	$5,302	$(94,105)	$16,645

Basic Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.21	$0.10	$0.39	$0.32
Cumulative Effect of Accounting Change	(2.14)	—	(2.15)	—
Net (Loss) Income	$(1.93)	$0.10	$(1.76)	$0.32

Diluted Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.21	$0.10	$0.37	$0.30
Cumulative Effect of Accounting Change	(2.07)	—	(2.07)	—
Net (Loss) Income	$(1.86)	$0.10	$(1.70)	$0.30

Weighted Average Common Shares Outstanding:
Basic	53,373	52,440	53,330	52,396

Diluted	55,419	54,945	55,212	55,089

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
In thousands	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(94,105)	$16,645

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	114,669	—
Depreciation and amortization	6,783	11,405
Provision for losses on receivables	1,853	3,051

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,942	19,129
Unbilled receivables	(12,770)	(10,842)
Contract retentions	329	(2,306)
Prepaid expenses and other assets	(2,733)	(4,669)
Accounts payable	(21,022)	(4,882)
Accrued compensation	(2,603)	(3,778)
Billings in excess of costs on uncompleted contracts	528	2,914
Other current liabilities	2,746	1,132
Income taxes receivable/payable	(8,050)	(1,657)
Net Cash (Used In) Provided By Operating Activities	(9,433)	26,142

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,000)	(3,499)
Payments for business acquisitions, net of cash acquired	(72,193)	(24,482)
Net Cash Used In Investing Activities	(76,193)	(27,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations	(5,575)	(40,332)
Proceeds from borrowings under credit agreement	65,000	45,000
Net proceeds from issuance of common stock	675	1,301
Net Cash Provided By Financing Activities	60,100	5,969

EFFECT OF EXCHANGE RATE CHANGES ON CASH	592	22

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,934)	4,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,345	16,240
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,411	$20,392

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,319	$4,707
Income taxes, net of refunds received	$22,140	$11,675

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2003, the Company’s subsidiary, Tetra Tech FW, Inc., purchased certain assets and assumed certain liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$108,105
Cash paid	(72,072)
Purchase price receivable	4,838
Other acquisition costs	(555)
Liabilities assumed	$40,316

In March 2002, the Company’s subsidiary, The Thomas Group of Companies, Inc., purchased all of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects, P.C. and America’s Schoolhouse Consulting Services, Inc. In conjunction with this acquisition, liabilities were assumed as follows:

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

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 30, 2003, the condensed consolidated statements of operations for the three-month and six-month periods ended March 30, 2003 and March 31, 2002 and the condensed consolidated statements of cash flows for the six months ended March 30, 2003 and March 31, 2002 are unaudited, and in the opinion of management include all adjustments, consisting of only normal and recurring adjustments and a cumulative effect of accounting change, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

The results of operations for the three and six months ended March 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2003.

2.                                      Goodwill and Acquired Intangibles

Effective September 30, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  The statement changed the accounting method for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge during the quarter ended March 30, 2003 of $114,669,000 presented as a cumulative effect of accounting change.  This charge related to the Company’s communications reporting unit.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  The Company estimates the fair values of the related operations using a combination of discounted cash flows, peer company comparables and similar transactions in the marketplace.  The cash flow forecasts are adjusted by an appropriate discount rate.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based on the fair value of the operations used in the first step, and is compared to its carrying value.  The shortfall of the fair value below carrying value represents the amount of goodwill impairment.  SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

The changes in the carrying value of goodwill by reporting unit for the six months ended March 30, 2003 were as follows:

Reporting Unit	September 29, 2002	Goodwill Adjustments(1)	Impairment Losses	March 30, 2003
Resource Management	$52,092,000	$23,903,000		$75,995,000
Infrastructure	111,435,000	111,000		111,546,000
Communications	114,740,000	(71,000)	$(114,669,000)	—
Total	$278,267,000	$24,317,000	$(114,669,000)	$187,541,000

(1)          The goodwill adjustments represent goodwill related to an acquisition and post-acquisition purchase price adjustments.

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of March 30, 2003 and September 30, 2002, included in Intangible and Other Assets, Net in the accompanying condensed consolidated balance sheets, were as follows:

	March 30, 2003		September 30, 2002
Identifiable Intangible Assets	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Backlog	$10,856,000	$(441,000)	$1,752,000	$(163,000)
Non-compete Agreements	451,000	(429,000)	451,000	(397,000)
Software	25,000	(12,000)	25,000	(5,000)
Other	41,000	(36,000)	41,000	(36,000)
Total	$11,373,000	$(918,000)	$2,268,000	$601,000

Identifiable intangible assets were acquired during the quarter ended March 30, 2003 consisted of backlog of $9,105,000 with a weighted average amortization period of 8.5 years.  Amortization expense for acquired finite-lived intangible assets for the six months ended March 30, 2003, was as $316,000.  Estimated amortization expense for the remainder of fiscal 2003 and for the succeeding five years is as follows:

2003	$810,000
2004	1,474,000
2005	1,432,000
2006	1,396,000
2007	1,329,000
2008	1,125,000

SFAS No. 142 requires disclosures of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented.  The following table recognizes the after-tax impact on the Company’s operating results of the adoption of SFAS No. 142 as if the statement had been in effect for all periods presented:

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002

Reported net income	$5,302,000	$16,645,000
Add back: Goodwill amortization	2,660,000	5,321,000
Adjusted net income	$7,962,000	$21,966,000

Basic earnings per share:

Reported basic earnings per share	$0.10	$0.32
Add back: Goodwill amortization per basic share	0.05	0.10
Adjusted basic earnings per share	$0.15	$0.42

Diluted earnings per share:

Reported diluted earnings per share	$0.10	$0.30
Add back: Goodwill amortization per diluted share	0.04	0.10
Adjusted diluted earnings per share	$0.14	$0.40

3.                                      Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.  SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  The Company adopted SFAS No. 144 effective September 30, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  Management believes that the adoption of FIN 45 will not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for

Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002.  The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002.  The Company did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, the Company adopted the expanded disclosure requirements to include the effect of stock-based compensation in interim reporting during the current quarter.

4.                                      Earnings Per Share

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares.  The Company includes as potential common shares the weighted average number of shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options.  The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one to one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended

	Mar. 30, 2003	Mar. 31, 2002	Mar. 30, 2003	Mar. 31, 2002

Denominator for basic earnings per share— Weighted average shares	53,373,000	52,440,000	53,330,000	52,396,000

Denominator for diluted earnings per share— Denominator for basic earnings per share	53,373,000	52,440,000	53,330,000	52,396,000
Potential common shares:
Stock options	811,000	1,270,000	647,000	1,458,000
Exchangeable stock of a subsidiary	1,235,000	1,235,000	1,235,000	1,235,000

Potential common shares	2,046,000	2,505,000	1,882,000	2,693,000

Denominator for diluted earnings per share	55,419,000	54,945,000	55,212,000	55,089,000

For the three and six months ended March 30, 2003, 2.9 million and 3.2 million options, respectively, were excluded from the calculation of potential common shares.  For the three and six months ended March 31, 2002, 2.0 million and 1.8 million options, respectively, were excluded from the calculation of potential common shares.  These options were excluded because the exercise price of the excluded options exceeded the average market price for the respective periods.

5.                                      Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Income Before Cumulative Effect of Accounting Change, as reported	$11,425,000	$5,302,000	$20,564,000	$16,645,000

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,440,000	1,023,000	2,363,000	2,045,000

Pro Forma Income Before Cumulative Effect of Accounting Change	$9,985,000	$4,279,000	$18,201,000	$14,600,000

Earnings Per Share Before Cumulative Effect of Accounting Change

Basic – as reported	$0.21	$0.10	$0.39	$0.32
Basic – pro forma	$0.19	$0.08	$0.34	$0.28

Diluted – as reported	$0.21	$0.10	$0.37	$0.30
Diluted – pro forma	$0.18	$0.08	$0.33	$0.27

6.                                      Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $21.4 million and $46.3 million at March 30, 2003 and September 29, 2002, respectively.

7.                                      Mergers and Acquisitions

On March 25, 2002, the Company acquired through its wholly-owned subsidiary, The Thomas Group of Companies, Inc., 100% of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects P.C. and America’s Schoolhouse Consulting Services, Inc. (collectively, TGI), providers of architectural, engineering and planning services for educational buildings and school systems primarily in the eastern region of the United States.  The purchase was valued at approximately $20.0 million and consisted of cash and 392,126 shares of Company common stock.

On March 29, 2002, the Company acquired 100% of the capital stock of Hartman & Associates, Inc. (HAI), a provider of engineering, construction and consulting services in the southeastern region of the United States.  The purchase was valued at approximately $10.8 million and consisted of cash.

On March 7, 2003, the Company acquired through its wholly-owned subsidiary Tetra Tech FW, Inc. (FWI), certain assets and certain related liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation, providers of engineering and program management services throughout the United States.  The purchase was valued at approximately $67.8 million, consisted of cash and is subject to a purchase price and purchase allocation adjustment based upon the final determination of FWI’s net asset value as of March 7, 2003.

All of the acquisitions above have been accounted for as purchases and, accordingly, the purchase prices of the businesses acquired have been allocated to the assets and liabilities acquired based upon their fair values.  The excess of the purchase cost of the acquisitions over the fair value of the net assets acquired was recorded as goodwill in the accompanying condensed consolidated balance sheets. The results of operations of each of the acquired companies have been included in the Company’s financial statements from the effective acquisition dates.

8.                                      Unaudited Pro Forma Operating Results

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired TGI, HAI, Ardaman & Associates, Inc. and FWI on October 1, 2001.  These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable.  The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if these acquisitions had actually taken place on October 1, 2001.

	Pro Forma Six Months Ended
	March 30, 2003	March 31, 2002
Gross revenue	$655,854,000	$652,970,000
Net revenue	471,430,000	487,737,000
Income from operations	30,931,000	37,441,000
Income before comulative effect of accounting change	15,706,000	19,766,000
Earnings per share before cumulative effect of accounting change:
Basic	0.29	0.38
Diluted	0.28	0.36
Weighted average shares outstanding:
Basic	53,330,000	52,559,000
Diluted	55,212,000	52,252,000

9.                                      Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are presented net of valuation allowances to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs.  The allowance for doubtful accounts as of March 30, 2003 and September 29, 2002 was $15.3 million and $12.8 million, respectively.  The allowance for disallowed costs as of March 30, 2003 and September 29, 2002 was $1.5 million and $1.4 million, respectively.  Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit.  The Company establishes reserves on contract receivables where collectibility is doubtful plus a general allowance for which some potential loss is determined to be probable based upon current events and circumstances.  Management believes that resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

10.                               Operating Segments

The Company’s management has organized its operations into two operating segments: Resource Management and Infrastructure.  The Resource Management operating segment provides environmental engineering and consulting services primarily relating to water quality and water quantity to both public and private organizations. The Infrastructure operating segment provides design, engineering and project management services for the additional development, as well as the upgrading and replacement, of existing infrastructure to both public and private organizations.  Management has established these operating segments based upon the services provided, the different marketing strategies associated with the segments, and the specialized needs of the clients.

The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed.  Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition-related amortization.  All inter-company balances and transactions are eliminated in consolidation.

In fiscal 2003, due to changes in the communications marketplace, the decline in the size of the Company’s historical communications business, the convergence of communications products into smart infrastructure, and the Company’s market strategy for its overall infrastructure business, the Company combined its historical Communications operating segment into its Infrastructure operating segment.  In accordance with the segment reporting requirements of SFAS No. 131, the results of the historical Infrastructure and Communications segments are provided in the table below.  The prior year historical information is presented in conformity with the current year operating segment information.

The following tables set forth (in thousands) summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

		Infrastructure
	Resource Management	Historical Infrastructure	Historical Communications	Subtotal Infrastructure	Total
Three months ended March 30, 2003
Gross Revenue	$145,927	$80,592	$26,208	$106,800	$252,727
Net Revenue	105,282	67,858	18,171	86,029	191,311
Income from Operations	10,333	7,190	2,607	9,796	20,129
Depreciation Expense	1,232	1,092	828	1,920	3,152

Six months ended March 30, 2003
Gross Revenue	$268,612	$161,052	$60,455	$221,507	$490,119
Net Revenue	196,830	134,594	39,235	173,829	370,659
Income from Operations	20,474	13,560	3,402	16,962	37,436
Depreciation Expense	2,142	2,220	1,805	4,025	6,167

Three months ended March 31, 2002
Gross Revenue	$122,981	$76,918	$36,122	$113,040	$236,021
Net Revenue	86,519	64,972	25,245	90,217	176,736
Income/(Loss) from Operations	9,225	7,809	(4,264)	3,545	12,770
Depreciation Expense	629	1,210	1,249	2,459	3,088

Six months ended March 31, 2002
Gross Revenue	$251,794	$150,203	$89,644	$239.847	$491,641
Net Revenue	170,451	126,279	63,478	189,757	360,208
Income from Operations	18,404	16,283	1,230	17,513	35,917
Depreciation Expense	1,252	2,319	2,273	4,592	5,844

Reconciliations:

	Three Months Ended
	March 30, 2003	March 31, 2002
Gross Revenue
Gross revenue from reportable segments	$252,727	$236,021
Elimination of inter-segment revenue	(8,822)	(11,230)
Other revenue	1,559	1,337
Total consolidated gross revenue	$245,464	$226,128

Net Revenue
Net revenue from reportable segments	$191,311	$176,736
Other revenue	1,559	1,337
Total consolidated net revenue	$192,870	$178,073

Income from Operations
Income from operations of reportable segments	$20,129	$12,770
Other income	1,376	58
Amortization of intangibles	(181)	(2,660)
Total consolidated income from operations	$21,324	$10,168

	Six Months Ended
	March 30, 2003	March 31, 2002
Gross Revenue
Gross revenue from reportable segments	$490,119	$491,641
Elimination of inter-segment revenue	(14,760)	(15,239)
Other revenue	3,193	2,754
Total consolidated gross revenue	$478,544	$479,156

Net Revenue
Net revenue from reportable segments	$370,659	$360,208
Other revenue	3,193	2,754
Total consolidated net revenue	$373,852	$362,962

Income from Operations
Income from operations of reportable segments	$37,436	$35,917
Other income	1,327	373
Amortization of intangibles	(316)	(5,321)
Total consolidated income from operations	$38,447	$30,969

Major Clients:

The Company’s net revenue attributable to the U.S. government was approximately $53.6 million and $47.5 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Net revenue attributable to the U.S. government was approximately $97.3 million and $95.9 million for the six months ended March 30, 2003 and March 31, 2002, respectively.  Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

11.                               Comprehensive (Loss) Income

Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  These sources include net (loss) income and other revenues, expenses, gains and losses incurred.  The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive loss was approximately $102.6 million for the three months ended March 30, 2003 and comprehensive income was approximately $5.3 million for the three months ended March 31, 2002.  For the six months ended March 30, 2003, comprehensive loss was $93.5 million. For the six months ended March 31, 2002, comprehensive income was $16.7 million.  For the three and six months ended March 30, 2003, the Company realized net translation gains of $0.6 million. For the three and six months ended March 31, 2002, the Company incurred net translation losses of $0.1 million and net translation gains of $0.0 million, respectively.

12.                               Litigation

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, primarily alleging professional errors or omissions.  The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims.  Management is of the opinion that the resolution of these claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against the Company in a dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America.  The Company has filed an appeal in this matter, and is also pursuing other legal alternatives related to the case.  However, because a verdict has been rendered, the Company established a $4.1 million reserve for this matter in selling, general and administrative expenses in the consolidated statement of income for the year ended September 29, 2002.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are referred to risks and uncertainties identified below, and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions that leverage our cross-selling capabilities and by internal growth.

We derive our revenue and related fees from providing professional services.  Our services are billed under various types of contracts with our clients, including:

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

Our cost of net revenue includes professional compensation and related benefits and certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our selling, general and administrative (SG&A) expenses are comprised primarily of our corporate headquarters’ costs related to our executive offices, corporate finance and accounting, information technology, marketing, and bid and proposal costs.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.  We also include in SG&A expenses the charges to bad debt expense to provide reserves for account debtors.

We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients.  The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
Client Sector	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Federal government	27.8%	26.7%	26.0%	26.5%
State and local government	23.3	20.8	23.4	19.8
Commercial	47.1	50.2	48.6	51.5
International	1.8	2.3	2.0	2.2
	100.0%	100.0%	100.0%	100.0%

We manage our business in two operating segments:  Resource Management and Infrastructure.  In fiscal 2003, due to changes in the communications marketplace, the decline in the size of our historical communications business, the convergence of communications products into smart infrastructure, and our market strategy for our overall infrastructure business, we combined our historical Infrastructure and Communications operating segments into the Infrastructure operating segment.  The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to the operating segments:

	Percentage of Net Revenue
	Three Months Ended		Six Months Ended
Operating Segment	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Resource Management	54.6%	48.6%	52.6%	47.0%
Infrastructure	44.6	50.7	46.5	52.3
Other revenue	0.8	0.7	0.9	0.7
	100.0%	100.0%	100.0%	100.0%

Recent Acquisition

As a part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings.  During the second quarter of fiscal 2003 we made the following acquisition:

Tetra Tech FW, Inc. – In March 2003, we acquired through our wholly-owned subsidiary Tetra Tech FW, Inc. (FWI), substantially all of the assets and assumed certain liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.  The purchase was valued at approximately $67.8 million.  FWI, a New Jersey-based environmental engineering and construction services firm, provides a full range of services from initial site assessments and feasibility studies to design, corrective action and remediation services throughout the United States.

Results of Operations

The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of operations:

	Percentage Relationship to Net Revenue
	Three Months Ended		Six Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	78.3	80.2	78.8	77.9
Gross profit	21.7	19.8	21.2	22.1
Selling, general and administrative expenses	10.5	12.6	10.9	12.1
Amortization of intangibles	0.1	1.5	0.1	1.5
Income from operations	11.1	5.7	10.3	8.5
Net interest expense	1.2	0.8	1.1	1.0
Income before income tax expense	9.9	4.9	9.2	7.5
Income tax expense	4.0	1.9	3.7	2.9
Net income before cumulative effect of accounting change	5.9%	3.0%	5.5%	4.6%

Net Revenue.  Net revenue increased $14.8 million, or 8.3%, to $192.9 million for the three months ended March 30, 2003 from $178.1 million for the comparable period last year.  For the six months ended March 30, 2003, net revenue increased $10.9 million, or 3.0%, to $373.9 million from $363.0 million for the comparable period last year.

Net revenue in our Resource Management segment grew $18.8 million, or 21.7%, to $105.3 million in the three months ended March 30, 2003 from $86.5 million for the comparable period last year.  For the six months ended March 30, 2003 net revenue in our Resource Management segment grew $26.4 million, or 15.5%, to $196.8 million from $170.5 million for the comparable period last year.  This growth was primarily attributable to the FWI acquisition in March 2003 and our acquisition of Ardaman & Associates, Inc. (AAI) in June 2002 and increased growth in revenue from Federal customers, particularly the Department of Defense.

Net revenue from our Infrastructure segment decreased by $4.2 million, or 4.6%, to $86.0 million in the three months ended March 30, 2003, from $90.2 million in the comparable period last year.  For the six months ended March 30, 2003, net revenue from our Infrastructure segment decreased by $15.9 million, or 8.4%, to $173.9 million, from $190.0 million in the comparable period last year.

Net revenue in our historical Infrastructure segment area grew $2.9 million, or 4.4%, to $67.9 million in the three months ended March 30, 2003 from $65.0 million for the comparable period last year.  For the six months ended March 30, 2003, net revenue from our historical Infrastructure segment grew $8.3 million, or 6.6%, to $134.6 million from $126.3 million in the comparable period last year.  This growth was primarily attributable to the fiscal 2002 acquisitions of The Thomas Group of Companies and Hartman & Associates, Inc.

However, these increases were limited by economic conditions in certain geographic areas and reduced spending by commercial clients.

Net revenue in our historical Communications segment decreased by $7.1 million in the three months ended March 30, 2003, or 28.0%, to $18.2 million from $25.2 million in the comparable period last year.  For the six months ended March 30, 2003, net revenue in our historical Communications segment decreased by $24.2 million, or 38.2%, to $39.2 million from $63.5 million for the comparable period last year.  This reduction reflects the continued reduction of capital spending by our communications clients.

In our Federal, state and local government and commercial sectors, we continued to realize net revenue increases in actual dollars and as a percentage of net revenue.

We segregate from our total revenue the revenue recognized by acquired companies during their first 12 months following their respective effective dates of acquisition.  We refer to revenue recognized from acquired companies during such first 12 months as acquisitive revenue.  We compute organic revenue by deducting acquisitive revenue from total revenue.  Acquisitive revenue for the three months ended March 30, 2003 totaled $26.4 million.  Excluding this net revenue, we realized negative organic growth in our net revenue of 6.5% for the three months ended March 30, 2003 from the comparable period last year.

Gross Revenue. Gross revenue increased $19.3 million, or 8.6%, to $245.5 million for the three months ended March 30, 2003 from $226.1 million for the comparable period last year.  For the six months ended March 30, 2003, gross revenue decreased $0.6 million, or 0.1%, to $478.5 million from $479.2 million for the comparable period last year.

Gross revenue in our Resource Management segment grew $22.9 million, or 18.7%, to $145.9 million in the three months ended March 30, 2003 from $123.0 million for the comparable period last year.  For the six months ended March 30, 2003, gross revenue in our Resource Management segment grew $16.8 million, or 6.7%, to $268.6 million from $251.8 million for the comparable period last year.  This growth was primarily attributable to the FWI acquisition in March 2003 and our acquisition of AAI in June 2002, and growth in revenue from Federal government customers, particularly the Department of Defense.

Gross revenue from our Infrastructure segment decreased by $6.2 million, or 5.5%, to $106.8 million in the three months ended March 30, 2003 from $113.0 million in the comparable period last year.

Gross revenue in our historical Infrastructure segment grew $3.7 million, or 4.8%, to $80.6 million in the three months ended March 30, 2003 from $76.9 million for the comparable period last year.  For the six months ended March 30, 2003, gross revenue from our historical Infrastructure segment grew $10.8 million, or 7.2%, to $161.1 million from $150.2 million in the comparable period last year.  This growth was primarily attributable to the fiscal 2002 acquisitions of the Thomas Group of Companies and Hartman & Associates, Inc.  However, these increases were limited by economic conditions in certain geographic areas and reduced spending by commercial clients.

Gross revenue in our historical Communications segment decreased by $9.9 million in the three months ended March 30, 2003, or 27.4%, to $26.2 million from $36.1 million in the comparable period last year.  For the six months ended March 30, 2003, gross revenue in our historical Communications segment decreased by $29.2 million, or 32.6%, to $60.5 million from $89.6 million for the comparable period last year.  This reduction reflects the continued reduction of capital spending by our communications clients.

Acquisitive gross revenue for the three months ended March 30, 2003 totaled $36.9 million.  Excluding this gross revenue, we realized negative organic growth in our gross revenue of 7.8% for the three months ended March 30, 2003 from the comparable period last year.

Cost of Net Revenue.  Cost of net revenue increased $8.2 million, or 5.8%, to $151.1 million for the three months ended March 30, 2003 from $142.9 million for the comparable period last year.  As a percentage of net revenue, cost of net revenue for the three months ended March 30, 2003 was 78.3% compared to 80.2% for the comparable period last year.  For the six months ended March 30, 2003, cost of net revenue increased $11.6 million, or 4.1%, to $294.4 million from $282.8 million for the comparable period last year.  As a percentage of net revenue, cost of net revenue for the six months ended March 30, 2003 was 78.8% compared to 77.9% for the comparable period last year.  For the quarter ended March 30, 2003, the reduction in cost of net revenue as a percentage of net revenue resulted from cost reductions, particularly in our communications companies, in response to the overall slowdown in the communications industry.  For the six months ended March 30, 2003, the cost reductions during the second quarter were offset by the increase in cost of net revenue as a percentage of net revenue in the first quarter due primarily to the timing of our cost reduction efforts.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.1 million, or 9.4%, to $20.3 million for the three months ended March 30, 2003 from $22.4 million for the comparable period last year.  As a percentage of net revenue, total SG&A expenses decreased to 10.5% for the three months ended March 30, 2003 from 12.6% for the comparable period last year.  For the six months ended March 30, 2003, SG&A expenses decreased $3.2 million, or 7.3%, to $40.6 million from $43.8 million for the comparable period last year.  As a percentage of net revenue, total SG&A expenses decreased to 10.9% for the six months ended March 30, 2003 from 12.1% for the comparable period last year.  SG&A expenses for the six months ended March 31, 2002 were not commensurate with the net revenue for that period, primarily due to the rapid decline in net revenue from our communications clients.  In addition, fees for professional services were lower in the six months ended March 30, 2003 as compared to the comparable period last year.  Amortization expense relating to acquisitions decreased to 0.1% of net revenue for the three months and six months ended March 30, 2003 compared to 1.5% for both the three months and six months ended March 31, 2002 as a result of the discontinuation of goodwill amortization resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Net Interest Expense.  Net interest expense increased $0.8 million, or 54.4%, to $2.3 million for the three months ended March 30, 2003 from $1.5 million for the comparable period last year.  For the six months ended March 30, 2003, net interest expense increased $0.5 million, or 13.3%, to $4.2 million from $3.7 million for the comparable period last year.  These increases were primarily attributable to interest income on certain receivables recognized in the prior year, offset by a decrease in average borrowings outstanding during the three and six months ended March 30, 2003.

Income Tax Expense.  Income tax expense increased $4.2 million, or 124.8%, to $7.6 million for the three months ended March 30, 2003 from $3.4 million for the comparable period last year.  For the six months ended March 30, 2003, income tax expense increased $3.1 million, or 28.8%, to $13.7 million from $10.6 million for the comparable period last year. Our current estimated effective tax rate is 40.0% compared to 39.0% in the comparable period last year.  This change is primarily attributable to the discontinuation of goodwill amortization as a result of the adoption of SFAS No. 142, partially offset by lower estimated research and development tax credits for fiscal 2003.

Cumulative Effect of Accounting Change.  We adopted SFAS No. 142 effective September 30, 2002.  The adoption of this standard required us to discontinue the amortization of goodwill and to test the net book value of goodwill for impairment.  The cumulative effect of adopting this standard resulted in the elimination of $114.7 million in net goodwill attributable to the historical acquisitions in the Communications segment.

Liquidity and Capital Resources

As of March 30, 2003, our working capital was $185.6 million, a decrease of $14.2 million from September 29, 2002, of which cash and cash equivalents totaled $21.4 million as compared to $46.3 million at September 29, 2002.

In addition, we have a credit agreement (the “Credit Agreement”) with various financial institutions which provides for a revolving credit facility (the “Facility”) of $140.0 million.  Under our Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time.  The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations.  As of March 30, 2003, borrowings and standby letters of credit on the Facility totaled $60.0 million and $6.8 million, respectively.  These borrowings are classified as current portion of long-term obligations on our condensed consolidated balance sheet because we anticipate repaying them within 12 calendar months.  However, we are not obligated to repay outstanding borrowings until the facility matures.

Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, matures on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, matures on May 30, 2008.  At March 30, 2003, the outstanding principal balance on these notes was $110.0 million.

In the six months ended March 30, 2003, cash used in operating activities was $9.4 million compared to cash generated from operating activities of $26.1 million in the comparable period last year.  This change is primarily attributable to the timing of billing and collection of accounts receivable and the timing of payments for liabilities.  In addition, FWI’s asset acquisition in March 2003 was net of cash and payment of FWI’s acquired liabilities needed to be funded.  For the six months ended March 30, 2003, cash used in investing activities was $76.2 million compared to $27.9 million for the comparable period last year.  This increase was primarily due to cash used for the FWI acquisition.  In the six months ended March 30, 2003, cash provided by financing activities was $60.1 million compared to $6.0 million for the comparable period last year.

We expect that internally generated funds, our existing cash balances and availability under the Credit Agreement will be sufficient to meet our capital requirements through the next 12 months.  However, should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the then current availability of cash, we may pursue additional financing.

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

We believe our operations have not been and, in the foreseeable future, are not expected to be materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, current general economic conditions may impact our client base and as such, may impact their credit-worthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.  SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  We adopted SFAS No. 144 effective September 30, 2002.  The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  We believe that the adoption of FIN 45 will not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002.  The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002.  We did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, we adopted the expanded disclosure to include the effect of stock-based compensation in interim reporting during the current quarter.

Market Risks

We currently utilize no material derivative financial instruments which expose us to significant market risk.  We are exposed to cash flow risk due to interest rate fluctuations with respect to our Credit Agreement.  At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate) or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%.  Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility’s maturity date.  Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations.  Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year’s period of time.  We currently anticipate repaying $61.0 million of our outstanding indebtedness in the next 12 months although we are not obligated to do so.  Assuming we do repay $61.0 million ratably during the next 12 months, and our average interest rate increases or decreases by one percent, our annual interest expense could increase or decrease by $0.3 million.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing.  We could incur additional debt under the Facility or our operating results could be worse than we expect.  In addition, we have outstanding senior secured notes which bear interest at a fixed rate.  The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011.  The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008.  If interest rates increased by one percent, the fair value of the senior secured notes could decrease by $4.8 million.  If interest rates decreased by one percent, the fair value of the senior secured notes could increase by $5.1 million.  We presently have no material contracts under which the currency is not denominated in U.S. dollars.  Accordingly, foreign exchange rate fluctuations will not have a material impact on our financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk.

Please refer to the information we have included under the heading “Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•                          Changes in accounting rules;

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. During the second quarter of fiscal

2003, we purchased assets and assumed liabilities from two companies in one transaction. We expect to continue to acquire companies as an element of our growth strategy.  Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

•                          We may not be able to retain key employees of an acquired company which could negatively impact these companies’ future performance;

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

In addition, our acquisition strategy may divert management’s attention away from our primary service offerings, result in the loss of key clients or personnel and expose us to unanticipated liabilities.

Further, acquisitions may also cause us to:

•                          Issue common stock that would dilute our current stockholders’ percentage ownership;

•                          Assume liabilities;

•                          Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•                          Incur amortization expenses related to certain intangible assets;

•                          Incur large and immediate write-offs; or

•                          Become subject to litigation.

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

•                          Changes in investors’ and analysts’ perceptions of our business;

•                          Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•                          Changes in environmental legislation;

•                          Broader market fluctuations; and

•                          General economic or political conditions.

Downturns in the financial markets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

Recent downturns in the capital markets have impacted the spending patterns of certain clients.  For example, as a result of the slowdown in communications infrastructure spending, we have experienced contract delays in our Infrastructure segment.  In addition, certain of our existing and potential clients have either postponed entering into new contracts or requested price concessions. The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these conditions affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market downturns.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges.  Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls.  In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees.  The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance or utilization levels could have a material adverse effect on our business.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

During the six months ended March 30, 2003, approximately 49.4% of our net revenue was derived from contracts with Federal, state and local government agencies.  Any disruption in government funding or in our relationship with those agencies could adversely affect our business with these agencies.  As a result, our financial condition and operating results could suffer.

The demand for our government-related services is generally related to the level of government program funding.  Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs and upon our ability to obtain contracts under these programs.  There are several factors that could materially affect our government contracting business, including the following:

•                    changes in and delays or cancellations of government programs, requirements or appropriations;

•                    budget constraints or policy changes resulting in delay or curtailment of expenditures relating to the services we provide;

•                    curtailment of the use of government contracting firms;

•                    changes in the political climate with regard to the funding or operation of the services we provide;

•                    the adoption of new laws or regulations affecting our contracting relationships with the Federal, state or local governments;

•                    unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with the Federal, state or local governments;

•                    a dispute with or improper activity by one of our subcontractors; and

•                    general economic conditions.

These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions.  Any of these actions could have a material adverse effect on our revenues from these agencies.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

During the six months ended March 30, 2003, approximately 48.6% of our net revenue was derived from commercial clients.  We rely upon the financial stability and credit worthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

On July 2, 2001, our client, Metricom, Inc. (“Metricom”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million.  In the third quarter of fiscal 2001, we took a charge in that amount to provide a reserve for the Metricom receivable.  We have received partial settlement payments in the aggregate amount of approximately $6.9 million and anticipate receiving an additional $2.4 million in the upcoming months.  This recovery was offset by additional costs relating to that charge that were not reserved for, costs for defending our claim, and additional bad debt expense to reserve for solvency issues with other communications clients.

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

Our future growth and success depends on our ability to attract and retain qualified scientists and engineers.  The market for these professionals is competitive and we may not be able to attract and retain such professionals.  Stock options are a significant component of compensation.  A reduction in our stock price could further impact our ability to attract and retain professionals.

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

Agencies of the Federal government are among our most significant clients.  During the six months ended March 30, 2003, approximately 26.0% of our net revenue was derived from Federal agencies, of which 13.0% was derived from the Department of Defense (DOD), 8.1% from the Environmental Protection Agency (EPA), 1.5% from the Department of Energy (DOE) and 3.4% from various other Federal agencies.  Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts.  These limitations, if significant, could have a material adverse effect on our business.

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

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client’s discretion

We contract with Federal and state governments as well as with the commercial sector.  These contracts are often subject to termination at the discretion of the client with or without cause.  Additionally, we enter into various types of contracts with our clients, including fixed-price contracts.  During the six months ended March 30, 2003, approximately 40.7% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts.  These contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our gross revenue backlog as of March 30, 2003 was approximately $998.8 million.  We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the Federal government and other clients are terminable at will.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  During the six months ended March 30, 2003, subcontractor costs comprised 21.9% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

We compete for projects and engagements with a number of competitors that can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm’s service.  We believe, however, that price has become an increasingly important factor.  If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results of operations would be harmed.

We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch LLP; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Crown Castle International; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; Mastec, Inc.; Montgomery Watson Harza; o2 Wireless Solutions, Inc.; Quanta Services, Inc.; Roy F. Weston, Inc.; Science Applications International Corporation; The Shaw Group; TRC Environmental Corporation; URS Corporation and Wireless Facilities, Inc.

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

We currently maintain comprehensive general liability, umbrella professional and pollution liability insurance policies. We believe that our insurance policies are adequate for our business operations.  The professional and pollution liability policies are “claims made” policies.  Only claims made during the term of the policy are covered.  Should our professional and pollution liability policies be terminated for any reason and we fail to obtain retroactive coverage, we would be uninsured for claims made after termination even if the claims were based on events or acts that occurred during the term of the policy.  Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions or an insurance carrier’s insolvency.  In addition, if we expand into new markets, there can be no assurance that we will be able to obtain insurance coverage for the new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits.  Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Adverse resolution of litigation may harm our operating results of financial condition

We are a party to lawsuits in the normal course of business.  Litigation can be expensive, lengthy and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition.  For additional information regarding current litigation, see Item 1, “Legal Proceedings”, contained in Part II of this Report.

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

Problems such as computer viruses or terrorism may disrupt our operations and harm our operating results

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems.  Any such event could have a material adverse effect on our business, operating results and financial condition.  In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition.  The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce and intensified the uncertainty of the U.S. and other economies.  The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer contracts, our business, operating results and financial condition could be materially and adversely affected.

Our international operations expose us to risks such as foreign currency fluctuations

During the six months ended March 30, 2003, approximately 2.0% of our net revenue was derived from the international marketplace. Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate foreign currency exposures.

Item 4.             Controls and Procedures

a.                                       Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 4.             Submission of Matters to a Vote of Security Holders.

On February 25, 2003, we held our annual meeting of stockholders for the following purposes:

(1)                          To elect seven directors to our Board of Directors;

(2)                          To adopt our 2003 Outside Director Stock Option Plan; and

(3)                          To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2003.

The votes cast in connection with such matters were as follows:

Election of Directors:

Nominee	For	Withhold Authority
Li-San Hwang	47,014,453	1,255,127

James M. Jaska	47,154,448	1,115,132

J. Christopher Lewis	47,154,428	1,115,152

Patrick C. Haden	47,155,255	1,114,325

James J. Shelton	47,117,607	1,151,973

Daniel A. Whalen	46,989,571	1,280,009

Hugh M. Grant	47,124,115	1,145,465

Adoption of 2003 Outside Director Stock Option Plan:

For	Against	Abstentions	Broker Non-Votes
42,216,271	5,359,561	693,748	0

Ratify Appointment of Deloitte & Touche LLP as Independent Auditors for Fiscal 2003:

For	Against	Abstentions	Broker Non-Votes
46,787,420	1,439,458	42,702	0

Item 6.             Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1995).

3.2	Bylaws of the Company, as amended to date (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, No. 33-43723).

3.3

Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 4, 1998).

3.4

Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as amended for the fiscal quarter ended April 1, 2001).

10.1

Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2000).

10.2

First Amendment dated as of April 9, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

10.3

Second Amendment dated as of August 13, 2001 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.4

Third Amendment dated as of February 28, 2002 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.5	Fourth Amendment dated as of April 18, 2003 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.

10.6

Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

10.7

First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.8

Second Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.9	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, No. 33-43723). *

10.10

Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company’s 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-43723). *

10.11	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, No. 33-43723).*

10.12	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.13

Form of Incentive Stock Option Agreement used by the Company in connection with the Company’s 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.14	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.15

Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company’s 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.16	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.17

Form of Stock Purchase Agreement used by the Company in connection with the Company’s Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.18	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*

10.19

Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*

10.20	2003 Outside Director Stock Option Plan.*

10.21	Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan.*

10.22

Registration Rights Agreement dated as of May 21, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).

10.23

Registration Rights Agreement dated as of May 25, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).

10.24

Registration Rights Agreement dated as of June 1, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).

10.25

Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.26

Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.27

Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

99.1	Certification of Chief Executive Officer, dated as of May 14, 2003.

99.2	Certification of Chief Financial Officer, dated as of May 14, 2003.

*  Management contract or compensatory arrangement.

(b)                     Reports on Form 8-K

On March 10, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K.  The items reported in the Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which related to the press release dated March 7, 2003, titled “Tetra Tech Completes Foster Wheeler Environmental Acquisition.”  The date of the Form 8-K was March 7, 2003.

On March 20, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K.  The items reported in the Form 8-K were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits), which related to the acquisition of substantially all of the assets of (i) Foster Wheeler Environmental Corporation and (ii) Hartman Consulting Corporation, a wholly-owned subsidiary of Foster Wheeler Environmental Corporation.  The date of the Form 8-K was March 7, 2003.

On April 24, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K.  The items reported in the Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure), which related to the press release dated April 23, 2003, titled “Tetra Tech Reports Second Quarter 2003 Earnings.”  The date of the Form 8-K was April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003	TETRA TECH, INC.

By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Li-San Hwang, Chairman and Chief Executive Officer of Tetra Tech, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q of Tetra Tech, Inc. (the “Registrant”);

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

4.                                       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)                                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)                                  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 14, 2003

/s/ Li-San Hwang
Li-San Hwang
Chairman and Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, David W. King, Chief Financial Officer and Treasurer of Tetra Tech, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q of Tetra Tech, Inc. (the “Registrant”);

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

4.                                       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)                                 evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)                                  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                       The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 14, 2003

/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)