Form 10-Q/A
period 2003-03-31
TETRA TECH INC
filed 2003-05-22
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 19, 2003, 53,500,415 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

                This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003, which was previously filed with the Securities and Exchange Commission on May 14, 2003 (the "Quarterly Report"), of Tetra Tech, Inc.  We are filing this Amendment to correct certain typographical errors contained in Part I, Items 1 and 2.  The most significant corrections are as follows:  (i) two captions in the Condensed Consolidated Balance Sheets have been corrected to read "Goodwill – Net" and "Intangible and Other Assets – Net"; (ii) the total in the Goodwill Adjustments column in the first table under Note 2 of Notes to Condensed Consolidated Financial Statements has been corrected to read "$23,943,000"; and (iii) the total in the Accumulated Amortization column in the second table under Note 2 of Notes to Condensed Consolidated Financial Statements has been corrected to read "$(601,000)".  We are also updating Part II, Item 6.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 1 and 2 of Part I, and Item 6 of Part II, is set forth herein.  In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15, we are including certain currently dated certifications.  The remainder of our Quarterly Report is unchanged and is not reproduced in this Amendment.  This Report speaks as of the original filing date of the Quarterly Report and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

TETRA TECH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share data	March 30, 2003	September 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,411	$46,345
Accounts receivable - net	163,819	137,354
Unbilled receivables - net	163,158	117,354
Contract retentions	5,856	5,090
Prepaid expenses and other current assets	22,301	18,588
Income taxes receivable	28,633	20,683
Total Current Assets	405,178	345,414

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	80,478	76,756
Leasehold improvements	9,344	8,217
Total	89,822	84,973
Accumulated depreciation and amortization	(46,366)	(44,847)
PROPERTY AND EQUIPMENT - NET	43,456	40,126

GOODWILL - NET	187,541	278,267

INTANGIBLE AND OTHER ASSETS - NET	16,915	8,173

TOTAL ASSETS	$653,090	$671,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,842	$60,038
Accrued compensation	36,684	34,228
Billings in excess of costs on uncompleted contracts	17,307	11,837
Other current liabilities	19,170	19,377
Deferred income taxes	18,638	18,638
Current portion of long-term obligations	60,984	1,559
Total Current Liabilities	219,625	145,677

LONG-TERM OBLIGATIONS	110,000	110,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - authorized, 2,000,000 shares of $.01 par value; issued and outstanding, 0 shares at March 30, 2003 and September 29, 2002	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common stock - authorized, 85,000,000 shares of $.01 par value; issued and outstanding, 53,411,621 and 53,273,227 shares at March 30, 2003 and September 29, 2002, respectively	534	533
Additional paid-in capital	208,179	207,505
Accumulated other comprehensive loss	(1,192)	(1,784)
Retained earnings	102,705	196,810
TOTAL STOCKHOLDERS’ EQUITY	323,465	416,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$653,090	$671,980

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share data	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Gross Revenue	245,464	$226,128	$478,544	$479,156
Subcontractor Costs	52,594	48,055	104,692	116,194
Net Revenue	192,870	178,073	373,852	362,962

Cost of Net Revenue	151,075	142,851	294,449	282,828
Gross Profit	41,795	35,222	79,403	80,134

Selling, General and Administrative Expenses	20,290	22,394	40,640	43,844
Amortization of Intangibles	181	2,660	316	5,321
Income from Operations	21,324	10,168	38,447	30,969

Interest Expense	2,387	2,479	4,524	4,720
Interest Income	106	1,002	351	1,038
Income Before Income Tax Expense	19,043	8,691	34,274	27,287

Income Tax Expense	7,618	3,389	13,710	10,642
Income Before Cumulative Effect of Accounting Change	11,425	5,302	20,564	16,645

Cumulative Effect of Accounting Change	114,669	—	114,669	—

Net (Loss) Income	$(103,244)	$5,302	$(94,105)	$16,645

Basic Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.21	$0.10	$0.39	$0.32
Cumulative Effect of Accounting Change	(2.14)	—	(2.15)	—
Net (Loss) Income	$(1.93)	$0.10	$(1.76)	$0.32

Diluted Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.21	$0.10	$0.37	$0.30
Cumulative Effect of Accounting Change	(2.07)	—	(2.07)	—
Net (Loss) Income	$(1.86)	$0.10	$(1.70)	$0.30

Weighted Average Common Shares Outstanding:
Basic	53,373	52,440	53,330	52,396

Diluted	55,419	54,945	55,212	55,089

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
In thousands	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(94,105)	$16,645

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
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

The changes in the carrying value of goodwill by reporting unit for the six months ended March 30, 2003 were as follows:

Reporting Unit	September 29, 2002	Goodwill Adjustments(1)	Impairment Losses	March 30, 2003
Resource Management	$52,092,000	$23,903,000		$75,995,000
Infrastructure	111,435,000	111,000		111,546,000
Communications	114,740,000	(71,000)	$(114,669,000)	—
Total	$278,267,000	$23,943,000	$(114,669,000)	$187,541,000

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

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of March 30, 2003 and September 30, 2002, included in Intangible and Other Assets, Net in the accompanying condensed consolidated balance sheets, were as follows:

	March 30, 2003		September 30, 2002
Identifiable Intangible Assets	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Backlog	$10,856,000	$(441,000)	$1,751,000	$(163,000)
Non-compete Agreements	451,000	(429,000)	451,000	(397,000)
Software	25,000	(12,000)	25,000	(5,000)
Other	41,000	(36,000)	41,000	(36,000)
Total	$11,373,000	$(918,000)	$2,268,000	$(601,000)

Identifiable intangible assets acquired during the quarter ended March 30, 2003 consisted of backlog of $9,105,000 with a weighted average amortization period of 8.5 years.  Amortization expense for acquired finite-lived intangible assets for the six months ended March 30, 2003 was $316,000.  Estimated amortization expense for the remainder of fiscal 2003 and for the succeeding five years is as follows:

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

Earnings Per Share Before Cumulative Effect of Accounting Change:

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

	Pro Forma Six Months Ended
	March 30, 2003	March 31, 2002
Gross revenue	$655,854,000	$652,970,000
Net revenue	471,430,000	487,737,000
Income from operations	30,931,000	37,441,000
Income before cumulative effect of accounting change	15,706,000	19,766,000
Earnings per share before cumulative effect of accounting change:
Basic	0.29	0.38
Diluted	0.28	0.36
Weighted average shares outstanding:
Basic	53,330,000	52,559,000
Diluted	55,212,000	52,252,000

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

In fiscal 2003, due to changes in the communications marketplace, the decline in the size of the Company’s historical communications business, the convergence of communications products into smart infrastructure, and the Company’s market strategy for its overall infrastructure business, the Company combined its historical Communications operating segment into its Infrastructure operating segment.  In accordance with the segment reporting requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the results of the historical Infrastructure and Communications segments are provided in the table below.  The prior year historical information is presented in conformity with the current year operating segment information.

The following tables set forth (in thousands) summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

		Infrastructure
	Resource Management	Historical Infrastructure	Historical Communications	Subtotal Infrastructure	Total
Three months ended March 30, 2003
Gross Revenue	$145,927	$80,592	$26,208	$106,800	$252,727
Net Revenue	105,282	67,858	18,171	86,029	191,311
Income from Operations	10,333	7,190	2,606	9,796	20,129
Depreciation Expense	1,232	1,092	828	1,920	3,152

Six months ended March 30, 2003
Gross Revenue	$268,612	$161,052	$60,455	$221,507	$490,119
Net Revenue	196,830	134,594	39,235	173,829	370,659
Income from Operations	20,474	13,560	3,402	16,962	37,436
Depreciation Expense	2,142	2,220	1,805	4,025	6,167

Three months ended March 31, 2002
Gross Revenue	$122,981	$76,918	$36,122	$113,040	$236,021
Net Revenue	86,519	64,972	25,245	90,217	176,736
Income/(Loss) from Operations	9,225	7,809	(4,264)	3,545	12,770
Depreciation Expense	629	1,210	1,249	2,459	3,088

Six months ended March 31, 2002
Gross Revenue	$251,794	$150,203	$89,644	$239,847	$491,641
Net Revenue	170,451	126,279	63,478	189,757	360,208
Income from Operations	18,404	16,283	1,230	17,513	35,917
Depreciation Expense	1,252	2,319	2,273	4,592	5,844

Reconciliations:

	Three Months Ended
	March 30, 2003	March 31, 2002
Gross Revenue
Gross revenue from reportable segments	$252,727	$236,021
Elimination of inter-segment revenue	(8,822)	(11,230)
Other revenue	1,559	1,337
Total consolidated gross revenue	$245,464	$226,128

Net Revenue
Net revenue from reportable segments	$191,311	$176,736
Other revenue	1,559	1,337
Total consolidated net revenue	$192,870	$178,073

Income from Operations
Income from operations of reportable segments	$20,129	$12,770
Other income	1,376	58
Amortization of intangibles	(181)	(2,660)
Total consolidated income from operations	$21,324	$10,168

	Six Months Ended
	March 30, 2003	March 31, 2002
Gross Revenue
Gross revenue from reportable segments	$490,119	$491,641
Elimination of inter-segment revenue	(14,760)	(15,239)
Other revenue	3,193	2,754
Total consolidated gross revenue	$478,544	$479,156

Net Revenue
Net revenue from reportable segments	$370,659	$360,208
Other revenue	3,193	2,754
Total consolidated net revenue	$373,852	$362,962

Income from Operations
Income from operations of reportable segments	$37,436	$35,917
Other income	1,327	373
Amortization of intangibles	(316)	(5,321)
Total consolidated income from operations	$38,447	$30,969

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

Overview

Tetra Tech, Inc. is a leading provider of consulting, engineering and technical services.  As a consultant, we assist our clients in defining problems and developing innovative and cost–effective solutions. Our consulting services are complemented by our engineering and technical services. These technical services span the lifecycle of a project and include research and development, applied science and technology, engineering design, construction management, and operations and maintenance.  Our clients include a diverse base of public and private organizations located in the United States and internationally.

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

Net revenue in our Resource Management segment grew $18.8 million, or 21.7%, to $105.3 million in the three months ended March 30, 2003 from $86.5 million for the comparable period last year.  For the six months ended March 30, 2003, net revenue in our Resource Management segment grew $26.4 million, or 15.5%, to $196.8 million from $170.5 million for the comparable period last year.  This growth was primarily attributable to the FWI acquisition in March 2003 and our acquisition of Ardaman & Associates, Inc. (AAI) in June 2002 and increased revenue from Federal government customers, particularly the Department of Defense.

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

Gross revenue in our historical Infrastructure segment grew $3.7 million, or 4.8%, to $80.6 million in the three months ended March 30, 2003 from $76.9 million for the comparable period last year.  For the six months ended March 30, 2003, gross revenue from our historical Infrastructure segment grew $10.8 million, or 7.2%, to $161.1 million from $150.2 million in the comparable period last year.  This growth was primarily attributable to the fiscal 2002 acquisitions of The Thomas Group of Companies, Inc. and Hartman & Associates, Inc.  However, these increases were limited by economic conditions in certain geographic areas and reduced spending by commercial clients.

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

Cumulative Effect of Accounting Change.  We adopted SFAS No. 142 effective September 30, 2002.  The adoption of this standard required us to discontinue the amortization of goodwill and to test the net book value of goodwill for impairment.  The cumulative effect of adopting this standard resulted in the elimination of $114.7 million in net goodwill attributable to the acquisitions in the historical Communications segment.

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

Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, mature on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, mature on May 30, 2008.  At March 30, 2003, the outstanding principal balance on these notes was $110.0 million.

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

10.5

Fourth Amendment dated as of April 18, 2003 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

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

10.20	2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.21

Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.22

Registration Rights Agreement dated as of May 21, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended July 1, 2001).

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

99.1	Certification of Chief Executive Officer, dated as of May 21, 2003.

99.2	Certification of Chief Financial Officer, dated as of May 21, 2003.

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

On March 20, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K.  The items reported in the Form 8-K were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits), which related to the acquisition of substantially all of the assets of (i) Foster Wheeler Environmental Corporation and (ii) Hartman Consulting Corporation, a wholly-owned subsidiary of Foster Wheeler Environmental Corporation.  The date of the Form 8-K was March 7, 2003.  On May 21, 2003, we amended this Form 8-K by filing with the Securities and Exchange Commission a Current Report on Form 8-K/A (Amendment No. 1).  The item reported in the Form 8-K/A was Item 7 (Financial Statements and Exhibits).  The date of the Form 8-K/A was March 7, 2003.

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

Dated: May 21, 2003	TETRA TECH, INC.

By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Li-San Hwang, Chairman and Chief Executive Officer of Tetra Tech, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q/A of Tetra Tech, Inc. (the “Registrant”);

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

Dated:  May 21, 2003

/s/ Li-San Hwang
Li-San Hwang
Chairman and Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, David W. King, Chief Financial Officer and Treasurer of Tetra Tech, Inc., certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q/A of Tetra Tech, Inc. (the “Registrant”);

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

Dated:  May 21, 2003

/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)