Form 10-Q
period 2003-06-29
TETRA TECH INC
filed 2003-08-13
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19655

TETRA TECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4148514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 8, 2003, 53,862,363 shares of the Registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.    FINANCIAL INFORMATION

Item 1.                                   Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

	June 29, 2003	September 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,589,000	$46,345,000
Accounts receivable – net	170,782,000	137,354,000
Unbilled receivables – net	153,570,000	117,354,000
Contract retentions	4,743,000	5,090,000
Prepaid expenses and other current assets	30,997,000	18,588,000
Income taxes receivable	20,978,000	20,683,000
Total Current Assets	410,659,000	345,414,000

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	82,089,000	76,756,000
Leasehold improvements	9,797,000	8,217,000
Total	91,886,000	84,973,000
Accumulated depreciation and amortization	(50,310,000)	(44,847,000)
PROPERTY AND EQUIPMENT – NET	41,576,000	40,126,000

GOODWILL – NET	189,422,000	278,267,000

INTANGIBLE AND OTHER ASSETS – NET	16,478,000	8,173,000

TOTAL ASSETS	$658,135,000	$671,980,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$70,987,000	$60,038,000
Accrued compensation	44,745,000	34,228,000
Billings in excess of costs on uncompleted contracts	15,171,000	11,837,000
Other current liabilities	23,103,000	19,377,000
Deferred income taxes	18,638,000	18,638,000
Current portion of long-term obligations	36,592,000	1,559,000
Total Current Liabilities	209,236,000	145,677,000

LONG-TERM OBLIGATIONS	106,400,000	110,000,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000,000 shares of $0.01 par value; issued and outstanding, 0 shares at June 29, 2003 and September 29, 2002	—	—
Exchangeable stock of a subsidiary	13,239,000	13,239,000
Common stock – authorized, 85,000,000 shares of $0.01 par value; issued and outstanding, 53,804,503 and 53,273,227 shares at June 29, 2003 and September 29, 2002, respectively	538,000	533,000
Additional paid-in capital	212,555,000	207,505,000
Accumulated other comprehensive loss	(349,000)	(1,784,000)
Retained earnings	116,516,000	196,810,000
TOTAL STOCKHOLDERS’ EQUITY	342,499,000	416,303,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,135,000	$671,980,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Gross Revenue	$313,556,000	$238,171,000	$792,100,000	$717,327,000
Subcontractor Costs	81,764,000	52,735,000	186,456,000	168,929,000
Net Revenue	231,792,000	185,436,000	605,644,000	548,398,000

Cost of Net Revenue	181,921,000	148,607,000	476,370,000	431,435,000
Gross Profit	49,871,000	36,829,000	129,274,000	116,963,000

Selling, General and Administrative Expenses	23,900,000	20,132,000	64,540,000	63,976,000
Amortization of Intangibles	407,000	2,661,000	723,000	7,982,000
Income from Operations	25,564,000	14,036,000	64,011,000	45,005,000

Interest Expense	2,600,000	2,384,000	7,024,000	7,104,000
Interest Income	54,000	149,000	305,000	1,187,000
Income Before Income Tax Expense	23,018,000	11,801,000	57,292,000	39,088,000

Income Tax Expense	9,207,000	3,701,000	22,917,000	14,343,000
Income Before Cumulative Effect of Accounting Change	13,811,000	8,100,000	34,375,000	24,745,000

Cumulative Effect of Accounting Change	—	—	(114,669,000)	—

Net Income (Loss)	$13,811,000	$8,100,000	$(80,294,000)	$24,745,000

Basic Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.26	$0.15	$0.64	$0.47
Cumulative Effect of Accounting Change	—	—	(2.14)	—
Net Income (Loss)	$0.26	$0.15	$(1.50)	$0.47

Diluted Earnings Per Share:
Income Before Cumulative Effect of Accounting Change	$0.25	$0.15	$0.62	$0.45
Cumulative Effect of Accounting Change	—	—	(2.07)	—
Net Income (Loss)	$0.25	$0.15	$(1.45)	$0.45

Weighted Average Common Shares Outstanding:
Basic	53,553,000	52,976,000	53,404,000	52,589,000

Diluted	56,086,000	55,201,000	55,503,000	55,126,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 29, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(80,294,000)	$24,745,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	114,669,000	—
Depreciation and amortization	11,429,000	17,447,000
Provision for losses on receivables	3,221,000	3,958,000
Loss on disposal of property and equipment	170,000	—

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,228,000)	21,310,000
Unbilled receivables	(6,002,000)	(1,901,000)
Contract retentions	1,442,000	(9,000)
Prepaid expenses and other assets	(4,223,000)	(1,721,000)
Accounts payable	(16,877,000)	(6,496,000)
Accrued compensation	5,458,000	2,180,000
Billings in excess of costs on uncompleted contracts	(1,608,000)	2,120,000
Other current liabilities	322,000	(3,312,000)
Income taxes receivable/payable	(295,000)	(398,000)
Net Cash Provided by Operating Activities	24,184,000	57,923,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(6,657,000)	(5,168,000)
Payments for business acquisitions, net of cash acquired	(72,072,000)	(42,447,000)
Proceeds on sale of property and equipment	1,086,000	—
Net Cash Used In Investing Activities	(77,643,000)	(47,615,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations	(38,188,000)	(56,144,000)
Proceeds from borrowings under credit agreement	69,500,000	46,000,000
Net proceeds from issuance of common stock	5,055,000	5,871,000
Net Cash Provided by (Used In) Financing Activities	36,367,000	(4,273,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	336,000	377,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,756,000)	6,412,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,345,000	16,240,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,589,000	$22,652,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$9,508,000	$8,238,000
Income taxes, net of refunds received	$22,818,000	$13,227,000

SUPPLEMENTAL NON-CASH INVESTNG AND FINANCING ACTIVITIES:

In March 2003, the Company’s subsidiary, Tetra Tech FW, Inc., purchased certain assets and assumed certain liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.  In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$105,768,000
Cash paid	(72,072,000)
Purchase price receivable	7,175,000
Other acquisition costs	(555,000)
Liabilities assumed	$40,316,000

In June 2002, the Company purchased all of the capital stock of Ardaman & Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$23,559,000
Cash paid		(21,900,000)
Other acquisition costs		(10,000)
Liabilities assumed		$1,649,000

In March 2002, the Company purchased all of the capital stock of Hartman & Associates, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$14,482,000
Cash paid		(10,800,000)
Other acquisition costs		(10,000)
Liabilities assumed		$3,672,000

In March 2002, the Company’s subsidiary, The Thomas Group of Companies, Inc., purchased all of the capital stock of Thomas Associates Architects, Engineers, Landscape Architects, P.C. and America’s Schoolhouse Consulting Services, Inc.  In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$27,059,000
Cash paid		(15,055,000)
Issuance of common stock		(5,018,000)
Other acquisition costs		(10,000)
Liabilities assumed		$6,976,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 29, 2003, the condensed consolidated statements of operations for the three-month and nine-month periods ended June 29, 2003 and June 30, 2002, and the condensed consolidated statements of cash flows for the nine months ended June 29, 2003 and June 30, 2002 are unaudited, and, in the opinion of management, include all adjustments, consisting of the normal and recurring adjustments and a cumulative effect of accounting change, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

The results of operations for the three and nine months ended June 29, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2003.

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

The changes in the carrying value of goodwill by reporting unit for the nine months ended June 29, 2003 were as follows:

Reporting Unit	September 29, 2002	Goodwill Adjustments (1)	Impairment Losses	June 29, 2003
Resource Management	$52,092,000	$25,784,000	$—	$77,876,000
Infrastructure	111,435,000	111,000	—	111,546,000
Communications	114,740,000	(71,000)	(114,669,000)	—
Total	$278,267,000	$25,824,000	$(114,669,000)	$189,422,000

(1)          The goodwill adjustments represent goodwill related to an acquisition and post-acquisition purchase price adjustments.

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of June 29, 2003 and September 30, 2002, included in Intangible and Other Assets, Net in the accompanying condensed consolidated balance sheets, were as follows:

	June 29, 2003		September 30, 2002
Identifiable Intangible Assets	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Backlog	$10,856,000	$(837,000)	$1,751,000	$(163,000)
Non-compete Agreements	451,000	(435,000)	451,000	(397,000)
Software	25,000	(15,000)	25,000	(5,000)
Other	41,000	(38,000)	41,000	(36,000)
Total	$11,373,000	$(1,325,000)	$2,268,000	$(601,000)

Identifiable intangible assets acquired during the nine months ended June 29, 2003 consisted of backlog of $9,105,000 with a weighted average amortization period of 8.5 years.  Amortization expense for acquired finite-lived intangible assets for the nine months ended June 29, 2003 was $723,000.  Estimated amortization expense for the remainder of fiscal 2003 and for the succeeding five years is as follows:

2003	$403,000
2004	1,474,000
2005	1,432,000
2006	1,396,000
2007	1,329,000
2008	1,125,000

SFAS No. 142 requires disclosures of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented.  The following table recognizes the after-tax impact on the Company’s operating results of the adoption of SFAS No. 142 as if the statement had been in effect for all periods presented:

Three Months Ended June 30, 2002

Nine Months Ended June 30, 2002

Reported net income	$8,100,000	$24,745,000
Add back: Goodwill amortization	2,661,000	7,982,000
Adjusted net income	$10,761,000	$32,727,000

Basic earnings per share:

Reported basic earnings per share	$0.15	$0.47
Add back: Goodwill amortization per basic share	0.05	0.15
Adjusted basic earnings per share	$0.20	$0.62

Diluted earnings per share:

Reported diluted earnings per share	$0.15	$0.45
Add back: Goodwill amortization per diluted share	0.04	0.14
Adjusted diluted earnings per share	$0.19	$0.59

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002.  The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002.  The Company did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, the Company adopted the expanded disclosure requirements to include the effect of stock-based compensation in interim reporting.

4.                                      Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average number of shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options.  The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one to one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Numerator—
Income before cumulative effect of accounting change	$13,811,000	$8,100,000	$34,375,000	$24,745,000

Denominator for basic earnings per share—
Weighted average shares	53,553,000	52,976,000	53,404,000	52,589,000

Denominator for diluted earnings per share—
Denominator for basic earnings per share	53,553,000	52,976,000	53,404,000	52,589,000
Potential common shares:
Stock options	1,298,000	991,000	864,000	1,302,000
Exchangeable stock of subsidiary	1,235,000	1,235,000	1,235,000	1,235,000

Potential common shares	2,533,000	2,226,000	2,099,000	2,537,000

Denominator for diluted earnings per share	56,086,000	55,201,000	55,503,000	55,126,000

Basic earnings per share before cumulative effect of accounting change	$0.26	$0.15	$0.64	$0.47

Diluted earnings per share before cumulative effect of accounting change	$0.25	$0.15	$0.62	$0.45

For the three and nine months ended June 29, 2003, 1.9 million and 2.2 million options, respectively, were excluded from the calculation of potential common shares.  For the three and nine months ended June 30, 2002, 2.5 million and 1.9 million options, respectively, were excluded from the calculation of potential common shares.  These options were excluded because their exercise prices exceeded the average market price for the respective periods.

5.                                      Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates what the effect on net income and earnings per share would have been if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Income Before Cumulative Effect of Accounting Change, as reported	$13,811,000	$8,100,000	$34,375,000	$24,745,000

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,417,000	1,138,000	3,780,000	3,183,000

Pro Forma Income Before Cumulative Effect of Accounting Change	$12,394,000	$6,962,000	$30,595,000	$21,562,000

Earnings Per Share Before Cumulative Effect of Accounting Change:

Basic – as reported	$0.26	$0.15	$0.64	$0.47
Basic – pro forma	$0.23	$0.13	$0.57	$0.41

Diluted – as reported	$0.25	$0.15	$0.62	$0.45
Diluted – pro forma	$0.22	$0.13	$0.55	$0.39

6.                                      Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $29.6 million and $46.3 million at June 29, 2003 and September 29, 2002, respectively.

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

On June 29, 2002, the Company acquired 100% of the capital stock of Ardaman & Associates, Inc. (AAI), a provider of geotechnical, geophysical and hydrogeological consulting and engineering services in the southeastern region of the United States.  The purchase was valued at approximately $21.9 million and consisted of cash.

On March 7, 2003, the Company acquired through its wholly-owned subsidiary, Tetra Tech FW, Inc. (FWI), certain assets and certain related liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation, providers of engineering and program management services throughout the United States.  The purchase was valued at approximately $65.5 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of FWI’s net asset value as of March 7, 2003.

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

8.                                      Unaudited Pro Forma Operating Results

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired TGI, HAI, AAI, and FWI on October 1, 2001.  These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable.  The pro forma results do not reflect anticipated cost savings and do not represent results that would have occurred if these acquisitions had actually taken place on October 1, 2001.

Pro Forma Nine Months Ended

June 29, 2003

June 30, 2002

Gross revenue	$956,123,000	$985,057,000
Net revenue	693,864,000	738,287,000
Income from operations	68,345,000	55,762,000
Income before cumulative effect of accounting change	36,627,000	30,176,000
Earnings per share before cumulative effect of accounting change:
Basic	0.69	0.57
Diluted	0.66	0.55
Weighted average shares outstanding:
Basic	53,404,000	52,752,000
Diluted	55,503,000	55,289,000

9.                                      Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are presented net of valuation allowances to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs.  The allowance for doubtful accounts as of June 29, 2003 and September 29, 2002 was $13.9 million and $12.8 million, respectively.  The allowance for disallowed costs as of June 29, 2003 and September 29, 2002 was $2.6 million and $1.4 million, respectively.  Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit.  The Company establishes reserves on contract receivables when collectibility is doubtful plus a general allowance for which some potential loss is determined to be probable based upon current events and circumstances.  Management believes that resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

10.                               Operating Segments

The Company’s management has organized its operations into two operating segments: Resource Management and Infrastructure.  The Resource Management operating segment provides environmental engineering and consulting services primarily relating to water quality and water quantity to both public and private organizations. The Infrastructure operating segment provides design, engineering and project management services for the additional development, as well as the upgrading and replacement of existing infrastructure to both public and private organizations.  Management has established these operating segments based upon the services provided, the different marketing strategies associated with the segments, and the specialized needs of the clients.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

Infrastructure

Resource Management

Historical Infrastructure

Historical Communications

Subtotal Infrastructure

Total

Three Months Ended June 29, 2003
Gross Revenue	$208,284,000	$80,921,000	$34,247,000	$115,168,000	$323,452,000
Net Revenue	144,549,000	67,446,000	19,089,000	86,535,000	231,084,000
Income from Operations	17,840,000	7,123,000	1,412,000	8,535,000	26,375,000
Depreciation Expense	1,945,000	1,062,000	1,054,000	2,116,000	4,061,000

Nine Months Ended June 29, 2003
Gross Revenue	$476,895,000	$241,973,000	$94,702,000	$336,675,000	$813,570,000
Net Revenue	341,379,000	202,040,000	58,324,000	260,364,000	601,743,000
Income from Operations	38,314,000	20,683,000	4,815,000	25,498,000	63,812,000
Depreciation Expense	4,087,000	3,282,000	2,859,000	6,141,000	10,228,000

Three Months Ended June 30, 2002
Gross Revenue	$124,107,000	$85,037,000	$37,905,000	$122,942,000	$247,049,000
Net Revenue	88,844,000	71,297,000	23,860,000	95,157,000	184,001,000
Income from Operations	9,229,000	7,586,000	123,000	7,709,000	16,938,000
Depreciation Expense	840,000	1,215,000	1,198,000	2,413,000	3,253,000

Nine Months Ended June 30, 2002
Gross Revenue	$375,901,000	$235,240,000	$127,550,000	$362,790,000	$738,691,000
Net Revenue	259,295,000	197,576,000	87,338,000	284,914,000	544,209,000
Income from Operations	27,633,000	23,869,000	1,353,000	25,222,000	52,855,000
Depreciation Expense	2,092,000	3,534,000	3,471,000	7,005,000	9,097,000

Reconciliations:

	Three Months Ended
	June 29, 2003	June 30, 2002
Gross Revenue
Gross revenue from reportable segments	$323,452,000	$247,049,000
Elimination of inter-segment revenue	(10,604,000)	(10,313,000)
Other revenue	708,000	1,435,000
Total consolidated gross revenue	$313,556,000	$238,171,000

Net Revenue
Net revenue from reportable segments	$231,084,000	$184,001,000
Other revenue	708,000	1,435,000
Total consolidated net revenue	$231,792,000	$185,436,000

Income from Operations
Income from operations of reportable segments	$26,375,000	$16,938,000
Other income	(404,000)	(241,000)
Amortization of intangibles	(407,000)	(2,661,000)
Total consolidated income from operations	$25,564,000	$14,036,000

	Nine Months Ended
	June 29, 2003	June 30, 2002
Gross Revenue
Gross revenue from reportable segments	$813,570,000	$738,691,000
Elimination of inter-segment revenue	(25,371,000)	(25,553,000)
Other revenue	3,901,000	4,189,000
Total consolidated gross revenue	$792,100,000	$717,327,000

Net Revenue
Net revenue from reportable segments	$601,743,000	$544,209,000
Other revenue	3,901,000	4,189,000
Total consolidated net revenue	$605,644,000	$548,398,000

Income from Operations
Income from operations of reportable segments	$63,812,000	$52,855,000
Other income	922,000	132,000
Amortization of intangibles	(723,000)	(7,982,000)
Total consolidated income from operations	$64,011,000	$45,005,000

Major Clients:

The Company’s net revenue attributable to the U.S. government was approximately $88.9 million and $42.9 million for the three months ended June 29, 2003 and June 30, 2002, respectively. Net revenue attributable to the U.S. government was approximately $186.2 million and $138.7 million for the nine months ended June 29, 2003 and June 30, 2002, respectively.  Both the Resource Management and Infrastructure operating segments report revenue from the U.S. government.

11.                               Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  These sources include net income (loss) and other revenues, expenses, gains and losses incurred.  The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $14.7 million for the three months ended June 29, 2003 and comprehensive income was approximately $8.5 million for the three months ended June 30, 2002.  For the nine months ended June 29, 2003, comprehensive loss was $78.9 million. For the nine months ended June 30, 2002, comprehensive income was $25.1 million.  For the three and nine months ended June 29, 2003, the Company realized net translation gains of $0.8 million and $1.4 million, respectively. For the three and nine months ended June 30, 2002, the Company realized net translation gains of $0.4 million.

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are intended to identify such forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are referred to risks and uncertainties identified below, and in the documents filed by us with the Securities and Exchange Commission, specifically the most recent reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Our cost of net revenue includes professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our selling, general and administrative (SG&A) expenses are comprised primarily of marketing, and bid and proposal costs, as well as our corporate headquarters’ costs related to the executive offices, corporate finance and accounting, and information technology costs.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.  We also include in SG&A expenses the charges to bad debt expense to provide reserves for account debtors.

We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients.  The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to these client sectors:

Percentage of Net Revenue

	Three Months Ended		Nine Months Ended
Client Sector	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Federal government	38.4%	23.1%	30.7%	25.3%
State and local government	19.9	28.1	22.1	22.6
Commercial	40.3	46.3	45.5	49.8
International	1.4	2.5	1.7	2.3
	100.0%	100.0%	100.0%	100.0%

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

Percentage of Net Revenue

	Three Months Ended		Nine Months Ended
Operating Segment	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Resource Management	62.4%	47.9%	56.4%	47.3%
Infrastructure	37.3	51.3	43.0	51.9
Other revenue	0.3	0.8	0.6	0.8
	100.0%	100.0%	100.0%	100.0%

Results of Operations

The following table presents the percentage relationship of selected items to net revenue in our condensed consolidated statements of operations:

Percentage Relationship to Net Revenue

	Three Months Ended		Nine Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	78.5	80.1	78.7	78.7
Gross profit	21.5	19.9	21.3	21.3
Selling, general and administrative expenses	10.3	10.9	10.6	11.7
Amortization of intangibles	0.2	1.4	0.1	1.4
Income from operations	11.0	7.6	10.6	8.2
Net interest expense	1.1	1.2	1.1	1.1
Income before income tax expense	9.9	6.4	9.5	7.1
Income tax expense	3.9	2.0	3.8	2.6
Net income before cumulative effect of accounting change	6.0%	4.4%	5.7%	4.5%

Net Revenue.  Net revenue increased $46.4 million, or 25.0%, to $231.8 million for the three months ended June 29, 2003 from $185.4 million for the comparable period last year.  For the nine months ended June 29, 2003, net revenue increased $57.2 million, or 10.4%, to $605.6 million from $548.4 million for the comparable period last year.

Net revenue in our Resource Management segment grew $55.7 million, or 62.7%, to $144.5 million in the three months ended June 29, 2003 from $88.8 million for the comparable period last year.  For the nine months ended June 29, 2003, net revenue in our Resource Management segment grew $82.1 million, or 31.7%, to $341.4 million from $259.3 million for the comparable period last year.  This growth was primarily attributable to our acquisition of Foster Wheeler Environmental Corporation (FWI) in March 2003, our acquisition of Ardaman & Associates, Inc. (AAI) in June 2002 and increased revenue from Federal government customers, particularly the Department of Energy and the Environmental Protection Agency.

Net revenue in our Infrastructure segment decreased by $8.7 million, or 9.1%, to $86.5 million in the three months ended June 29, 2003 from $95.2 million in the comparable period last year.  For the nine months ended June 29, 2003, net revenue in our Infrastructure segment decreased by $24.5 million, or 8.6%, to $260.4 million, from $284.9 million in the comparable period last year.

Net revenue in our historical Infrastructure segment area decreased $3.9 million, or 5.4%, to $67.4 million in the three months ended June 29, 2003 from $71.3 million for the comparable period last year.  This change resulted primarily because of reduced spending by our commercial clients in a limited number of geographical markets.  For the nine months ended June 29, 2003, net revenue in our historical Infrastructure segment grew $4.5 million, or 2.3%, to $202.0 million from $197.6 million in the comparable period last year.  This growth was primarily attributable to our fiscal 2002 acquisitions of The Thomas Group of Companies (TGI) and Hartman & Associates, Inc. (HAI).  However, this increase was limited by economic conditions in certain geographic areas and reduced spending by commercial clients.

Net revenue in our historical Communications segment decreased $4.8 million in the three months ended June 29, 2003, or 20.0%, to $19.1 million from $23.9 million in the comparable period last year.  For the nine months ended June 29, 2003, net revenue in our historical Communications segment decreased $29.0 million, or 33.2%, to $58.3 million from $87.3 million for the comparable period last year.  This decrease reflects the continued reduction of capital spending by our communications clients, particularly in the wired communications market.  In our Federal, state and local government and commercial client sectors, we continued to realize net revenue increases in actual dollars.

We segregate from our total revenue the revenue recognized by acquired companies during their first 12 months following their respective effective dates of acquisition.  We refer to revenue recognized from acquired companies during such first 12 months as acquisitive revenue.  We compute organic revenue by deducting acquisitive revenue from total revenue.  Acquisitive revenue for the three months ended June 29, 2003 totaled $51.3 million.  Excluding this net revenue, we realized negative organic growth in our net revenue of 2.7% for the three months ended June 29, 2003 from the comparable period last year.

Gross Revenue. Gross revenue increased $75.4 million, or 31.7%, to $313.6 million for the three months ended June 29, 2003 from $238.2 million for the comparable period last year.  For the nine months ended June 29, 2003, gross revenue increased $74.8 million, or 10.4%, to $792.1 million from $717.3 million for the comparable period last year.

Gross revenue in our Resource Management segment grew $84.2 million, or 67.8%, to $208.3 million in the three months ended June 29, 2003 from $124.1 million for the comparable period last year.  For the nine months ended June 29, 2003, gross revenue in our Resource Management segment grew $101.0 million, or 26.9%, to $476.9 million from $375.9 million for the comparable period last year.  This growth was primarily attributable to the FWI acquisition in March 2003, our acquisition of AAI in June 2002, and increased revenue from Federal government customers, particularly the Department of Energy and the Environmental Protection Agency.

Gross revenue in our Infrastructure segment decreased $7.8 million, or 6.3%, to $115.2 million in the three months ended June 29, 2003 from $122.9 million in the comparable period last year.  Gross revenue in our Infrastructure segment decreased by $26.1 million, or 7.2%, to $336.7 million in the nine months ended June 29, 2003 from $362.8 million in the comparable period last year.

Gross revenue in our historical Infrastructure segment decreased $4.1 million, or 4.8%, to $80.9 million in the three months ended June 29, 2003 from $85.0 million for the comparable period last year.  The decrease was primarily due to decreased spending by our commercial clients.  For the nine months ended June 29, 2003, gross revenue in our historical Infrastructure segment grew $6.8 million, or 2.9%, to $242.0 million from $235.2 million in the comparable period last year.  This growth was primarily attributable to the fiscal 2002 acquisitions of TGI and HAI.  However, this increase was limited by economic conditions in certain geographic areas and reduced spending by commercial clients.

Gross revenue in our historical Communications segment decreased by $3.7 million in the three months ended June 29, 2003, or 9.7%, to $34.2 million from $37.9 million in the comparable period last year.  For the nine months ended June 29, 2003, gross revenue in our historical Communications segment decreased by $32.9 million, or 25.8%, to $94.7 million from $127.6 million for the comparable period last year.  This decrease reflects the continued reduction of capital spending by our communications clients.

Acquisitive gross revenue for the three months ended June 29, 2003 totaled $76.7 million.  Excluding this gross revenue, we realized negative organic growth in our gross revenue of 0.5% for the three months ended June 29, 2003 from the comparable period last year.

Cost of Net Revenue.  Cost of net revenue increased $33.3 million, or 22.4%, to $181.9 million for the three months ended June 29, 2003 from $148.6 million for the comparable period last year.  As a percentage of net revenue, cost of net revenue for the three months ended June 29, 2003 was 78.5% compared to 80.1% for the comparable period last year.  For the nine months ended June 29, 2003, cost of net revenue increased $45.0 million, or 10.4%, to $476.4 million from $431.4 million for the comparable period last year.  As a percentage of net revenue, cost of net revenue for the nine months ended June 29, 2003 was unchanged at 78.7% when compared to the same period last year.  For the quarter ended June 29, 2003, the reduction in cost of net revenue as a percentage of net revenue resulted from cost reductions, particularly in our communications companies, in response to the overall slowdown in the communications industry.  For the nine months ended June 29, 2003, the cost reductions during the third quarter were offset by the increase in cost of net revenue as a percentage of net revenue in the first quarter due primarily to the timing of our cost reduction efforts.

Selling, General and Administrative Expenses.  SG&A expenses increased $3.8 million, or 18.7%, to $23.9 million for the three months ended June 29, 2003 from $20.1 million for the comparable period last year due primarily to the growth of our operations.  However, as a percentage of net revenue, total SG&A expenses decreased to 10.3% for the three months ended June 29, 2003 from 10.9% for the comparable period last year.  For the nine months ended June 29, 2003, SG&A expenses increased $0.5 million, or 0.9%, to $64.5 million from $64.0 million for the comparable period last year.  As a percentage of net revenue, total SG&A expenses decreased to 10.6% for the nine months ended June 29, 2003 from 11.7% for the comparable period last year.  SG&A expenses for the nine months ended June 30, 2002 were not commensurate with the net revenue for that period, primarily due to the rapid decline in net revenue from our communications clients.  Amortization expense relating to acquisitions decreased to 0.2% and 0.1% of net revenue for the three months and nine months ended June 29, 2003, respectively, compared to 1.4% and 1.5% for the three months and nine months ended June 30, 2002, respectively, as a result of the discontinuation of goodwill amortization resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Net Interest Expense.  Net interest expense increased $0.3 million, or 13.9%, to $2.5 million for the three months ended June 29, 2003 from $2.2 million for the comparable period last year.  For the nine months ended June 29, 2003, net interest expense increased $0.8 million, or 13.6%, to $6.7 million from $5.9 million for the comparable period last year.  These increases were primarily attributable to interest income on certain receivables recognized in the prior year, as well as by an increase in average borrowings outstanding resulting primarily from the FWI acquisition during the three and nine months ended June 29, 2003.

Income Tax Expense.  Income tax expense increased $5.5 million, or 148.8%, to $9.2 million for the three months ended June 29, 2003 from $3.7 million for the comparable period last year.  For the nine months ended June 29, 2003, income tax expense increased $8.6 million, or 59.8%, to $22.9 million from $14.3 million for the comparable period last year.  The increased income tax expense is due to the increase in income before taxes.  Our current estimated effective tax rate is 40.0% compared to 36.7% in the comparable nine month period last year.  This increase is primarily attributable to lower estimated research and experimentation tax credits for fiscal 2003, offset by the discontinuation of goodwill amortization under SFAS No. 142.

Cumulative Effect of Accounting Change.  We adopted SFAS No. 142 effective September 30, 2002.  The adoption of this standard required us to discontinue the amortization of goodwill and to test the net book value of goodwill for impairment.  The cumulative effect of adopting this standard resulted in the elimination of $114.7 million in net goodwill attributable to the acquisitions in our historical Communications segment.

Net Income.  Net income increased $5.7 million, or 70.5%, to $13.8 million for the three months ended June 29, 2003 from $8.1 million for the comparable period last year.  The increase was primarily due to the increase in net revenue and a decrease in amortization expense, partially offset by an increase in SG&A costs and income taxes.  The net income decreased by $105.0 million to a net loss of $80.3 million for the nine months ended June 29, 2003 from a net income of $24.7 million for the comparable period last year.  The decrease is primarily due to the $114.7 million charge related to the cumulative effect of an accounting change in the second quarter, as well as an increase in the income tax expense.  These expenses were partially offset by an increase in gross profit and the elimination of goodwill amortization expense.

Liquidity and Capital Resources

As of June 29, 2003, our working capital was $201.4 million, an increase of $1.7 million from September 29, 2002, of which cash and cash equivalents totaled $29.6 million as compared to $46.3 million at September 29, 2002.

In the nine months ended June 29, 2003, cash provided by operating activities was $24.2 million compared to $57.9 million in the comparable period last year.  This change is primarily attributable to the timing of billing and collection of accounts receivable and the timing of payments for liabilities.  In addition, the FWI acquisition in March 2003 did not include cash, and funding was required for the payment of related acquired liabilities.  For the nine months ended June 29, 2003, cash used in investing activities was $77.6 million compared to $47.6 million for the comparable period last year.  This increase was primarily due to cash used for the FWI acquisition.  In the nine months ended June 29, 2003, cash provided by financing activities was $36.4 million compared to $4.3 million used for financing activities for the comparable period last year.

Our credit agreement  with various financial institutions (the “Credit Agreement”) provides for a revolving credit facility (the “Facility”) of $140.0 million.  Under the Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $25.0 million outstanding at any given time.  The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations.  As of June 29, 2003, borrowings and standby letters of credit under the Facility totaled $33.0 million and $6.9 million, respectively.  These borrowings are classified as current portion of long-term obligations on our condensed consolidated balance sheet because we anticipate having the ability of repaying the total owed within 12 calendar months.  However, we are not obligated to repay outstanding borrowings on the Facility until its maturity in 2005.

Further, we have issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, mature on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, mature on May 30, 2008.  At June 29, 2003, the outstanding principal balance on these notes was $110.0 million, of which a scheduled $3.6 million payment on the Series B Notes is due within the next 12 calendar months.

We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements through the next 12 months.  However, should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the then current availability of cash, we may pursue additional financing.

In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of operations.  We proceed with an acquisition if we believe that the acquisition will have an accretive effect on future operations or could expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, current general economic conditions may impact our client base, and, as such, may impact their credit worthiness and our ability to collect cash to meet our operating needs.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002.  The amendment of the disclosure requirements is effective for interim periods beginning after December 15, 2002.  We did not elect to adopt the fair value recognition provisions of SFAS No. 123; however, we adopted the expanded disclosure to include the effect of stock-based compensation in interim reporting.

Market Risks

We currently utilize no material derivative financial instruments which expose us to significant market risk.  We are exposed to cash flow risk due to interest rate fluctuations under our Credit Agreement.  At our option, we borrow on our Facility (a) at a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.0% to 0.5%, or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%.  Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility’s maturity date.  Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion upon payment in full of loans and other obligations.  Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year’s period of time.

We have outstanding senior secured notes which bear interest at a fixed rate.  The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011.  The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008.  If interest rates increased by 1.0%, the fair value of the senior secured notes could decrease by $4.8 million.  If interest rates decreased by 1.0%, the fair value of the senior secured notes could increase by $5.1 million.

We currently anticipate repaying $36.6 million of our outstanding indebtedness in the next 12 months, of which $3.6 million is a scheduled principal payment on the Series B Notes.  Assuming we do repay the remaining $33.0 million ratably during the next 12 months, and our average interest rate increases or decreases by one percent, our annual interest expense could increase or decrease by $0.2 million.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing.  We could incur additional debt under the Facility or our operating results could be worse than we expect.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence.  We expect to continue to acquire companies as an element of our growth strategy.  Acquisitions involve certain risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts.  For example:

•                  We may not be able to identify suitable acquisition candidates or to acquire additional companies on acceptable terms;

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

•                  Assume liabilities;

•                  Record goodwill that will be subject to impairment testing and potential periodic impairment charges;

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

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges.  Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls.  In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees.  The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance or utilization levels could have a material adverse effect on our business.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

During the nine months ended June 29, 2003, we derived approximately 52.8% of our net revenue from contracts with Federal, state and local government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business with these agencies.  As a result, our financial condition and operating results could suffer.

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

•                  A dispute with or improper activity by one of our subcontractors; and

•                  General economic or political conditions.

These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions.  Any of these actions could have a material adverse effect on our revenues or timing of contract payments from these agencies.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

During the nine months ended June 29, 2003, we derived approximately 45.5% of our net revenue from commercial clients.  We rely upon the financial stability and credit worthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

On July 2, 2001, our client, Metricom, Inc. (“Metricom”), filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  At the time of filing, we had outstanding accounts receivable with Metricom in the aggregate amount of $38.3 million.  In the third quarter of fiscal 2001, we took a charge in that amount to provide a reserve for the Metricom receivable.  We have received partial settlement payments in the aggregate amount of approximately $7.9 million and anticipate receiving an additional $1.3 million in the upcoming months.  This recovery was offset by additional costs relating to that charge that were not reserved for, costs for defending our claim, and additional bad debt expense to reserve for solvency issues with other communications clients.

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

Our revenue from agencies of the Federal government is concentrated, and a reduction in spending by these agencies could adversely affect our business and operating results

Agencies of the Federal government are among our most significant clients.  During the nine months ended June 29, 2003, approximately 30.7% of our net revenue was derived from Federal agencies, of which 15.8% was derived from the Department of Defense (DOD), 8.0% from the Environmental Protection Agency (EPA), 3.5% from the Department of Energy (DOE) and 3.4% from various other Federal agencies.  Some contracts with Federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by Federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts.  These limitations, if significant, could have a material adverse effect on our business.

Our contracts with governmental agencies are subject to audit, which could result in the disallowance of certain costs

Contracts with the Federal government and other governmental agencies are subject to audit.  Most of these audits are conducted by the Defense Contract Audit Agency (DCAA), which reviews our overhead rates, accounting systems and cost proposals.  The DCAA may disallow costs if it determines that we accounted for these costs incorrectly or in a manner inconsistent with Cost Accounting Standards.  A disallowance of costs by the DCAA, or other governmental auditors, could have a material adverse effect on our business.

Our business and operating results could be adversely affected by losses under fixed-price contracts or termination of contracts at the client’s discretion

We contract with Federal and state governments as well as with the commercial sector.  These contracts are often subject to termination at the discretion of the client with or without cause.  Additionally, we enter into various types of contracts with our clients, including fixed-price contracts.  During the nine months ended June 29, 2003, approximately 38.0% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts.  These contracts protect clients and expose us to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Losses under fixed-price contracts or termination of contracts at the discretion of the client could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our gross revenue backlog as of June 29, 2003 was approximately $1.0 billion.  We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the Federal government and other clients are terminable at will.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  During the nine months ended June 29, 2003, subcontractor costs comprised 23.5% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Earth Tech, Inc., a wholly-owned subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; Mastec, Inc.; MWH Global, Inc.; Quanta Services, Inc.; Weston Solutions, Inc.; Science Applications International Corporation; The Shaw Group, Inc; TRC Companies, Inc.; URS Corporation; and Wireless Facilities, Inc.

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

Adverse resolution of litigation may harm our operating results of financial condition

We are a party to lawsuits in the normal course of business.  Litigation can be expensive, lengthy and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.  An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition.  For additional information regarding current litigation, see Item 1, “Legal Proceedings,” contained in Part II of this Report.

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

Our international operations expose us to risks such as foreign currency fluctuations

During the nine months ended June 29, 2003, we derived approximately 1.7% of our net revenue from the international marketplace. Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our international revenue increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate foreign currency exposures.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

There have been no changes during the period covered by this Report in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                   Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering and consulting profession, primarily alleging professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

a.                        Exhibits

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

10.5                           Fourth Amendment dated as of April 18, 2003 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

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

10.8                           Second Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

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

10.12                     1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.13                     Form of Incentive Stock Option Agreement used by the Company in connection with the Company’s 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.14                     1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.15                     Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company’s 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.16                     Employee Stock Purchase Plan (as amended through May 31, 2003).

10.17                     Form of Stock Purchase Agreement used by the Company in connection with the Company’s Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.18                     2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*

10.19                     Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*

10.20                     2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.21                     Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.22                     Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.23                     Registration Rights Agreement dated as of September 26, 2001 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.24                     Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

31.1                           Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory arrangement.

b.                       Reports on Form 8-K

On May 22, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K/A.  The item reported in the Form 8-K/A was Item 7 (Financial Statements and Exhibits), which related to the acquisition of substantially all of the assets of (i) Foster Wheeler Environmental Corporation and (ii) Hartman Consulting Corporation, a wholly-owned subsidiary of Foster Wheeler Environmental Corporation.  The date of the Form 8-K was March 7, 2003.

On July 24, 2003, we filed with the Securities and Exchange Commission a Current Report on Form 8-K.  The items reported in the Form 8-K were Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure), which related to the press release dated July 22, 2003, titled “Tetra Tech Reports Third Quarter 2003 Earnings.”  The date of the Form 8-K was July 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	TETRA TECH, INC.

By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)