Form 10-K
period 2003-09-28
TETRA TECH INC
filed 2003-12-16
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2003.
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2003 was $748,491,978 (based upon the closing price for shares of common stock as reported by the Nasdaq National Market on that date). As of December 8, 2003, 54,365,956 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's Annual Report to Stockholders for the fiscal year ended September 28, 2003 are incorporated by reference in Part I and Part II of this report where indicated. Portions of registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

        This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference from our 2003 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the risks and uncertainties identified below under "Risk Factors" and elsewhere, and in other reports we file with the Securities and Exchange Commission ("SEC"), specifically our most recent reports on Form 8-K and Form 10-Q, each as it may be amended from time to time. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Business

General

        Tetra Tech, Inc. is a leading provider of consulting, engineering and technical services in the areas of resource management and infrastructure. As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, construction management, and operations and maintenance. Our clients include a diverse base of government and commercial organizations located in the United States and, to a lesser extent, internationally.

        Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth. As of the end of fiscal 2003, we had more than 8,900 employees worldwide, primarily located in North America in more than 345 locations.

        We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. Our headquarters mailing address is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate website is located at www.tetratech.com. Through a link on the Investors section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Overview

        Due to business competition, changing regulatory environments, and rapid technological advancement, many government and commercial organizations face new and complex challenges. These organizations are turning to professional service firms to assist them with addressing these challenges. Since each organization presents its own unique set of issues, each often seeks professional service firms with industry-specific expertise to analyze its problems and develop appropriate solutions. These solutions are then implemented by firms possessing the required engineering and technical service capabilities. Each of the following two business areas faces its own unique set of challenges:

        Resource Management.    The world's natural resources are interdependent, creating a delicate balance. Factors such as agricultural and residential development, commercial construction, and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. To comply with environmental laws and regulations, respond to public pressure, and attain operating efficiencies, government and commercial organizations are focusing on resource management. Two areas particularly affected by these trends are water management and waste management.

  •
  Water Management.    Insufficient water supplies, concern over the cost, quality and availability of water, and the aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. According to the U.S. Environmental Protection Agency (EPA), contamination of groundwater and surface water resulting from agricultural and urban development is one of the most serious environmental problems facing the United States. To alleviate these concerns, government and commercial organizations seek water management advice.

  •
  Waste Management.    In the past, many waste disposal practices caused significant environmental damage. Since the 1970s, more stringent controls on municipal and industrial waste have been established by governments around the world to protect the environment. Organizations seek waste management advice to comply with complex and evolving environmental regulations, to minimize the economic and social impact of waste generation and disposal, and to realize significant cost savings through increased operating efficiencies.

        Infrastructure.    Continued population growth and increased user expectations place significant strain on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, transportation infrastructure, pipelines, and communication and power networks, as well as educational, recreational and correctional facilities. Additionally, as existing facilities age, they require upgrading or replacement. Further, the public and private organizations that develop and maintain these facilities are evaluating their cost structures and establishing more efficient alternatives, such as outsourcing. These factors drive the need for planning, engineering design, construction management, and operations and maintenance services that we provide. Technological change and government deregulation have spurred sweeping changes in the communications infrastructure industry. Local and long-distance telephone companies, cable operators and wireless service providers are penetrating each other's markets and trying to establish footholds in new markets created by new technologies. Various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers have increasingly turned to professional service firms for advice and assistance in planning, deploying and maintaining their communications networks.

The Tetra Tech Solution

        Tetra Tech provides the consulting, engineering and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions, and implementing those solutions. We believe that we are one of the leaders in many of the markets we serve and that the following factors distinguish us from our competitors:

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

        Capitalizing on Our Extensive Technical Experience.    Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, historically focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation, educational facilities and communications. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers, radio frequency engineers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems without the time-consuming process of developing new approaches.

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

        Providing Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence, and we now have operations in Canada, India, the Philippines, Germany, China and Puerto Rico.

Company Strategy

        Our objective is to become the leading provider of consulting, engineering and technical services in our chosen business areas. To achieve this objective, we plan to continue the following primary strategies that we believe have been integral to our success:

        Identify and Expand Into New Business Areas.    We use our consulting services and certain technical services as an entry point to evaluate new business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting services, we identified and expanded into infrastructure engineering services.

        Expand Service Offerings and Geographic Presence Through Acquisitions.    We believe that acquisition opportunities exist that will allow us to continue our growth in selected business areas, broaden our service offerings, and extend our geographic presence. We intend to make acquisitions that will enable us to strengthen our position in certain key business areas, or further strengthen our position in our more established service offerings. We believe that our reputation and public company status make us an attractive partner and provide us with an advantage in pursuing acquisitions.

        Focus on Public Sector Projects.    We intend to continue marketing to public sector organizations and bidding for projects to stay on the leading edge of policy development. This experience helps us identify market opportunities and enhances our ability to serve other public and private clients.

Additionally, public sector contracts provide more predictable revenue and return than private sector contracts.

        Strengthen Project and Financial Performance.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through the prompt billing and collection of accounts receivables, the negotiation of appropriate contract terms and the management of our contract performance to minimize schedule delays and cost overruns. We believe that our approach to continuously improve our project and financial discipline enables us to generate cash flow through operations and thereby fund acquisitions and internal growth.

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

Services

        We provide our clients with consulting, engineering and technical services that focus on our clients' specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large, complex infrastructure projects. Our service offerings include:

  •
  Research and development to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging from microscopic to global;

  •
  Applied science and technology to assess a wide range of problems and develop practical and cost-effective solutions through the application of scientific method, new technology and data interpretation;

  •
  Engineering design to provide services from concept development and initial planning through project completion;

  •
  Construction management to provide experienced and specialized construction managers to assist clients minimize the risk of cost overruns, delays and contractual conflicts; and

  •
  Operations and maintenance to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce operating costs.

Business Areas

        In fiscal 2003, we provided our services in two principal business areas: resource management and infrastructure. Management established these business areas based upon the services provided, the different marketing strategies associated with the services and the specialized needs of their respective clients. In the first quarter of fiscal 2003, because of consolidation in the marketplace, the nature of the services we currently provide, and significant changes in our workload, we combined our former infrastructure and communications business areas to form our new infrastructure business area.

        The following table presents, for the periods indicated, the approximate percentage of net revenue attributable to our business areas:

	Percentage of Net Revenue
Business Area	Fiscal 2003	Fiscal 2002	Fiscal 2001
Resource Management	57.8%	48.2%	40.0%
Infrastructure	41.4	51.0	59.3
Other net revenue	0.8	0.8	0.7

	100.0%	100.0%	100.0%

Resource Management

        One of our major concentrations is water resource management, where we have a leading position in understanding the interrelationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, and operations and maintenance. Our service offerings in the resource management business area are focused on the following project areas:

          Surface Water Projects:    Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters, and the ensuing legislative and regulatory response are driving demand for our services. Over the past 37 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to government clients such as the EPA, the Department of Defense (DOD) and the Department of Energy (DOE), and to a broad base of private sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local agencies, particularly in the area of watershed management.

          Groundwater Projects:    Groundwater is the source of drinking water for much of the U.S. population and a substantial portion of the water used for residential, industrial and agricultural purposes. Our activities in the groundwater field are diverse and typically include projects such as investigating and identifying sources of chemical contamination, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

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

          Regulatory Compliance Projects:    Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, and other environmental laws and regulations. Although we provide services to both public and private clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

Infrastructure

        In our infrastructure area, we focus on the development of water infrastructure projects; institutional facilities; commercial, recreational, and leisure facilities; transportation projects; and communications infrastructure projects. These facilities and projects are an essential part of everyday life and also sustain economic activity and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering design, construction management, and operations and maintenance. We also focus on the delivery of technical solutions necessary to build and manage communications infrastructure projects. Our capabilities support a wide range of technologies for rapid information transport including broadband and wireless communications. Our communications infrastructure clients seek consulting, applied science, engineering design, construction management, and operations and maintenance services. Our service offerings in the infrastructure business area are focused on the following project areas:

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

          Commercial, Recreational and Leisure Facilities Projects:    We specialize in the planning and design of water-related entertainment and leisure facilities from theme park attractions to large marine aquariums. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects worldwide. We have also designed integrated interior building systems for heat, light, security and communications to improve building energy efficiency and cost effectiveness.

          Transportation Projects:    We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations and expansion of airports. We have also completed numerous transportation projects including bridges and major highways, and repairs, replacements and upgrades of older transportation facilities.

          Communications Infrastructure Projects:    We provide network planning, engineering, development and maintenance for wired and wireless communications infrastructure projects. We have performed both inside and outside plant projects for major network service providers and building owners using both broadband and wireless technologies.

Project Examples

        The following table presents brief examples of specific current and recent projects in our two principal business areas:

Business Area	Representative Projects
Resource Management	•	Currently providing engineering services for Bureau of Reclamation projects throughout the southwestern U.S. Providing water quality modeling, watershed management, public consensus building, and engineering solutions for water supplies.
•
Currently assisting the EPA Office of Wastewater Management in conducting the Clean Water Needs Survey to assess financial needs for constructing wastewater treatment plants and other clean water related infrastructure.
	•	Currently providing relicensing services for nuclear power plants to extend the operational lifespans of these facilities.
•
Currently supporting environmental activities at U.S. Air Force installations worldwide to assist the Air Force in its environmental mission in the areas of restoration, pollution prevention, compliance, and conservation.
	•	Currently providing management and demolition of captured enemy munitions in Iraq for the U.S. Army Corps of Engineers.
•
Currently providing program management and technical support for the Comprehensive Long-term Environmental Action Navy (CLEAN) program under a ten-year contract. Activities include installation restoration, base realignment and closure, and underground storage tank programs.
•
Currently providing environmental operations and maintenance services at Vandenberg Air Force Base in California. Providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, and air monitoring and other services.
	•	Currently managing the environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.
•
Currently serving as prime contractor for National Environmental Policy Act (NEPA) studies at DOE facilities. The work helps to ensure that the DOE's proposed defense and energy related actions comply with applicable environmental regulations.
Infrastructure	•
Currently implementing production process engineering efficiencies. Upgraded information management systems and implemented ISO 14000-compliant environmental management systems for several Fortune 500 industrial clients.
	•	Currently providing engineering design for the upgrade of building systems including air, power, and data distribution systems, for several locations of a major luxury hotel chain.
	•	Currently providing multi-modal transportation planning and design for Boston, Massachusetts' first citywide transportation plan since the 1960s.

•	Completed the development and analysis of alternative flood control measures for the Los Angeles River.
•	Completed engineering design and construction management services for the renovation of a building complex to house a large financial services company in New York, New York.
•	Currently providing information technology, mechanical, electrical, plumbing and fire protection engineering for the Time Warner Center, a mixed-use project in New York, New York.
•	Currently providing engineering and construction management for the upgrade of water distribution and treatment facilities serving Atlanta, Georgia.
•	Currently providing planning and engineering design for a new educational facility in Corning, New York.
•	Currently providing integrated voice, video and data networks inside buildings for large corporations, colleges and health care facilities nationwide.
•
Currently assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network to provide high speed Internet connections, digital cable television, and broadband telephony in several western U.S. markets.
•
Currently providing turnkey network development services for Nextel Communications, Inc. throughout the western U.S. Services include overall project management, site acquisition, radio frequency engineering, network deployment, and startup verification.
•
Provided turnkey services including site selection and optimization, architectural and engineering design, site construction, and electronics installation and optimization for cell site development in the Los Angeles, California, area for a major cellular communications carrier.
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

Clients

        We provide services to a diverse base of Federal, state and local government agencies, and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of our net revenue attributable to these client sectors:

	Percentage of Net Revenue
Client	Fiscal 2003	Fiscal 2002	Fiscal 2001
Federal government	33.4%	25.1%	24.5%
State and local governments	20.4	23.5	18.1
Commercial	44.5	49.1	54.2
International	1.7	2.3	3.2

	100.0%	100.0%	100.0%

        Federal government agencies are among our most significant clients. During fiscal 2003, the DOD, EPA and DOE accounted for approximately 19%, 8% and 4%, respectively, of our net revenue. We often support multiple programs within a single Federal agency. We assist state and local government clients in a variety of jurisdictions across the country. No single state and local government client accounted for more than 10% of our net revenue in fiscal 2003. Our commercial sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No single commercial sector client accounted for more than 10% of our net revenue in fiscal 2003.

        The following table presents a list of representative clients in our two business areas:

Representative Clients
Business Area	Federal Government	State and Local Governments	Commercial
Resource Management	U.S. Environmental Protection Agency; U.S. Air Force; U.S. Navy; U.S. Army; U.S. Coast Guard; U.S. Forest Service; U.S. Department of Energy; U.S. Agency for International Development; Federal Energy Regulatory Commission; U.S. Postal Service	California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Clarmont County, Ohio; City of San Jose, California; Salton Sea Authority	Lockheed Martin Corporation; Merck & Co.; General Electric Company; Exelon Corporation; Hewlett-Packard Company; Unocal Corporation
Infrastructure	U.S. Army Corps of Engineers; U.S. Bureau of Reclamation; U.S. Navy; Federal Emergency Management Agency; U.S. Department of the Interior
City of Breckenridge, Colorado; Washington, D.C. Department of Transportation; City of Detroit, Michigan; City of Portland, Oregon; Texas Parks and Wildlife Department; King County, Washington; Delaware Department of Transportation; Delaware Department of Corrections; Boston Water and Sewer Commission
Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; General Motors Corporation; Lowe's Company; Marriott Corporation; Time Warner, Inc.; AT&T Wireless Services; Comcast Cable Communications, Inc.; Nextel Communications, Inc.; Verizon Communications; Sprint Communications Company

Contracts

        We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. In fiscal 2003, 38%, 41% and 21% of our net revenue was derived from fixed-price, time-and-materials, and cost-plus contracts, respectively. Our various clients determine which type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Under our cost-plus contracts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus and award fee contract partially depends upon the customer's discretionary periodic assessment of our performance on that contract.

        Some contracts made with the Federal government are subject to annual approval of funding. Federal government agencies may impose spending restrictions that limit the continued funding of our existing contracts and may limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on us. All contracts made with the Federal government may be terminated by the government at any time, with or without cause.

        Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us in certain cases from bidding for or performing contracts resulting from or relating to certain work we have performed for the government. In addition, services performed for a commercial sector client may create conflicts of interest that preclude or limit our ability to obtain work from other public or private organizations. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing or potential conflict of interest.

        Our contracts with the Federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (DCAA). The DCAA generally seeks to: (1) identify and evaluate all activities which either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor's policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards and defective-pricing clauses found within the Federal Acquisition Regulations. The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of Cost Accounting Standards. The DCAA also audits cost-based contracts, including the close-out of those contracts.

        The DCAA also reviews all types of Federal proposals, including those of award, administration, modification and repricing. Factors considered are our cost accounting system, estimating methods and procedures, and specific proposal requirements. The DCAA also performs operational audits. A review of our operations at every major organizational level is also conducted during the proposal review period.

        During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

        Due to the severity of the legal remedies available to the government, including the required payment of damages and/or penalties, criminal and civil sanctions, and debarment, we maintain controls to avoid the occurrence of fraud and other unlawful activities. In addition, we maintain preventative audit programs and mitigation measures to ensure that appropriate control systems are in place.

        We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts shall be in writing. We bill all of our clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Most of our agreements permit termination without cause by the clients upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. A performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits. To date, we have not incurred material damages beyond the coverage of any performance bond.

Marketing and Business Development

        We utilize both a centralized corporate marketing department and local business development groups within each of our operating units. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large Federal programs, assesses new business areas and selects appropriate partners for new projects, and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities firm-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings and public relations.

        Most business development activities are performed through our local offices. We believe that these offices have a greater understanding of local issues, laws and regulations and, therefore, can better target their marketing activities. These business development activities are coordinated by full-time staff located in certain of our offices. These activities include meetings with potential clients and state, county and municipal regulators, presentations to civic and professional organizations and seminars on current technical topics.

Acquisitions

        Since our initial public offering in 1991, we have acquired a significant number of companies and we expect to make future acquisitions. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes, including some that have not performed as we or analysts have expected. The risks associated with acquisitions are more fully discussed in the section of this Report entitled "Risk Factors," including but not limited to the risk factor entitled "There are risks associated with our acquisition strategy that could adversely impact our business and operating results."

Competition

        The market for our services is highly competitive. We compete with many other firms, ranging from small regional firms to large international firms that may have greater financial and marketing resources.

        We perform a broad spectrum of consulting, engineering and technical services across the resource management and infrastructure business areas. Services within these business areas are provided to a client base that includes Federal agencies, such as the DOD, the DOE, the Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the private sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from one to 100 firms, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms, weighing the quality, innovation, and timeliness of the firm's service versus its cost, to determine which firm offers the best value. We believe, however, that price has become an increasingly important factor.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Earth Tech, Inc., a subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; Mastec, Inc.; MWH Global, Inc.; Quanta Services, Inc.; Weston Solutions, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; TRC Companies, Inc.; URS Corporation; and Wireless Facilities, Inc.

Backlog

        At September 28, 2003, our gross revenue backlog was approximately $1.05 billion, compared to $715.8 million at September 29, 2002. We include in gross revenue backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $710 million of the gross revenue backlog at September 28, 2003 will be recognized during fiscal 2004. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the Federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

Regulation

        We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with whom we conduct business.

        Environmental.    A substantial portion of our business involves the planning, design, and program and construction management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. governmental entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

        Some environmental laws, such as the Federal Superfund law and similar state statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

        Certain of our business operations are covered by Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we undertake to perform.

        Government Procurement.    The services we provide to the Federal government are subject to the Federal Acquisition Regulations and other rules and regulations applicable to government contracts. These rules and regulations, among other things:

  •
  Require certification and disclosure of all cost and pricing data in connection with contract negotiations;

  •
  Impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and

  •
  Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        In addition, services provided to the DOD are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and many of our government contracts are subject to renewal or extension annually. For additional information on risks associated with our government-related business, please refer to the section entitled "Risk Factors" below.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We currently maintain comprehensive general liability, umbrella, professional/pollution liability insurance policies. The professional and pollution liability policies are "claims made" policies. This means that only claims made during the term of the policy are covered. If our professional and pollution liability policies are terminated for any reason and we are unable to obtain retroactive coverage, we would be uninsured for claims made after termination even if based on events or acts that occurred during the term of the policy.

        We obtain insurance coverage through a broker who is experienced in the professional liability field. The broker, together with our risk manager, regularly reviews the adequacy of our insurance coverage. However, because there are various exclusions and retentions under our insurance policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance or paid by our carrier. Further, as we expand our services into new markets, such as guaranteed fixed-price remediation and unexploded ordnance (UXO) services, there can be no assurance that we will be able to obtain the types of insurance coverages for such activities. Further, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits.

        We evaluate the risk associated with uninsured claims. If we determine that an uninsured claim may be probable, we establish an appropriate reserve. A reserve is not established if we determine that the claim has no merit. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

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

Employees

        At September 28, 2003, we had approximately 8,900 total employees or approximately 8,200 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers, radio frequency engineers and toxicologists. At September 28, 2003, we had 473 employees represented by eleven labor organizations. We consider the relationships with our employees to be good. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

        On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

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

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

        Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

  •
  Unanticipated changes in contract performance that may effect profitability, particularly with contracts that have funding limits;

  •
  The seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;

  •
  Acquisitions or the integration of acquired companies;

  •
  Employee hiring and utilization rates;

  •
  The number and significance of client engagements commenced and completed during a quarter;

  •
  Creditworthiness and solvency of clients;

  •
  The ability of our clients to terminate engagements without penalties;

  •
  Delays incurred in connection with an engagement;

  •
  The ability of clients to terminate engagements without penalty;

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

        A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our geographic presence. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

  •
  If we fail to successfully integrate any acquired company, our reputation could be damaged. This could make it more difficult to market our services or to acquire additional companies in the future; and

  •
  These acquired companies may not perform as we expect and we may fail to realize anticipated revenue opportunities.

        In addition, our acquisition strategy may divert management's attention away from our primary service offerings, result in the loss of key clients or key professional employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

        Further, acquisitions may also cause us to:

  •
  Issue common stock that would dilute our current stockholders' percentage ownership;

  •
  Assume liabilities, including environmental liabilities;

  •
  Record goodwill that will be subject to impairment testing and potential periodic impairment charges;

  •
  Incur amortization expenses related to certain intangible assets;

  •
  Lose existing or potential contracts as a result of conflict of interest issues;

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

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

        We have grown rapidly over the last several years. Our growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

The value of our common stock could continue to be volatile

        Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

  •
  Quarter to quarter variations in our financial results, including revenue, profits and other measures of financial performance or financial condition;

  •
  Announcements by us or our competitors of significant acquisitions;

  •
  Resolution of threatened or pending litigation;

  •
  Changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

  •
  Investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

  •
  Changes in environmental legislation;

  •
  Broader market fluctuations; and

  •
  General economic or political conditions.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

        In fiscal 2003, we derived approximately 54% of our net revenue from contracts with Federal, state and local government agencies. Federal government agencies are among our most significant clients. Approximately 33% of our net revenue was derived from these agencies—of which 19% was derived from the DOD, 8% from the EPA, 4% from the DOE and 2% from various other Federal agencies. A significant amount of this net revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.

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

  •
  The timing and amount of tax revenue received by Federal, state and local governments;

  •
  Curtailment of the use of government contracting firms;

  •
  Competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;

  •
  The adoption of new laws or regulations affecting our contracting relationships with the Federal, state or local governments;

  •
  Unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with the Federal, state or local governments;

  •
  A dispute with or improper activity by any of our subcontractors; and

  •
  General economic or political conditions.

        These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on our revenue or timing of contract payments from these agencies.

Downturns in the financial markets and reductions in state and local government budgets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

        Recent downturns in the capital markets have impacted the spending patterns of certain clients. For example, as a result of the slowdown in communications infrastructure spending, we have experienced contract delays in our infrastructure segment. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        In fiscal 2003, we derived approximately 45% of our net revenue from commercial clients. Among these commercial clients is Nextel Communications, Inc. which carried a total billed and unbilled receivable balance equal to approximately 10% of our total receivables as of September 28, 2003. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

        We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the Federal Acquisition Regulations, the Truth in Negotiations Act, the Cost Accounting Standards and DOD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts.

Most of our government contracts are awarded through a regulated competitive bidding process. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues

        Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

A negative government audit could result in an adverse adjustment of our revenues and costs, could impair our reputation and could result in civil and criminal penalties

        Government agencies, such as the DCAA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse us for these costs. Therefore, an audit could result in substantial adjustments to our revenue and costs.

        Further, although we have internal controls in place to oversee our government contracts, no assurance can be given that these controls are sufficient to prevent isolated violations of applicable laws, regulations and standards. If the agencies determine that we or one of our subcontractors engaged in improper conduct, we may be subject to civil or criminal penalties and administrative sanctions, payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition. In addition, we could suffer serious harm to our reputation.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

        We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. In fiscal 2003, approximately 38% of our net revenue was derived from fixed-price contracts and fixed-unit price contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

        Accounting for a contract requires judgment relative to assessing the contract's estimated risks, revenue and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our gross revenue backlog as of September 28, 2003 was approximately $1.05 billion. We cannot guarantee that the gross revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the Federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

        We occasionally perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner's shortfall. If we are unable to adequately address our partner's performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. During fiscal 2003, subcontractor costs comprised 24% of our gross revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

        We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

        Our future growth and success depends on our ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and we may not be able to attract and retain such professionals. We typically grant these employees stock options and a reduction in our stock price could further impact our ability to attract and retain professionals.

Changes in existing environmental laws, regulations and programs could reduce demand for our environmental services, which could cause our revenue to decline

        A significant amount of our resource management business is generated either directly or indirectly as a result of existing Federal and state laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue.

Our industry is highly competitive and we may be unable to compete effectively

        We provide specialized management consulting and technical services in the areas of resource management and infrastructure to a broad range of government and commercial sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms. Some of our competitors have achieved substantially more market penetration in certain markets. In addition, some of our competitors have substantially more experience, financial resources and/or financial flexibility than we do.

        We compete for projects and engagements with a number of competitors that can vary from one to 100 firms. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm's service. We believe, however, that price has become an increasingly important factor. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results from operations would be harmed.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Earth Tech, Inc., a subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; Mastec, Inc.; MWH Global, Inc.; Quanta Services, Inc.; Weston Solutions, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; TRC Companies, Inc.; URS Corporation; and Wireless Facilities, Inc.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage

        Our services involve significant risks of professional and other liabilities which may substantially exceed the fees we derive from our services. Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we sometimes assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We currently maintain comprehensive general liability, umbrella, and professional/pollution liability insurance policies. We believe that our insurance policies are adequate for our business operations. The professional and pollution liability policies are "claims made" policies. Only claims made during the term of the policy are covered. Should our professional and pollution liability policies be terminated for any reason and we fail to obtain retroactive coverage, we would be uninsured for claims made after termination even if the claims were based on events or acts that occurred during the term of the policy. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions or an insurance carrier's insolvency. In addition, as we expand into new markets, such as guaranteed fixed-price remediation and UXO services, there can be no assurance that we will be able to obtain insurance coverage for the new activities. Further, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Adverse resolution of litigation may harm our operating results or financial condition

        We are a party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition. For additional information regarding current litigation, see Item 3, "Legal Proceedings," contained in Part I of this Report.

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

Problems such as computer viruses or terrorism may disrupt our operations and harm our operating results

        Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks on September 11, 2001 disrupted commerce and intensified the uncertainty of the U.S. economy and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer contracts, our business, operating results and financial condition could be materially and adversely affected.

Adverse resolution of an Internal Revenue Service examination may harm our operating results or financial condition

        We have embarked on several tax initiatives in order to reduce our effective tax rate, and recognized the benefit of certain tax credits during fiscal years 2002 and 2001. Further, during fiscal 2002, the Internal Revenue Service approved our request for an accounting method change for recognizing revenue for tax purpose for certain of our operating entities. We are currently under examination by the Internal Revenue Service for fiscal years 1997 through 2000. An unfavorable resolution of this examination could have a material adverse effect on our operating results or financial condition.

Our international operations expose us to risks such as foreign currency fluctuations

        During fiscal 2003, we derived approximately 2% of our net revenue from our international operations. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. If our revenue denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate foreign currency exposures.

Item 2. Properties.

        Our corporate headquarters facilities are located in Pasadena, California. These leased facilities contain approximately 69,000 square feet of office space. In addition, we lease office space in approximately 345 locations in the United States. In total, our facilities contain approximately 2.43 million square feet of office space and are subject to leases that expire beyond fiscal year 2004. We also rent additional office space on a month-to-month basis.

        We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

        For additional information concerning our obligations under leases, see Note 9, "Leases," included under the heading "Notes to Consolidated Financial Statements" in our 2003 Annual Report to Stockholders, which is incorporated by reference herein.

Item 3. Legal Proceedings

        We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions in the ordinary course of business, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits against such claims. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. See "Item 1. Business—Potential Liability and Insurance."

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

Item 4. Submissions of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The information required by this Item is incorporated by reference to the information appearing under the heading "Securities Information" in our 2003 Annual Report to Stockholders.

Item 6. Selected Financial Data

        The information required by this Item is incorporated by reference to the information appearing under the heading "Selected Consolidated Financial Data" in our 2003 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is incorporated by reference to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this Item is incorporated by reference to the information appearing under the heading "Market Risks" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2003 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference to the information appearing under the headings "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in our 2003 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Exchange Act is included under the captions "Proposal No. 1—Election of

Directors" and "Ownership of Securities-Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

        The information required by this item relating to our executive officers is included under the caption "Information Concerning Our Executive Officers" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

        We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including our principal financial officer and principal accounting officer. This code of ethics, entitled "Finance Code of Professional Conduct," is posted on our website. The Internet address for our website is www.tetratech.com, and the code of ethics may be found through a link to the Investors section of our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1—Election of Directors—Director Compensation" and "Executive Compensation" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the captions "Ownership of Securities" and "Equity Compensation Plan Information" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is included under the caption "Executive Compensation" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by this item is included under the captions "Independent Auditors" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in our Proxy Statement related to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	1.	Financial Statements
The Index to Financial Statements and Financial Statement Schedule on page 29 is incorporated herein by reference as the list of financial statements required as part of this Report.
2.
Financial Statement Schedule
The Index to Financial Statements and Financial Statement Schedule on page 29 is incorporated herein by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits The exhibit list in the Index to Exhibits on page 34 is incorporated herein by reference as the list of exhibits required as part of this Report.
b.	Reports on Form 8-K

        We filed or furnished one report on Form 8-K during our fourth quarter ended September 28, 2003. Information regarding the items reported on is as follows:

Date Filed Or Furnished	Item No.	Description
July 24, 2003	Items 7 and 9*	On July 23, 2003, we announced our results of operations for our fiscal third quarter ended June 29, 2003
*
Pursuant to SEC Release No. 333-8216, the information required to be furnished under Item 12 was furnished under Item 9.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)

	Page Number in Form 10-K	Heading in 2003 Annual Report to Stockholders
Independent Auditors' Report		Independent Auditors' Report
Consolidated Balance Sheets at September 28, 2003 and September 29, 2002		Consolidated Balance Sheets
Consolidated Statements of Operations for each of the three years in the period ended September 28, 2003		Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 28, 2003		Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows for each of the three years in the period ended September 28, 2003		Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements		Notes to Consolidated Financial Statements
Independent Auditors' Report	30
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves	31

INDEPENDENT AUDITORS' REPORT

Tetra Tech, Inc.:

        We have audited the consolidated financial statements of Tetra Tech, Inc. and subsidiaries as of September 28, 2003 and September 29, 2002, and for each of the three years in the period ended September 28, 2003, and have issued our report thereon dated December 12, 2003; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and subsidiaries, listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
December 12, 2003

TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 30, 2001, September 29, 2002 and September 28, 2003

	Balance at Beginning of Period	Additions Through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended September 30, 2001
Allowance for uncollectible accounts receivable	$7,073,000	$1,442,000	$44,025,000	$(6,643,000)	$45,897,000
Fiscal year ended September 29, 2002
Allowance for uncollectible accounts receivable	$45,897,000	$2,132,000	$3,479,000	$(37,287,000)	$14,221,000
Fiscal year ended September 28, 2003
Allowance for uncollectible accounts receivable	$14,221,000	$2,628,000	$8,061,000	$(9,107,000)	$15,803,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.

Dated: December 15, 2003	By:	/s/ LI-SAN HWANG Li-San Hwang, Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Li-San Hwang and David W. King, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI-SAN HWANG Li-San Hwang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 15, 2003
/s/ DAVID W. KING David W. King	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 15, 2003
/s/ JAMES M. JASKA James M. Jaska	President and Director	December 15, 2003
/s/ DANIEL A. WHALEN Daniel A. Whalen	Director	December 15, 2003

/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	December 15, 2003
/s/ PATRICK C. HADEN Patrick C. Haden	Director	December 15, 2003
/s/ JAMES J. SHELTON James J. Shelton	Director	December 15, 2003
/s/ HUGH M. GRANT Hugh M. Grant	Director	December 15, 2003
/s/ RICHARD H. TRULY Richard H. Truly	Director	December 15, 2003

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
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
3.4	Amended and Restated Bylaws of the Company (as of November 17, 2003).+
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
10.6	Fifth Amendment dated as of September 24, 2003 to the Credit Agreement dated as of March 17, 2000 among the Company and the financial institutions named therein.+
10.7
Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).
10.8
First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.9	Second Amendment dated as of April 22, 2003 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein.+
10.10	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).*

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
10.17	Employee Stock Purchase Plan (as amended through November 17, 2003).+
10.18
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.19	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.20
Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.21	2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.22
Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.23
Registration Rights Agreement dated as of March 25, 2002 among the Company and the parties listed on Schedule A attached thereto (incorporated herein by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
13.
Annual Report to Stockholders for the fiscal year ended September 28, 2003, portions of which are incorporated by reference in this report as set forth in Part I and Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.+
21.	Subsidiaries of the Company.+
23.	Independent Auditors' Consent.+
24.	Power of Attorney (included on page 32 of this Annual Report on Form 10-K).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Indicates a management contract or compensatory arrangement

+
Filed herewith

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings
  Item 4. Submissions of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K