Form 10-Q
period 2003-12-28
TETRA TECH INC
filed 2004-02-11
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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
(Address of principal executive office and zip code)

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

As of February 4, 2004, 54,641,408 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	December 28, 2003	September 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,868	$33,164
Accounts receivable – net	189,184	167,717
Unbilled receivables – net	169,424	164,818
Contract retentions	4,838	4,286
Prepaid expenses and other current assets	27,458	26,037
Income taxes receivable	28,189	20,825
Total current assets	442,961	416,847

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	86,061	84,133
Leasehold improvements	10,619	10,123
Total	96,680	94,256
Accumulated depreciation and amortization	(55,779)	(53,469)
PROPERTY AND EQUIPMENT – NET	40,901	40,787

GOODWILL	210,792	210,792

INTANGIBLE AND OTHER ASSETS – NET	25,342	25,054

TOTAL ASSETS	$719,996	$693,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$90,508	$93,265
Accrued compensation	38,850	46,743
Billings in excess of costs on uncompleted contracts	20,233	16,307
Other current liabilities	26,919	26,562
Deferred income taxes	29,390	28,992
Current portion of long-term obligations	25,079	11,597
Total current liabilities	230,979	223,466

LONG-TERM OBLIGATIONS	108,606	107,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 28, 2003 and September 28, 2003	—	—
Exchangeable stock of a subsidiary	13,239	13,239
Common Stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 54,452 and 54,090 shares at December 28, 2003 and September 28, 2003, respectively	545	541
Additional paid-in capital	221,484	216,908
Accumulated other comprehensive loss	(49)	(387)
Retained earnings	145,192	132,250
TOTAL STOCKHOLDERS’ EQUITY	380,411	362,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$719,996	$693,480

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited – in thousands, except per share data)

	Three Months Ended
	December 28, 2003	December 29, 2002
Revenue	$337,102	$233,080
Subcontractor costs	95,397	52,098
Revenue, net of subcontractor costs	241,705	180,982

Other contract costs	193,846	143,374
Gross profit	47,859	37,608

Selling, general and administrative expenses	23,918	20,485
Income from operations	23,941	17,123

Interest expense	2,401	2,193
Interest income	29	301
Income before income tax expense	21,569	15,231

Income tax expense	8,627	6,092

Income before cumulative effect of accounting change	12,942	9,139

Cumulative effect of accounting change	—	(114,669)

Net income (loss)	$12,942	$(105,530)

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.24	$0.17
Cumulative effect of accounting change	—	(2.15)
Net income (loss)	$0.24	$(1.98)

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.23	$0.17
Cumulative effect of accounting change	—	(2.09)
Net income (loss)	$0.23	$(1.92)

Weighted average common shares outstanding:
Basic	54,269	53,286
Diluted	57,395	55,005

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited – in thousands)

	Three Months Ended
	December 28, 2003	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$12,942	$(105,530)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting change	—	114,669
Depreciation and amortization	4,454	3,315
Deferred income taxes	398	—
Provision for losses on receivables	819	770
Loss on disposal of property and equipment	52	—

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,271)	(8,374)
Unbilled receivables	(4,620)	9,690
Contract retentions	(552)	131
Prepaid expenses and other assets	(2,348)	(4,444)
Accounts payable	(2,757)	(12,121)
Accrued compensation	(7,893)	(5,014)
Billings in excess of costs on uncompleted contracts	3,926	2,989
Other current liabilities	513	2,537
Income taxes receivable/payable	(5,985)	(653)
Net cash used in operating activities	(23,322)	(2,035)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(4,319)	(1,705)
Proceeds on sale of property and equipment	424	—
Net cash used in investing activities	(3,895)	(1,705)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term obligations	(17,698)	(182)
Proceeds from borrowings under long-term obligations	32,323	—
Net proceeds from issuance of common stock	3,201	176
Net cash provided by (used in) financing activities	17,826	(6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	95	71

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,296)	(3,675)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,164	46,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,868	$42,670

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$4,359	$4,128
Income taxes, net of refunds received	$14,109	$6,746

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 28, 2003, the condensed consolidated statements of operations for the three months ended December 28, 2003 and December 29, 2002, and the condensed consolidated statements of cash flows for the three months ended December 28, 2003 and December 29, 2002 of Tetra Tech, Inc. (the “Company”) are unaudited, and, in the opinion of management, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

The results of operations for the three months ended December 28, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2004.

The Company’s previous financial statement captions for “Gross Revenue,” “Net revenue” and “Cost of net revenue” are now referred to as “Revenue,” “Revenue, net of subcontractor costs” and “Other contract costs,” respectively.  This change has not affected the respective amounts or the methodology used to calculate these amounts.

2.             Goodwill and Acquired Intangibles

Effective September 30, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This Statement changed the accounting method for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $114.7 million presented as a cumulative effect of accounting change in the second quarter of fiscal 2003 and reclassified into the first quarter of fiscal 2003 for the current year presentation.  This charge related to the Company’s communications unit, which is part of the infrastructure segment.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  The Company estimates the fair values of the related operations using a combination of discounted cash flows, peer company comparables and similar transactions in the marketplace.  The cash flow forecasts are adjusted by an appropriate discount rate.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, an implied fair value for goodwill is estimated, based on the fair value of the operations used in the first step, and is compared to its carrying value.  The shortfall of the fair value below carrying value represents the amount of goodwill impairment.  SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

3.             Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (SPE) in which an enterprise holds a variable interest that it acquired before February 1, 2003.  For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004.  The Company does not have any SPEs and is currently assessing the impact of non-SPE variable interest entities.

4.             Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average number of shares of exchangeable stock of a subsidiary and the weighted average dilutive effects of outstanding stock options using the treasury stock method.  The exchangeable stock of a subsidiary is non-voting and is exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

(in thousands, except per share data)	Three Months Ended
	December 28, 2003	December 29, 2002
Numerator:
Income before cumulative effect of accounting change	$12,942	$9,139
Net income (loss)	$12,942	$(105,530)

Denominator for basic earnings per share:
Weighted average shares	54,269	53,286

Denominator for diluted earnings per share:
Denominator for basic earnings per share	54,269	53,286
Potential common shares:
Stock options	1,891	484
Exchangeable stock of subsidiary	1,235	1,235

Potential common shares	3,126	1,719

Denominator for diluted earnings per share	57,395	55,005

Earnings per share before cumulative effect of accounting change:
Basic	$0.24	$0.17
Diluted	$0.23	$0.17

Earnings (loss) per share:
Basic	$0.24	$(1.98)
Diluted	$0.23	$(1.92)

For the three months ended December 28, 2003, no options were excluded from the calculation of diluted potential common shares.  For the three months ended December 29, 2002, 3.4 million options were excluded from the calculation of diluted potential common shares because their exercise prices exceeded the average market price for that period.

5.             Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.  All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with SFAS No. 123 and related interpretations.

The Company has adopted the disclosure-only provisions of SFAS No. 148, an amendment of SFAS No. 123.  The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended
(in thousands, except per share data)	December 28, 2003	December 29, 2002
Net income (loss), as reported	$12,942	$(105,530)

Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,067	923

Pro forma net income (loss)	$8,875	$(106,453)

Earnings (loss) per share:

Basic – as reported	$0.24	$(1.98)
Basic – pro forma	$0.16	$(2.00)

Diluted – as reported	$0.23	$(1.92)
Diluted – pro forma	$0.15	$(1.94)

6.             Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $23.9 million and $33.2 million at December 28, 2003 and September 28, 2003, respectively.

7.             Mergers and Acquisitions

On March 7, 2003, the Company acquired through its wholly-owned subsidiary, Tetra Tech FW, Inc. (FWI), certain assets and certain related liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation, providers of engineering and program management services throughout the United States.  The purchase was valued at approximately $67.6 million and consisted of cash.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of completing certain valuations and studies; thus the allocation of purchase price is subject to refinement:

(in thousands)
Current assets	$55,925
Property and equipment	6,400
Goodwill	31,726
Intangible and other	15,682
Current liabilities	(41,606)
Net assets acquired	$68,127

On July 31, 2003, the Company acquired 100% of the capital stock of Engineering Management Concepts, Inc. (EMC), an engineering and program management firm that provides information technology and weapons test range and systems logistic support services.  The purchase was valued at approximately $19.0 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of EMC’s net asset value as of July 31, 2003.  The final price adjustment is also subject to certain earn-out provisions to be determined.

All of the acquisitions above were accounted for as purchases and, accordingly, the purchase prices of the businesses acquired were allocated to the assets and liabilities acquired based upon their fair values.  The excess of the purchase cost of the acquisitions over the fair value of the net tangible and intangible assets acquired was recorded as goodwill and is included in Goodwill in the accompanying condensed consolidated balance sheets.  The results of operations of each of the companies acquired have been included in the Company’s financial statements from the dates of acquisition.

The table below presents summarized unaudited pro forma operating results assuming that the Company had acquired FWI and EMC on September 30, 2002.  These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable.  The pro forma results do not reflect anticipated cost savings and do not represent results that would have occurred if these acquisitions had actually taken place on September 30, 2002.

Three Months Ended

(in thousands, except per share data)

December 28, 2003

December 29, 2002

(Actual)

(Pro Forma)

Revenue	$337,102	$328,859
Revenue, net of subcontractor costs	241,705	227,218
Income from operations	23,941	22,658
Income before cumulative effect of accounting change	12,942	12,149
Cumulative effect of accounting change	—	114,669
Net income (loss)	12,942	(102,520)

Earnings per share before cumulative effect of accounting change:
Basic	$0.24	$0.23
Diluted	$0.23	$0.22

Earnings (loss) per share:
Basic	$0.24	$(1.92)
Diluted	$0.23	$(1.86)

Weighted average shares outstanding:
Basic	54,269	53,286
Diluted	57,395	55,005

8.             Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are presented net of valuation allowances to provide for doubtful accounts and for the potential disallowance of billed and unbilled costs.  The allowance for doubtful accounts as of December 28, 2003 and September 28, 2003 was $12.7 million and $14.1 million, respectively.

A significant portion of the growth in accounts receivable results from the Company’s contract with Nextel Operations, Inc. (Nextel).  This client accounted for approximately 14% of the Company’s total billed and unbilled receivables as of December 28, 2003, as compared to approximately 10% as of September 28, 2003.  Under the Nextel contract, the Company is unable to bill for its services until certain milestones are reached.  Accordingly, increased working capital is required to finance the growth in accounts receivable as the Company’s services ramp-up under the contract.  Recently, the Company has successfully improved certain Nextel contract terms relating to work completed to date and executed contract amendments.  The Company is currently seeking further amendments from Nextel, including those relating to the acceleration of payments based on milestone changes and increased pricing for certain of its services.  Although no assurances can be given, the Company believes that these proposed amendments will be finalized in a manner that will result in improved contract terms.  If the Company is unsuccessful in reaching a favorable agreement, its accounts receivable balances would continue at a high level and its future operating results could be adversely affected.

The allowance for disallowed costs as of December 28, 2003 and September 28, 2003 was $1.7 million.  Disallowance of billed and unbilled costs is primarily associated with contracts with the Federal government which contain clauses that subject contractors to several levels of audit.  The Company establishes reserves on contract receivables when collectibility is doubtful plus an allowance for which some potential loss is determined to be probable and estimatable based upon current events and circumstances.  Management believes that resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

9.             Operating Segments

The Company’s management has organized its operations into two operating segments: resource management and infrastructure.  The resource management operating segment provides environmental engineering and consulting services primarily relating to water quality and water availability to both public and private organizations. The infrastructure operating segment provides engineering services for the additional development, as well as the upgrading and replacement, of existing infrastructure to both public and private organizations.  Management has established these operating segments based upon the services provided, the different marketing strategies associated with the services and the specialized needs of their respective clients.

The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed.  Management evaluates the performance of these operating segments based upon their respective income from operations before the effect of any acquisition-related amortization and any fee from inter-segment sales and transfers.  All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments (in thousands):

Resource Management

Infrastructure

Total

Three Months Ended December 28, 2003
Revenue	$212,458	$129,696	$342,154
Revenue, net of subcontractor costs	142,689	97,179	239,868
Gross profit	27,047	20,615	47,662
Income from operations	14,392	9,764	24,156
Depreciation expense	1,633	1,911	3,544

Three Months Ended December 29, 2002
Revenue	$122,684	$114,707	$237,391
Revenue, net of subcontractor costs	91,548	87,800	179,348
Gross profit	18,342	19,224	37,566
Income from operations	10,141	7,166	17,307
Depreciation expense	910	2,105	3,015

Reconciliations:

	Three Months Ended
	December 28, 2003	December 29, 2002
Revenue
Revenue from reportable segments	$342,154	$237,391
Elimination of inter-segment revenue	(6,889)	(5,945)
Other revenue	1,837	1,634
Total consolidated revenue	$337,102	$233,080

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$239,868	$179,348
Other revenue	1,837	1,634
Total consolidated revenue, net of subcontractor costs	$241,705	$180,982

Gross profit
Gross profit from reportable segments	$47,662	$37,566
Other	197	42
Total consolidated gross profit	$47,859	$37,608

Income from operations
Income from operations of reportable segments	$24,156	$17,307
Other income (expense)	312	(49)
Amortization of intangibles	(526)	(135)
Total consolidated income from operations	$23,942	$17,123

Major Clients:

The Company’s revenue from the U.S. government accounted for $147.1 million and $60.4 million for the three months ended December 28, 2003 and December 29, 2002, respectively.  In the first quarter of fiscal 2004, the Company generated approximately 13% and 10% of its revenue from the U.S. Army Corps of Engineers and the U.S. Navy, respectively.  No single client accounted for more than 10% of the Company’s revenue for the three months ended December 29, 2002.

The Company’s revenue, net of subcontractor costs, attributable to the U.S. government was approximately $99.1 million and $43.7 million for the three months ended December 28, 2003 and December 29, 2002, respectively.  Both the resource management and infrastructure operating segments report revenue from the U.S. government.  Among the Company’s clients, the U.S. Army Corps of Engineers and the U.S. Navy each accounted for approximately 10% of revenue, net of subcontractor costs, for the three months ended December 28, 2003.  No single client accounted for more than 10% of the Company’s revenue, net of subcontractor costs, for the three months ended December 29, 2002.

10.          Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  These sources include net income and other revenue, expenses, gains and losses incurred.  The Company includes as other comprehensive income translation gains and losses from subsidiaries with functional currencies different than that of the Company. Comprehensive income was approximately $13.3 million and $9.2 million for the three months ended December 28, 2003 and December 29, 2002, respectively.  For the three months ended December 28, 2003 and December 29, 2002, the Company realized net translation gains of $0.3 million and $0.1 million, respectively.

11.          Litigation

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

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against the Company in a contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America.  The Company has filed an appeal in this matter, and is also pursuing other legal alternatives related to the case.  The Company established a $4.1 million reserve for this matter in selling, general and administrative expenses in the consolidated statement of income for the year ended September 29, 2002.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Readers are referred to the risks and uncertainties identified below, under “Risk Factors,” and elsewhere herein.  We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth.  As of December 28, 2003, we had more than 8,600 employees worldwide, primarily located in North America in more than 345 locations.

We derive our revenue from fees from professional services.  Our services are billed under various types of contracts with our clients, including fixed-price, time-and-materials, and cost-plus contracts.  In the first quarter of fiscal 2004, 34.2%, 42.6% and 23.2% of our revenue, net of subcontractor costs, was derived from fixed-price, time-and-materials and cost-plus contracts, respectively; while in the first quarter of fiscal 2003, 39.5%, 43.3% and 17.2% of our revenue, net of subcontractor costs, was derived from these types of contracts, respectively.

Contract revenue and contract costs are primarily recorded using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated costs.  Revenue and profit on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.

In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to our clients and, in accordance with industry practice, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of business trends.  Accordingly, we also report revenue, net of subcontractor costs (previously referred to as “net revenue”), which is revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a baseline.

For analytical purposes only, we segregate from our revenue, net of subcontractor costs, the revenue derived from companies acquired during the current year, as well as the revenue recognized from acquired companies during the first 12 months following their respective effective dates of acquisition.  Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue.  Organic revenue, net of subcontractor costs, is measured as revenue, net of subcontractor costs, less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our selling, general and administrative (SG&A) expenses are comprised primarily of marketing and bid and proposal costs, as well as our corporate headquarters’ costs related to the executive offices, corporate finance and accounting, administration, and information technology costs.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

We provide our services to a diverse base of Federal, state and local government agencies, and commercial and international clients.  The following table presents, for the periods indicated, the approximate percentage of revenue, net of subcontractor costs, attributable to these client sectors:

	Three Months Ended
	December 28 2003	December 29, 2002
Client Sector
Federal government	41.0%	24.0%
State and local government	17.1	23.4
Commercial	40.2	50.5
International	1.7	2.1
	100.0%	100.0%

We manage our business in two operating segments:  resource management and infrastructure.  The following table presents, for the periods indicated, the approximate percentage of revenue, net of subcontractor costs, attributable to our operating segments:

	Three Months Ended
	December 28, 2003	December 29, 2002
Operating Segment
Resource management	59.0%	50.6%
Infrastructure	40.2	48.5
Other	0.8	0.9
	100.0%	100.0%

Results for the first quarter of fiscal 2004 reflect a continuation of trends we have seen over the last several quarters.  These trends include growth in our Federal government business, which is characterized by larger, longer-term contracts.  In addition, we experienced increased spending by our commercial clients and reduced infrastructure spending by state and local government clients caused by budget difficulties.

Our resource management business benefited from increased business with Federal government clients, primarily as a result of our Foster Wheeler Environmental Corporation (FWI) acquisition in March 2003.  Our revenue from Federal work also increased organically during the first quarter, primarily as a result of increased spending due to national security concerns.  Our revenue from commercial work increased modestly in the quarter, consistent with improvements in economic conditions during the period.

Our infrastructure business also grew organically during the first quarter for the first time in more than a year.  This improvement resulted from increased Federal government and communications work.  Our revenue from state and local government agencies remained weak in the quarter.

Results of Operations

Revenue.  Revenue increased $104.0 million, or 44.6%, to $337.1 million for the three months ended December 28, 2003 from $233.1 million for the comparable period last year.  This growth resulted from the FWI acquisition and the Engineering Management Concepts, Inc. (EMC) acquisition in July 2003, as well as organic growth in the resource management and infrastructure areas.

Our subcontractor costs increased to 28.3% of revenue for the three months ended December 28, 2003 from 22.4% for the comparable period last year.  This increase is primarily due to the growth in program management activities on Federal government contracts.  Our work under Federal contracts increased to 41.0% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2004 from 24.1% in the comparable period last year.

The following table presents the percentage relationship of selected items to revenue, net of subcontractor costs, in our condensed consolidated statements of operations:

	Three Months Ended
	December 28, 2003	December 29, 2002
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	80.2	79.2
Gross profit	19.8	20.8
Selling, general and administrative expenses	9.9	11.3
Income from operations	9.9	9.5
Net interest expense	1.0	1.0
Income before income tax expense	8.9	8.5
Income tax expense	3.5	3.5
Income before cumulative effect of accounting change	5.4	5.0
Cumulative effect of accounting change	—	(63.3)
Net income (loss)	5.4%	(58.3)%

Revenue, Net of Subcontractor Costs.  Revenue, net of subcontractor costs, increased $60.7 million, or 33.6%, to $241.7 million for the three months ended December 28, 2003 from $181.0 million for the comparable period last year.

In our resource management segment, revenue, net of subcontractor costs, increased $51.1 million, or 55.9%, to $142.7 million in the three months ended December 28, 2003 from $91.5 million for the comparable period last year.  This growth was primarily attributable to our FWI acquisition, which added $48.4 million in revenue, net of subcontractor costs, and increased revenue from Federal government clients, particularly the U.S. Department of Energy and the U.S. Department of Defense.  Our resource management segment experienced a 3.0% increase in organic revenue, net of subcontractor costs.  This increase was attributable to the strong Federal market and the improving commercial environment.

In our infrastructure segment, revenue, net of subcontractor costs, increased $9.4 million, or 10.7%, to $97.2 million in the three months ended December 28, 2003 from $87.8 million in the comparable period last year.  This increase was primarily attributable to our EMC acquisition.  Our infrastructure segment experienced a 0.6% increase in organic revenue, net of subcontractor costs, primarily due to improvement in the civil infrastructure and communications markets.

Overall, revenue, net of subcontractor costs, provided by our Federal government, commercial and international clients increased by 126.9%, 6.6% and 6.7%, respectively, in the first quarter of fiscal 2004 from the comparable prior year period.  In contrast, revenue, net of subcontractor costs, from our state and local government clients decreased by 2.3% in the first quarter of fiscal 2004 from the comparable prior year period.  Acquisitive revenue, net of subcontractor costs, for the three months ended December 28, 2003 totaled $57.2 million.  Excluding this revenue, we realized a 1.9% increase in our organic revenue, net of subcontractor costs.

Other Contract Costs.  Other contract costs increased $50.5 million, or 35.2%, to $193.8 million for the three months ended December 28, 2003 from $143.4 million for the comparable period last year as a result of the proportional increase in revenue, net of subcontractor costs.  The cost increase is primarily due to the FWI and EMC acquisitions, together with the growth in our resource management and infrastructure businesses. As a percentage of revenue, net of subcontractor costs, other contract costs for the three months ended December 28, 2003 was 80.2% compared to 79.2% for the comparable period last year.

Gross Profit.  Gross profit increased $10.3 million, or 27.3%, to $47.9 million for the three months ended December 28, 2003 from $37.6 million in the three months ended December 29, 2002.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 19.8% for the three months ended December 28, 2003 from 20.8% in the three months ended December 29, 2002.

Selling, General and Administrative Expenses.  SG&A expenses increased $3.4 million, or 16.8%, to $23.9 million for the three months ended December 28, 2003 from $20.5 million for the comparable period last year, due primarily to the growth of our operations.  However, as a percentage of revenue, net of subcontractor costs, total SG&A expenses decreased to 9.9% for the three months ended December 28, 2003 from 11.3% for the comparable period last year, primarily as a result of the increased cost absorption resulting from our growth and higher utilization rates.  The higher SG&A costs resulted from increases in our marketing support of organic revenue growth and the SG&A expenses associated with FWI which was acquired in the second quarter of fiscal 2003.  Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we begin implementation of an enterprise resource planning (ERP) system in fiscal 2004, comply with the requirements of the Sarbanes-Oxley Act of 2002, and leverage our administrative and shared services functions throughout our organization.

Net Interest Expense.  Net interest expense increased $0.5 million, or 25.4%, to $2.4 million for the three months ended December 28, 2003 from $1.9 million for the comparable period last year.  This increase was primarily attributable to higher actual borrowings relating to the FWI acquisition.

Income Tax Expense.  Income tax expense increased $2.5 million, or 41.6%, to $8.6 million for the three months ended December 28, 2003 from $6.1 million for the comparable period last year, due primarily to the increase in income before income tax expense.  Our estimated effective tax rate was 40% for the three months ended December 28, 2003 and December 29, 2002.

Liquidity and Capital Resources

As of December 28, 2003, our working capital was $212.0 million, an increase of $18.6 million from September 28, 2003.  Cash and cash equivalents totaled $23.9 million at December 28, 2003 as compared to $33.2 million at September 28, 2003.

In the first quarter of fiscal 2004, net cash of $23.3 million was used in operating activities and $3.9 million was used in investing activities.  In the first quarter of fiscal 2003, net cash of $2.0 million was used in operating activities and $1.7 million was used in investing activities.  The increase in use of cash was primarily due to higher bonus, 401(k) and income tax payments, together with increased working capital requirements resulting from the growth in accounts receivable.

A significant portion of the growth in accounts receivable results from our contract with Nextel Operations, Inc. (Nextel).  This client accounted for approximately 14% of our total billed and unbilled receivables as of December 28, 2003, as compared to approximately 10% as of September 28, 2003.  Under our Nextel contract, we are unable to bill for our services until certain milestones are reached.  Accordingly, increased working capital is required to finance the growth in accounts receivable as our services ramp-up under the contract.  Recently, we have successfully improved certain Nextel contract terms relating to work completed to date and executed contract amendments.  We are currently seeking further amendments from Nextel, including those relating to the acceleration of payments based on milestone changes and increased pricing for certain of our services.  Although no assurances can be given, we believe that these proposed amendments will be finalized in a manner that will result in improved contract terms.  If we are unsuccessful in reaching a favorable agreement, our accounts receivable balances would continue at a high level and our future operating results could be adversely affected.

Our capital expenditures during the first quarter of fiscal 2004 and 2003 were approximately $4.3 million and $1.7 million, respectively.  This increase was primarily due to the expenditure of $1.6 million for the purchase of software for our ERP system.  Other capital expenditures were for the replacement of field equipment, computers, software and office equipment.  Our capital expenditures in support of ongoing business operations are expected to continue at historical levels throughout the remainder of fiscal 2004.  In addition, we estimate that the capitalized costs of implementing the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $8.0 million during fiscal 2004.  Installation of the ERP software in our operating units is planned to begin in fiscal 2005.

Credit Agreement.  We have a credit agreement with various financial institutions (Credit Agreement) that provides for a revolving credit facility (Facility) of $140.0 million.  Under the Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $50.0 million outstanding at any given time.  The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations.  As of December 28, 2003, borrowings and standby letters of credit under the Facility totaled $20.0 million and $6.7 million, respectively.  These borrowings are classified as current portion of long-term obligations on our condensed consolidated balance sheet because we anticipate repaying the total owed within 12 calendar months.  However, we are not obligated to repay outstanding borrowings on the Facility until its maturity in 2005.

Senior Secured Notes.  In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, are payable semi-annually and mature on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, are payable semi-annually and mature on May 30, 2008.  At December 28, 2003, the outstanding principal balance on these notes was $110.0 million.  A scheduled principal payment of $3.6 million on the Series B Notes is due on

May 30, 2004 and, accordingly, is classified as a current portion of long-term obligations on our condensed consolidated balance sheet.

Borrowings under the Credit Agreement, and the senior secured notes, are secured by our accounts receivable and the stock of certain of our subsidiaries.  The Credit Agreement and the note purchase agreement contain various covenants, including but not limited to, requirements and restrictions related to tangible net worth, net income, additional indebtedness, asset sales, mergers and acquisitions, creation of liens, and dividends on capital stock (other than stock dividends).

In addition to the Credit Agreement and senior secured notes, we have outstanding letters of credit with a financial institution that are collateralized with cash.  Letters of credit under this agreement totaled $80.0 thousand at December 28, 2003.  Other indebtedness included in current and long-term obligations include obligations under capital leases and financing obligations for our ERP system.

We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements through the next 12 months.  However, should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the then current availability of cash and capacity of our Credit Agreement, we may pursue additional financing.  To date, we have financed a substantial portion of our ERP costs through our vendor on competitive terms.  However, if and to the extent that this financing can no longer be obtained on acceptable terms, we will draw on our Facility.

In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, current general economic conditions may impact our client base, and, as such, may impact our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (SPE) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004.  The Company does not have any SPEs and is currently assessing the impact of non-SPE variable interest entities.

Financial Market Risks

We currently utilize no material derivative financial instruments which expose us to significant market risk.  We are exposed to interest rate risk under our Credit Agreement.  At our option, we borrow on our Facility (a) at a base rate (the greater of the Federal funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.0% to 0.5%, or (b) at a eurodollar rate plus a margin which ranges from 0.75% to 1.50%.  Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility’s maturity date.  Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations.  Accordingly, we classify total outstanding obligations between current liabilities and long-term obligations based on anticipated payments within and beyond one year’s period of time.

We have outstanding senior secured notes which bear interest at a fixed rate.  The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011.  The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008.  If interest rates increased by 1%, the fair value of the senior secured notes could decrease by $4.1 million.  If interest rates decreased by 1%, the fair value of the senior secured notes could increase by $4.3 million.

We currently anticipate repaying $25.1 million of our outstanding indebtedness in the next 12 months, of which $3.6 million is a scheduled principal payment on the Series B Notes.  Assuming we do repay the remaining $21.5 million ratably during the next 12 months, and our average interest rate increases or decreases by 1%, our annual interest expense could increase or decrease by $0.10 million.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing.  In addition, we could incur additional debt under the Facility or our operating results could be worse than we expect.

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

•        Employee hiring, utilization and turnover rates;

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence.  We expect to continue to acquire companies as an element of our growth strategy.  Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts.  For example:

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

•        We may not be able to retain key employees of an acquired company which could negatively impact that company’s future performance;

•        We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures;

•        If we fail to successfully integrate any acquired company, our reputation could be damaged.  This could make it more difficult to market our services or to acquire additional companies in the future; and

•        These acquired companies may not perform as we expect and we may fail to realize anticipated revenue and profits.

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

•        Incur large and immediate write-offs; or

•        Become subject to litigation.

Finally, acquired companies that derive a significant portion of their revenue from the Federal government and that do not follow the same cost accounting policies and billing practices as we do may be subject to larger cost disallowances for greater periods than we typically encounter.  If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

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

•        Announcements by us or our competitors of significant events, including acquisitions;

•        Resolution of threatened or pending litigation;

•        Changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2004, we derived approximately 58.1% of our revenue, net of subcontractor costs, from contracts with Federal, state and local government agencies.  Federal government agencies are among our most significant clients.  In the first quarter, approximately 41.0% of our revenue, net of subcontractor costs, was derived from these agencies—of which 26.7% was derived from the Department of Defense, 6.3% from the Environmental Protection Agency, 4.1% from the Department of Energy and 3.9% from various other Federal agencies.  A significant amount of this revenue, net of subcontractor costs, is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.

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

Downturns in the financial markets and reductions in state and local government budgets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

Downturns in the capital markets can impact the spending patterns of certain clients.  For example, as a result of a slowdown in communications infrastructure spending, we could experience contract delays in our infrastructure segment.  Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  The difficult financing and economic conditions are also causing some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2004, we derived approximately 40.2% of our revenue, net of subcontractor costs, from commercial clients.  Among these commercial clients is Nextel Operations, Inc., which carried a total billed and unbilled receivable balance of approximately 14.0% of our total receivables as of December 28, 2003.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

Our failure to properly manage projects may result in additional costs or claims

Our engagements often involve large-scale, complex projects.  The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner.  If we miscalculate the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual milestones, our operating results could be adversely affected.  Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us.  Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients.  However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulations, the Truth in Negotiations Act, the Cost Accounting Standards and Department of Defense security regulations, as well as many other rules and regulations.  These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business.  A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts.

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

A negative government audit could result in an adverse adjustment of our revenue and costs, could impair our reputation and could result in civil and criminal penalties

Government agencies, such as the Defense Contract Audit Agency, routinely audit and investigate government contractors.  These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.  If the agencies determine through these audits or reviews that costs were improperly allocated to specific contracts, they will not reimburse us for these costs.  Therefore, an audit could result in substantial adjustments to our revenue and costs.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

We generally enter into three principal types of contracts with our clients:  fixed-price, time-and-materials, and cost-plus.  Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks.  These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period.  In the first quarter of fiscal 2004, approximately 34.2% of our revenue, net of subcontractor costs, was derived from fixed-price contracts and fixed-unit price contracts.  Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on these contracts is driven by billable headcount and cost control.  Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue and costs, and on making judgments on other technical issues.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables.  Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our revenue backlog as of December 28, 2003 was approximately $1.0 billion.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the Federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally perform projects jointly with outside partners in order to enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily.  If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall.  If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  During the first quarter of fiscal 2004, subcontractor costs comprised 28.3% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our future growth and success depends on our ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and we may not be able to attract and retain such professionals.  We typically grant these employees stock options and a reduction in our stock price could impact our ability to retain professionals.

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

Our industry is highly competitive and we may be unable to compete effectively

We provide specialized management consulting and technical services in the areas of resource management and infrastructure to a broad range of government and commercial sector clients.  The market for our services is highly competitive and we compete with many other firms.  These firms range from small regional firms to large national firms.  Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete.  In addition, some of our competitors have substantially more experience, financial resources and/or financial flexibility than we do.

We compete for projects and engagements with a number of competitors that can vary from one to 100 firms.  Historically, clients have chosen among competing firms based on technical capabilities, the quality and timeliness of the firm’s service, and geographic presence.  If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results from operations would be harmed.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees we derive from our services.  Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations.  In addition, we sometimes assume liability by contract under indemnification agreements.  We cannot predict the magnitude of such potential liabilities.

We currently maintain comprehensive general liability, umbrella professional and pollution liability insurance policies.  We believe that our insurance policies are adequate for our business operations.  The professional and pollution liability policies are “claims made” policies.  Only claims made during the term of the policy are covered.  Should our professional and pollution liability policies be terminated for any reason and we fail to obtain retroactive coverage, we would be uninsured for claims made after termination even if the claims were based on events or acts that occurred during the term of the policy.  Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions or an insurance carrier’s insolvency.  In addition, as we expand into new markets, such as guaranteed fixed-price remediation and unexploded ordnance (UXO) services, there can be no assurance that we will be able to obtain insurance coverage for the new activities.  Further, even if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage limits.  Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

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

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  For example, any changes requiring that we record compensation expense in the statement of income for employee options using the fair value method would have a significant negative effect on our reported results.  New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock

Market rules, are creating additional requirements for us.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If we do not successfully implement our new enterprise resource planning (ERP) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we will begin implementation of a new company-wide ERP software system, principally for accounting and project management.  In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our clients and collect cash in a timely manner.  It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our international operations expose us to risks such as foreign currency fluctuations

During the first quarter of fiscal 2004, we derived approximately 2.0% of our revenue, net of subcontractor costs, from our international operations.  Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries.  If our revenue denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America.  We have filed an appeal in this matter, and are also pursuing other legal alternatives related to this case.  However, because a verdict has been rendered, we established a $4.1 million reserve for this matter in selling, general and administrative expenses in our consolidated statements of operations for the year ended September 29, 2002.

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

3.4

Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

10.17

Tetra Tech, Inc. Employee Stock Purchase Plan (as amended through November 17, 2003) (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.             Reports on Form 8-K

We filed or furnished one report on Form 8-K during the quarter ended December 28, 2003.  Information regarding the items reported on is as follows:

Date Filed Or Furnished	Item No.	Description
November 20, 2003	Items 7 and 12	On November 19, 2003, we announced our results of operations for our fiscal fourth quarter and year ended September 28, 2003.*

*This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2004		TETRA TECH, INC.

	By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)