Form 10-Q
period 2004-03-28
TETRA TECH INC
filed 2004-05-12
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

(Address of principal executive office and zip code )

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

As of May 5, 2004, 55,892,846 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 28, 2004	September 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,656	$33,164
Accounts receivable – net	175,814	167,717
Unbilled receivables – net	183,597	164,818
Contract retentions	4,757	4,286
Prepaid expenses and other current assets	23,929	26,037
Income taxes receivable	31,158	20,825
Total current assets	453,911	416,847

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	85,531	84,133
Leasehold improvements	10,757	10,123
Total	96,288	94,256
Accumulated depreciation and amortization	(57,182)	(53,469)
PROPERTY AND EQUIPMENT – NET	39,106	40,787

GOODWILL	253,045	210,792

INTANGIBLE AND OTHER ASSETS – NET	26,617	25,054

TOTAL ASSETS	$772,679	$693,480
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$92,541	$93,265
Accrued compensation	44,024	46,743
Billings in excess of costs on uncompleted contracts	17,944	16,307
Other current liabilities	28,162	26,562
Deferred income taxes	29,105	28,992
Current portion of long-term obligations	55,006	11,597
Total current liabilities	266,782	223,466

LONG-TERM OBLIGATIONS	108,278	107,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized 2,000 shares of $0.01 par value; no shares issued and outstanding at March 28, 2004 and September 28, 2003	—	—
Exchangeable stock of a subsidiary	13,238	13,239
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 54,868 and 54,090 shares at March 28, 2004 and September 28, 2003, respectively	549	541
Additional paid-in capital	225,757	216,908
Accumulated other comprehensive loss	(146)	(387)
Retained earnings	158,221	132,250
TOTAL STOCKHOLDERS’ EQUITY	397,619	362,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$772,679	$693,480

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Revenue	$331,395	$245,464	$668,497	$478,544
Subcontractor costs	88,577	52,594	183,974	104,692
Revenue, net of subcontractor costs	242,818	192,870	484,523	373,852

Other contract costs	194,701	151,075	388,547	294,449
Gross profit	48,117	41,795	95,976	79,403

Selling, general and administrative expenses	24,152	20,471	48,070	40,956
Income from operations	23,965	21,324	47,906	38,447

Interest expense – net	2,249	2,281	4,621	4,173
Income before income tax expense	21,716	19,043	43,285	34,274

Income tax expense	8,687	7,618	17,314	13,710
Income before cumulative effect of accounting change	13,029	11,425	25,971	20,564
Cumulative effect of accounting change	—	—	—	(114,669)

Net income (loss)	$13,029	$11,425	$25,971	$(94,105)

Basic earnings (loss) per share: (1)
Income before cumulative effect of accounting change	$0.23	$0.21	$0.47	$0.38
Cumulative effect of accounting change	—	—	—	(2.10)
Net income (loss)	$0.23	$0.21	$0.47	$(1.72)

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.23	$0.21	$0.45	$0.37
Cumulative effect of accounting change	—	—	—	(2.07)
Net income (loss)	$0.23	$0.21	$0.45	$(1.70)

Weighted average common shares outstanding:
Basic (1)	55,885	54,608	55,695	54,565

Diluted	57,465	55,419	57,430	55,212

(1)           Basic earnings (loss) per share and basic weighted average common shares outstanding have been restated for the periods ended March 30, 2003.  See Note 4 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$25,971	$(94,105)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting change	—	114,669
Depreciation and amortization	8,823	6,783
Deferred income taxes	113	—
Provision for losses on receivables	2,335	1,853
Loss on disposal of property and equipment	704	—

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,208)	4,942
Unbilled receivables	(16,950)	(12,770)
Contract retentions	(471)	329
Prepaid expenses and other assets	782	(2,733)
Accounts payable	(10,257)	(21,022)
Accrued compensation	(4,020)	(2,603)
Billings in excess of costs on uncompleted contracts	1,637	528
Other current liabilities	(1,508)	2,746
Income taxes receivable	(8,151)	(8,050)
Net cash used in operating activities	(10,200)	(9,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,212)	(4,000)
Payments for business acquisitions, net of cash acquired	(31,371)	(72,193)
Proceeds on sale of property and equipment	901	—
Net cash used in investing activities	(37,682)	(76,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(43,100)	(5,575)
Proceeds from borrowings under long-term obligations	87,324	65,000
Net proceeds from issuance of common stock	5,063	675
Net cash provided by financing activities	49,287	60,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH	87	592

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,492	(24,934)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,164	46,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,656	$21,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,818	$4,319
Income taxes, net of refunds received	$24,992	$22,140

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2004, the Company purchased all of the capital stock of Advanced Management Technology, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$43,900
Cash paid	(31,371)
Purchase price receivable	800
Other acquisition costs	(600)
Liabilities assumed	$12,729

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

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 28, 2004, the condensed consolidated statements of operations for the three and six months ended March 28, 2004 and March 30, 2003, and the condensed consolidated statements of cash flows for the six months ended March 28, 2004 and March 30, 2003 of Tetra Tech, Inc. (the “Company”) are unaudited, and, in the opinion of management, include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

The results of operations for the three and six months ended March 28, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2004.

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

The changes in the carrying value of goodwill by segment for the six months ended March 28, 2004 were as follows:

	September 28, 2003	Goodwill Additions	Post-Acquisition Adjustments	March 28, 2004
	(in thousands)
Reporting Unit
Resource management	$84,141	$—	$1,870	$86,011
Infrastructure	126,651	40,383	—	167,034
Total	$210,792	$40,383	$1,870	$253,045

The goodwill addition of $40.4 million resulted from the acquisition of Advanced Management Technology, Inc. in March 2004.  The post-acquisition adjustment of the $1.9 million related to purchase allocation adjustments made during the first year after the acquisition of assets by Tetra Tech FW, Inc.  See Note 7 for additional information.

The gross carrying amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 28, 2004 and September 28, 2003, included in Intangible and other assets – net in the accompanying Condensed Consolidated Balance Sheets, were as follows:

March 28, 2004

September 28, 2003

	Carrying Amounts	Accumulated Amortization	Carrying Amounts	Accumulated Amortization
	(in thousands)
Identifiable Intangible Assets
Backlog	$11,842	$(2,472)	$11,125	$(1,392)
Non-compete agreements	450	(437)	450	(435)
Software	25	(25)	25	(19)
Other	—	—	41	(41)
Total	$12,317	$(2,934)	$11,641	$(1,887)

Identifiable intangible assets acquired during the quarter ended March 28, 2004 consisted of backlog of $0.7 million with an amortization period of one year.  Amortization expense for acquired intangible assets with finite useful lives for the six months ended March 28, 2004 and March 30, 2003 were $1.1 million and $0.3 million, respectively.  Estimated amortization expense for the remainder of fiscal 2004 and for the succeeding five years is as follows:

(in thousands)
2004	$1,325
2005	1,904
2006	1,546
2007	1,478
2008	1,274
2009	1,273
Thereafter	583

3.             Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (SPE) in which an enterprise holds a variable interest that it acquired before February 1, 2003.  For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004.  The Company does not have any SPEs and does not have any variable interest entities required to be accounted for under FIN 46.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.  This EITF significantly expands the notion of participating securities that must be included in the basic earnings per share calculation.  Rather than focusing on the security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation, Issue 03-06 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period.  The consensus also nullifies the guidance in EITF Topic No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, by requiring the use of the two-class method of computing basic EPS when participating convertible securities exist.  The EITF is effective for the Company beginning with the quarter ending June 27, 2004.  The Company does not expect that the EITF will have any impact on its basic earnings per share calculation.

4.             Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock of a subsidiary (exchangeable shares) outstanding for the period.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.  The exchangeable shares are non-voting and are exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended			Six Months Ended
	March 28, 2004	March 30, 2003		March 28, 2004	March 30, 2003
	(in thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$13,029	$11,425		$25,971	$20,564
Net income (loss)	$13,029	$11,425		$25,971	$(94,105)

Denominator for basic earnings per share:
Weighted average shares	54,774	53,373		54,522	53,330
Exchangeable stock of subsidiary	1,111	1,235	(1)	1,173	1,235	(1)

Denominator for basic earnings per share	55,885	54,608	(1)	55,695	54,565	(1)

Denominator for diluted earnings per share:
Denominator for basic earnings per share	55,885	54,608		55,695	54,565
Potential common shares:
Stock options	1,580	811		1,735	647

Denominator for diluted earnings per share	57,465	55,419		57,430	55,212

Earnings per share before cumulative effect of accounting change:
Basic	$0.23	$0.21	(1)	$0.47	$0.38	(1)
Diluted	$0.23	$0.21		$0.45	$0.37

Earnings (loss) per share:
Basic	$0.23	$0.21	(1)	$0.47	$(1.72)	(1)
Diluted	$0.23	$0.21		$0.45	$(1.70)

(1)           The denominator for basic earnings per share and earnings (loss) per share and basic earnings per share before cumulative effect of accounting change have been restated for the three and six months ended March 30, 2003 to include 1,235,000 shares of exchangeable stock of a subsidiary.  These shares are exchangeable for shares of the Company’s common stock and would participate in any dividend paid by the Company.  Previously, the exchangeable shares were included in the denominator for diluted earnings per share, but not basic earnings per share.  In accordance with Emerging Issues Task Force Topic No. D-95, Effect on Participating Convertible Securities on the Computation of Basic Earnings per Share, the exchangeable shares are considered participating shares and, as they are convertible into common stock, must be included in the denominator of the basic earnings per share calculation under the “if converted” method.  This change results in no impact to either of the previously reported basic earnings per share before cumulative effect of accounting change or the basic earnings per share for the three months ended March 30, 2003.  However, for the six months ended March 30, 2003, it results in decreases of $0.01 to previously reported basic earnings per share before cumulative effect of accounting change and $0.04 to previously reported basic loss per share.

For the three and six months ended March 28, 2004, 0.9 million and 0.6 million options were excluded from the calculation of diluted potential common shares, respectively.  For the three and six months ended March 30, 2003, 2.9 million and 3.2 million options were excluded from the calculation of diluted potential common shares, respectively.  For each period, options were excluded because their exercise prices exceeded the average market price for that period.

5.             Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.  All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and related interpretations.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.  The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended		Six Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
	(in thousands, except per share data)

Net income (loss), as reported	$13,029	$11,425	$25,971	$(94,105)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1,857	1,440	2,873	2,363

Pro forma net income (loss)	$11,172	$9,985	$23,098	$(94,468)

Earnings (loss) per share:

Basic – as reported	$0.23	$0.21	$0.47	$(1.72)
Basic – pro forma	$0.20	$0.18	$0.41	$(1.77)

Diluted – as reported	$0.23	$0.21	$0.45	$(1.70)
Diluted – pro forma	$0.19	$0.18	$0.40	$(1.75)

6.             Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $34.7 million and $33.2 million for the periods ended March 28, 2004 and September 28, 2003, respectively.

7.             Mergers and Acquisitions

On March 7, 2003, the Company acquired through its wholly-owned subsidiary, Tetra Tech FW, Inc. (FWI), certain assets and certain related liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation, providers of engineering and program management services throughout the United States.  The purchase was valued at approximately $68.1 million and consisted of cash.  The final allocation of purchase price for FWI was adjusted in the second quarter of fiscal 2004, and resulted in a goodwill adjustment of $1.9 million.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets	$53,816
Property and equipment	6,400
Goodwill	33,765
Intangible and other	15,682
Current liabilities	(41,548)
Net assets acquired	$68,115

On July 31, 2003, the Company acquired 100% of the capital stock of Engineering Management Concepts, Inc. (EMC), an engineering and program management firm that provides information technology and weapons test range and systems logistic support services.  The purchase was valued at approximately $19.0 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of EMC’s net asset value as of July 31, 2003.  In addition, the former shareholders of EMC have certain earn-out rights that would allow them to receive an aggregate maximum of $2 million upon EMC’s achievement of certain operating profit objectives over a two-year period.  The acquisition resulted in estimated goodwill of $14.9 million.

On March 5, 2004, the Company acquired 100% of the capital stock of Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies.  The purchase was valued at approximately $31.2 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of AMT’s net asset value as of March 5, 2004.  Further, the former shareholders of AMT retained the right to receive proceeds from approximately $18.6 million in AMT accounts receivable as these proceeds are collected.  In addition, the former shareholders have certain earn-out rights that would allow them to receive an aggregate maximum of $5 million upon AMT’s achievement of certain operating profit objectives over a two-year period.  The acquisition resulted in estimated goodwill of $40.4 million.

All of the acquisitions above were accounted for as purchases and, accordingly, the purchase prices of the businesses acquired were allocated to the assets and liabilities acquired based upon their fair values.  The excess of the purchase cost of the acquisitions over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is included in Goodwill in the accompanying Condensed Consolidated Balance Sheets.  The results of operations of each of the companies acquired have been included in the Company’s financial statements from the dates of acquisition.

The table below presents summarized pro forma operating results assuming that the Company had acquired FWI, EMC and AMT at the beginning of the six-month periods presented.  These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable.  The pro forma results do not reflect anticipated cost savings and do not represent results that would have occurred if these acquisitions had actually taken place at the beginning of respective periods.

Pro Forma Six Months Ended

March 28, 2004

March 30, 2003

	(in thousands, except per share data)

Revenue	$706,815	$707,757
Revenue, net of subcontractor costs	508,619	504,952
Income from operations	49,329	47,524
Income before cumulative effect of accounting change	26,610	25,355
Cumulative effect of accounting change	—	(114,669)
Net income (loss)	26,610	(89,314)

Earnings per share before cumulative effect of accounting change:
Basic	$0.48	$0.46
Diluted	$0.46	$0.46

Earnings (loss) per share:
Basic	$0.48	$(1.64)
Diluted	$0.46	$(1.62)

Weighted average shares outstanding:
Basic	55,695	54,565
Diluted	57,430	55,212

8.             Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are presented net of allowances for doubtful accounts and for the potential disallowance of billed and unbilled costs.  The allowance for doubtful accounts as of March 28, 2004 and September 28, 2003 was $14.0 million and $14.1 million, respectively.  The allowance for disallowed costs as of March 28, 2004 and September 28, 2003 was $2.3 million and $1.7 million, respectively.  Disallowance of billed and unbilled costs is primarily associated with contracts with the federal government which contain clauses that subject contractors to several levels of audit.  The Company establishes reserves on contract receivables when collectibility is doubtful plus an allowance for which some potential loss is determined to be probable and estimatable based upon current events and circumstances, and past history.  Management believes that resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

A significant portion of the growth in accounts receivable results from the Company’s contract with Nextel Operations, Inc. (Nextel).  This client accounted for approximately 16% of the Company’s total gross billed and unbilled receivables as of March 28, 2004, as compared to approximately 10% as of September 28, 2003.  Under the Nextel contract, the Company is unable to bill for its services until certain milestones are reached.  Accordingly, increased working capital was required to finance the growth in accounts receivable as the Company’s services increased under the contract.  In March 2004, the Company and Nextel agreed to amend their contract to provide for accelerated payments based on milestone changes and increased pricing for certain of its services.

9.             Operating Segments

The Company’s management has organized and managed its operations in two operating segments: resource management and infrastructure.  The resource management operating segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations. The infrastructure operating segment provides engineering and program management services for the additional development, as well as the upgrading and replacement, of existing civil, communications and security infrastructure to both public and private organizations.  Management has established these operating segments based upon the services provided, the different marketing strategies associated with the services and the specialized needs of their respective clients.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments (in thousands):

Resource Management

Infrastructure

Total

Three months ended March 28, 2004
Revenue	$204,655	$136,414	$341,069
Revenue, net of subcontractor costs	141,661	99,173	240,834
Gross profit	31,040	16,992	48,032
Segment income from operations	18,429	6,985	25,414
Depreciation expense	1,684	1,804	3,488

Three months ended March 30, 2003
Revenue	$145,927	$106,800	$252,727
Revenue, net of subcontractor costs	105,282	86,029	191,311
Gross profit	21,254	20,505	41,759
Segment income from operations	10,333	9,796	20,129
Depreciation expense	1,232	1,920	3,152

Six months ended March 28, 2004
Revenue	$417,113	$266,110	$683,223
Revenue, net of subcontractor costs	284,350	196,352	480,702
Gross profit	58,086	37,607	95,693
Segment income from operations	32,821	16,749	49,570
Depreciation expense	3,402	3,715	7,117

Six months ended March 30, 2003
Revenue	$268,612	$221,507	$490,119
Revenue, net of subcontractor costs	196,830	173,829	370,659
Gross profit	39,595	39,729	79,324
Segment income from operations	20,474	16,962	37,436
Depreciation expense	2,142	4,025	6,167

Reconciliations (in thousands):

	Three Months Ended
	March 28, 2004	March 30, 2003
Revenue
Revenue from reportable segments	$341,069	$252,727
Elimination of inter-segment revenue	(11,658)	(8,822)
Other revenue	1,984	1,559
Total consolidated revenue	$331,395	$245,464

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$240,834	$191,311
Other revenue	1,984	1,559
Total consolidated revenue, net of subcontractor costs	$242,818	$192,870

Gross profit
Gross profit from reportable segments	$48,032	$41,759
Other	85	36
Total consolidated gross profit	$48,117	$41,795

Income from operations
Segment income from operations	$25,414	$20,129
Other income (expense)	(888)	1,376
Amortization of intangibles	(561)	(181)
Total consolidated income from operations	$23,965	$21,324

	Six Months Ended
	March 28, 2004	March 30, 2003
Revenue
Revenue from reportable segments	$683,223	$490,119
Elimination of inter-segment revenue	(18,547)	(14,768)
Other revenue	3,821	3,193
Total consolidated revenue	$668,497	$478,544

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$480,702	$370,659
Other revenue	3,821	3,193
Total consolidated revenue, net of subcontractor costs	$484,523	$373,852

Gross profit
Gross profit from reportable segments	$95,693	$79,324
Other	283	79
Total consolidated gross profit	$95,976	$79,403

Income from operations
Segment income from operations	$49,570	$37,436
Other income (expense)	(577)	1,327
Amortization of intangibles	(1,087)	(316)
Total consolidated income from operations	$47,906	$38,447

Major Clients:

The Company’s revenue from the federal government was approximately $150.4 million and $76.0 million for the three months ended March 28, 2004 and March 30, 2003, respectively. Revenue from the federal government was approximately $297.5 million and $136.4 million for the six months ended March 28, 2004 and March 30, 2003, respectively.  Both the resource management and infrastructure operating segments report revenue from the federal government.  For the three months ended March 28, 2004, the Company generated approximately 15% and 10% of its revenue from the U.S. Army Corps of Engineers and the U.S. Navy, respectively.  For the six months ended March 28, 2004, the Company generated approximately 9% and 10% of its revenue from the U.S. Army Corps of Engineers and U.S. Navy, respectively.  For the three and six months ended March 30, 2003, no single client accounted for more than 10% of the Company’s revenue.

The Company’s revenue, net of subcontractor costs, from the federal government was approximately $101.9 million and $53.6 million for the three months ended March 28, 2004 and March 30, 2003, respectively.  Revenue, net of subcontractor costs, from the federal government was approximately $201.0 million and $97.3 million for the six months ended March 28, 2004 and March 30, 2003, respectively.  Both the resource management and infrastructure operating segments report revenue from the federal government.  For the three and six months ended March 28, 2004, the U.S. Army Corps of Engineers and the U.S. Navy each accounted for approximately 10% of revenue, net of subcontractor costs.  For the three and six months ended March 30, 2003, no single client accounted for more than 10% of the Company’s revenue, net of subcontractor costs.

10.          Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period that is not the result of transactions with owners.  The Company includes two components in its comprehensive income, net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.  Comprehensive income was $12.9 million and $11.9 million for the three months ended March 28, 2004 and March 30, 2003, respectively.  Comprehensive income was $26.2 million for the six months ended March 28, 2004.  Comprehensive loss was $93.5 million for the six months ended March 30, 2003.  For the three months ended March 28, 2004, the Company realized net translation loss of $0.1 million.  For the three months ended March 30, 2003, the Company realized net translation gain of $0.5 million.  For the six months ended March 28, 2004 and March 30, 2003, the Company realized net translation gain of $0.2 million and $0.6 million, respectively.

11.          Litigation

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims.  Management’s opinion is that the resolution of these claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against the Company in a contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America.  The Company has filed an appeal with respect to the verdict and the associated legal fees, and is also pursuing other legal alternatives related to the case.  The Company established a $4.1 million reserve for this matter in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the year ended September 29, 2002.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business and have expanded our service offerings through a series of strategic acquisitions and internal growth.  As of March 28, 2004, we had more than 8,000 full-time equivalent employees worldwide, located primarily in North America in more than 345 locations.

We derive our revenue from fees from professional services.  Our services are billed under various types of contracts with our clients, including fixed-price, time-and-materials, and cost-plus contracts.  In the second quarter of fiscal 2004, 35.0%, 40.6% and 24.4% of our revenue, net of subcontractor costs, was derived from fixed-price, time-and-materials and cost-plus contracts, respectively; while in the second quarter of fiscal 2003, 41.9%, 39.3% and 18.8% of our revenue, net of subcontractor costs, was derived from these types of contracts, respectively.  For the six months ended March 28, 2004, 34.6%, 41.6% and 23.8% of our revenue, net of subcontractor costs, was derived from fixed-price, time-and-materials and cost-plus contracts, respectively; while for the six months ended March 30, 2003, 40.7%, 41.3% and 18.0% of our revenue, net of subcontractor costs, was derived from these types of contracts, respectively.

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue on long-term contracts is recognized in the ratio that contract costs incurred bear to total estimated costs.  Revenue and profit on long-term contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.  We do not have any material loss contracts at this time.

In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of business trends.  Accordingly, we also report revenue, net of subcontractor costs, which is revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a baseline.

For analytical purposes only, we segregate from our revenue, net of subcontractor costs, the revenue derived from companies acquired during the current year, as well as the revenue recognized from acquired companies during the first 12 months following their respective dates of acquisition.  Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue.  Organic revenue, net of subcontractor costs, is measured as revenue, net of subcontractor costs, less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our selling, general and administrative (SG&A) expenses are comprised primarily of marketing and bid and proposal costs, as well as our corporate headquarters’ costs related to the executive offices, corporate finance, and accounting, administration and information technology costs.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

We provide our services to a diverse base of federal, state and local government agencies, and commercial and international clients.  The following table presents, for the periods indicated, the approximate percentage of revenue, net of subcontractor costs, attributable to these client sectors:

	Three Months Ended		Six Months Ended
Client Sector	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Federal government	42.0%	27.8%	41.5%	26.0%
State and local government	16.2	23.3	16.7	23.4
Commercial	39.0	47.1	39.6	48.6
International	2.8	1.8	2.2	2.0
	100.0%	100.0%	100.0%	100.0%

We manage our business in two operating segments:  resource management and infrastructure.  The resource management operating segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations.  The infrastructure operating segment provides engineering and program management services for the additional development, as well as the upgrading and replacement, of existing civil, communications and security infrastructure to both public and private organizations.  The following table presents, for the periods indicated, the approximate percentage of revenue, net of subcontractor costs, attributable to our operating segments:

	Three Months Ended		Six Months Ended
Operating Segment	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Resource management	58.3%	54.6%	58.7%	52.6%
Infrastructure	40.8	44.6	40.5	46.5
Other revenue	0.9	0.8	0.8	0.9
	100.0%	100.0%	100.0%	100.0%

Results for the second quarter of fiscal 2004 reflect a continuation of trends we have seen over the last several quarters.  The principal trend is the growth of our federal government business, which is characterized by larger, longer-term contracts.  Our revenue, net of subcontractor costs, from the federal government in the second quarter of fiscal 2004 increased by 90.1% from the second quarter of fiscal 2003.  This increase was due primarily to acquisitions and growth in federal spending and was partially offset by slower spending by state and local government agencies, which are facing ongoing budget constraints.  Our revenue from state and local government agencies in the second quarter of fiscal 2004 decreased by 12.7% from the same period last year.  Spending in the commercial sector, in which demand is tied to economic and end-market conditions, has grown modestly.  Our revenue from commercial clients in the second quarter of fiscal 2004 increased by 4.5% from the prior year period.

Overall, our revenue, net of contractor costs, increased 25.9% in the second quarter of fiscal 2004 from the same period last year, driven by growth in the resource management and infrastructure segments of 34.6% and 15.3%, respectively.  Substantially all of this improvement, including the increase in revenue from the federal government, is attributable to contributions from acquisitions over the last year.  Our total organic revenue, net of subcontractor costs, in the second quarter increased by 0.5% from the prior year period.  Our growth in organic revenue, net of subcontractor costs, in the resource management and infrastructure sectors in the second quarter was 0.4% and 0.8%, respectively, from the prior year period.  Historically, our growth in organic revenue, net of subcontractor costs, has typically ranged from negative 5% during times of difficult economic conditions to positive 10% during times of favorable economic conditions.  To the extent that general economic conditions improve, we expect organic growth to improve from current levels.

Our resource management business continued to benefit from increased business with federal government clients, primarily as a result of our Foster Wheeler Environmental Corporation (FWI) acquisition in March 2003.  The strength in federal government work was offset in part by the weak commercial and state and local government markets.

Our infrastructure business benefited from our acquisitions of Engineering Management Concepts, Inc. (EMC) in July 2003 and Advanced Management Technology, Inc. (AMT) in March 2004, which provided additional federal government work.  With the exception of communications, the commercial and state and local government markets remained weak, due to the corporate capital expenditures awaiting more favorable economic conditions and continuing budget issues resulting in delays for school, highway and transit projects.  This weakness has impacted our margins in the infrastructure area due to overstaffing in certain offices in anticipation of delayed projects.  Management continues to monitor and take appropriate action to reduce costs in overstaffed markets.  However, we do not expect improvement in our infrastructure margins until late this fiscal year.

Recent Acquisition

As part of our growth strategy, we expect to pursue complementary acquisitions to expand our geographical reach and the breadth and depth of our service offerings, particularly in the areas of water and homeland security.  During the second quarter of fiscal 2004, we made the following acquisition:

Advanced Management Technology, Inc. — In March 2004, we acquired 100% of the outstanding shares of capital stock of AMT.  The purchase was valued at approximately $31.2 million.  AMT is a Virginia-based engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies.

Results of Operations

Revenue.  Revenue increased $85.9 million, or 35.0%, to $331.4 million for the three months ended March 28, 2004 from $245.5 million for the comparable period last year.  Revenue increased $190.0 million, or 39.7%, to $668.5 million for the six months ended March 28, 2004 from $478.5 million for the comparable period last year.  This growth resulted primarily from the FWI, EMC and AMT acquisitions.

Our subcontractor costs increased to 26.7% of revenue for the three months ended March 28, 2004 from 21.4% for the comparable period last year.  Subcontractor costs increased to 27.5% of revenue for the six months ended March 28, 2004 from 21.9% for the comparable period last year.  This increase is due primarily to the growth in program management activities on federal government contracts which typically result in subcontracting activities and set-aside requirements.  Our work under federal contracts increased to 42.0% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2004 from 27.8% in the comparable period last year.  Work under federal contracts increased to 41.5% of our revenue, net of subcontractor costs, for the six months ended March 28, 2004 from 26.0% in the comparable period last year.

The following table presents, for the periods indicated, the percentage relationship of selected items to revenue, net of subcontractor costs, in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.2	78.3	80.2	78.8
Gross profit	19.8	21.7	19.8	21.2
Selling, general and administrative expenses	9.9	10.6	9.9	10.9
Income from operations	9.9	11.1	9.9	10.3
Net interest expense	0.9	1.2	1.0	1.1
Income before income tax expense	9.0	9.9	8.9	9.2
Income tax expense	3.6	4.0	3.6	3.7
Income before cumulative effect of accounting change	5.4	5.9	5.3	5.5
Cumulative effect of accounting change	0.0	0.0	0.0	30.7
Net income (loss)	5.4%	5.9%	5.3%	(25.2)%

Revenue, Net of Subcontractor Costs.  Revenue, net of subcontractor costs, increased $49.9 million, or 25.9%, to $242.8 million for the three months ended March 28, 2004 from $192.9 million for the comparable period last year.  Revenue, net of subcontractor costs, increased $110.7 million, or 29.6%, to $484.5 million for the six months ended March 28, 2004 from $373.9 million for the comparable period last year.

In our resource management segment, revenue, net of subcontractor costs, increased $36.4 million, or 34.6%, to $141.7 million in the three months ended March 28, 2004 from $105.3 million for the comparable period last year.  Revenue, net of subcontractor costs, increased $87.5 million, or 44.5%, to $284.4 million for the six months ended March 28, 2004 from $196.8 million for the comparable period last year.  This growth was attributable primarily to our FWI acquisition and increased revenue from federal government clients, particularly the U.S. Department of Energy and the U.S. Department of Defense.  Our resource management segment experienced increases of 0.4% and 1.7% in organic revenue, net of subcontractor costs, for the three and six months ended March 28, 2004, respectively.  This increase was attributable to a stronger federal market.

In our infrastructure segment, revenue, net of subcontractor costs, increased $13.1 million, or 15.3%, to $99.2 million in the three months ended March 28, 2004 from $86.0 million in the comparable period last year.  Revenue, net of subcontractor costs, increased $22.5 million, or 13.0%, to $196.4 million for the six months ended March 28, 2004 from $173.8 million for the comparable period last year.  This increase was attributable primarily to our EMC and AMT acquisitions, which added $12.5 million and $21.3 million for the three and six months ended March 28, 2004.  Our infrastructure segment experienced increases of 0.8% and 0.7% in organic revenue, net of subcontractor costs, for the three and six months ended March 28, 2004, respectively, due primarily to growth in our communications business.

Overall, revenue, net of subcontractor costs, provided by our federal government, commercial and international clients increased by 90.1%, 4.5% and 91.9%, respectively, in the second quarter of fiscal 2004 from the comparable prior year period.  In contrast, revenue, net of subcontractor costs, from our state and local government clients decreased by 12.7% in the second quarter of fiscal 2004 from the comparable prior year period.  Revenue, net of subcontractor costs, provided by our federal government, commercial and international clients increased by 106.6%, 5.6% and 47.9%, respectively, for the six months ended March 28, 2004 from the comparable prior year period.  In contrast, revenue, net of subcontractor costs, from our state and local government clients decreased by 7.6% for the six months ended March 28, 2004 from the comparable prior year period.  Acquisitive revenue, net of subcontractor costs, for the three and six months ended March 28, 2004 totaled $48.9 million and $106.1 million, respectively.  Excluding this revenue, we realized increases of 0.5% and 1.2% in our organic revenue, net of subcontractor costs, for the three and six months ended March 28, 2004, respectively.

Other Contract Costs.  Other contract costs increased $43.6 million, or 28.9%, to $194.7 million for the three months ended March 28, 2004 from $151.1 million for the comparable period last year as a result of the proportional increase in revenue, net of subcontractor costs.  Other contract costs increased $94.1 million, or 32.0%, to $388.5 million for the six months ended March 28, 2004 from $294.4 million for the comparable period last year as a result of this proportional increase.  The increase is due primarily to the FWI, EMC and AMT acquisitions, together with the growth in our resource management and infrastructure businesses. As a percentage of revenue, net of subcontractor costs, other contract costs for the three months ended March 28, 2004 was 80.2% compared to 78.3% for the comparable period last year.  As a percentage of revenue, net of subcontractor costs, other contract costs for the six months ended March 28, 2004 was 80.2% compared to 78.8% for the comparable period last year.  The increased cost as a percentage of revenue, net of subcontractor costs, was due primarily to lower margins than anticipated on certain of our commercial projects, as well as the more competitive bidding requirements in the infrastructure business.

Gross Profit.  Gross profit increased $6.3 million, or 15.1%, to $48.1 million for the three months ended March 28, 2004 from $41.8 million in the three months ended March 30, 2003.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 19.8% for the three months ended March 28, 2004 from 21.7% for the three months ended March 30, 2003.  Gross profit increased $16.6 million, or 20.9%, to $96.0 million for the six months ended March 28, 2004 from $79.4 million for the comparable prior year period.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 19.8% for the six months ended March 28, 2004 from 21.2% for the comparable prior year period.  The growth in gross profit was due primarily to the increase in revenue from the most recent acquisitions.  However, the decrease in the gross profit rates was due to lower than anticipated margins on commercial client projects, particularly in our communications business.  Our margins in subsequent periods will be dependent, in large part, on overhead efficiency and consistent productivity under our amended contract with Nextel Operations, Inc. (Nextel).  Future events and circumstances could preclude margin improvement and negatively impact our operating results.

Selling, General and Administrative Expenses.  SG&A expenses increased $3.7 million, or 18.0%, to $24.2 million for the three months ended March 28, 2004 from $20.5 million for the comparable period last year, due primarily to the growth of our operations.  The higher SG&A costs resulted from increases in our marketing effort to support revenue growth and the SG&A expenses associated with the FWI, EMC and AMT acquisitions.  However, as a percentage of revenue, net of subcontractor costs, SG&A expenses decreased to 9.9% for the three months ended March 28, 2004 from 10.6% for the comparable period last year, primarily as a result of the increased cost absorption resulting from our growth and higher utilization rates.  For the six months ended March 28, 2004, SG&A expenses increased $7.1 million, or 17.4%, to $48.1 million from $41.0 million for the comparable prior year period.  However, as a percentage of revenue, net of subcontractor costs, total SG&A expenses decreased to 9.9% for the six months ended March 28, 2004 from 11.0% for the comparable prior year period.  Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we begin implementation of an enterprise resource planning (ERP) system in fiscal 2004, comply with the requirements of the Sarbanes-Oxley Act of 2002, and leverage our administrative and shared services functions throughout our organization.

Net Interest Expense.  Net interest expense decreased 1.4%, to $2.2 million for the three months ended March 28, 2004 from $2.3 million for the comparable prior year period, despite our acquisitions.  For the six months ended March 28, 2004, net interest expense increased $0.4 million, or 10.7% to $4.6 million from $4.2 million for the comparable prior year period due to higher debt levels.  Through March 28, 2004, approximately $2.0 million of interest expense related to our outstanding fixed-rate senior secured notes.  Mandatory principal payments on these notes will begin in May 2004 and result in incremental reductions of this fixed expense until final repayment in fiscal 2011.

Income Tax Expense.  Income tax expense increased $1.1 million, or 14.0%, to $8.7 million for the three months ended March 28, 2004 from $7.6 million for the comparable period last year, due primarily to the increase in income before income tax expense.  For the six months ended March 28, 2004, income tax expense increased $3.6 million, or 26.3%, to $17.3 million from $13.7 million for the comparable prior year period.  Our estimated effective tax rate was 40.0% for the three and six months ended March 28, 2004 and March 30, 2003.

Net Income.  Net income for the three months ended March 28, 2004 increased $1.6 million, or 14.0%, to $13.0 million from $11.4 million for the same period in the prior year.  This increase was due primarily to the increase in gross profit of $6.3 million from the increased revenue.  This increase was partially offset by increases in SG&A expenses and income tax expense.  Net income for the six months ended March 28, 2004 increased $120.1 million, or 127.6%, to $26.0 million from a loss of $94.1 million for the same period in the prior year.  This increase was due primarily to the change in accounting for goodwill in the prior year which resulted in a $114.7 million charge.  In addition, gross profit is higher due to an increase in revenue.

Liquidity and Capital Resources

As of March 28, 2004, our working capital was $187.1 million, a decrease of $6.3 million from September 28, 2003.  Cash and cash equivalents totaled $34.7 million at March 28, 2004 as compared to $33.2 million at September 28, 2003.

For the six months ended March 28, 2004, net cash of $10.2 million was used in operating activities and $37.7 million was used in investing activities, of which $31.9 million was related to the AMT acquisition.  For the six months ended March 30, 2003, net cash of $9.4 million was used in operating activities and $76.2 million was used in investing activities, of which $72.1 million related to the FWI acquisition.

A significant portion of the growth in accounts receivable results from our contract with Nextel.  This client accounted for approximately 16% of our total billed and unbilled receivables as of March 28, 2004, as compared to approximately 10% as of September 28, 2003.  Under our Nextel contract, we are unable to bill for our services until certain milestones are reached.  Accordingly, increased working capital is required to finance the growth in accounts receivable as our services increased under the contract.  In March 2004, the parties agreed to amend the Nextel contract to provide for accelerated payments based on milestone changes and increased pricing for certain services.  Management expects that these changes will result in a lower accounts receivable balance due to expedited collections.  However, no assurance can be given that Nextel will not dispute or otherwise delay payments to be made under invoices we submit under the amended contract.

During the second quarter of fiscal 2004, net cash provided by operating activities was affected by the structure of our AMT acquisition in which we assigned the right to receive proceeds from $18.6 million in accounts receivable to the former owners in lieu of cash consideration.  This structure allowed us to reduce our cash used in investing activities.  However, as a result, we provided cash in the amount of $7.3 million during the quarter to finance the working capital requirements of AMT.  We expect to provide approximately $6.5 million in cash to AMT during the third quarter of fiscal 2004 to finance additional working capital requirements as a result of this acquisition structure.

Our capital expenditures for the six months ended March 28, 2004 and March 30, 2003 were approximately $7.2 million and $4.0 million, respectively.  This increase was due primarily to the expenditure of $2.3 million for the purchase of software for our ERP system.  Other ongoing business capital expenditures were for the replacement of field equipment, computers, software and office equipment.  Our capital expenditures in support of ongoing business operations are expected to continue at historical levels throughout the remainder of fiscal 2004.  In addition, we estimate that the capitalized costs of implementing the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $8.0 million during fiscal 2004.  Installation of the ERP software in our operating units is planned to begin in fiscal 2005.

Credit Agreement.  We have a credit agreement with various financial institutions (Credit Agreement) that provides for a revolving credit facility (Facility) of $140.0 million.  Under the Credit Agreement, we may also request standby letters of credit up to the aggregate sum of $50.0 million outstanding at any given time.  The Facility matures on March 17, 2005 or earlier at our discretion upon payment in full of loans and other obligations.  As of March 28, 2004, borrowings under the Facility totaled $50.0 million.  These borrowings are classified as current portion of long-term obligations because we anticipate repaying the total amount owed within 12 calendar months.  At March 28, 2004, the standby letters of credit totaled $10.3 million.

Senior Secured Notes.  In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, are payable semi-annually and mature on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, are payable semi-annually and mature on May 30, 2008.  At March 28, 2004, the outstanding principal balance on these notes was $110.0 million.  A scheduled principal payment of $3.6 million on the Series B Notes is due on May 30, 2004 and, accordingly, is classified as a current portion of long-term obligations.

Borrowings under the Credit Agreement, and the senior secured notes, are secured by our accounts receivable and the stock of certain of our subsidiaries.  The Credit Agreement and the note purchase agreement contain various covenants, including but not limited to, requirements and restrictions related to tangible net worth, net income, additional indebtedness, asset sales, mergers and acquisitions, creation of liens, and dividends on capital stock (other than stock dividends).  To date, we have not been in default under our covenants.

We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements through March 2005, the expiration date of our Credit Agreement.  To date, we have financed a substantial portion of our ERP costs through our vendor on competitive terms.  We are currently considering options to renew our Credit Agreement or replace it with a new facility with an increased capacity.  Should we be unsuccessful in this refinancing or should we pursue an acquisition or acquisitions in which the potential cash consideration exceeds the capacity of our Credit Agreement, we may pursue additional financing.

In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities.  Historically, due to our reputation, size, geographic presence and range of services, we have been presented with numerous opportunities to acquire both privately-held companies and subsidiaries or divisions of publicly-traded companies in both our resource management and infrastructure business segments.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide positive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

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

Recently Issued Financial Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (SPE) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable interest entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual period ending after March 15, 2004.  We do not have any SPEs, nor any variable interest entities required to be accounted for under FIN 46.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.  This EITF significantly expands the notion of participating securities that must be included in the basic earnings per share calculation.  Rather than focusing on the security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation, Issue 03-06 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period.  The consensus also nullifies the guidance in EITF Topic No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, by requiring the use of the two-class method of computing basic EPS when participating convertible securities exist.  The EITF is effective for us beginning with the quarter ending June 27, 2004.  We do not expect that the EITF will have any impact on our basic earnings per share calculation.

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

We currently anticipate repaying $55.1 million of our outstanding indebtedness in the next 12 months, of which $3.6 million is a scheduled principal payment on the Series B Notes.  Assuming we do repay the remaining $55.1 million ratably during the next 12 months, and our average interest rate increases or decreases by 1%, our annual interest expense could increase or decrease by $0.24 million.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner or obtain alternate financing.  In addition, we could incur additional debt under the Facility or our operating results could be worse than we expect.

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

Further, acquisitions may also cause us to:

•                  Issue common stock that would dilute our current stockholders’ ownership percentage;

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the second quarter of fiscal 2004, we derived approximately 58.2% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  In the second quarter, approximately 42.0% of our revenue, net of subcontractor costs, was derived from these agencies.  Of this amount, 26.5% was derived from the Department of Defense, 6.6% from the Environmental Protection Agency, 4.8% from the Department of Energy and 4.1% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects which have funding appropriated.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the second quarter of fiscal 2004, we derived approximately 39.0% of our revenue, net of subcontractor costs, from commercial clients.  Among these commercial clients is Nextel Operations, Inc., which carried a total billed and unbilled receivable balance of approximately 16% of our total receivables as of March 28, 2004.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

We generally enter into three principal types of contracts with our clients:  fixed-price, time-and-materials, and cost-plus.  Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks.  These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period.  In the second quarter of fiscal 2004, approximately 35.0% of our revenue, net of subcontractor costs, was derived from fixed-price contracts and fixed-unit price contracts.  Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on these contracts is driven by billable headcount and cost control.  Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our revenue backlog as of March 28, 2004 was approximately $1.05 billion.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally perform projects jointly with outside partners in order to enter into subcontracts and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily.  If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall.  If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  During the second quarter of fiscal 2004, subcontractor costs comprised 26.7% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Adverse resolution of an Internal Revenue Service examination may harm our operating results or financial condition

We have embarked on several tax initiatives in order to reduce our effective tax rate, and recognized the benefit of certain tax credits during fiscal years 2002 and 2001.  Further, during fiscal 2002, the Internal Revenue Service (IRS) approved our request for an accounting method change for recognizing revenue for tax purpose for certain of our operating entities.  We are currently under examination by the IRS for fiscal years 1997 through 2000.  We anticipate that the IRS will disallow the tax credits and the change in tax accounting method at the field examination level.  We will protest this disallowance as well as start the formal appeals process with the IRS.  An unfavorable resolution of the appeals process could have a material adverse effect on our operating results or financial condition.  No reserve has been established for disallowance of such tax credits.

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

If we do not successfully implement our new enterprise resource planning (ERP) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide ERP software system, principally for accounting and project management.  In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our clients and collect cash in a timely manner.  It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our international operations expose us to risks such as foreign currency fluctuations

During the second quarter of fiscal 2004, we derived approximately 2.8% of our revenue, net of subcontractor costs, from our international operations.  Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries.  If our revenue denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

Item 3.                                        Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                                        Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                        Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America.  We have filed an appeal with respect to the verdict and the associated legal fees, and are also pursuing other legal alternatives related to this case.  However, because a verdict has been rendered, we established a $4.1 million reserve for this matter in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the year ended September 29, 2002.

Item 4.                                        Submission of Matters to a Vote of Security Holders

On February 26, 2004, we held our annual meeting of stockholders for the following purposes:

(1)                                  To elect eight directors to our Board of Directors;

(2)                                  To approve the amendment to our Employee Stock Purchase Plan; and

(3)                                  To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal 2004.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld
Li-San Hwang	43,168,012	1,863,156

James M. Jaska	43,171,392	1,859,776

J. Christopher Lewis	43,105,490	1,925,678

Patrick C. Haden	43,105,252	1,925,916

James J. Shelton	44,310,154	721,014

Daniel A. Whalen	43,137,216	1,893,952

Hugh M. Grant	44,331,164	699,719

Richard H. Truly	44,221,164	810,004

Approval of Amendment to Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
37,329,615	476,469	108,314	7,016,770

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Auditors for Fiscal 2004:

For	Against	Abstain	Broker Non-Votes
44,891,512	103,083	36,473	0

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

3.3

Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K

We filed or furnished two reports on Form 8-K during the quarter ended March 28, 2004.  Information regarding the items reported on is as follows:

Date Filed Or Furnished	Item No.	Description
January 8, 2004	Items 4 and 7	On January 8, 2004, we announced the appointment of PricewaterhouseCoopers LLC as our new independent audit firm.
January 21, 2004	Items 7 and 12	On January 21, 2004, we announced our results of operations for our first quarter ended December 28, 2003.*

*This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004	TETRA TECH, INC.

	By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)