Form 10-Q
period 2004-06-27
TETRA TECH INC
filed 2004-08-11
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

As of July 30, 2004, 56,235,886 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 27, 2004	September 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,900	$33,164
Accounts receivable – net	209,047	167,717
Unbilled receivables – net	193,512	164,818
Contract retentions	5,463	4,286
Prepaid expenses and other current assets	28,999	26,037
Income taxes receivable	34,834	20,825
Total current assets	510,755	416,847

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	84,817	84,133
Leasehold improvements	10,535	10,123
Total	95,352	94,256
Accumulated depreciation and amortization	(56,444)	(53,469)
PROPERTY AND EQUIPMENT – NET	38,908	40,787

GOODWILL	253,045	210,792

INTANGIBLE AND OTHER ASSETS – NET	27,799	25,054

TOTAL ASSETS	$830,507	$693,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$105,010	$93,265
Accrued compensation	54,097	46,743
Billings in excess of costs on uncompleted contracts	20,288	16,307
Other current liabilities	32,395	26,562
Deferred income taxes	28,728	28,992
Current portion of long-term obligations	49,091	11,597
Total current liabilities	289,609	223,466

LONG-TERM OBLIGATIONS	130,219	107,463

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 27, 2004 and September 28, 2003	—	—
Exchangeable stock of a subsidiary	13,228	13,239
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 56,185 and 54,090 shares at June 27, 2004 and September 28, 2003, respectively	562	541
Additional paid-in capital	230,238	216,908
Accumulated other comprehensive loss	(601)	(387)
Retained earnings	167,252	132,250
TOTAL STOCKHOLDERS’ EQUITY	410,679	362,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$830,507	$693,480

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenue	$375,527	$313,556	$1,044,024	$792,100
Subcontractor costs	112,353	81,764	296,327	186,456
Revenue, net of subcontractor costs	263,174	231,792	747,697	605,644

Other contract costs	219,751	181,921	608,298	476,370
Gross profit	43,423	49,871	139,399	129,274

Selling, general and administrative expenses	25,984	24,307	74,054	65,263
Income from operations	17,439	25,564	65,345	64,011

Interest expense — net	2,387	2,546	7,008	6,719
Income before income tax expense	15,052	23,018	58,337	57,292

Income tax expense	6,021	9,207	23,335	22,917
Income before cumulative effect of accounting change	9,031	13,811	35,002	34,375
Cumulative effect of accounting change	—	—	—	(114,669)

Net income (loss)	$9,031	$13,811	$35,002	$(80,294)

Basic earnings (loss) per share: (1)
Income before cumulative effect of accounting change	$0.16	$0.25	$0.63	$0.63
Cumulative effect of accounting change	—	—	—	(2.10)
Net income (loss)	$0.16	$0.25	$0.63	$(1.47)

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.16	$0.25	$0.61	$0.62
Cumulative effect of accounting change	—	—	—	(2.07)
Net income (loss)	$0.16	$0.25	$0.61	$(1.45)

Weighted average common shares outstanding:
Basic (1)	56,104	54,788	55,831	54,639

Diluted	57,157	56,086	57,339	55,503

(1)       Basic earnings (loss) per share and basic weighted average common shares outstanding have been restated for the periods ended June 29, 2003.  See Note 4 for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 27, 2004	June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$35,002	$(80,294)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	—	114,669
Depreciation and amortization	13,531	11,429
Deferred income taxes	(264)	—
Provision for losses on receivables	6,840	3,221
Loss on disposal of property and equipment	729	170

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(44,498)	(3,228)
Unbilled receivables	(29,382)	(6,002)
Contract retentions	(1,177)	1,442
Prepaid expenses and other assets	(6,166)	(4,223)
Accounts payable	2,211	(16,877)
Accrued compensation	6,084	5,458
Billings in excess of costs on uncompleted contracts	3,981	(1,608)
Other current liabilities	2,427	322
Income taxes receivable	(11,631)	(295)
Net cash (used in) provided by operating activities	(22,313)	24,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,085)	(6,657)
Payments for business acquisitions, net of cash acquired	(31,371)	(72,072)
Proceeds on sale of property and equipment	982	1,086
Net cash used in investing activities	(41,474)	(77,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(65,074)	(38,188)
Proceeds from borrowings under long-term obligations	125,324	69,500
Net proceeds from issuance of common stock	9,468	5,055
Net cash provided by financing activities	69,718	36,367

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(195)	336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,736	(16,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,164	46,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,900	$29,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,244	$9,508
Income taxes, net of refunds received	$34,866	$22,818

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2004, the Company purchased all of the capital stock of Advanced Management Technology, Inc. In conjunction with this acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$43,859
Cash paid	(31,371)
Purchase price receivable	1,005
Other acquisition costs	(600)
Liabilities assumed	$12,893

In March 2003, the Company’s subsidiary, Tetra Tech FW, Inc., purchased certain assets and assumed certain liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.  In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$105,768
Cash paid		(72,072)
Purchase price receivable		7,175
Other acquisition costs		(555)
Liabilities assumed		$40,316

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 27, 2004, the condensed consolidated statements of operations for the three and nine months ended June 27, 2004 and June 29, 2003, and the condensed consolidated statements of cash flows for the nine months ended June 27, 2004 and June 29, 2003 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003.

The results of operations for the three and nine months ended June 27, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2004.

The Company’s previous financial statement captions for “Gross revenue,” “Net revenue” and “Cost of net revenue” are now referred to as “Revenue,” “Revenue, net of subcontractor costs” and “Other contract costs,” respectively.  This change has not affected the respective amounts or the methodology used to calculate these amounts.

2.             Goodwill and Acquired Intangibles

Effective September 30, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This Statement changed the accounting method for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.  As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $114.7 million presented as a cumulative effect of accounting change in the second quarter of fiscal 2003 and reclassified it into the first quarter of fiscal 2003 for the current year presentation.  This charge related to the Company’s communications unit, which is now part of the restructured infrastructure segment.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  The Company estimates the fair values of the related operations using a combination of discounted cash flows, peer company comparables and similar transactions in the marketplace.  The cash flow forecasts are adjusted by an appropriate discount rate.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, an implied fair value for goodwill is estimated, based on the fair value of the operations used in the first step, and is compared to its carrying value.  The shortfall of the fair value below carrying value represents the amount of goodwill impairment.  SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it may be possible that an impairment may exist.

The changes in the carrying value of goodwill by segment for the nine months ended June 27, 2004 were as follows:

	September 28, 2003	Goodwill Additions	Post-Acquisition Adjustments	June 27, 2004
	(in thousands)
Reporting Unit
Resource management	$84,141	$—	$1,870	$86,011
Infrastructure	126,651	40,383	—	167,034
Total	$210,792	$40,383	$1,870	$253,045

The goodwill addition of $40.4 million resulted from the acquisition of Advanced Management Technology, Inc. (AMT) in March 2004.  The post-acquisition adjustment of $1.9 million related to purchase allocation adjustments made during the first year after the acquisition of assets by Tetra Tech FW, Inc. (FWI).  See Note 7 for additional information.

The gross carrying amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 27, 2004 and September 28, 2003, included in Intangible and other assets – net in the accompanying Condensed Consolidated Balance Sheets, were as follows:

	June 27, 2004		September 28, 2003
	Carrying Amounts	Accumulated Amortization	Carrying Amounts	Accumulated Amortization
	(in thousands)
Identifiable Intangible Assets
Backlog	$11,853	$(3,176)	$11,125	$(1,392)
Non-compete agreements	450	(437)	450	(435)
Software	—	—	25	(19)
Other	—	—	41	(41)
Total	$12,303	$(3,613)	$11,641	$(1,887)

Identifiable intangible assets acquired during the nine months ended June 27, 2004 consisted of AMT backlog of $0.7 million with an amortization period of one year.  Amortization expense for acquired intangible assets with finite useful lives for the nine months ended June 27, 2004 and June 29, 2003 was $1.8 million and $0.7 million, respectively.  Estimated amortization expense for the remainder of fiscal 2004 and for the succeeding five years is as follows:

(in thousands)
2004	$626
2005	1,911
2006	1,546
2007	1,478
2008	1,274
2009	1,273
Thereafter	583

3.             Accounting Pronouncements

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company does not have any SPEs and does not have any variable interest entities required to be accounted for under FIN 46.  Consequently, adoption of FIN 46 on January 1, 2004 had no effect on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.  This EITF significantly expands the notion of participating securities that must be included in the basic earnings per share (EPS) calculation.  Rather than focusing on the security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation, Issue 03-06 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period.  The consensus also nullifies the guidance in EITF Topic No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, by requiring the use of the two-class method of computing basic EPS when participating convertible securities exist.  The EITF is effective for the Company beginning with the quarter ended June 27, 2004.  The Company does not have participating securities and the adoption of the EITF had no effect on basic EPS.

4.             Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except per share data)
Numerator:
Income before cumulative effect of accounting change	$9,031	$13,811	$35,002	$34,375
Net income (loss)	$9,031	$13,811	$35,002	$(80,294)

Denominator for basic earnings per share:
Weighted average shares	55,971	53,553	55,005	53,404
Exchangeable stock of subsidiary (1)	133	1,235	826	1,235

Denominator for basic earnings per share (1)	56,104	54,788	55,831	54,639

Denominator for diluted earnings per share:
Denominator for basic earnings per share	56,104	54,788	55,831	54,639
Potential common shares:
Stock options	1,053	1,298	1,508	864

Denominator for diluted earnings per share	57,157	56,086	57,339	55,503

Earnings per share before cumulative effect of accounting change:
Basic (1)	$0.16	$0.25	$0.63	$0.63
Diluted	$0.16	$0.25	$0.61	$0.62

Earnings (loss) per share:
Basic (1)	$0.16	$0.25	$0.63	$(1.47)
Diluted	$0.16	$0.25	$0.61	$(1.45)

(1)       The denominator for basic earnings (loss) per share and basic earnings per share before cumulative effect of accounting change have been restated for the three and nine months ended June 29, 2003 to include 1,235,000 shares of exchangeable stock of a subsidiary.  As these shares are exchangeable for shares of the Company’s common stock, they are considered common stock equivalents and should have been included in the calculation of basic EPS.  Previously, the exchangeable shares were included only in the denominator for diluted earnings per share, but not basic earnings per share.  This change results in decreases of $0.01 to previously reported basic earnings per share before cumulative effect of accounting change for the three and nine months ended June 29, 2003.  In addition, it results in a decrease of $0.01 and an increase of $0.03 to previously reported basic earnings (loss) per share for the three and nine months ended June 29, 2003, respectively.

For the three and nine months ended June 27, 2004, 2.4 million and 1.1 million options were excluded from the calculation of diluted potential common shares, respectively.  For the three and nine months ended June 29, 2003, 1.9 million and 2.2 million options were excluded from the calculation of diluted potential common shares, respectively.  For each period, options were excluded because their exercise prices exceeded the average market price for that period.

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

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.  The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended		Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except per share data)

Net income (loss), as reported	$9,031	$13,811	$35,002	$(80,294)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1,457	1,417	4,331	3,780

Pro forma net income (loss)	$7,574	$12,394	$30,671	$(84,074)

Earnings (loss) per share:

Basic – as reported	$0.16	$0.25	$0.63	$(1.47)
Basic – pro forma	$0.13	$0.23	$0.55	$(1.54)

Diluted – as reported	$0.16	$0.25	$0.61	$(1.45)
Diluted – pro forma	$0.13	$0.22	$0.53	$(1.51)

6.             Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $38.9 million and $33.2 million at June 27, 2004 and September 28, 2003, respectively.

7.             Mergers and Acquisitions

On March 7, 2003, the Company acquired through its wholly-owned subsidiary, FWI, certain assets and certain related liabilities of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation, providers of engineering and program management services throughout the United States.  The purchase was valued at approximately $68.1 million and consisted of cash.  The final allocation of purchase price for FWI was adjusted in the second quarter of fiscal 2004, and resulted in a goodwill adjustment of $1.9 million.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets	$53,816
Property and equipment	6,400
Goodwill	33,765
Intangible and other	15,682
Current liabilities	(41,548)
Net assets acquired	$68,115

On July 31, 2003, the Company acquired 100% of the capital stock of Engineering Management Concepts, Inc. (EMC), an engineering and program management firm that provides information technology and weapons test range and systems logistic support services.  The purchase was valued at approximately $19.0 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of EMC’s net asset value as of July 31, 2003.  In addition, the former shareholders of EMC have certain earn-out rights that would allow them to receive an aggregate maximum of $2.0 million upon EMC’s achievement of certain operating profit objectives over a two-year period.  The acquisition resulted in estimated goodwill of $14.9 million.

On March 5, 2004, the Company acquired 100% of the capital stock of AMT, an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies.  The purchase was valued at approximately $31.2 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of AMT’s net asset value as of March 5, 2004.  Further, the former shareholders of AMT retained the right to receive proceeds from approximately $18.6 million in AMT accounts receivable as these proceeds are collected.  To date, the former shareholders have received proceeds of $16.4 million.  In addition, the former shareholders have certain earn-out rights that would allow them to receive an aggregate maximum of $5.0 million upon AMT’s achievement of certain operating profit objectives over a two-year period.  The acquisition resulted in estimated goodwill of $40.4 million.

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

The table below presents summarized pro forma operating results assuming that the Company had acquired FWI, EMC and AMT at the beginning of the nine-month periods presented.  These amounts are based on historical results and assumptions and estimates which the Company believes to be reasonable.  The pro forma results do not reflect anticipated cost savings and do not represent results that would have occurred if these acquisitions had actually taken place at the beginning of respective periods.

	Pro Forma Nine Months Ended
	June 27, 2004	June 29, 2003
	(in thousands, except per share data)

Revenue	$1,082,342	$1,036,968
Revenue, net of subcontractor costs	771,793	741,855
Income from operations	66,768	81,902
Income before cumulative effect of accounting change	35,641	44,288
Cumulative effect of accounting change	—	114,669
Net income (loss)	35,641	(70,381)

Earnings per share before cumulative effect of accounting change:
Basic	$0.64	$0.81
Diluted	$0.62	$0.80

Earnings (loss) per share:
Basic	$0.64	$(1.29)
Diluted	$0.62	$(1.27)

Weighted average shares outstanding:
Basic	55,831	54,639
Diluted	57,339	55,503

8.             Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables are presented net of allowances for doubtful accounts and for the potential disallowance of billed and unbilled costs.  The allowance for doubtful accounts as of June 27, 2004 and September 28, 2003 was $14.7 million and $14.1 million, respectively.  The allowance for disallowed costs as of June 27, 2004 and September 28, 2003 was $2.9 million and $1.7 million, respectively.  Disallowance of billed and unbilled costs is primarily associated with contracts with the federal government which contain clauses that subject contractors to several levels of audit.  The Company establishes reserves on contract receivables when collectibility is doubtful plus an allowance for which some potential loss is determined to be probable and estimatable based upon current events and circumstances, and past history.  Management believes that resolution of these matters will not have a material adverse impact on the Company’s financial position or results of operations.

A significant portion of the growth in the Company’s billed and unbilled accounts receivable resulted from its contract with Nextel Operations, Inc. (Nextel).  This client accounted for approximately 19% of the Company’s total billed and unbilled receivables as of June 27, 2004, as compared to approximately 10% as of September 28, 2003.  Under the Nextel contract, the Company is unable to bill for services until certain milestones are reached.  In May 2004, the Nextel contract was amended to provide for improved payment terms based on milestone changes and improved pricing for certain services, as well as increased workload.

9.             Reportable Segments

The Company’s management has organized and managed its operations in two reportable segments: resource management and infrastructure.  The resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations. The infrastructure reportable segment provides engineering, program management and construction management services for the additional development, as well as the upgrading and replacement, of existing civil, communications and security infrastructure to both public and private organizations.

The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed.  Management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of any acquisition-related amortization.  All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments (in thousands):

	Resource Management	Infrastructure	Total
Three months ended June 27, 2004
Revenue	$222,052	$164,240	$386,292
Revenue, net of subcontractor costs	147,730	113,339	261,069
Gross profit	29,930	13,680	43,610
Segment income from operations	16,649	1,810	18,459
Depreciation expense	1,609	2,096	3,705

Three months ended June 29, 2003
Revenue	$208,284	$115,168	$323,452
Revenue, net of subcontractor costs	144,549	86,535	231,084
Gross profit	31,235	19,641	50,876
Segment income from operations	17,840	8,535	26,375
Depreciation expense	1,945	2,116	4,061

Nine months ended June 27, 2004
Revenue	$639,165	$430,350	$1,069,515
Revenue, net of subcontractor costs	432,080	309,691	741,771
Gross profit	88,016	51,287	139,303
Segment income from operations	49,470	18,559	68,029
Depreciation expense	5,011	5,811	10,822

Nine months ended June 29, 2003
Revenue	$476,895	$336,675	$813,570
Revenue, net of subcontractor costs	341,379	260,364	601,743
Gross profit	70,831	59,371	130,202
Segment income from operations	38,314	25,498	63,812
Depreciation expense	4,087	6,141	10,228

Reconciliations (in thousands):

	Three Months Ended
	June 27, 2004	June 29, 2003
Revenue
Revenue from reportable segments	$386,292	$323,452
Elimination of inter-segment revenue	(12,870)	(10,604)
Other revenue	2,105	708
Total consolidated revenue	$375,527	$313,556

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$261,069	$231,084
Other revenue	2,105	708
Total consolidated revenue, net of subcontractor costs	$263,174	$231,792

Gross profit
Gross profit from reportable segments	$43,610	$50,876
Other	(187)	(1,005)
Total consolidated gross profit	$43,423	$49,871

Income from operations
Segment income from operations	$18,459	$26,375
Other expense	(315)	(404)
Amortization of intangibles	(705)	(407)
Total consolidated income from operations	$17,439	$25,564

	Nine Months Ended
	June 27, 2004	June 29, 2003
Revenue
Revenue from reportable segments	$1,069,515	$813,570
Elimination of inter-segment revenue	(31,417)	(25,371)
Other revenue	5,926	3,901
Total consolidated revenue	$1,044,024	$792,100

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$741,771	$601,743
Other revenue	5,926	3,901
Total consolidated revenue, net of subcontractor costs	$747,697	$605,644

Gross profit
Gross profit from reportable segments	$139,303	$130,202
Other	96	(928)
Total consolidated gross profit	$139,399	$129,274

Income from operations
Segment income from operations	$68,029	$63,812
Other (expense) income	(892)	922
Amortization of intangibles	(1,792)	(723)
Total consolidated income from operations	$65,345	$64,011

10.          Major Clients

The Company’s revenue from the federal government was approximately $175.2 million and $136.9 million for the three months ended June 27, 2004 and June 29, 2003, respectively. Revenue from the federal government was approximately $472.7 million and $273.4 million for the nine months ended June 27, 2004 and June 29, 2003, respectively.  Both the resource management and infrastructure reportable segments report revenue from the federal government.  For the three and nine months ended June 27, 2004, the Company generated approximately 14% of its revenue from the U.S. Army Corps of Engineers.  For the three and nine months ended June 29, 2003, no single client accounted for more than 10% of the Company’s revenue.

The Company’s revenue, net of subcontractor costs, from the federal government was approximately $115.2 million and $88.9 million for the three months ended June 27, 2004 and June 29, 2003, respectively.  Revenue, net of subcontractor costs, from the federal government was approximately $316.2 million and $186.2 million for the nine months ended June 27, 2004 and June 29, 2003, respectively.  Both the resource management and infrastructure reportable segments report revenue from the federal government.  For the three and nine months ended June 27, 2004, the U.S. Army Corps of Engineers and the U.S. Navy each accounted for approximately 10% of revenue, net of subcontractor costs.  For the three and nine months ended June 29, 2003, no single client accounted for more than 10% of the Company’s revenue, net of subcontractor costs.

11.          Comprehensive Income

The Company includes two components in its comprehensive income, net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.  Comprehensive income was $8.6 million and $14.7 million for the three months ended June 27, 2004 and June 29, 2003, respectively.  Comprehensive income (loss) was $34.8 million and ($78.9) million for the nine months ended June 27, 2004 and June 29, 2003, respectively.  The Company realized a net translation (loss) gain of ($0.5) million and $0.8 million for the three months ended June 27, 2004 and June 29, 2003, respectively.  For the nine months ended June 27, 2004 and June 29, 2003, the Company realized net translation (loss) gain of ($0.2) million and $1.4 million, respectively.

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

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against the Company in a contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA).  On February 24, 2004, the Washington County Court ordered the Company to pay to ZCA approximately $2.6 million in attorneys’ and consultants’ fees and expenses, together with post-judgment interest on both the jury and this award.  The Company has posted bonds and filed an appeal with respect to the verdict and the associated award for fees and expenses, and is also pursuing other legal alternatives related to the case.  The Company established a $4.1 million reserve for this matter in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the year ended September 29, 2002.

13.          Subsequent Event

On July 21, 2004, the Company amended its credit agreement with various financial institutions (the “Credit Agreement”).  The Credit Agreement now provides for a revolving credit facility (the “Facility”) of $235 million.  As part of the Facility, the Company may request standby letters of credit up to the aggregate sum of $100 million.  The Facility matures on July 21, 2009 or earlier at the Company’s discretion upon payment in full of loans and other obligations.  The Facility is secured by accounts receivable and the stock of certain subsidiaries.  For further information concerning the Credit Agreement, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources and —Financial Market Risks.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through a series of strategic acquisitions and internal growth.  As of June 27, 2004, we had more than 8,000 full-time equivalent employees worldwide, located primarily in North America in more than 345 locations.

We derive our revenue from fees from professional and technical services.  As a service company, we are labor rather than capital intensive.  Our income derives from our ability to generate revenues under our contracts and collect cash for our employees’ time in excess of our subcontract costs, other contract costs, and our selling, general and administrative (SG&A) expenses.

We provide our services to a diverse base of federal, state and local government agencies, and commercial and international clients.  The following table presents, for the periods indicated,

the approximate percentage of revenue, net of subcontractor costs, attributable to these client sectors:

	Three Months Ended		Nine Months Ended
Client Sector	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Federal government	43.8%	38.4%	42.3%	30.7%
State and local government	15.7	19.9	16.3	22.1
Commercial	37.5	40.3	38.9	45.5
International	3.0	1.4	2.5	1.7
	100.0%	100.0%	100.0%	100.0%

We manage our business in two reportable segments:  resource management and infrastructure.  The resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations.  The infrastructure reportable segment provides engineering, program management and construction management services for the additional development, as well as the upgrading and replacement, of existing civil, communications and security infrastructure to both public and private organizations.  The following table presents, for the periods indicated, the approximate percentage of revenue, net of subcontractor costs, attributable to our reportable segments:

	Three Months Ended		Nine Months Ended
Reportable Segment	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Resource management	56.1%	62.4%	57.8%	56.4%
Infrastructure	43.1	37.3	41.4	43.0
Other revenue	0.8	0.3	0.8	0.6
	100.0%	100.0%	100.0%	100.0%

Our services are billed under various types of contracts with our clients, including fixed-price, time-and-materials, and cost-plus contracts.  The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, derived from these types of contracts:

	Three Months Ended		Nine Months Ended
Contract Type	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Fixed-price	35.5%	33.7%	34.9%	38.0%
Time-and-materials	39.5	43.7	40.8	42.2
Cost-plus	25.0	22.6	24.3	19.8
	100.0%	100.0%	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of business trends.  Accordingly, we also report revenue, net of subcontractor costs, which is revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a baseline.

For analytical purposes only, we segregate from our revenue, net of subcontractor costs, the revenue derived from companies acquired during the current year, as well as the revenue recognized from acquired companies during the first 12 months following their respective dates of acquisition.  Revenue recognized from acquired companies during such first 12 months is referred to as acquisitive revenue.  Organic revenue, net of subcontractor costs, is measured as revenue, net of subcontractor costs, less any acquisitive revenue, net of subcontractor costs.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, as well as our corporate headquarters’ costs related to the executive offices, and corporate finance, accounting, administration and information technology costs.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

Third Quarter Summary

Revenue, Net of Subcontractor Costs.   Our revenue, net of subcontractor costs, was $263.2 million, a 13.5% increase over the third quarter of fiscal 2003.  Excluding $25.3 million of acquisitive revenue, net of subcontractor costs, we experienced an increase of 2.6% in our organic revenue, net of subcontractor costs.  This increase resulted from growth in our federal government and wireless communications businesses, offset by the continuation of slower spending by state and local government agencies and wired communications carriers.

Gross Profit.  Our gross profit was $43.4 million, a 12.9% decrease from the third quarter of last year.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 16.5% from 21.5%.  This reduction was primarily attributable to lower than expected margins and increased difficulty in contract negotiations on change orders and related collections on certain contracts in our civil infrastructure and wired communications business areas.  In addition, it reflected low utilization levels and the resulting difficulty in absorbing overhead costs in the same business areas.  This decrease was partially offset by contributions from acquisitions.

Earnings Per Share.  Our diluted earnings per share were $0.16, a 36.0% decrease from the comparable period last year, primarily due to weakness in infrastructure profits.

Cash from Operations.  Our cash generated from operations for the third quarter of fiscal 2004 was negative $12.1 million, compared to positive $33.6 million for the same quarter last year.  A significant portion of this decrease reflected the continuing slowness in billings and collections under our contract with Nextel Operations, Inc. (Nextel), as well as increased working capital required to support our revenue growth and our Advanced Management Technology, Inc. (AMT) subsidiary.  For further information concerning AMT’s increased working capital requirements, see “Liquidity and Capital Resources” below.

Backlog.  Our revenue backlog as of June 27, 2004 was approximately $1.2 billion, an increase of 14.7% on a year-to-year basis, due to backlog from acquired companies and recent contract awards.  We realized growth in backlog of 9.9% from the second quarter of fiscal 2004.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.

Third Quarter Trends

Overall.  Results for the third quarter of fiscal 2004 reflect a continuation of trends we have seen over the last several quarters, including the continuing strength of our federal government business and the persistent weakness in our state and local government and commercial businesses.  We expect to realize an increase in our revenue, net of subcontractor costs, in the fourth fiscal quarter, due in part to the seasonality of our business.  Our revenues are typically higher in the second half of the fiscal year, due to weather conditions during the spring and summer that result in greater billable hours worked on projects.  In addition, our revenues are typically higher in the fourth quarter due to the federal government’s fiscal year end spending.  However, as noted above, we have experienced margin compression and increased difficulty with contract negotiations on change orders and related collections in our civil infrastructure and wired communications businesses, including difficulty in connection with milestone-related billing under our Nextel contract, and expect this trend will continue in the fourth fiscal quarter.

Federal government business.  We believe that our federal work will continue to be strong, particularly in the areas of water resources, homeland security and the outsourcing of government services, and will be driven by our work for the U.S. Department of Defense (DoD) and U.S. Department of Energy (DOE).  Our federal government business, which is characterized by larger, longer-term contracts, is expected to continue to provide organic growth.

State and local government business.  We believe that our state and local government business has not yet bottomed out, and may not improve until fiscal 2005 due in large part to the ongoing budget constraints experienced by these government agencies.  These constraints have had an adverse impact on our infrastructure business and, to a lesser extent, on our resource management segment.  Management is continuing to reduce costs in overstaffed markets by closing or consolidating offices, reducing headcount and streamlining management.  We believe that our emphasis on cost control will help us improve our margins.

Commercial business.  We continue to see weakness in this area, primarily due to the delay in corporate capital expenditures as businesses await more favorable economic conditions.  This delay has a particularly adverse impact on our wired communications business.  However, we expect that our Utah Telecommunications Open Infrastructure Agency (UTOPIA) contract, which is currently expected to commence during the fourth fiscal quarter, will assist in the recovery of this business.  We are experiencing increased workload in our wireless communications business, but have been hampered by the structure of payment milestones and collection terms under our Nextel contract.  We are continuing to address our contract difficulties with Nextel and expect the situation to improve over the next several quarters.

Resource Management.

Federal government business.  We realized moderate organic growth in this business area, primarily resulting from the increase in our DoD work in fiscal 2004.  We expect to experience continuing organic growth, particularly under our DoD and DOE contracts.  Our federal resource management business is primarily driven by trends in water resource management and environmental spending.

State and local government business.  We are continuing to experience softness in this business area, although we did realize growth of 16.8% from the second fiscal quarter.  We believe that this area will remain soft and may not rebound until fiscal 2005.

Commercial business.  The commercial sector, in which demand is tied to economic and end-market conditions, is showing continuing weakness.  We believe that this market will continue to see weak capital spending and may not improve until fiscal 2005.

Infrastructure.

Federal government business.  We experienced an increase in our federal government business due to our acquisitions of Engineering Management Concepts, Inc. (EMC) in July 2003 and AMT in March 2004.  We believe that our federal work will increase, and we will realize organic growth in this area.  Our federal infrastructure work is driven primarily by trends in security-related spending and the outsourcing of government services.

State and local government business.  We are experiencing persistent softness and intense margin pressure in this area, primarily due to continuing budget issues and resulting delays for school, highway and transit projects.  This weakness has had a particularly adverse impact on the margins in our civil infrastructure business in certain regions due to overstaffing in anticipation of delayed projects.  We will continue to manage issues relating to overcapacity in these regions.

Commercial business.  Our wired communications business continues to show weakness; however, we believe that the commencement of our UTOPIA contract will improve our market penetration in this area.  Our workload in the wireless communications business has improved as this business has stabilized.  We expect the weakness in our civil infrastructure business to continue, and conditions may not improve until fiscal 2005.

Results of Operations

Revenue.  Revenue increased $62.0 million, or 19.8%, to $375.5 million for the three months ended June 27, 2004 from $313.6 million for the comparable period last year.  Revenue increased $251.9 million, or 31.8%, to $1,044.0 million for the nine months ended June 27, 2004 from $792.1 million for the comparable period last year.  This growth resulted from our acquisitions of Tetra Tech FW, Inc. (FWI), EMC and AMT, as well as stronger organic growth in the federal government and wireless businesses.  However, the growth was partially offset by revenue decline in the state and local government sector.

Our subcontractor costs increased $30.6 million, or 37.4%, to $112.4 million for the three months ended June 27, 2004 from $81.8 million for the comparable period last year.  Subcontractor costs increased $109.9 million, or 58.9%, to $296.3 million for the nine months ended June 27, 2004 from $186.5 million for the comparable period last year.  This increase was due primarily to the growth in program management activities on federal government contracts which typically result in subcontracting activities and government mandated set-aside requirements.  In addition, as we experienced increased workload in our wireless business, we utilized significant subcontractor activities to complete the field work.

The following table presents, for the periods indicated, the percentage relationship of selected items to revenue, net of subcontractor costs, in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	83.5	78.5	81.4	78.7
Gross profit	16.5	21.5	18.6	21.3
Selling, general and administrative expenses	9.9	10.5	9.9	10.8
Income from operations	6.6	11.0	8.7	10.5
Net interest expense	0.9	1.1	0.9	1.1
Income before income tax expense	5.7	9.9	7.8	9.4
Income tax expense	2.3	4.0	3.1	3.8
Income before cumulative effect of accounting change	3.4	5.9	4.7	5.6
Cumulative effect of accounting change	—	—	—	(18.9)
Net income (loss)	3.4%	5.9%	4.7%	(13.3% )

Revenue, Net of Subcontractor Costs.  Revenue, net of subcontractor costs, increased $31.4 million, or 13.5%, to $263.2 million for the three months ended June 27, 2004 from $231.8 million for the comparable period last year.  Revenue, net of subcontractor costs, increased $142.1 million, or 23.5%, to $747.7 million for the nine months ended June 27, 2004 from $605.6 million for the comparable period last year.  Acquisitive revenue, net of subcontractor costs, for the three and nine months ended June 27, 2004 totaled $25.3 million and $131.4 million, respectively.  Excluding this revenue, we realized increases of 2.6% and 1.8% in our organic revenue, net of subcontractor costs, for the three and nine months ended June 27, 2004, respectively.

Resource Management.  In our resource management segment, revenue, net of subcontractor costs, increased $3.2 million, or 2.2%, to $147.7 million in the three months ended June 27, 2004 from $144.5 million for the comparable period last year.  Revenue, net of subcontractor costs, increased $90.7 million, or 26.6%, to $432.1 million for the nine months ended June 27, 2004 from $341.4 million for the comparable period last year.  This growth was attributable primarily to increased organic revenue, net of subcontractor costs, from federal government clients, particularly the DoD, and improvement in our international business.  Substantially all of our “other revenue” identified in Note 9 (Reportable Segments) reflected revenue generated from resource management.  As a result, we included the “other revenue” as part of resource management for the purpose of calculating organic growth.  The organic growth in our resource management segment was 3.2% and 2.3% for the three and nine months ended June 27, 2004, respectively.

Infrastructure.  In our infrastructure segment, revenue, net of subcontractor costs, increased $26.8 million, or 31.0%, to $113.3 million in the three months ended June 27, 2004 from $86.5 million in the comparable period last year.  Revenue, net of subcontractor costs, increased $49.3 million, or 18.9%, to $309.7 million for the nine months ended June 27, 2004 from $260.4 million for the comparable period last year.  This increase was attributable primarily to our EMC and AMT acquisitions, which added $25.3 million and $46.6 million for the three and nine months ended June 27, 2004, respectively, principally to our federal government business.  Our infrastructure segment experienced increases of 1.8% and 1.1% in organic revenue, net of subcontractor costs, for the three and nine months ended June 27, 2004, respectively, due primarily to growth in our wireless and certain wired communications businesses.  However, a substantial portion of this growth was offset by our civil infrastructure business principally resulting from state and local government budget constraints, as well as weakness in some wired business locations.

Other Contract Costs.  Other contract costs increased $37.8 million, or 20.8%, to $219.8 million for the three months ended June 27, 2004 from $181.9 million for the comparable period last year.  Other contract costs increased $131.9 million, or 27.7%, to $608.3 million for the nine months ended June 27, 2004 from $476.4 million for the comparable period last year.  These increases resulted from the proportional increase in our revenue, net of subcontractor costs.  The proportional increase was due primarily to the FWI, EMC and AMT acquisitions, together with the organic growth in our resource management and infrastructure businesses.  As a percentage of revenue, net of subcontractor costs, other contract costs for the three months ended June 27, 2004 was 83.5% compared to 78.5% for the comparable period last year.  As a percentage of revenue, net of subcontractor costs, other contract costs for the nine months ended June 27, 2004 was 81.4% compared to 78.7% for the comparable period last year.  The increased percentages were due primarily to higher than expected costs in our infrastructure segment, while our resource management segment remained relatively constant from year to year.

Gross Profit.  Gross profit decreased $6.4 million, or 12.9%, to $43.4 million for the three months ended June 27, 2004 from $49.9 million in the three months ended June 29, 2003.  Gross profit increased $10.1 million, or 7.8%, to $139.4 million for the nine months ended June 27, 2004 from $129.3 million for the comparable prior year period.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 16.5% for the three months ended June 27, 2004 from 21.5% for the three months ended June 29, 2003.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 18.6% for the nine months ended June 27, 2004 from 21.3% for the comparable prior year period.  The decrease in gross profit was attributable to weakness in our infrastructure segment, which was partially offset by the contributions from our acquisitions of FWI, EMC and AMT.

While our resource management segment was able to maintain a relatively constant rate of profit from year to year, our infrastructure segment experienced a reduction in gross profit rates.  This reduction was primarily attributable to lower than expected margins and the increased difficulty in contract negotiations on change orders and related collections on certain contracts in our civil infrastructure and wired communications business areas.  In addition, it reflected low utilization levels and the resulting difficulty in absorbing overhead costs in the same business areas.  In the third quarter of fiscal 2004, we started the process of consolidating our operations in both of these areas by closing or consolidating offices, reducing headcount and streamlining management.  This consolidation process is expected to continue throughout the fourth quarter of fiscal 2004, and our margins will depend on overhead efficiency and consistent productivity.  Accordingly, we do not expect margin improvement in both business areas until fiscal 2005.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.7 million, or 6.9%, to $26.0 million for the three months ended June 27, 2004 from $24.3 million for the comparable period last year, due primarily to the growth of our operations.  The higher SG&A costs resulted from increases in our marketing effort to support revenue growth and the SG&A expenses associated with the FWI, EMC and AMT acquisitions.  However, as a percentage of revenue, net of subcontractor costs, SG&A expenses decreased to 9.9% for the three months ended June 27, 2004 from 10.5% for the comparable period last year, primarily as a result of the increased cost absorption resulting from our growth and several of our Company-wide saving initiatives.  For the nine months ended June 27, 2004, SG&A expenses increased $8.8 million, or 13.5%, to $74.1 million from $65.3 million for the comparable prior year period.  However, as a percentage of revenue, net of subcontractor costs, total SG&A expenses decreased to 9.9% for the nine months ended June 27, 2004 from 10.8% for the comparable prior year period.  Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we continue implementation of our enterprise resource planning (ERP) system, comply with the requirements of the Sarbanes-Oxley Act of 2002, and enhance the efficiency of our administrative and back-office functions throughout our organization.

Net Interest Expense.  Net interest expense decreased 6.2%, to $2.4 million for the three months ended June 27, 2004 from $2.5 million for the comparable prior year period, despite our acquisitions.  For the nine months ended June 27, 2004, net interest expense increased 4.3% to $7.0 million from $6.7 million for the comparable prior year period due to higher debt levels.  For the three and nine months ended June 27, 2004, approximately $2.0 million and $5.9 million of interest expense was related to our outstanding fixed-rate senior secured notes, respectively.  Mandatory principal payments on these notes began in May 2004 and will result in incremental reductions of this fixed expense until final repayment is made in fiscal 2011.

Income Tax Expense.  Income tax expense decreased $3.2 million, or 34.6%, to $6.0 million for the three months ended June 27, 2004 from $9.2 million for the comparable period last year.  For the nine months ended June 27, 2004, income tax expense increased $0.4 million, or 1.8%, to $23.3 million from $22.9 million for the comparable prior year period.  Our estimated effective tax rate was 40% for the three and nine months ended June 27, 2004 and June 29, 2003.

Net Income.  Net income for the three months ended June 27, 2004 decreased $4.8 million, or 34.6%, to $9.0 million from $13.8 million for the same period in the prior year.  Net income for the nine months ended June 27, 2004 increased $115.3 million, or 143.6%, to $35.0 million from a loss of $80.3 million for the same period in the prior year.  This increase was due primarily to the change in accounting for goodwill in the prior year which resulted in a $114.7 million charge.

Liquidity and Capital Resources

At June 27, 2004, our working capital was $221.1 million, an increase of $27.8 million from September 28, 2003.  Cash and cash equivalents totaled $38.9 million at June 27, 2004 as compared to $33.2 million at September 28, 2003.

For the nine months ended June 27, 2004, net cash of $22.3 million was used in operating activities and $41.5 million was used in investing activities, of which $31.9 million was related to the AMT acquisition.  For the nine months ended June 29, 2003, net cash of $24.2 million was provided by operating activities and $77.6 million was used in investing activities, of which $72.1 million was related to the FWI acquisition.

Our net accounts receivable and unbilled receivables increased to $402.6 million at June 27, 2004 from $332.5 million at September 28, 2003.  A significant portion of this growth resulted from our contract with Nextel.  This client accounted for approximately 19% of our net billed and unbilled receivables at June 27, 2004, as compared to approximately 10% at September 28, 2003.  Under our Nextel contract, we have been unable to bill for our services until certain milestones are reached.  In May 2004, the Nextel contract was amended to provide for improved payment terms based on milestone changes and improved pricing for certain services.  In addition, we agreed to increase our workload under the contract.  Accordingly, additional working capital was required to finance the growth in accounts receivable resulting from this increased workload.  Management expects that the contract changes will result in a lower accounts receivable balance over the next several quarters due to milestone-related billings and collections.  However, no assurance can be given that Nextel will not dispute or otherwise delay payments to be made under invoices we submit under the amended contract.

During the second and third quarters of fiscal 2004, net cash provided by operating activities was also affected by the terms of our AMT acquisition.  In this transaction, AMT’s former shareholders retained the rights to the proceeds from $18.6 million in accounts receivable at the time of acquisition.  This required us to rebuild AMT’s accounts receivable base, but allowed us to reduce the cash used in investing activities.  Accordingly, our cash provided by operating activities was adversely impacted by the net increase of $17.4 million in AMT’s net accounts receivable and net unbilled receivables as its receivable base was rebuilt.

Our capital expenditures for the nine months ended June 27, 2004 and June 29, 2003 were approximately $11.1 million and $6.7 million, respectively.  This increase was due primarily to the expenditure of $4.2 million for the implementation of our ERP system.  Other ongoing business capital expenditures were for the replacement of field equipment, computers, software and office equipment.  Our capital expenditures in support of ongoing business operations are expected to continue at historical levels throughout the remainder of fiscal 2004.  In addition, we estimate that the capitalized costs of implementing the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $8.0 million during fiscal 2004.  Installation of the ERP software in our operating units is planned to begin in fiscal 2005.

Credit Agreement.  In July 2004, we amended our credit agreement with various financial institutions (as amended, the ”Credit Agreement”).  The Credit Agreement provides for an increased credit facility (the “Facility”) from $140.0 million to $235.0 million.  Further, we may also request standby letters of credit up to the aggregate sum of $100.0 million outstanding at any given time.  The Facility matures on July 21, 2009, or earlier at our discretion upon payment in full of loans and other obligations.  Other than with respect to the increased capacity under the Facility and improved pricing terms, the terms and conditions relating to the Facility are substantially similar to those of the prior facility.  For further information concerning the terms of the Facility, see “Financial Market Risks” below.  At June 27, 2004, borrowings under the prior facility totaled $70.0 million of which $31.0 million was classified as current portion of long-term obligations and $39.0 million was classified as long-term obligations based on anticipated payments.  At June 27, 2004, standby letters of credit under the prior facility totaled $11.6 million.

Senior Secured Notes.  In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million. The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, are payable semi-annually and mature on May 30, 2011.  The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, are payable semi-annually and mature on May 30, 2008.  At June 27, 2004, the outstanding principal balance on these notes was $106.4 million.  Scheduled principal payments of $16.7 million are due on May 30, 2005 (within a year) and, accordingly, are classified as a current portion of long-term obligations.  The remaining $89.7 million was classified as a long-term obligation at June 27, 2004.

Borrowings under the Credit Agreement, and the senior secured notes, are secured by our accounts receivable and the stock of certain of our subsidiaries.  The Credit Agreement and the note purchase agreement contain various covenants, including but not limited to, requirements and restrictions related to net worth, net income, additional indebtedness, asset sales, mergers and acquisitions, creation of liens, and dividends on capital stock (other than stock dividends).

We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

In conjunction with our business strategy, we continuously evaluate the marketplace for strategic acquisition opportunities.  Historically, due to our reputation, size, geographic presence and range of services, we have been presented with numerous opportunities to acquire both privately-held companies and subsidiaries or divisions of publicly-traded companies in both our resource management and infrastructure business segments.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range strategy, as well as on our results of business operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurances can be given that all acquisitions will provide positive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.

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

Recently Issued Financial Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We do not have any SPEs, nor any variable interest entities required to be accounted for under FIN 46.  Consequently, adoption of FIN 46 on January 1, 2004 had no effect on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.  This EITF significantly expands the notion of participating securities that must be included in the basic earnings per share calculation.  Rather than focusing on the security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation, Issue 03-06 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period.  The consensus also nullifies the guidance in EITF Topic

No. D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share (EPS), by requiring the use of the two-class method of computing basic EPS when participating convertible securities exist.  The EITF is effective for us beginning with the quarter ending June 27, 2004.  We do not have participating securities and the adoption of the EITF had no effect on basic EPS.

Financial Market Risks

We currently utilize no material derivative financial instruments which expose us to significant market risk.  We are exposed to interest rate risk under our Credit Agreement.  To the extent our outstanding borrowings do not exceed $117.5 million, we may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.0% to 0.5%, or (b) a eurodollar rate plus a margin which ranges from 0.40% to 1.00%.  Once our outstanding borrowings exceed $117.5 million, we are charged a utilization fee of 0.125% in addition to the base rate and eurodollar rates.  In addition, we pay a facility fee on the total commitment which ranges from 0.225% to 0.375%.  Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility’s maturity date.  Borrowings at a eurodollar rate have a term of no less than 30 days and no greater than 90 days.  Typically, at the end of each term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on July 21, 2009 or earlier at our discretion upon payment in full of loans and other obligations.  Accordingly, we classify total outstanding obligations as either current liabilities or long-term obligations based on anticipated payments within and beyond one year’s period of time.

We have outstanding senior secured notes which bear interest at a fixed rate.  The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011.  The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008.  If interest rates increased by 1%, the fair value of the senior secured notes could decrease by $3.7 million.  If interest rates decreased by 1%, the fair value of the senior secured notes could increase by $3.9 million.

We currently anticipate repaying $49.1 million of our outstanding indebtedness in the next 12 months, of which $31.0 million is estimated repayments on our Facility, $16.7 million is a scheduled principal payment on the Series A and Series B Notes and $1.4 million is other debt.  Assuming we do repay the remaining $32.4 million outstanding on our Facility and the other debt ratably during the next 12 months, and our average interest rate increases or decreases by 1%, our annual interest expense could increase or decrease by $0.5 million.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs.

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

•      The size and scope of engagements;

•      Contract negotiations on change orders and collections of related accounts receivable;

•      The timing of expenses incurred for corporate initiatives;

•      Reductions in the prices of services offered by our competitors;

•      Threatened or pending litigation;

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

•      Changes in environmental legislation;

•      Investors’ perceptions of our performance of services in countries in which the U.S. military is engaged, including Afghanistan and Iraq.

•      Broader market fluctuations; and

•      General economic or political conditions.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2004, we derived approximately 59.5% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  In the third quarter, these agencies generated 43.8% of our revenue, net of subcontractor costs as follows:  23.9% from the DoD, 6.5% from the Environmental Protection Agency, 5.6% from the DOE and 7.8% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects which have funding appropriated.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2004, we derived approximately 37.5% of our revenue, net of subcontractor costs, from commercial clients.  Among these commercial clients is Nextel, which carried a total billed and unbilled receivable balance of approximately 19% of our total receivables as of June 27, 2004.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

We generally enter into three principal types of contracts with our clients:  fixed-price, time-and-materials, and cost-plus.  Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks.  These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period.  In the third quarter of fiscal 2004, approximately 35.5% of our revenue, net of subcontractor costs, was derived from fixed-price contracts and fixed-unit price contracts.  Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on these contracts is driven by billable headcount and cost control.  Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our revenue backlog as of June 27, 2004 was approximately $1.2 billion.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  During the third quarter of fiscal 2004, subcontractor costs comprised 29.9% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Adverse resolution of an Internal Revenue Service appeals process may harm our operating results or financial condition

We have embarked on several tax initiatives in order to reduce our effective tax rate, and recognized the benefit of certain tax credits during fiscal years 2002 and 2001.  Further, during fiscal 2002, the National Office of the Internal Revenue Service (IRS) approved our request for an accounting method change for recognizing revenue for tax purpose for certain of our operating entities.  We have completed a field examination by the IRS for fiscal years 1997 through 2000.  As anticipated, upon completion of the field examination the IRS disallowed the tax credits and claim for refunds related to the change in tax accounting method.  We have protested this disallowance and have started the formal appeals process with the IRS.  An unfavorable resolution of the appeals process could have a material adverse effect on our operating results or financial condition.

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

Our international operations expose us to risks such as foreign currency fluctuations

During the third quarter of fiscal 2004, we derived approximately 3.0% of our revenue, net of subcontractor costs, from our international operations.  Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries.  If our revenue denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 2, 2002, a jury in Washington County Court in Bartlesville, Oklahoma handed down a $4.1 million verdict against us in our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA).  On February 24, 2004, the Washington County Court ordered us to pay to ZCA approximately $2.6 million in attorneys’ and consultants’ fees and expenses, together with post-judgment interest on both the jury and this award.  We have posted bonds and filed an appeal with respect to the verdict and the associated award for legal fees and expenses, and are also pursuing other legal alternatives related to this case.  However, because a verdict was rendered, we established a $4.1 million reserve for this matter in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the year ended September 29, 2002.

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

10.1	Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

We filed or furnished two reports on Form 8-K during the quarter ended June 27, 2004.  Information regarding the items reported on is as follows:

Date Filed Or Furnished	Item No.	Description
April 8, 2004	Items 5 and 7	On April 8, 2004, we announced the conclusion of our Nextel negotiations and revised guidance for our second quarter ended March 28, 2004.
April 21, 2004	Items 7 and 12	On April 21, 2004, we announced our results of operations for our second quarter ended March 28, 2004.*
June 24, 2004	Items 5 and 7	On June 24, 2004, we announced our revised guidance for our third and fourth quarters of fiscal 2004.

*This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2004	TETRA TECH, INC.

	By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)