Form 10-K
period 2004-10-03
TETRA TECH INC
filed 2005-01-03
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2004.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4148514 (I.R.S. Employer Identification No.)
3475 East Foothill Boulevard, Pasadena, California 91107 (Address of principal executive offices) (zip code)
(626) 351-4664 (Registrant's telephone number, including area code)

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

        The aggregate market value of the registrant's common stock held by non-affiliates on March 26, 2004 was $1.09 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

        On December 1, 2004, 56,344,294 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 3, 2004 are incorporated by reference in Part I and Part II of this report where indicated. Portions of registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

        This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated by reference from our 2004 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "estimates," "seeks," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the risks and uncertainties identified below under "Risk Factors," and elsewhere herein and in the 2004 Annual Report to Stockholders. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

  Item 1.    Business

General

        We are a leading provider of consulting, engineering and technical services in the areas of resource management, infrastructure and communications. As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, program management, construction, construction management, and operations and maintenance.

        Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth. We expect to continue to pursue complementary acquisitions to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of the end of fiscal 2004, we had more than 7,800 full-time equivalent employees worldwide, located primarily in North America in more than 350 locations.

        We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. The mailing address of our headquarters is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate website is located at www.tetratech.com. Through a link on the Investors section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

Industry Overview

        Due to increased competition, changing regulatory environments and rapid technological advancement, many government and commercial organizations face new and complex challenges. These organizations are turning to professional service firms to assist them with addressing these challenges. Each organization presents its own unique set of issues and often seeks professional service firms with industry-specific expertise to analyze its problems and develop appropriate solutions. These solutions are then implemented by firms possessing the required engineering and technical service capabilities. Each of the following three business areas faces its own unique set of challenges:

        Resource Management.    The world's natural resources (water, air and soil) are interdependent and create a delicate balance. Factors such as agricultural and residential development, commercial construction and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. Government and commercial organizations are focusing on resource management to comply with environmental laws and regulations, respond to public pressure and attain operating efficiencies. Two areas particularly affected by these trends are water management and waste management.

  •
  Water Management. Insufficient water supplies, concern over the cost, quality and availability of water and the aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. According to the U.S. Environmental Protection Agency (EPA), contamination of groundwater and surface water resulting from agricultural and urban development is one of the most serious environmental problems facing the United States. To address these concerns, government and commercial organizations often seek water management technical services.

  •
  Waste Management. In the past, many waste disposal practices caused significant environmental damage. Since the 1970s, more stringent controls on municipal and industrial waste have been adopted by governments around the world to protect the environment. Organizations seek waste management technical services to comply with complex and evolving environmental regulations, to minimize the economic and social impact of waste generation and disposal, and to realize significant cost savings through increased operating efficiencies.

        Infrastructure.    Continued population growth and increased user expectations place significant strain on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, transportation, pipelines, and communication and power networks, as well as educational, recreational and correctional facilities. In addition, as existing facilities age, they require upgrading or replacement. Further, the trend toward outsourcing of services is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient alternatives. After September 11, 2001, the need to protect civil infrastructure and provide additional security-related infrastructure became significant. The federal government has increasingly turned to professional service firms to provide these services, particularly at seaports and airports. These factors have increased the need for planning, engineering design, program management, construction management, and operations and maintenance services of the type that we provide.

        Communications.    Technological change and government deregulation have spurred sweeping changes in the communications infrastructure industry. Local and long-distance telephone companies, cable operators and wireless service providers are penetrating each other's markets and trying to establish a foothold in new markets created by new technologies and deregulation. Various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers have increasingly turned to professional service firms for advice and assistance in planning, deploying and maintaining their communications networks.

The Tetra Tech Solution

        Tetra Tech provides consulting, engineering and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions and implementing those solutions. We believe that we are one of the leaders in many of the markets we serve and that the following factors distinguish us from our competitors:

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

        Offering a Full Range of Services.    Our depth of consulting, engineering and technical skills allows us to respond to client needs at every phase of a project, including initial planning, research and development, applied science and technology, engineering design, program management and construction management. Once a particular project is completed, we are able to offer our clients additional value-added services such as operations and maintenance. Our expertise across industries and our broad service offerings enable us to be a single-source provider to many of our clients.

        Providing Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence, and currently have operations in Afghanistan, Canada, China, Germany, Greece, India, Iraq, Japan, the Netherlands, Peru, the Philippines and Poland.

Company Strategy

        Our objective is to become the leading provider of consulting, engineering and technical services in our chosen business areas. To achieve this objective, we plan to continue the following primary strategies that we believe have been integral to our success:

        Identify and Expand Into New Business Areas.    We use our consulting services and certain of our technical services as entry points to evaluate new business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting services, we identified and expanded into water infrastructure engineering services.

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

        Focus on Public Sector Projects.    We intend to continue marketing to public sector organizations and bidding for projects to stay on the leading edge of policy development. This experience helps us identify market opportunities and enhances our ability to serve other public and commercial clients. Additionally, public sector contracts often provide more predictable revenue and returns than commercial sector contracts.

        Strengthen Project and Financial Performance.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our attempts to promptly bill and collect accounts receivable, negotiate appropriate contract terms and manage our contract performance to minimize schedule delays and cost overruns. We believe that our focus on the improvement of our project and financial disciplines enables us to generate cash flow through operations and thereby fund acquisitions and internal growth.

        Leverage Existing Client Base.    Some of our clients engage us to provide limited services. We believe that we can increase our revenue by selling additional services to our existing client base. For example, we may be able to secure an operation and maintenance contract after working with a client on the design and construction phases of a facility. In addition, we believe that our ability to offer a full spectrum of services will allow us to grow our business and compete more effectively for larger projects.

Services

        We provide our clients with consulting, engineering and technical services that focus on our clients' specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large, complex infrastructure and communications projects. Our service offerings include:

  •
  Research and development to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging in scale from microscopic to global;

  •
  Applied science and technology to assess a wide range of problems and develop practical and cost-effective solutions through the application of scientific methods, new technologies and data interpretation;

  •
  Engineering design to provide services from concept development and initial planning and design through project completion;

  •
  Program management to provide experienced and specialized program managers and project teams to assist clients in managing large and complex projects through completion;

  •
  Construction management to provide experienced and specialized construction managers to assist clients in minimizing the risk of cost overruns, delays and contractual conflicts; and

  •
  Operations and maintenance to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce operating costs.

Reportable Segments

        We manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations. Our infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. Our communications reportable segment provides a comprehensive set of services, including network planning, engineering, site acquisition, construction and construction management, and operations and maintenance services to telecommunications companies, wireless service providers and cable operators.

        In fiscal 2003, we began the process of consolidating communications into the infrastructure reporting segment, as management believed that communications would have lower revenue and earnings in the immediate and longer-term reporting periods. In addition, our traditional communications business was diminishing, and was being replaced with typical infrastructure projects and clients in water and water-related areas. As such, management concluded that we had two reportable segments. However, due to a less than expected decrease in revenue in our communications business, management concluded in 2004 that communications should again be presented as a separate reportable segment. As a result, we now present three reportable segments.

        The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, attributable to our reportable segments:

	Fiscal Year
Reportable Segment
	2004	2003	2002
Resource management	59.3%	58.5%	49.0%
Infrastructure	31.2	31.4	36.1
Communications	9.5	10.1	14.9

	100.0%	100.0%	100.0%

        Financial information for these segments can be found in Note 15, "Reportable Segments," included under the heading "Notes to Consolidated Financial Statements" in our 2004 Annual Report to Stockholders.

Resource Management

        One of our major concentrations is water resource management, where we have a leading position in understanding the interrelationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, program management, and operations and maintenance. Our service offerings in the resource management segment are focused on the following project areas:

          Surface Water Projects:    Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters, and the ensuing legislative and regulatory response, are driving demand for our services. Over the past 38 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to federal government clients such as the EPA, the Department of Defense (DoD) and the Department of Energy (DOE), and to a broad base of commercial sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local government agencies, particularly in the area of watershed management.

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

          Waste Management Projects:    We currently provide a wide range of engineering and consulting services for hazardous waste contamination and remediation projects, from initial site assessment through design and implementation phases of remedial solutions. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We also provide waste minimization and pollution prevention services and evaluate the effectiveness of innovative technologies and novel solutions to environmental problems.

          Regulatory Compliance Projects:    Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act and other environmental laws and regulations. Although we provide services to both government and commercial sector clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

Infrastructure

        In our infrastructure segment, we focus on the development of water infrastructure projects; institutional facilities; commercial, recreational, and leisure facilities; transportation projects; and systems and security projects. These facilities and projects are an essential part of everyday life and also sustain economic activity, the security of our infrastructure and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering design, program management, construction management, and operations and maintenance. Our service offerings in the infrastructure segment are focused on the following project areas:

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

          Commercial, Recreational and Leisure Facilities Projects:    We specialize in the planning and design of water-related entertainment and leisure facilities such as theme park attractions and large marine aquariums. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects. We have also designed integrated interior building systems for heat, light, security and communications to improve building energy efficiency and cost effectiveness.

          Transportation Projects:    We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations, airport expansions, bridges, major highways, and the repair, replacement and upgrading of older transportation facilities.

          Systems Support and Security Projects:    We provide technology systems integration to improve national security, principally for federal infrastructure. Our projects range from infrastructure vulnerability assessments to security engineering design and project management services. We also provide systems analysis and information management to optimize the U.S. commercial aviation system, and outsourced technical services to improve national security.

Communications

        In the communications segment, we focus on the delivery of technical solutions necessary to design and build communications infrastructure projects. Our capabilities support a wide range of technologies for rapid information transport including broadband and wireless communications. Our communications clients seek consulting, applied science, engineering design, program management, construction management, and operations and maintenance services. Our service offerings in communications are focused on the following project areas:

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

          Network Planning Projects:    We specialize in network planning, including short-term and long-term network configuration and development planning. We develop outside plant designs, civil engineering and regulatory compliance assessment and support efforts. In addition, our projects have included employment analysis, staffing, logistics, planning, and materials provisioning and management.

          Network Engineering Projects:    We provide a full range of onsite and offsite premises engineering and support services for projects ranging from developing computer aided design workprints to field surveys. Our experience includes digital evaluation and terrain modeling, right-of-way permitting and site acquisition for wireless and broadband networks. Our capabilities include radio frequency engineering for wireless networks and for fiber optic, coaxial cable, and hybrid coaxial fiber networks.

          Network Development Projects:    We have performed both inside and outside plant projects for major network service providers and building owners using both broadband and wireless technologies. Our construction projects include urban and long-haul underground cable installation as well as cell tower installation. We have also applied our capabilities to wireless cell sites and aerial cable placement.

          Network Maintenance Projects:    We provide maintenance services, primarily on broadband networks, that are necessary to keep our clients' networks operating. Maintenance is necessary when a fiber optic cable is cut or a piece of network equipment fails. The network maintenance market is a function of the age and size of networks. As a result, this market is likely to increase as networks become larger and older.

Project Examples

        The following table presents brief examples of current projects in our three segments:

Segment	Representative Projects
Resource Management	•	Providing engineering services for U.S. Bureau of Reclamation projects throughout the southwestern United States. Providing water quality modeling, watershed management, public consensus building, and engineering solutions for water supplies.
•
Assisting the EPA Office of Wastewater Management in conducting the Clean Water Needs Survey to assess financial needs for constructing wastewater treatment plants and other clean water-related infrastructure.
•
Supporting environmental activities at U.S. Air Force installations worldwide to assist the U.S. Air Force in its environmental mission in the areas of environmental conservation and planning, environmental quality, environmental restoration, and design and construction.
	•	Providing management and demolition of captured enemy munitions in Iraq for the U.S. Army Corps of Engineers.
•
Providing program management and technical support for the Comprehensive Long-term Environmental Action Navy (CLEAN) program under a ten-year contract. Activities include installation restoration, base realignment and closure and underground storage tank programs.
•
Providing environmental operations and maintenance services at Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, air monitoring and other services.
	•	Providing program management for environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.
•
Serving as prime contractor for National Environmental Policy Act studies at DOE facilities. The work helps to ensure that the DOE's proposed defense and energy related actions comply with applicable environmental regulations.
Infrastructure	•
Implementing production process engineering efficiencies. Upgraded information management systems and implemented ISO 14000 compliant environmental management systems for several Fortune 50 industrial clients.
	•	Providing planning, engineering and systems integration to support the change from ground-based navigation to satellite navigation for all civil aviation in the United States.
	•	Providing engineering and technical support services to create a national missile defense system.

	•	Providing engineering design for the upgrade of building systems, including air, power and data distribution systems, for several locations of a major luxury hotel chain.
	•	Providing multi-modal transportation planning and design for Boston, Massachusetts' first citywide transportation plan since the 1960s.
	•	Providing information technology, mechanical, electrical, plumbing and fire protection engineering for the Time Warner Center, a mixed-use project in New York, New York.
	•	Providing engineering and construction management for the upgrade of water distribution and treatment facilities serving Atlanta, Georgia.
	•	Providing planning and engineering design for a new educational facility in Corning, New York.
	•	Providing integrated voice, video and data networks inside buildings for large corporations, colleges and health care facilities nationwide.
Communications	•
Assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network to provide high speed Internet connections, digital cable television and broadband telephony in the midwestern United States.
•
Providing turnkey wireless network development services for a major cellular communications carrier throughout the western United States. Services include overall project management, site acquisition, cell tower installation, radio frequency engineering, network deployment and startup verification.
	•	Providing network planning and radio frequency engineering services for a wireless communications firm that is expanding its service offerings in the northeastern United States market.
	•	Providing engineering design, construction management and construction of a fiber-to-the-premise network for 14 cities in Utah.

Clients

        We provide services to a diverse base of federal, state and local government agencies and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, attributable to our client sectors:

	Fiscal Year
Client Sector
	2004	2003	2002
Federal government	43.9%	33.4%	25.1%
State and local government	16.0	20.4	23.5
Commercial	37.8	44.5	49.1
International	2.3	1.7	2.3

	100.0%	100.0%	100.0%

        Federal government agencies are among our most significant clients. During fiscal 2004, the DoD, EPA and DOE accounted for approximately 26.7%, 6.6% and 4.8%, respectively, of our revenue, net of subcontractor costs. By comparison, during fiscal 2003, the DoD, EPA and DOE accounted for approximately 18.8%, 7.9% and 3.8%, respectively, of our revenue, net of subcontractor costs. We often support multiple programs within a single federal agency, both domestically and internationally. We assist state and local government clients in a variety of jurisdictions across the country. No single state and local government client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2004. Our commercial sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No single commercial sector client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2004. However, we have one client in our wireless communications business, Nextel Operations, Inc., that accounted for substantially all of that business' revenue in fiscal 2004.

        The following table presents a list of representative clients in our three segments. We have not included international clients because they represent a significantly smaller percentage of our client base.

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial
Resource Management	U.S. Environmental Protection Agency; U.S. Air Force; U.S. Navy; U.S. Army; U.S. Coast Guard; U.S. Forest Service; U.S. Bureau of Reclamation; U.S. Department of Energy; U.S. Agency for International Development; Federal Energy Regulatory Commission; U.S. Postal Service	California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Clarmont County, Ohio; City of San Jose, California; Salton Sea Authority	Lockheed Martin Corporation; Merck & Co.; General Electric Company; Exelon Corporation; Hewlett Packard Company; Unocal Corporation
Infrastructure
U.S. Army Corps of Engineers; U.S. Bureau of Reclamation; U.S. Navy; Federal Emergency Management Agency; U.S. Department of the Interior; U.S. Federal Aviation Administration; U.S. Department of Homeland Security; U.S. National Aeronautics and Space Administration
		City of Breckenridge, Colorado; Washington, D.C. Department of Transportation; City of Detroit, Michigan; City of Portland, Oregon; Texas Parks and Wildlife Department; King County, Washington; Delaware Department of Transportation; Delaware Department of Corrections; Boston, Massachusetts Water and Sewer Commission	Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; General Motors Corporation; Lowe's Company; Marriott Corporation
Communications		Utah Telecommunications Open Infrastructure Agency (UTOPIA)	Cingular Wireless LLC; Comcast Cable Communications, Inc.; Nextel Operations, Inc.; Time Warner, Inc.; Verizon Communications

Contracts

        Our services are billed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, derived from these types of contracts:

	Fiscal Year
Contract Type
	2004	2003	2002
Fixed-price	33.2%	37.9%	34.7%
Time-and-materials	42.8	41.2	43.4
Cost-plus	24.0	20.9	21.9

	100.0%	100.0%	100.0%

        Our clients select the type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Under our cost-plus contracts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.

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

        Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us in certain cases from bidding for or performing government contracts resulting from or relating to certain work we have performed. In addition, services performed for a commercial or government sector client may create conflicts of interest that preclude or limit our ability to obtain work for another private organization. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts would affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing or potential conflict of interest.

        Our contracts with the federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (DCAA). The DCAA generally seeks to: (1) identify and evaluate all activities that either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor's policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses compliance by us with Cost Accounting Standards (CAS) and defective-pricing clauses found within the Federal Acquisition Regulations (FAR). The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

        The DCAA also reviews all types of federal proposals, including those of award, administration, modification and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is also conducted during the proposal review period.

        During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

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

        We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts must be in writing. However, we are not always successful in implementing this policy. We bill all of our clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

Marketing and Business Development

        We utilize both a centralized corporate marketing department and local business development groups within each of our operations. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large federal programs, assesses new business areas, assists in the selection of appropriate partners for new projects and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities company-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings and public relations.

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

Acquisitions

        We have acquired a significant number of companies and we expect to make future acquisitions. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. Prior acquisitions have resulted in a wide range of outcomes, including some that have not performed as we or analysts have expected. The risks associated with acquisitions are more fully discussed in the section of this Report entitled "Risk Factors."

Competition

        The market for our services is sometimes highly competitive. We often compete with many other firms ranging from small regional firms to large international firms that may have greater financial and marketing resources.

        We perform a broad spectrum of consulting, engineering and technical services across the resource management, infrastructure and communications segments. Services within these segments are provided to a client base that includes federal agencies, such as the DoD, the DOE, the U.S. Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the commercial sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from one to 100 firms, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost, to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

        We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation; Anteon Corporation; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Computer Associates International, Inc.; Earth Tech, Inc., a subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; MasTec, Inc.; MWH Global, Inc.; Quanta Services, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; TRC Companies, Inc.; URS Corporation; Weston Solutions, Inc.; and Wireless Facilities, Inc.

Backlog

        As of October 3, 2004, our backlog was approximately $1.08 billion, compared to $1.05 billion as of September 28, 2003. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $675 million of the backlog as of October 3, 2004 will be recognized during fiscal 2005. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the federal government and other clients are terminable at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

Regulation

        We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with whom we conduct business.

        Environmental. A substantial portion of our business involves the planning, design, program management and construction management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with federal government entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

        Some environmental laws, such as the federal Superfund law and similar state statutes, can impose liability upon present and former owners and operators for the entire cost of clean-up for contaminated facilities or sites, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards against us. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

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

        Government Procurement.    The services we provide to the federal government are subject to FAR and other rules and regulations applicable to government contracts. These rules and regulations, among other things:

  •
  Require certification and disclosure of all cost and pricing data in connection with the contract negotiations under certain contract types;

  •
  Impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and

  •
  Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        In addition, services provided to the DoD are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and many of our government contracts are subject to renewal or extension annually. For additional information on risks associated with our government-related business, please refer to the section entitled "Risk Factors."

Seasonality

        We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to the Thanksgiving, Christmas and, in certain years, New Year's holidays that fall within the first quarter. Many of our clients' employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government's fiscal year-end spending.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We maintain a comprehensive general liability policy, with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. Currently, we have $26.0 million of coverage per occurrence on our general liability policy, which includes a deductible of $300,000. The errors and omissions and contractor's pollution liability insurance policies have limits of $30.0 million per loss and in the aggregate. It includes a per claim self-insured retention in the amount of $250,000 and a step-up to a $500,000 self-insured retention after we pay $1.0 million in retained costs. As we expand our services into additional markets, such as fixed-price remediation with insurance and unexploded ordinance (UXO) services, we obtain the necessary types of insurance coverages for such activities, as required by our clients.

        We obtain insurance coverage through a broker that is experienced in the professional liability field. The broker and our risk manager regularly review the adequacy of our insurance coverage. However, because there are various exclusions and retentions under our insurance policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance or paid by our carrier.

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

Employees

        As of October 3, 2004, we had more than 8,600 total employees, including more than 7,800 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers, radio frequency engineers and toxicologists. As of October 3, 2004, we had 170 employees represented by 13 labor organizations. We consider the relationships with our employees to be good. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

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

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

        Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

  •
  Unanticipated changes in contract performance that may effect profitability, particularly with contracts that are fixed-price or have funding limits;

  •
  The seasonality of the spending cycle of our public sector clients, notably the federal government, and the spending patterns of our commercial sector clients;

  •
  Budget constraints experienced by our state and local government clients;

  •
  Acquisitions or the integration of acquired companies;

  •
  Employee hiring, utilization and turnover rates;

  •
  The number and significance of client contracts commenced and completed during a quarter;

  •
  Creditworthiness and solvency of clients;

  •
  The ability of our clients to terminate contracts without penalties;

  •
  Delays incurred in connection with a contract;

  •
  The size and scope of contracts;

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

The value of our common stock could continue to be volatile

        Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

  •
  Quarter to quarter variations in our financial results, including revenue, profits, day sales in receivables, backlog and other measures of financial performance or financial condition;

  •
  Announcements by us or our competitors of significant events, including acquisitions;

  •
  Resolution of threatened or pending litigation;

  •
  Changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

  •
  Investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

  •
  Changes in environmental legislation;

  •
  Investors' perceptions of our performance of services in countries in which the U.S. military is engaged, including Afghanistan and Iraq;

  •
  Broader market fluctuations; and

  •
  General economic or political conditions.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which is dependent on the performance of our stock price.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

        In fiscal 2004, we derived approximately 59.9% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 43.9% of our revenue, net of subcontractor costs, in fiscal 2004 as follows: 26.7% from the DoD, 6.6% from the EPA, 4.8% from the DOE and 5.8% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

Our failure to properly manage projects may result in additional costs or claims

        Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual milestones, our operating results could be adversely affected. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

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

  •
  We may not be able to retain key employees of an acquired company which could negatively impact that company's future performance;

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

        In addition, our acquisition strategy may divert management's attention away from our primary service offerings, result in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

        Further, acquisitions may also cause us to:

  •
  Issue common stock that would dilute our current stockholders' ownership percentage;

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

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenue and profits

        We account for most of our contracts on the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred. The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates, including reductions or reversals of previously recorded revenue and profit, and such differences could be material.

Adverse resolution of an Internal Revenue Service examination process may harm our operating results or financial condition

        We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2002. The major issue raised by the IRS relates to the $14.5 million of research and experimentation credits (R&E credits) that we recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize the difference and the change in our aggregate estimate as income tax expense in the period in which the determination is made.

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

        Our future growth and success depends on our ability to attract and retain qualified scientists and engineers. The market for these professionals is competitive and we may not be able to attract and retain such professionals. We typically grant these employees stock options and a reduction in our stock price could impact our ability to retain these professionals.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

        In fiscal 2004, we began implementation of a new company-wide enterprise resource planning (ERP) software system, principally for accounting and project management. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our clients and collect cash in a timely manner. It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

Our international operations expose us to risks such as foreign currency fluctuations, different business cultures, laws and regulations

        During fiscal 2004, we derived approximately 2.3% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

        In addition, the different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, international laws and regulations, such as foreign tax and labor laws, need to be understood prior to signing a contract. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        In fiscal 2004, we derived approximately 37.8% of our revenue, net of subcontractor costs, from commercial clients. Among these commercial clients is Nextel Operations, Inc., which carried a receivable balance of approximately 18.0% of our accounts receivables as of October 3, 2004. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

        We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, the CAS and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Most of our government contracts are awarded through a regulated competitive bidding process, and the inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenue

        Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under the government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenue.

A negative government audit could result in an adverse adjustment of our revenue and costs, could impair our reputation and could result in civil and criminal penalties

        Government agencies, such as the DCAA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that we improperly allocated costs to specific contracts, they will not reimburse us for these costs. Therefore, an audit could result in substantial adjustments to our revenue and costs.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

        We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

        Accounting for a contract requires judgments relative to assessing the contract's estimated risks, revenue and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenues or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our backlog as of October 3, 2004 was approximately $1.08 billion. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In fiscal 2004, subcontractor costs comprised 29.7% of our revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our industry is highly competitive and we may be unable to compete effectively

        We provide specialized consulting, engineering and technical services in the areas of resource management, infrastructure and communications to a broad range of government and commercial sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we compete. In addition, some of our competitors have substantially more experience, financial resources and/or financial flexibility than we do.

        We compete for projects and engagements with a number of competitors that can vary from one to 100 firms. Historically, clients have chosen among competing firms based on technical capabilities, the quality and timeliness of the firm's service, and geographic presence. If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results from operations would be harmed.

Restrictive covenants in our Credit Agreement and the Note Purchase Agreement relating to our senior secured notes may restrict our ability to pursue certain business strategies

        Our Credit Agreement and the Note Purchase Agreement relating to our senior secured notes restrict our ability to, among other things:

  •
  Incur additional indebtedness;

  •
  Create liens securing debt or other encumbrances on our assets;

  •
  Make loans or advances;

  •
  Pay dividends or make distributions to our stockholders;

  •
  Purchase or redeem our stock;

  •
  Repay indebtedness that is junior to indebtedness under our Credit Agreement and Note Purchase Agreement;

  •
  Acquire the assets of, or merge or consolidate with, other companies; and

  •
  Sell, lease or otherwise dispose of assets.

        Our Credit Agreement and Note Purchase Agreement also require that we maintain certain financial ratios, which we may not be able to achieve. The covenants in these agreements may impair our ability to finance future operations or capital needs or to engage in certain business activities. Refer to Note 7, "Long-Term Obligations," included under the heading "Notes to Consolidated Financial Statements" in our 2004 Annual Report to Stockholders, which is incorporated by reference herein.

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage

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

        We obtain insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want or may not be able to acquire any insurance for certain types of business risks.

Our liability for damages due to legal proceedings may harm our operating results or financial condition

        We are a party to lawsuits in the normal course of business. Various legal proceedings are currently pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services. We cannot predict the outcome of these proceedings with certainty. In some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. If we sustain damages that exceed our insurance coverage or that are not covered by insurance, there could be a material adverse effect on our business, operating results or financial condition.

We may be precluded from providing certain services due to conflict of interest issues

        Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing government contracts resulting from or relating to certain work we have performed. In addition, services performed for a commercial or government client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects because of these conflicts of interest issues.

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

        The Financial Accounting Standards Board has issued its final standard on accounting for equity compensation. FASB Statement No. 123R, Share-Based Payment (FAS 123R), requires us to recognize, as an expense, the fair value of stock options and other equity-related compensation to employees. We may have significant and ongoing accounting charges that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. FAS 123R becomes effective for us at the beginning of the fourth quarter of fiscal 2005. We have not completed our evaluation or determined the impact of adopting FAS 123R.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating additional disclosure and other compliance requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Problems such as computer viruses or terrorism may disrupt our operations and harm our operating results

        Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks on September 11, 2001 disrupted commerce and intensified uncertainty regarding the U.S. economy and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer contracts, our business, operating results and financial condition could be materially and adversely affected.

  Item 2.    Properties

        Our corporate headquarters is located in Pasadena, California. This facility contains approximately 68,000 square feet of office space. In addition, we lease office space in over 350 locations in the United States. In total, our facilities contain approximately 2.4 million square feet of office space and are subject to leases that expire beyond fiscal year 2004. We also rent additional office space on a month-to-month basis.

        We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

        For additional information concerning our obligations under leases, see Note 11, "Leases," included under the heading "Notes to Consolidated Financial Statements" in our 2004 Annual Report to Stockholders, which is incorporated by reference herein.

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

        We continue to be involved in a contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA). In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice our counter-claims relating to receivables due from ZCA and other costs. In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against us in this dispute. In February 2004, the Court quantified the previous award and ordered us to pay approximately $2.6 million in ZCA's attorneys' and consultants' fees and expenses, together with post-judgment interest.

        We have posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals. In its decision, the Court vacated the $4.1 million verdict against us. In addition, the Court upheld the dismissal of our counter-claims. The Court has not yet ruled on the status of ZCA's attorneys' and consultants' fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court. Although our legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted. As a result, we continue to maintain the amounts recorded in the restated fiscal 2002 financial statements, consisting of $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA's attorneys' and consultants' fees and expenses. Once the legal proceedings relating to ZCA are finally resolved, excess accruals, if any, will be reversed.

  Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Repurchases of Equity Securities

        The information required by this Item is incorporated by reference to the information appearing under the heading "Securities Information" in our 2004 Annual Report to Stockholders.

  Item 6.    Selected Financial Data

        The information required by this Item is incorporated by reference to the information appearing under the heading "Selected Consolidated Financial Data" in our 2004 Annual Report to Stockholders.

  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is incorporated by reference to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2004 Annual Report to Stockholders.

  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The information required by this Item is incorporated by reference to the information appearing under the heading "Financial Market Risks" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2004 Annual Report to Stockholders.

  Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is incorporated by reference to the information appearing under the headings "Report of Independent Registered Public Accounting Firm," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" in our 2004 Annual Report to Stockholders.

  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

  Item 9A.    Controls and Procedures

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), were ineffective with respect to fiscal years 2001 through 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As disclosed herein, upon review, we have restated our financial statements for the fiscal years ended in 2001 through 2003. See Note 2 to our Consolidated Financial Statements included in our 2004 Annual Report to Stockholders.

        Management believes that a number of factors contributed to conditions that led to the need to restate prior years' financial statements and, as a result, we have concluded that a material weakness existed in our internal controls. The principal factors contributing to this condition were the failure to properly apply generally accepted accounting principles in certain project and litigation related circumstances and insufficient coordination between accounting and operational personnel on project management and forecast disciplines. Management has made changes in our management and organizational structure, including changing the reporting line of accounting personnel from operating units to the Corporate CFO and Controller, and is continuing to address some of the training issues related to project management and accounting and strengthen the accounting function and personnel in various operating units. Until the balance of these changes are completed, the material weakness continues to exist. Management presently anticipates that these changes necessary to remediate this weakness will be in place by the end of the second quarter of fiscal 2005.

        Other than as described above, there was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B.    Other Information

        None.

PART III

  Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Exchange Act is included under the captions "Proposal No. 1—Election of Directors" and "Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

        The information required by this item relating to our executive officers is included under the caption "Information Concerning Our Executive Officers" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

        We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including our principal financial officer and principal accounting officer. This code of ethics, entitled "Finance Code of Professional Conduct," is posted on our website. The Internet address for our website is www.tetratech.com, and the code of ethics may be found through a link to the Investors section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K for any amendment to, or waiver from a provision of this code of ethics by posting any such information on our website, at the address and location specified above.

  Item 11.    Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1—Election of Directors—Director Compensation" and "Executive Compensation" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the captions "Ownership of Securities" and "Equity Compensation Plan Information" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 13.    Certain Relationships and Related Transactions

        The information required by this item is included under the caption "Executive Compensation" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

  Item 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions "Independent Auditors" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in our Proxy Statement related to the 2005 Annual Meeting of Stockholders and is incorporated herein by this reference.

PART IV

  Item 15.    Exhibits and Financial Statement Schedules

a.	1.	Financial Statements
The Index to Financial Statements and Financial Statement Schedule on page 33 is incorporated herein by reference as the list of financial statements required as part of this Report.
2.
Financial Statement Schedule
The Index to Financial Statements and Financial Statement Schedule on page 33 is incorporated herein by reference as the list of financial statement schedules required as part of this Report.
3.	Exhibits The exhibit list in the Index to Exhibits on pages 39-40 is incorporated herein by reference as the list of exhibits required as part of this Report.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)

	Page Number in Form 10-K	Heading in 2004 Annual Report to Stockholders
Reports of Independent Registered Public Accounting Firms	*	Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at October 3, 2004, September 28, 2003 and September 29, 2002	*	Consolidated Balance Sheets
Consolidated Statements of Operations for each of the three years in the period ended October 3, 2004	*	Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 3, 2004	*	Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows for each of the three years in the period ended October 3, 2004	*	Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements	*	Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	34-35
Schedule II—Valuation and Qualifying Accounts and Reserves	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        Our audit of the consolidated financial statements referred to in our report dated December 30, 2004 appearing in the 2004 Annual Report to Shareholders of Tetra Tech, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of and for the year ended October 3, 2004 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries as of September 28, 2003 and for each of the two years in the period ended September 28, 2003, and have issued our report thereon dated December 12, 2003 (December 30, 2004 as to the effects of the restatement discussed in Note 2) which expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement described in Note 2 and the change in the Company's method of accounting for goodwill and other intangible assets effective September 30, 2002; such financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
December 12, 2003 (December 30, 2004 as to the effects of the restatement discussed in Note 2)

TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended
September 29, 2002, September 28, 2003 and October 3, 2004
(in thousands)

	Balance at Beginning of Period	Additions through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended September 29, 2002:
Allowance for uncollectible accounts receivable (As Previously Reported)	$45,897	$2,132	$3,479	$(37,287)	$14,221
Allowance for uncollectible accounts receivable (As Restated (1))	$45,897	$2,132	$4,702	$(37,287)	$15,444
Fiscal year ended September 28, 2003:
Allowance for uncollectible accounts receivable (As Previously Reported)	$14,221	$2,628	$8,061	$(9,107)	$15,803
Allowance for uncollectible accounts receivable (As Restated (1))	$15,444	$2,628	$8,411	$(9,107)	$17,376
Fiscal year ended October 3, 2004:
Allowance for uncollectible accounts receivable	$17,376	$1,105	$14,786	$(9,240)	$24,027

(1)
The financial statements for the periods indicated have been restated to reflect the adjustments described in Note 2 to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.

Dated: December 30, 2004	By:	/s/ LI-SAN HWANG Li-San Hwang, Chairman of the Board of Directors and Chief Executive Officer

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

Signature	Title	Date

/s/ LI-SAN HWANG Li-San Hwang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 30, 2004
/s/ DAVID W. KING David W. King	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 30, 2004
/s/ DANIEL A. WHALEN Daniel A. Whalen	Director	December 30, 2004
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	December 30, 2004

/s/ PATRICK C. HADEN Patrick C. Haden	Director	December 30, 2004
/s/ JAMES J. SHELTON James J. Shelton	Director	December 30, 2004
/s/ HUGH M. GRANT Hugh M. Grant	Director	December 30, 2004
/s/ RICHARD H. TRULY Richard H. Truly	Director	December 30, 2004

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q as amended for the fiscal quarter ended April 1, 2001).
3.3	Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2003).
10.1	Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).
10.2	First Amendment as of December 14, 2004 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein.+
10.3	Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).
10.4	First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10.5	Second Amendment dated as of April 22, 2003 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2003).
10.6	Third Amendment dated as of December 14, 2004 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein.+
10.7	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.8	Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company's 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.9	Executive Medical Reimbursement Plan (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, No. 33-43723).*
10.10	1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.11	Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.12	1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.13	Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.14	Employee Stock Purchase Plan (as amended through November 17, 2003) (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2003).
10.15	Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.16	2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.17	Form of Incentive Option Agreement used by the Company in connection with the 2002 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).*
10.18	2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.19	Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.20	Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers.*+
10.21	Separation Agreement and Release between the Company and James M. Jaska dated October 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K dated October 6, 2004).*
13.	Annual Report to Stockholders for the fiscal year ended October 3, 2004, portions of which are incorporated by reference in this report as set forth in Part I and Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.+
21.	Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).+
24.	Power of Attorney (included on page 37 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*
Indicates a management contract or compensatory arrangement.

+
Filed herewith.

QuickLinks

PART I
PART II
PART III
PART IV