Form 10-Q
period 2005-01-02
TETRA TECH INC
filed 2005-02-11
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of February 4, 2005, 56,489,488 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

INDEX

PART I.FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I.             FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	January 2, 2005	October 3, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,568	$48,032
Accounts receivable – net	391,280	374,630
Prepaid expenses and other current assets	27,107	23,857
Income taxes receivable	3,846	6,148
Total current assets	442,801	452,667

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	89,373	87,159
Leasehold improvements	9,713	9,694
Total	99,086	96,853
Accumulated depreciation and amortization	(58,552)	(55,572)
PROPERTY AND EQUIPMENT – NET	40,534	41,281

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	260,822	254,553

INTANGIBLE AND OTHER ASSETS – NET	24,146	26,206

TOTAL ASSETS	$802,103	$808,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,886	$111,038
Accrued compensation	44,483	55,493
Billings in excess of costs on uncompleted contracts	25,283	28,941
Deferred income taxes	4,869	4,421
Current portion of long-term obligations	18,735	59,024
Other current liabilities	44,186	48,921
Total current liabilities	227,442	307,838

DEFERRED INCOME TAXES	11,090	11,027

LONG-TERM OBLIGATIONS	156,624	92,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 2, 2005 and October 3, 2004	—	—
Exchangeable stock of a subsidiary	1,426	1,426
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 56,428 and 56,305 shares as of January 2, 2005 and October 3, 2004, respectively	564	563
Additional paid-in capital	244,543	243,490
Accumulated other comprehensive income	865	375
Retained earnings	159,549	151,646
TOTAL STOCKHOLDERS’ EQUITY	406,947	397,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$802,103	$808,507

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	January 2, 2005	December 28, 2003

Revenue	$348,342	$337,102
Subcontractor costs	105,245	95,397
Revenue, net of subcontractor costs	243,097	241,705

Other contract costs	202,053	193,846
Gross profit	41,044	47,859

Selling, general and administrative expensess	25,216	23,918
Income from operations	15,828	23,941

Interest expense - net	2,478	2,372
Income before income tax expense	13,350	21,569

Income tax expense	5,447	8,627

Net income	$7,903	$12,942

Earnings per share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23

Weighted average common shares outstanding:
Basic	56,469	55,504
Diluted	56,977	57,395

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	January 2, 2005	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,903	$12,942

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,233	4,454
Deferred income taxes	251	398
Provision for losses on receivables	2,528	819
(Gain) loss on disposal of property and equipment	(60)	52

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,177)	(27,443)
Prepaid expenses and other assets	(1,689)	(2,348)
Accounts payable	(21,152)	(2,757)
Accrued compensation	(11,010)	(7,893)
Billings in excess of costs on uncompleted contracts	(3,658)	3,926
Other current liabilities	(3,592)	513
Income taxes receivable/payable	2,388	(5,985)
Net cash used in operating activities	(43,035)	(23,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,274)	(4,319)
Payments for business acquisitions	(7,012)	—
Proceeds on sale of property and equipment	444	424
Net cash used in investing activities	(9,842)	(3,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(807)	(17,698)
Proceeds from borrowings under long-term obligations	25,000	32,323
Net proceeds from issuance of common stock	971	3,201
Net cash provided by financing activities	25,164	17,826

EFFECT OF EXCHANGE RATE CHANGES ON CASH	249	95

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,464)	(9,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,032	33,164
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,568	$23,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,543	$4,359
Income taxes, net of refunds received	$7,506	$14,109

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 2, 2005, the condensed consolidated statements of income for the three months ended January 2, 2005 and December 28, 2003, and the condensed consolidated statements of cash flows for the three months ended January 2, 2005 and December 28, 2003 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.  Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three months ended January 2, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 2005.

2.             Goodwill and Acquired Intangibles

The changes in the carrying value of goodwill by segment for the three months ended January 2, 2005 were as follows:

Reporting Unit	October 3, 2004	Post-Acquisition Adjustments	January 2, 2005
	(in thousands)
Resource management	$86,011	$—	$86,011
Infrastructure	168,542	6,269	174,811
Communications	—	—	—
Total	$254,553	$6,269	$260,822

The post-acquisition adjustment of $6.3 million related to purchase allocation adjustments made during the first year after the acquisition of Advanced Management Technology, Inc. (AMT).  See Note 7 for additional information.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of January 2, 2005 and October 3, 2004, included in Intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	January 2, 2005		October 3, 2004
Identifiable Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$11,380	$(3,913)	$11,380	$(3,328)
Non-compete agreements	451	(439)	451	(438)
Total	$11,831	$(4,352)	$11,831	$(3,766)

No identifiable intangible assets were acquired during the three months ended January 2, 2005.  Amortization expense for acquired intangible assets with finite useful lives for the three months ended January 2, 2005 and December 28, 2003 was $0.6 million and $0.5 million, respectively.  Estimated amortization expense for the remainder of fiscal 2005 and for the succeeding five years is as follows:

(in thousands)
2005	$1,325
2006	1,546
2007	1,478
2008	1,274
2009	1,273
2010	583
Thereafter	—

3.             Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from three alternative transition methods – each having different reporting implications. The effective date for FAS 123R is the interim period beginning July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at the Company’s adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.  However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company’s financial position, results of operations or cash flows.

4.             Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the annual and interim disclosure requirements of SFAS No. 148 as of the first quarter of fiscal 2003. The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended
	January 2, 2005	December 28, 2003
	(in thousands, except per share data)

Net income as reported	$7,903	$12,942

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1,248	1,016

Pro forma net income	$6,655	$11,926

Earnings per share:

Basic – as reported	$0.14	$0.23
Basic – pro forma	$0.12	$0.21

Diluted – as reported	$0.14	$0.23
Diluted – pro forma	$0.12	$0.21

5.             Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of its subsidiary, Tetra Tech Canada Ltd., outstanding for the period. The exchangeable shares are non-voting and are exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  In fiscal 2004, 1.1 million exchangeable shares (as adjusted for stock splits) were converted into the Company’s common stock.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method. The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 2, 2005	December 28, 2003
	(in thousands, except per share data)
Numerator:
Net income	$7,903	$12,942

Denominator for basic earnings per share:
Weighted average shares	56,336	54,269
Exchangeable stock of subsidiary	133	1,235

Denominator for basic earnings per share	56,469	55,504

Denominator for diluted earnings per share:
Denominator for basic earnings per share	56,469	55,504
Potential common shares:
Stock options	508	1,891

Denominator for diluted earnings per share	56,977	57,395

Earnings per share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23

For the three months ended January 2, 2005 and December 28, 2003, 2.7 million and 0.1 million options were excluded from the calculation of diluted potential common shares, respectively.  For each period, options were excluded because their exercise prices exceeded the average market price for that period.

6.             Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $20.6 million and $48.0 million as of January 2, 2005 and October 3, 2004, respectively.

7.             Mergers and Acquisitions

On March 5, 2004, the Company acquired 100% of the capital stock of AMT, an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies. The purchase was valued at approximately $37.0 million, consisted of cash and is subject to a purchase price adjustment based upon the final determination of AMT’s net asset value as of March 5, 2004.  In December 2004, the Company and the former shareholders of AMT agreed to make an Internal Revenue Code Section 338(h)(10) election under which the stock purchase was treated as an asset purchase for tax purposes.  The Company paid $6.0 million of additional tax liability on behalf of the former shareholders and AMT, which, along with additional purchase accounting adjustments of $0.3 million, increased goodwill.  In addition, the former shareholders have certain contingent earn-out rights that would allow them to receive an aggregate maximum of $5.0 million upon AMT’s achievement of certain operating profit objectives over a two-year period from the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)
Current assets	$2,046
Property and equipment	175
Goodwill	47,047
Intangible and other	891
Current liabilities	(13,193)
Net assets acquired	$36,966

The acquisition was accounted for as a purchase and, accordingly, the purchase price of the business acquired was allocated to the assets and liabilities acquired based upon their fair values. The excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is included in goodwill in the accompanying condensed consolidated balance sheets. The results of AMT’s operations have been included in the Company’s financial statements from the date of acquisition. The Company may acquire other businesses that it believes are synergistic and will ultimately increase the Company’s revenue and net income. These businesses may also perform work that is consistent with the Company’s short-term and long-term strategic goals, provide critical mass with existing clients, and further expand the Company’s lines of service. These factors may contribute to a purchase price that results in a recognition of goodwill.

The table below presents summarized unaudited operating results for the respective periods presented.  The pro forma operating results reported for the period ended December 28, 2003 assume that the Company had acquired AMT at the beginning of the period:

	Three Months Ended
	January 2, 2005	December 28, 2003
	(in thousands, except per share data)

Revenue	$348,342	$360,270
Revenue, net of subcontractor costs	243,097	255,632
Income from operations	15,828	24,464
Net income	7,903	13,137

Earnings per share:
Basic	$0.14	$0.24
Diluted	$0.14	$0.23

Weighted average shares outstanding:
Basic	56,469	55,504
Diluted	56,977	57,395

8.             Accounts Receivable – Net

                Net accounts receivable consisted of the following as of January 2, 2005 and October 3, 2004:

	January 2, 2005	October 3, 2004
	(in thousands)

Billed	$228,742	$215,937
Unbilled	181,217	176,204
Contract retentions	7,498	6,516
Total accounts receivable – gross	417,457	398,657

Allowance for doubtful accounts	(26,177)	(24,027)
Total accounts receivable – net	$391,280	$374,630

Billings in excess of costs on uncompleted contracts	$25,283	$28,941

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date. Substantially all unbilled receivables as of January 2, 2005 are expected to be billed and collected within twelve months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances.

The billed receivables related to federal government contracts were $75.2 million and $59.6 million as of January 2, 2005 and October 3, 2004, respectively. The federal government unbilled receivables, net of progress payments, were $34.0 million and $24.6 million as of January 2, 2005 and October 3, 2004, respectively.

Nextel Operations, Inc. (Nextel) accounted for approximately 17.8% and 18.0% of the Company’s accounts receivable as of January 2, 2005 and October 3, 2004, respectively. A substantial portion of this balance is unbilled receivables. Under the Nextel contract, the Company is unable to bill for services until certain milestones are reached.

9.             Reportable Segments

The Company manages its business in three reportable segments: resource management, infrastructure and communications. The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations. The infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. The communications reportable segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies, wireless service providers and cable operators.

The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. The Company’s management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of any acquisition-related amortization and any fee from inter-segment sales and transfers. All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended January 2, 2005:
Revenue	$217,062	$93,656	$46,322	$357,040
Revenue, net of subcontractor costs	144,290	75,421	23,386	243,097
Gross profit	26,821	11,969	2,254	41,044
Segment income (loss) from operations	14,500	4,102	(1,510)	17,092
Depreciation expense	1,645	784	830	3,259

Three months ended December 28, 2003:
Revenue	$214,296	$88,025	$41,670	$343,991
Revenue, net of subcontractor costs	144,526	72,979	24,200	241,705
Gross profit	27,168	15,657	5,034	47,859
Segment income from operations	14,869	8,117	1,946	24,932
Depreciation expense	1,717	904	2,544	5,165

Reconciliations:

	Three Months Ended
	January 2, 2005	December 28, 2003
	(in thousands)
Revenue
Revenue from reportable segments	$357,040	$343,991
Elimination of inter-segment revenue	(8,698)	(6,889)
Total consolidated revenue	$348,342	$337,102

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$243,097	$241,705
Total consolidated revenue, net of subcontractor costs	$243,097	$241,705

Gross profit
Gross profit from reportable segments	$41,044	$47,859
Total consolidated gross profit	$41,044	$47,859

Income from operations
Segment income from operations	$17,092	$24,932
Other expense	(678)	(465)
Amortization of intangibles	(586)	(526)
Total consolidated income from operations	$15,828	$23,941

10.          Major Clients

The Company’s revenue from the federal government was approximately $153.4 million and $147.1 million for the three months ended January 2, 2005 and December 28, 2003, respectively.  Both the resource management and infrastructure segments report revenue from the federal government.  For the three months ended January 2, 2005, the Company generated approximately 11.4% of its revenue from the U.S. Army Corps of Engineers.  For the three months ended December 28, 2003, approximately 13.6% and 10.4% of the Company’s revenue was generated from the U.S. Army Corps of Engineers and the U.S. Navy, respectively.

The Company’s revenue, net of subcontractor costs, from the federal government was approximately $103.6 million and $99.1 million for the three months ended January 2, 2005 and December 28, 2003, respectively.  Both the resource management and infrastructure segments report revenue, net of subcontractor costs, from the federal government.  For the three months ended January 2, 2005, no single client accounted for more than 10% of the Company’s revenue, net of subcontractor costs.  For the three months ended December 28, 2003, approximately

10.3% and 10.1% of the Company’s revenue, net of subcontractor costs, was generated from the U.S. Army Corps of Engineers and the U.S. Navy, respectively.

11.          Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.  Comprehensive income was $8.4 million and $13.3 million for the three months ended January 2, 2005 and December 28, 2003, respectively.  The Company realized net translation gains of $0.5 million and $0.3 million for the three months ended January 2, 2005 and December 28, 2003, respectively.

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

The Company continues to be involved in the contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA). In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice the Company’s counter-claims relating to receivables due from ZCA and other costs. In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against the Company in this dispute. In February 2004, the Court quantified the previous award and ordered the Company to pay approximately $2.6 million in ZCA’s attorneys’ and consultants’ fees and expenses, together with post-judgment interest.

The Company has posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of the Company’s appeals. In its decision, the Court vacated the $4.1 million verdict against the Company. In addition, the Court upheld the dismissal of the Company’s counter-claims. The Court has not yet ruled on the status of ZCA’s attorneys’ and consultants’ fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court.  On January 18, 2005, both the Company and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  Although the Company’s legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted. As a result, the Company continues to maintain the amounts recorded in its restated fiscal 2002 financial statements, consisting of $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses. Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted appropriately.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under the heading “Risk Factors,” and elsewhere herein.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of consulting, engineering and technical services in the areas of resource management, infrastructure and communications.  As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions.  These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, program management, construction management, and operations and maintenance.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth.  We expect to continue to pursue complementary acquisitions to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  In March 2004, we acquired Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies.  As of January 2, 2005, we had approximately 7,700 full-time equivalent employees worldwide, located primarily in North America in approximately 330 locations.

We derive our revenue from fees from professional and technical services.  As a service company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  Our income from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our subcontract costs, other contract costs, and selling, general and administrative (SG&A) expenses.

We provide our services to a diverse base of federal, state and local government agencies, commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
Client Sector	January 2, 2005	December 28, 2003
Federal government	42.6%	41.0%
State and local government	16.4	17.1
Commercial	38.8	40.2
International	2.2	1.7
	100.0%	100.0%

We manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations.  Our infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations.  Our communications reportable segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies, wireless service providers and cable operators.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
Reportable Segment	January 2, 2005	December 28, 2003
Resource management	59.4%	59.8%
Infrastructure	31.0	30.2
Communications	9.6	10.0
	100.0%	100.0%

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
Contract Type	January 2, 2005	December 28, 2003
Fixed-price	36.4%	34.2%
Time-and-materials	45.4	42.6
Cost-plus	18.2	23.2
	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles (GAAP) in the United States, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue, net of subcontractor costs, which is revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as the point of reference.

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies during the first 12 months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, as well as our corporate headquarters’ costs related to the executive offices, and corporate finance, accounting, administration and information technology.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

Our revenue, expenses and operating results may fluctuate significantly from quarter to quarter as a result of a number of factors, including:

•      Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•      The seasonality of the spending cycle of our public sector clients, notably the federal government, and the spending patterns of our commercial sector clients;

•      Budget constraints experienced by our federal, state and local government clients;

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

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, due primarily to the Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter. Many of our clients’ employees, as well as our own employees, take vacations during these holidays.  This results in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours.  In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending.

TREND ANALYSIS

General.  Results for the first quarter of fiscal 2005 reflect a change in trends we have seen over the last four quarters.  We experienced slight growth in our federal government business.  This was offset by a slight decrease in spending by state and local government clients, caused by budget constraints, and reduced capital spending by our commercial clients.  We continued to experience lower project margins as well as a decrease in revenue in our civil infrastructure and wired communications business areas without a corresponding decrease in cost.  In fiscal 2004, management initiated an aggressive plan to improve future profitability.  During the first quarter of fiscal 2005, management continued to address this issue by improving our project management process and reducing the cost structure in the affected business areas.

Resource Management.  In the first quarter of fiscal 2005, our resource management segment was affected by a slowdown in spending by our federal government clients, due in part to the federal election cycle.  Our federal government clients accounted for $75.3 million and $83.1 million of this segment’s revenue, net of subcontractor costs, for the first quarters of fiscal 2005 and 2004, respectively.  We believe that our federal work will stabilize, particularly in the areas of water resources, environmental services and homeland security, and will be driven by our work for the Department of Defense (DoD) and Department of Energy (DOE).  We also expect a significant increase in our work with the U.S. Agency for International Development later in fiscal 2005.  Our resource management segment was also affected, to a limited extent, by decreased spending by our state and local government clients, which were adversely impacted by budget constraints and economic conditions that persisted during the first quarter of fiscal 2005.  Given the state and local budget conditions, we do not expect spending by these clients to increase until the second half of fiscal 2005. However, our commercial sector business improved for the first time in several quarters, from $43.8 million in revenue, net of subcontractor costs, in the first quarter of fiscal 2004 to $46.5 million in the first quarter of fiscal 2005.

Infrastructure.  Our infrastructure segment has a nearly equal balance of federal government, state and local government and commercial clients, which contributed approximately 31.3%, 31.0% and 36.5% to its revenue, net of subcontractor costs, in the first quarter of fiscal 2005.  We experienced a year over year decline in our organic revenue, net of subcontractor costs, in this segment due to the continuing state and local budget issues and resulting delays for school, water and transit infrastructure projects.  In addition, our commercial clients delayed their capital spending.  The revenue decrement had an adverse impact on our operating margins in our civil infrastructure business.  This resulted primarily from workforce overcapacity in anticipation of projects that were delayed and poor project management.  We will continue to reduce costs in overstaffed markets by closing or consolidating offices, reducing headcount and streamlining management.  We believe that our emphasis on project and contract management and on cost control will help us improve our margins.  However, we do not expect margin recovery in the civil infrastructure area until the second half of fiscal 2005.  The decline in our commercial and state and local government business was more than offset by the increase in our federal systems support and security work that resulted from our AMT acquisition.  We believe that federal government spending on these programs will remain constant throughout fiscal 2005.

Communications.  During the latter half of fiscal 2003, our communications segment began to experience revenue growth, which was driven principally by work on one large wireless communications project for Nextel Operations, Inc. (Nextel).  However, our wired communications business continued to show weakness in fiscal 2004 and the first quarter of fiscal 2005.  We experienced significant operating losses in the communications segment in fiscal 2004 and the first quarter of fiscal 2005, primarily due to contract concessions, cost overruns and workforce overcapacity.  We have continued to address these issues by renegotiating the Nextel contract in January 2005, implementing enhanced contract and project management controls and reducing costs.  In addition, our ongoing work under our Utah Telecommunications Open Infrastructure Agency (UTOPIA) contract will improve our market penetration and profitability in the wired communications business during fiscal 2005.

RESULTS OF OPERATIONS

Overall, our results for the first quarter of fiscal 2005 are better than results for the fourth quarter of fiscal 2004.  As a result of the decline in our operating results in fiscal 2004, we undertook actions intended to enhance our future operations.  These included consolidating certain operations within the infrastructure and communications segments.  In the civil infrastructure and communications business, we reduced our headcount by approximately 400 full-time equivalent employees and closed seven offices in the first quarter of fiscal 2005.  In addition, we recorded charges for equipment write-downs and severance.  We have continued to implement our plan and expect to take actions requiring further charges to earnings in the future periods.

The results of operations for the first quarter of fiscal 2005 and 2004 are compared below at the consolidated and reportable segment levels.

Revenue

The following table presents revenue by reportable segment:

	Three Months Ended		Change
	January 2,	December 28,
	2005	2003	$	%
	($ in thousands)

Resource management	$217,062	$214,296	$2,766	1.3%
Infrastructure	93,656	88,025	5,631	6.4
Communications	46,322	41,670	4,652	11.2
Segment total	357,040	343,991	13,049	3.8
Elimination of inter-segment revenue (1)	(8,698)	(6,889)	(1,809)	(26.3)
Revenue total	$348,342	$337,102	$11,240	3.3%

(1)  The inter-segment revenue is completely eliminated against our inter-segment subcontractor costs.

Our revenue for the first quarter of fiscal 2005 increased $11.2 million, or 3.3%, compared to the first quarter of fiscal 2004.  This increase was due primarily to the contribution of AMT.

Resource Management.  Compared to the first quarter of fiscal 2004, revenue in the first quarter of fiscal 2005 increased $2.8 million, or 1.3%.  The increase resulted primarily from the growth in water and water resources programs.

Infrastructure.  Revenue in the first quarter of fiscal 2005 increased $5.6 million, or 6.4%, compared to the first quarter of fiscal 2004.  Revenue grew approximately $18.3 million due to the acquisition of AMT, which provides systems support and security services to federal government clients.  This increase was substantially offset by a decline in state and local government revenue relative to civil infrastructure activities.

Communications.  Revenue in the first quarter of fiscal 2005 increased $4.7 million, or 11.2%, compared to the first quarter of fiscal 2004.  This increase was due primarily to the expansion of the Nextel wireless project, together with the growth of our wired project for UTOPIA.  The increase was partially offset by reduced contract activities in certain operations that were shut down.

Subcontractor Costs

Our subcontractor costs in the first quarter of fiscal 2005 increased $9.8 million, or 10.3%, compared to the first quarter of fiscal 2004 due primarily to the overall growth in revenue. We also experienced growth in program management activities on federal government contracts, which typically resulted in higher levels of subcontracting activities that are partially driven by government mandated set-aside requirements.  In addition, we experienced increased subcontractor costs in our communications business, in which we utilized significant subcontractor activities to complete the fieldwork.

Revenue, Net of Subcontractor Costs

The following table presents revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Change
	January 2,	December 28,
	2005	2003	$	%
	($ in thousands)

Resource management	$144,290	$144,526	$(236)	(0.2)%
Infrastructure	75,421	72,979	2,442	3.3
Communications	23,386	24,200	(814)	(3.4)
Total revenue, net of subcontractor costs	$243,097	$241,705	$1,392	0.6%

Revenue, net of subcontractor costs, in the first quarter of fiscal 2005 increased $1.4 million, or 0.6%, compared to the first quarter of fiscal 2004, due primarily to acquisitive revenue, net of subcontractor costs, from AMT.

Resource Management.  Revenue, net of subcontractor costs, decreased $0.2 million, or 0.2%, in the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004.  We experienced a decrease from federal government clients, particularly the DoD, that was partially offset by an increase from commercial clients.

Infrastructure.  Revenue, net of subcontractor costs, increased $2.4 million, or 3.3%, in the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004.  This increase was attributable to AMT, which contributed $13.1 million in acquisitive growth, substantially all of which was from federal government clients.  This increase was partially offset by a decrease in our civil infrastructure business area, principally caused by reduced spending by state and local government clients.

Communications.  Revenue, net of subcontractor costs, decreased $0.8 million, or 3.4%, in the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004.  This decrease was driven by our decision to shut down non-performing operations.

The following table presents the percentage relationship to revenue, net of subcontractor costs:

	Three Months Ended
	January 2, 2005	December 28, 2003

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	83.1	80.2

Gross profit	16.9	19.8
Selling, general and administrative expenses	10.4	9.9

Income from operations	6.5	9.9
Interest expense – net	1.0	1.0

Income before income tax expense	5.5	8.9
Income tax expense	2.2	3.6

Net income	3.3%	5.3%

Other Contract Costs

The following table presents other contract costs by reportable segment:

	Three Months Ended		Change
	January 2,	December 28,
	2005	2003	$	%
	($ in thousands)

Resource management	$117,469	$117,358	$111	0.1%
Infrastructure	63,452	57,322	6,130	10.7
Communications	21,132	19,166	1,966	10.3
Total other contract costs	$202,053	$193,846	$8,207	4.2%
Other contract costs as a percentage of revenue, net of subcontractor costs	83.1%	80.2%

Other contract costs in the first quarter of fiscal 2005 increased $8.2 million, or 4.2%, compared to the first quarter of fiscal 2004, due primarily to an increase in revenue, net of subcontractor costs.  As a percentage of revenue, net of subcontractor costs, other contract costs were 83.1% in the first quarter of fiscal 2005 compared to 80.2% in the first quarter of fiscal 2004.  The percentage increase was due primarily to higher than expected costs in our infrastructure and communications segments.

Resource Management.  Other contract costs in the first quarter of fiscal 2005 increased $0.1 million, or 0.1%, compared to the first quarter of fiscal 2004.  This is consistent with the slight change in revenue.

Infrastructure.  Other contract costs in the first quarter of fiscal 2005 increased $6.1 million, or 10.7%, compared to the first quarter of fiscal 2004.  This increase was due primarily to the increased revenue and associated other contract costs related to the AMT acquisition.  The disproportionately higher other contract costs resulted from workforce and facility overcapacity as well as charges taken on certain projects.

Communications.  Other contract costs in the first quarter of fiscal 2005 increased $2.0 million, or 10.3%, compared to the first quarter of fiscal 2004, although we experienced a decrease in our revenue, net of subcontractor costs.  The increase in costs resulted from workforce and facility overcapacity.  In addition, the communications segment continued to incur more costs to complete certain loss projects.

Gross Profit

The following table presents gross profit by reportable segment:

	Three Months Ended		Change
	January 2,	December 28,
	2005	2003	$	%
	($ in thousands)

Resource management	$26,821	$27,168	$(347)	(1.3)%
Infrastructure	11,969	15,657	(3,688)	(23.6)
Communications	2,254	5,034	(2,780)	(55.2)
Total gross profit	$41,044	$47,859	$(6,815)	(14.2)%
Gross profit as a percentage of revenue, net of subcontractor costs	16.9%	19.8%

Gross profit in the first quarter of fiscal 2005 decreased by $6.8 million, or 14.2%, compared to the first quarter of fiscal 2004.  This was caused by the disproportionate increase in other contract costs relative to the increase in revenue, net of subcontractor costs.  The decrease in gross profit was partially offset by the performance of AMT.  As a percentage of revenue, net of subcontractor costs, gross profit decreased to 16.9% in the first quarter of fiscal 2005 from 19.8% in the first quarter of fiscal 2004.  This decrease was attributable to poor project management and overcapacity in our infrastructure and communications segments.

Resource Management.  Gross profit in the first quarter of fiscal 2005 decreased $0.4 million, or 1.3%, compared to the first quarter of fiscal 2004.  This decrease was due primarily to increased costs on one fixed-price project as well as slightly lower revenue, net of subcontractor costs.

Infrastructure.  Gross profit in the first quarter of fiscal 2005 decreased $3.6 million, or 23.6%, compared to the first quarter of fiscal 2004.  This decrease was due primarily to overcapacity in headcount and facilities in our civil infrastructure business.  In the first quarter of fiscal 2005, we continued the process of consolidating our operations in this business area by closing or combining offices, reducing headcount and streamlining management.  This consolidation process is expected to continue through the second quarter of fiscal 2005, and our gross profit will depend on the speed of implementation of these changes.  This decrease in gross profit was offset by the performance of AMT.

Communications.  Gross profit in the first quarter of fiscal 2005 decreased $2.8 million, or 55.2%, compared to the first quarter of fiscal 2004.  This decrease was due primarily to project cost overruns and lower productivity.  Further, certain businesses within this segment entered into contracts outside their technical competency, which resulted in loss accruals in the fourth quarter of fiscal 2004.  These projects are continuing in fiscal 2005 at breakeven until completion.  As such, we will experience lower gross profit until these projects are completed.  As a result of continuing poor performance, we accelerated the consolidation of our operations, and this consolidation effort is expected to continue through the second quarter of fiscal 2005.

Selling, General and Administrative Expenses

Our SG&A expenses in the first quarter of fiscal 2005 increased $1.3 million, or 5.4%, compared to the first quarter of fiscal 2004, due primarily to increases in the SG&A expenses associated with the acquisitions made in fiscal 2004.  In addition, we incurred significant costs in the first quarter of fiscal 2005 related to the implementation of our enterprise resource planning (ERP) system, the requirements of the Sarbanes-Oxley Act of 2002 (SOX) and the amendment of our debt agreements.  As a percentage of revenue, net of subcontractor costs, SG&A expenses increased to 10.4% in the first quarter of fiscal 2005 from 9.9% in the first quarter of fiscal 2004.  Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we continue implementation of our ERP system, comply with the requirements of SOX and enhance the efficiency of our administrative and back-office functions throughout our organization.

Income from Operations

The following table presents income from operations by reportable segment:

	Three Months Ended		Change
	January 2,	December 28,
	2005	2003	$	%
	($ in thousands)

Resource management	$14,500	$14,869	$(369)	(2.5)%
Infrastructure	4,102	8,117	(4,015)	(49.5)
Communications	(1,510)	1,946	(3,456)	(177.6)
Segment total	17,092	24,932	(7,840)	(31.4)
Amortization of intangibles and other expense	(1,264)	(991)	(273)	27.4
Total income from operations	$15,828	$23,941	$(8,113)	(33.9)%
Income from operations as a percentage of revenue, net of subcontractor costs	6.5%	9.9%

Our income from operations in the first quarter of fiscal 2005 decreased $8.1 million, or 33.9%, compared to the first quarter of fiscal 2004. This decrease was primarily attributable to weakness in our civil infrastructure and communications businesses and increased SG&A, which was partially offset by the contribution from AMT.

Resource Management.  Income from operations in the first quarter of fiscal 2005 decreased $0.4 million, or 2.5%, compared to the first quarter of fiscal 2004, due to a slight increase in SG&A and a slight decrease in gross profit.

Infrastructure.  Income from operations in the first quarter of fiscal 2005 decreased $4.0 million, or 49.5%, compared to the first quarter of fiscal 2004, due to the decline in our civil infrastructure business. Income from operations was significantly affected by overcapacity in certain civil infrastructure operations. The overcapacity of personnel and leased facilities resulted in increased costs on continuing projects. In addition, we experienced lower profit rates on certain contracts due to work accepted under unfavorable terms. We continued actions to reduce capacity in the first quarter of fiscal 2005, and we expect to show profit margin improvement in the second half of fiscal 2005.

Communications.  We realized a loss from operations in the first quarter of fiscal 2005, which represented a decline of $3.5 million, or 177.6%, compared to the income from operations in the first quarter of fiscal 2004.  This decrease was partially due to recording of the Nextel project at breakeven.  In addition, the decline in our wired communications workload, together with increased contract costs and SG&A, resulted in continuing low profitability.  Management believes that proper operational controls and appropriate management changes have been implemented to address these problems during the remainder of fiscal 2005.  However, we remain cautious regarding our contract with Nextel as the costs to complete the project must be well managed in order to continue at or above breakeven.  In addition, we are currently unable to determine the potential impact of the proposed merger between Sprint and Nextel on this contract.

Net Interest Expense

Our net interest expense in the first quarter of fiscal 2005 increased $0.1 million, or 4.5%, compared to the first quarter of fiscal 2004.  This increase was due primarily to higher borrowings used in connection with the AMT acquisition and cash required for operations that were somewhat offset by lower variable interest rates on borrowings on our credit facility.

Income Tax Expense

Our income tax expense in the first quarter of fiscal 2005 decreased $3.2 million, or 36.9%, compared to the first quarter of fiscal 2004, due primarily to lower income before tax expense.  However, our effective tax rate increased from 40.0% in the first quarter of fiscal 2004 to 40.8% in the first quarter of fiscal 2005. The slight increase was primarily caused by the impact of non-deductible expenses relative to the lower pre-tax income in first quarter of fiscal 2005 compared to first quarter of fiscal 2004.

Net Income

Our net income in first quarter of fiscal 2005 decreased $5.0 million, or 63.8%, compared to the first quarter of fiscal 2004.  The decrease in the first quarter of fiscal 2005 resulted from significantly lower income from operations and slightly higher net interest expense, partially offset by lower income tax expense.

Liquidity and Capital Resources

Working Capital.  As of January 2, 2005, our working capital was $215.4 million, an increase of $70.6 million from $144.8 million as of October 3, 2004.  The increase was due primarily to the change in classification of borrowings under our revolving credit facility from a current liability to a long-term liability.  Cash and cash equivalents totaled $20.6 million as of January 2, 2005, compared to $48.0 million as of October 3, 2004.

Operating and Investing Activities.  In the first quarter of fiscal 2005, net cash of $43.0 million was used in operating activities and $9.8 million was used in investing activities, of which $6.0 million and $1.0 million were related to the AMT and Engineering Management Concepts, Inc. acquisitions. In the first quarter of fiscal 2004, net cash of $23.3 million was used in operating activities and $3.9 million was used in investing activities.

Our net accounts receivable increased $16.7 million, or 4.4%, to $391.3 million as of January 2, 2005 from $374.6 million as of October 3, 2004. A significant portion of this growth resulted from our contract with Nextel. This client accounted for approximately 18% of our accounts receivable as of January 2, 2005 and October 3, 2004. Under our Nextel contract, we cannot bill for our services until certain milestones are reached. In May 2004 and January 2005, the Nextel contract was amended to provide for improved payment terms based on milestone changes and improved pricing for certain services. In addition, we agreed to increase our workload. Accordingly, additional working capital was required to finance the growth in accounts receivable resulting from this increased workload.  Management expects that the contract changes will result in a lower accounts receivable balance over the next several quarters due to milestone related billings and collections. However, no assurance can be given that we will receive payments from Nextel within the expected timeframes.

Capital Expenditures.  Our capital expenditures for the first quarters of fiscal 2005 and 2004 were $3.3 million and $4.3 million, respectively. The decrease in the first quarter of fiscal 2005 was due primarily to the movement of the ERP project from the development phase, in which a majority of the project costs are capitalized, to an implementation phase, in which most project costs are expensed in the period in which they are incurred.  We estimate that the capitalized costs associated with the development of the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $3.0 million during fiscal 2005.  Installation of the ERP software in our business units began in fiscal 2005.  As of the end of the first quarter, the system had been installed in two pilot operations representing approximately 6.1% of our overall revenue.  Implementation of the system in our remaining business operations will be phased in over the next three years.

Debt Financing.  We have a credit agreement with several financial institutions, which was amended and restated in July 2004 and further amended in December 2004 (Credit Agreement).  Under the Credit Agreement, we have a revolving credit facility (Facility) of up to $235.0 million.  As part of the Facility, we may request standby letters of credit up to the aggregate sum of $100.0 million. The Facility matures on July 21, 2009, or earlier at our discretion, upon payment in full of loans and other obligations.

As of January 2, 2005, borrowings under the Facility totaled $65.0 million, which were classified as a long-term liability assuming that we do not repay the Facility within the next 12 months.  In addition, standby letters of credit under the Facility totaled $12.7 million.  The available borrowing capacity under the Facility was $157.3 million as of January 2, 2005.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement (Note Purchase Agreement). The Series A Notes, totaling $92.0 million with an interest rate of 7.28%, are payable semi-annually and mature on May 30, 2011. The Series B Notes, totaling $18.0 million with an interest rate of 7.08%, are payable semi-annually and mature on May 30, 2008.

As of January 2, 2005, the outstanding principal balance on the Senior Notes was $106.4 million. Scheduled principal payments of $16.7 million are due on May 30, 2005 and, accordingly, are included in current portion of long-term obligations. The remaining $89.7 million was included in long-term obligations as of January 2, 2005.

Borrowings under the Credit Agreement and Note Purchase Agreement are secured by our accounts receivable and the stock of certain of our subsidiaries. The Credit Agreement and the Note Purchase Agreement also contain restrictions including but not limited to, minimum net worth, fixed charge coverage and maximum leverage requirements, and restrictions on other indebtedness, asset sales, mergers and acquisitions, creation of liens and dividends on capital stock (other than stock dividends).  We were not in compliance with the fixed charge coverage and the maximum leverage ratio financial covenants as of October 3, 2004; however, we met all covenant requirements as of January 2, 2005.

Capital Requirements.  We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

Acquisitions.  In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities. Historically, due to our reputation, size, geographic presence and range of services, we have been presented with numerous opportunities to acquire both privately-held companies and subsidiaries or divisions of publicly-held companies. Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations. Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income. These businesses also perform work that is consistent with our short-term and long-term strategic goals, provide critical mass with existing clients, and further expand our lines of service. These factors contribute to a purchase price that results in a recognition of goodwill.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin. However, current general economic conditions may impact our client base, and, as such, may impact our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods – each having different reporting implications. The effective date for FAS 123R is the interim period beginning July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation of the effect of adoption of FAS 123R.  However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant financial impact on our financial position, results of operations or cash flows.

Financial Market Risks

We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our Credit Agreement. We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.0% to 0.5%, or (b) a eurodollar rate plus a margin. Once our outstanding borrowings exceed 50% of the total commitment of $235.0 million, we are charged a utilization fee of 0.125% in addition to the base rate and eurodollar rates. In addition, we pay a facility fee on the total commitment.

For periods before and beyond fiscal 2005, our margin on eurodollar borrowings ranges from 0.4% to 1.0% to the extent our total borrowings are less than 50.0% of the total commitment. For periods before and beyond fiscal 2005, our facility fee ranges from 0.225% to 0.375%. For fiscal 2005, our margin on eurodollar borrowings ranges from 0.525% to 1.250% to the extent our total borrowings are less than 50.0% of the total commitment. In fiscal 2005, our facility fee ranges from 0.35% to 0.50%.

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

Our outstanding Senior Notes bear interest at a fixed rate. The Series A Notes bear interest at 7.28% and are payable at $13.1 million per year commencing fiscal 2005 through fiscal 2011. The Series B Notes bear interest at 7.08% and are payable at $3.6 million per year commencing fiscal 2004 through fiscal 2008. If interest rates increased by 1.0%, the fair value of the Senior Notes could decrease by $3.3 million. If interest rates decreased by 1.0%, the fair value of the Senior Notes could increase by $3.4 million.

We currently anticipate repaying $18.7 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $2.0 million is related to other debt. Assuming we do repay the remaining $2.0 million ratably during the next 12 months and borrowings under the Facility remain at $65.0 million for the next 12 months, our annual interest expense could increase or decrease by $0.7 million when our average interest rate increases or decreases by 1%.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

Our quarterly revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

•      Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•      The seasonality of the spending cycle of our public sector clients, notably the federal government, and the spending patterns of our commercial sector clients;

•      Budget constraints experienced by our federal, state and local government clients;

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

•      The size, scope and payment terms of contracts;

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2005, we derived approximately 59.0% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 42.6% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2005 as follows: 24.7% from the Department of Defense (DoD), 5.9% from the Environmental Protection Agency, 3.9% from the Department of Energy and 8.1% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

Our international operations expose us to risks such as foreign currency fluctuations, different business cultures, laws and regulations

During the first quarter of fiscal 2005, we derived approximately 2.2% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2005, we derived approximately 38.8% of our revenue, net of subcontractor costs, from commercial clients. Among these commercial clients is Nextel Operations, Inc. (Nextel), which carried a receivable balance of approximately 17.8% of our accounts receivables as of January 2, 2005. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with Federal Acquisition Regulations, the Truth in Negotiations Act, the Cost Accounting Standards and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of January 2, 2005 was approximately $1.0 billion. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

The consolidation of our client base could adversely impact our business

Recently, there has been consolidation within our current and potential commercial client base, particularly in the telecommunications industry. Future consolidation activity could have the effect of reducing the number of our current or potential clients, and lead to an increase in the bargaining power of our remaining clients. This potential increase in bargaining power could create greater competitive pressures and effectively limit the rates we charge for our services. As a result, our revenue and margins could be adversely affected.  We are currently unable to determine the potential impact of the proposed merger between Sprint and Nextel on our Nextel contract.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In the first quarter of fiscal 2005, subcontractor costs comprised 30.2% of our revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from three alternative transition methods – each having different reporting implications. The effective date for FAS 123R is the interim period beginning July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at the our adoption date. We have not completed its evaluation of the effect of adoption of FAS 123R.  However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on our financial position, results of operations or cash flows.

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

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were ineffective with respect to fiscal years 2001 through 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2004, we restated our financial statements for the fiscal years ended in 2001 through 2003.

Management continues to believe that a number of factors contributed to conditions that led to the need to restate prior years’ financial statements and, as a result, we concluded that a material weakness existed in our internal controls.  The principal factors contributing to this condition were the failure to properly apply generally accepted accounting principles in certain project and litigation related circumstances and insufficient coordination between accounting and operational personnel on project management and forecast disciplines.  Management has continued to make changes in our management and organization structure, and has continued to address some of the training issues related to project management and accounting and strengthen the accounting function and personnel in various operating units.  Until the balance of these changes is completed, the material weakness will continue to exist.  Management continues to believe that the changes necessary to fully remedy this weakness will be in place by the end of the second quarter of fiscal 2005.

Changes in internal control over financial reporting.  Other than as described above, there was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to be involved in the contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA). In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice our counter-claims relating to receivables due from ZCA and other costs. In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against us in this dispute. In February 2004, the Court quantified the previous award and ordered us to pay approximately $2.6 million in ZCA’s attorneys’ and consultants’ fees and expenses, together with post-judgment interest.

We have posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals. In its decision, the Court vacated the $4.1 million verdict against us.  In addition, the Court upheld the dismissal of our counter-claims. The Court has not yet ruled on the status of ZCA’s attorneys’ and consultants’ fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court.  On January 18, 2005, both we and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  Although our legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted. As a result, we continue to maintain the amounts recorded in our restated fiscal 2002 financial statements, consisting of $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses. Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted appropriately.

Item 6.            Exhibits

The following documents are filed as Exhibits to this Report:

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

Dated: February 11, 2005	TETRA TECH, INC.

	By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)