Form 10-Q
period 2005-04-03
TETRA TECH INC
filed 2005-05-13
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005
OR
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

(626) 351-4664
(Registrant's telephone number, including area code)

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

        As of May 6, 2005, 56,696,975 shares of the registrant's common stock were outstanding.

TETRA TECH, INC.

PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	April 3, 2005	October 3, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,873	$48,032
Accounts receivable—net	312,809	374,630
Prepaid expenses and other current assets	25,406	23,857
Income taxes receivable	18,657	6,148
Deferred income taxes	8,719	—

Total current assets	444,464	452,667

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	83,783	87,159
Leasehold improvements	9,674	9,694

Total	93,457	96,853
Accumulated depreciation and amortization	(56,329)	(55,572)

PROPERTY AND EQUIPMENT—NET	37,128	41,281

INCOME TAXES RECEIVABLE	33,800	33,800
DEFERRED INCOME TAXES	4,801	—
GOODWILL	155,650	254,553
INTANGIBLE AND OTHER ASSETS—NET	22,407	26,206

TOTAL ASSETS	$698,250	$808,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,552	$111,038
Accrued compensation	51,117	55,493
Billings in excess of costs on uncompleted contracts	27,783	28,941
Provision for losses on contracts	13,784	4,792
Deferred income taxes	—	4,421
Current portion of long-term obligations	18,487	59,024
Other current liabilities	53,560	44,129

Total current liabilities	252,283	307,838

DEFERRED INCOME TAXES	—	11,027
LONG-TERM OBLIGATIONS	161,646	92,142
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock—authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of April 3, 2005 and October 3, 2004	—	—
Exchangeable stock of a subsidiary	—	1,426
Common stock—authorized, 85,000 shares of $0.01 par value; issued and outstanding, 56,697 and 56,305 shares as of April 3, 2005 and October 3, 2004, respectively	567	563
Additional paid-in capital	247,433	243,490
Accumulated other comprehensive income	605	375
Retained earnings	35,716	151,646

TOTAL STOCKHOLDERS' EQUITY	284,321	397,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$698,250	$808,507

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Operations
(unaudited—in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Revenue	$292,813	$331,395	$641,155	$668,497
Subcontractor costs	83,004	88,577	188,249	183,974

Revenue, net of subcontractor costs	209,809	242,818	452,906	484,523
Other contract costs	226,491	194,701	428,544	388,547

Gross profit (loss)	(16,682)	48,117	24,362	95,976
Selling, general and administrative expenses	39,991	24,152	65,207	48,070
Impairment of goodwill and other intangible assets	105,612	—	105,612	—

Income (loss) from operations	(162,285)	23,965	(146,457)	47,906
Interest expense—net	2,827	2,249	5,305	4,621

Income (loss) before income tax expense	(165,112)	21,716	(151,762)	43,285
Income tax expense (benefit)	(41,279)	8,687	(35,832)	17,314

Net income (loss)	$(123,833)	$13,029	$(115,930)	$25,971

Earnings (loss) per share:
Basic	$(2.19)	$0.23	$(2.05)	$0.47

Diluted	$(2.19)	$0.23	$(2.05)	$0.45

Weighted average common shares outstanding:
Basic	56,643	55,885	56,556	55,695

Diluted	56,643	57,465	56,556	57,430

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited—in thousands)

	Six Months Ended
	April 3, 2005	March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115,930)	$25,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,623	8,823
Deferred income taxes	(28,969)	113
Provision for losses on contracts and related receivables	26,447	2,335
Impairment of goodwill and other intangible assets	105,612	—
Impairment of other long-lived assets	2,000	—
Lease exit costs	5,568	—
Loss on disposal of property and equipment	1,305	704
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	43,482	(26,629)
Prepaid expenses and other assets	(416)	782
Accounts payable	(23,486)	(10,257)
Accrued compensation	(4,376)	(4,020)
Billings in excess of costs on uncompleted contracts	(1,158)	1,637
Other current liabilities	4,003	(1,508)
Income taxes receivable/payable	(12,502)	(8,151)

Net cash provided by (used in) operating activities	10,203	(10,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,472)	(7,212)
Payments for business acquisitions	(5,849)	(31,371)
Proceeds on sale of property and equipment	618	901

Net cash used in investing activities	(10,703)	(37,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(21,033)	(43,100)
Proceeds from borrowings under long-term obligations	50,000	87,324
Net proceeds from issuance of common stock	2,243	5,063

Net cash provided by financing activities	31,210	49,287

EFFECT OF EXCHANGE RATE CHANGES ON CASH	131	87

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,841	1,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,032	33,164

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,873	$34,656

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,510	$4,818
Income taxes, net of refunds received	$5,585	$24,992

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.     Basis of Presentation

        The accompanying condensed consolidated balance sheet as of April 3, 2005, the condensed consolidated statements of operations for the three and six months ended April 3, 2005 and March 28, 2004, and the condensed consolidated statements of cash flows for the six months ended April 3, 2005 and March 28, 2004 of Tetra Tech, Inc. (the "Company") are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.

        The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The results of operations for the three months and six months ended April 3, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 2005.

2.     Goodwill and Acquired Intangibles

        The changes in the carrying value of goodwill by reporting segment for the six months ended April 3, 2005 were as follows:

	October 3, 2004	Post-Acquisition Adjustments	Impairment	April 3, 2005
	(in thousands)
Resource management	$86,011	$—	$—	$86,011
Infrastructure	168,542	6,097	(105,000)	69,639
Communications	—	—	—	—

Total	$254,553	$6,097	$(105,000)	$155,650

        The post-acquisition adjustment of $6.1 million related to purchase allocation adjustments made during the first year after the acquisition of Advanced Management Technology, Inc. (AMT). See Note 7 for additional information.

        Several events occurred during the quarter ended April 3, 2005 that led management to conclude that the goodwill in the Company's infrastructure reporting unit was likely impaired. These events included significantly lower than expected operating results, a substantial loss in the infrastructure segment and a downward adjustment in forecasted future operating income and cash flows. As required by Statement of Financial Accounting Standards (SFAS) No. 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment. During step one, the Company determined that the goodwill recorded in its infrastructure reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit's net assets. The fair value of the reporting unit was estimated using the discounted cash flow method, guideline company method, and similar transactions method weighted at 70%, 15%, and 15%, respectively. In order to quantify the impairment, the Company performed step two by allocating the fair value of the infrastructure reporting unit to the reporting units' individual assets and liabilities utilizing the purchase price allocation guidance of SFAS No. 141. The resulting implied value of the infrastructure reporting unit's goodwill was approximately $105.0 million less than the current carrying value of the goodwill. This difference was recorded as a non-cash impairment charge to reduce the goodwill in the infrastructure reporting unit to approximately $69.6 million as of April 3, 2005.

        Due to the significant operating loss in the quarter ended April 3, 2005 combined with a projection of lower future earnings in the Company's infrastructure segment, identifiable intangible assets were written off in the net amount of $0.6 million as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of April 3, 2005, after the adjustment, and October 3, 2004, included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	April 3, 2005		October 3, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)
Backlog	$8,900	$(2,596)	$11,380	$(3,328)
Non-compete agreements	—	—	451	(438)

Total	$8,900	$(2,596)	$11,831	$(3,766)

        No identifiable intangible assets were acquired during the six months ended April 3, 2005. Amortization expense for acquired identifiable intangible assets with finite useful lives was $1.1 million for the six months ended April 3, 2005 and March 28, 2004. Estimated amortization expense for the remainder of fiscal 2005 and for the succeeding five years is as follows:

(in thousands)
2005	$636
2006	1,271
2007	1,271
2008	1,271
2009	1,271
Thereafter	584

3.     Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from two alternative transition methods—each having different reporting implications. For the Company, the effective date for FAS 123R is the annual period beginning after July 15, 2005 (i.e., the first quarter of fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at the Company's adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R. However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company's financial position, results of operations or cash flows.

4.     Stock-Based Compensation

        The Company's employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The following pro forma information regarding net income has been calculated as if the

Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(in thousands, except per share data)
Net income (loss), as reported	$(123,833)	$13,029	$(115,930)	$25,971
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,502)	(1,857)	(2,750)	(2,873)

Pro forma net income (loss)	$(125,335)	$11,172	$(118,680)	$23,098

Earnings (loss) per share:
Basic—as reported	$(2.19)	$0.23	$(2.05)	$0.47
Basic—pro forma	$(2.21)	$0.20	$(2.10)	$0.41
Diluted—as reported	$(2.19)	$0.23	$(2.05)	$0.45
Diluted—pro forma	$(2.21)	$0.19	$(2.10)	$0.40

5.     Earnings (Loss) Per Share

        Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of its subsidiary, Tetra Tech Canada Ltd., outstanding for the period. The exchangeable shares were non-voting and were exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company's common stock. As of April 3, 2005, all of the remaining 132,812 exchangeable shares (as adjusted for stock splits) were exchanged for shares of the Company's common stock. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method. However, due to a net loss for the three months and six months ended April 3, 2005, the potential common shares are excluded since their inclusion would be anti-dilutive. The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(123,833)	$13,029	$(115,930)	$25,971

Denominator for basic earnings (loss) per share:
Weighted average shares	56,643	54,774	56,490	54,522
Exchangeable stock of subsidiary	—	1,111	66	1,173

Denominator for basic earnings (loss) per share	56,643	55,885	56,556	55,695

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings (loss) per share	56,643	55,885	56,556	55,695
Potential common shares:
Stock options	—	1,580	—	1,735

Denominator for diluted earnings (loss) per share	56,643	57,465	56,556	57,430

Earnings (loss) per share:
Basic	$(2.19)	$0.23	$(2.05)	$0.47
Diluted	$(2.19)	$0.23	$(2.05)	$0.45

        For the three and six months ended April 3, 2005, 5.4 million options were excluded from the calculation of diluted potential common shares because the inclusion would be considered anti-dilutive. For the three and six months ended March 28, 2004, 0.9 million and 0.6 million options were excluded from the calculation of diluted potential common shares, respectively. For the 2004 periods, options were excluded because their exercise prices exceeded the average market price for that period.

6.     Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $78.9 million and $48.0 million as of April 3, 2005 and October 3, 2004, respectively.

7.     Mergers and Acquisitions

        On March 5, 2004, the Company acquired 100% of the capital stock of Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies. The purchase was valued at approximately $36.8 million, consisted of cash and is subject to a purchase price adjustment based upon certain contingent earn-out rights. These rights would allow the former shareholders to receive an aggregate maximum of $5.0 million upon AMT's achievement of certain operating profit objectives over a two-year period from the acquisition date. In December 2004, the Company and the former shareholders of AMT agreed to make an Internal Revenue Code Section 338(h)(10) election under which the stock purchase was treated as an asset purchase for tax purposes. The Company paid $6.0 million of additional purchase price to the former shareholders to offset their increased tax liability caused by this election. This payment, along with additional purchase accounting adjustments of $0.1 million, increased goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)
Current assets	$2,046
Property and equipment	175
Goodwill	46,865
Intangible and other	891
Current liabilities	(13,193)

Net assets acquired	$36,784

        The acquisition was accounted for as a purchase and, accordingly, the purchase price of the business acquired was allocated to the assets and liabilities acquired based upon their fair values. The excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill and is included in the accompanying condensed consolidated balance sheets. The results of AMT's operations have been included in the Company's financial statements from the date of acquisition.

        The Company may acquire other businesses that it believes are synergistic and will ultimately increase the Company's revenue and net income. These businesses may also perform work that is consistent with the Company's short-term and long-term strategic goals, provide critical mass with existing clients, and further expand the Company's lines of service. These factors may contribute to a purchase price that results in a recognition of goodwill.

        The table below presents summarized unaudited pro forma operating results reported for the period ended March 28, 2004 assuming that the Company had acquired AMT at the beginning of the period:

Six Months Ended
(in thousands, except per share data)	March 28, 2004 (Pro Forma)
Revenue	$706,815
Revenue, net of subcontractor costs	508,619
Income (loss) from operations	49,329
Net income (loss)	26,610
Earnings (loss) per share:
Basic	$0.48
Diluted	$0.46
Weighted average shares outstanding:
Basic	55,695
Diluted	57,430

8.     Accounts Receivable—Net

        Net accounts receivable consisted of the following as of April 3, 2005 and October 3, 2004:

	April 3, 2005	October 3, 2004
	(in thousands)
Billed	$198,399	$215,937
Unbilled	146,135	176,204
Contract retentions	8,227	6,516

Total accounts receivable—gross	352,761	398,657
Allowance for doubtful accounts	(39,952)	(24,027)

Total accounts receivable—net	$312,809	$374,630

Billings in excess of costs on uncompleted contracts	$27,783	$28,941

        Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date. Substantially all unbilled receivables as of April 3, 2005 are expected to be billed and collected within twelve months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances. The increase in the allowance for doubtful accounts since October 3, 2004 was due to changes in a variety of circumstances relating to specific contract receivables and claims that are expected to result in lower future recoverability.

        The billed receivables related to federal government contracts were $57.2 million and $59.6 million as of April 3, 2005 and October 3, 2004, respectively. The federal government unbilled receivables, net of progress payments, were $35.1 million and $24.6 million as of April 3, 2005 and October 3, 2004, respectively.

        No single client accounted for more than 10% of the Company's accounts receivable as of April 3, 2005. Nextel Operations, Inc. (Nextel) accounted for approximately 18.0% of the Company's accounts receivable as of October 3, 2004. A substantial portion of this amount represented unbilled receivables. The Company collected approximately $26.0 million from Nextel in the quarter ended April 3, 2005. As noted below, the Company has decided to exit the wireless business and negotiated a reduction in the Nextel project scope and contract. As part of these negotiations, certain concessions were made that resulted in a reduction of approximately $23.5 million to both revenue and unbilled accounts receivable.

9.     Income Taxes

        The Company's effective tax rate and deferred tax accounts have been significantly impacted by the goodwill impairment recognized in the quarter ended April 3, 2005 (see Note 2). The Company's effective tax rate decreased substantially because a majority of the goodwill impairment is not deductible for tax purposes. Because this large impairment charge is non-deductible, the tax benefit recorded during the current period is unusually low. The impairment charge does not impact the effective tax rate for the remainder of fiscal 2005 and thus the Company expects the tax provisions for the remaining quarters of fiscal 2005 to approximate more normal tax rates. The deductible portion of the goodwill impairment will reduce taxable income in future periods as the goodwill is amortized for tax purposes over the statutory period of 15 years. The future estimated deductible portion of the goodwill impairment is reflected as a deferred tax asset.

        Total income tax expense (benefit) was different from the amount computed by applying the federal statutory rate as follows:

	Three Months Ended				Six Months Ended
	April 3, 2005		March 28, 2004		April 3, 2005		March 28, 2004
	$	%	$	%	$	%	$	%
	($ in thousands)
Tax at federal statutory rate	$(57,789)	(35.0)%	$7,602	35.0%	$(53,117)	(35.0)%	$15,149	35.0%
Goodwill (non-deductible portion)	20,213	12.2	—	—	20,213	13.3	—	—
State taxes, net of federal benefit	(4,180)	(2.5)	1,042	4.8	(3,405)	(2.2)	2,078	4.8
Other	477	0.3	43	0.2	477	0.3	87	0.2

Total income tax (benefit) expense	$(41,279)	(25.0)%	$8,687	40.0%	$(35,832)	(23.6)%	$17,314	40.0%

        Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying consolidated balance sheets are as follows:

	Period Ended
	April 3, 2005	October 3, 2004
	(in thousands)
Deferred Tax Asset:
State taxes	$418	$418
Reserves and contingent liability	10,770	6,932
Allowance for doubtful accounts	10,897	6,603
Accrued liabilities	8,191	6,805
Intangibles	11,640	—

Total deferred tax asset	$41,916	$20,758

Deferred Tax Liability:
Unearned revenue	$(21,493)	$(23,407)
Prepaid expense	(870)	(1,252)
Cash to accrual	(313)	(520)
Depreciation	(5,720)	(5,308)
Intangibles	—	(5,719)

Total deferred tax liability	$(28,396)	$(36,206)

Net deferred tax asset (liability)	$13,520	$(15,448)

        As of April 3, 2005, the net deferred tax asset was $13.5 million. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, and estimates of projected future taxable income. Although realization is not assured, based on the Company's assessment, the Company has concluded that it is more likely than not that the asset will be realized and, as such, no valuation allowance has been provided.

10.   Long-Term Obligations

        The Company has a credit agreement with several financial institutions, which was amended and restated in July 2004 and further amended in December 2004 and May 2005 (Credit Agreement). The May 2005 amendment decreased the commitment under the revolving credit facility (Facility) from $235.0 million to $150.0 million. However, the maximum availabilty under the Facility is limited to $125.0 million until approval is obtained from the lenders. As part of the Facility, the Company may request standby letters of credit up to the aggregate sum of $100.0 million. The Facility matures on July 21, 2009, or earlier upon payment in full of loans and other obligations.

        As of April 3, 2005, borrowings under the Facility totaled $70.0 million and were classified as a long-term liability since the Company does not intend to repay the Facility until its maturity in fiscal 2009. In addition, standby letters of credit under the Facility totaled $11.6 million as of April 3, 2005.

        In May 2001, the Company issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004 and May 2005 (Note Purchase Agreement). The Series A Notes, totaling $92.0 million, are payable semi-annually and mature on May 30, 2011. The Series B Notes, totaling $18.0 million, are payable semi-annually and mature on May 30, 2008. The May 2005 amendment increased the interest rates on the Series A Notes from 7.28% to 8.28% and on the Series B Notes from 7.08% to 8.08%. However, these interest rates will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if the Company meets certain covenant compliance criteria for three consecutive fiscal quarters.

        As of April 3, 2005, the outstanding principal balance on the Senior Notes was $106.4 million. Scheduled principal payments of $16.7 million are due on May 30, 2005 and, accordingly, are included in current portion of long-term obligations. The remaining $89.7 million was included in long-term obligations as of April 3, 2005.

        Due to the loss from operations in the quarter ended April 3, 2005, the Company was not in compliance with (i) the maximum adjusted leverage ratio and (ii) the minimum adjusted earnings before interest expense, income taxes, depreciation and amortization (EBITDA) covenants in both its Credit and Note Purchase Agreements. Further, the Company was not in compliance with the minimum net worth covenant in the Credit Agreement. The Company obtained waivers of the financial covenant requirements from the lenders and noteholders.

        In addition to the changes described above, the May 2005 amendments to the Credit and Note Purchase Agreements revised certain financial covenants. In particular, the amendments (i) eliminated the measurement of the fixed charge coverage ratio prior to the computation period ending on April 2, 2006, and decreased the ratio for the computation period ending on April 2, 2006, with step-ups for any computation period ending on or after July 2, 2006 through June 29, 2008, for the computation period ending September 28, 2008, and for any computation period ending on or after December 28, 2008; (ii) decreased the maximum leverage ratio as of the last day of any computation period ending before April 2, 2006, with step-downs as of the last day of the computation period ending on April 2, 2006 and as of the last day of any computation period ending on or after July 2, 2006; and adjusted the method of calculating adjusted EBITDA for purposes of the ratio for the computation periods ending on July 3, 2005, October 2, 2005 and January 1, 2006; (iii) lowered the required minimum level of adjusted EBITDA for the fiscal quarter ending on July 3, 2005, with step-ups for the period of the two consecutive fiscal quarters ending on October 2, 2005, for the period of the three consecutive fiscal quarters ending on January 1, 2006, for the computation period ending on April 2, 2006, and for any computation period ending thereafter; and (iv) adjusted the minimum net worth requirements. The Company expects to remain in compliance over the next 12 months. In addition to the revised financial covenants, the amendments to the Credit and Note Purchase Agreements increased the restrictions on the Company's ability to incur other debt, repurchase stock, engage in acquisitions and dispose of assets.

11.   Lease Exit Costs

        In connection with the continuing consolidation of certain operations in the civil infrastructure and wired communications businesses, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $1.2 million related to the abandonment of certain leased facilities in fiscal 2004. The Company also recorded a charge of $5.6 million in the quarter ended April 3, 2005. These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income. There were no other charges required to be accrued by SFAS No. 146. As the Company continues to consolidate certain operations, it is anticipated that similar, though less extensive, charges will be recognized in the second half of fiscal 2005. The following is a summary of lease accrual activity:

	October 3, 2004	Charge	Payment	April 3, 2005
	(in thousands)
Resource management	$—	$300	$—	$300
Infrastructure	1,200	3,400	(250)	4,350
Communications	—	1,900	—	1,900

Total	$1,200	$5,600	$(250)	$6,550

12.   Reportable Segments

        The Company manages its business in three reportable segments: resource management, infrastructure and communications. The Company's management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations. The infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. The communications reportable segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies, wireless service providers and cable operators.

        The Company accounts for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. The Company's management evaluates the performance of these reportable segments based upon their respective income (loss) from operations before the effect of any acquisition-related amortization. All inter-company balances and transactions are eliminated in consolidation.

        The following tables set forth summarized financial information concerning the Company's reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended April 3, 2005:
Revenue	$217,518	$90,887	$(1,331)	$307,074
Revenue, net of subcontractor costs	145,384	72,905	(8,480)	209,809
Gross profit (loss)	18,866	4,499	(40,047)	(16,682)
Segment income (loss) from operations	2,009	(113,312)	(47,405)	(158,708)
Depreciation expense	1,580	937	853	3,370
Three months ended March 28, 2004:
Revenue	$206,638	$93,123	$43,292	$343,053
Revenue, net of subcontractor costs	143,644	75,395	23,779	242,818
Gross profit	31,201	15,592	1,324	48,117
Segment income (loss) from operations	17,964	7,299	(613)	24,650
Depreciation expense	1,759	1,042	2,577	5,378
Six months ended April 3, 2005:
Revenue	$434,580	$184,543	$44,991	$664,114
Revenue, net of subcontractor costs	289,674	148,326	14,906	452,906
Gross profit (loss)	45,687	16,468	(37,793)	24,362
Segment income (loss) from operations	16,509	(109,210)	(48,915)	(141,616)
Depreciation expense	3,225	1,721	1,683	6,629
Six months ended March 28, 2004:
Revenue	$420,934	$181,148	$84,962	$687,044
Revenue, net of subcontractor costs	288,171	148,373	47,979	484,523
Gross profit	58,369	31,249	6,358	95,976
Segment income from operations	32,833	15,416	1,333	49,582
Depreciation expense	3,404	1,826	3,407	8,637

        The results for the communications segment for the three and six months ended April 3, 2005 were adversely affected by the Company's decision to exit the wireless communications business. During the second quarter of fiscal 2005, the Company returned approximately one-half of the remaining work covered by its contract with Nextel, which significantly reduced the total expected revenue under this contract. In addition, the Company increased its total estimated costs on the remaining Nextel work due to recent cost increases that are expected to continue for the remainder of the contract. The Company recalculated the percentage stage of completion for this contract and recorded a $23.5 million reduction of revenue and a $11.0 million charge to contract costs as a provision for future losses on the remainder of the contract. Due to this large reduction of revenue, which more than offset the revenue generated by the other communications operations, the communications segement results reflect negative revenue and negative revenue, net of subcontract costs, for the three month period ended April 3, 2005.

Reconciliations:

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(in thousands)
Revenue
Revenue from reportable segments	$307,074	$343,053	$664,114	$687,044
Elimination of inter-segment revenue	(14,261)	(11,658)	(22,959)	(18,547)

Total consolidated revenue	$292,813	$331,395	$641,155	$668,497

Revenue, net of subcontractor costs
Revenue, net of subcontractor costs from reportable segments	$209,809	$242,818	$452,906	$484,523

Total consolidated revenue, net of subcontractor costs	$209,809	$242,818	$452,906	$484,523

Gross profit (loss)
Gross profit (loss) from reportable segments	$(16,682)	$48,117	$24,362	$95,976

Total consolidated gross profit (loss)	$(16,682)	$48,117	$24,362	$95,976

Income (loss) from operations
Segment income (loss) from operations	$(158,708)	$24,650	$(141,616)	$49,582
Amortization of intangibles	(562)	(561)	(1,149)	(1,087)
Other corporate expense	(3,015)	(124)	(3,692)	(589)

Total consolidated income (loss) from operations	$(162,285)	$23,965	$(146,457)	$47,906

13.   Major Clients

        For the three months ended April 3, 2005 and March 28, 2004, the Company generated approximately 14.5% and 15.0% of its revenue from the U.S. Army Corps of Engineers, respectively. For the six months ended April 3, 2005 and March 28, 2004, the Company generated approximately 12.8% and 14.6% of its revenue from the U.S. Army Corps of Engineers, respectively. All three segments reported revenue from federal government, state and local government and commercial clients.

        The following table presents revenue by client sector:

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
	(in thousands)
Client Sector
Federal government	$156,984	$150,395	$310,371	$297,494
State and local government	46,013	50,736	103,145	106,609
Commercial	84,024	122,386	213,092	251,316
International	5,792	7,878	14,547	13,078

Total	$292,813	$331,395	$641,155	$668,497

14.   Comprehensive Income

        The Company includes two components in its comprehensive income: net income (loss) during a period and other comprehensive income. Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company's reporting currency. For the three and six months ended April 3, 2005, comprehensive loss was $124.1 million and $115.7 million, respectively. For the three and six months ended March 28, 2004, comprehensive income was $12.9 million and $26.2 million, respectively. The Company realized net translation loss of $0.3 million and $0.1 million for the three months ended April 3, 2005 and March 28, 2004, respectively. The Company realized net translation gains of $0.2 million for the six months ended April 3, 2005 and March 28, 2004.

15.   Litigation

        The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. From time to time the Company establishes reserves for litigation that is considered probable of a loss. In the second quarter of fiscal 2005, the Company recorded $2.7 million in legal expenses and related litigation accruals relating to various on-going litigation matters. Management's opinion is that the resolution of these claims will not have a further material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company continues to be involved in the contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA). In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice the Company's counter-claims relating to receivables due from ZCA and other costs. In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against the Company in this dispute. In February 2004, the Court quantified the previous award and ordered the Company to pay approximately $2.6 million in ZCA's attorneys' and consultants' fees and expenses, together with post-judgment interest.

        The Company has posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of the Company's appeals. In its decision, the Court vacated the $4.1 million verdict against the Company. In addition, the Court upheld the dismissal of the Company's counter-claims. The Court has not yet ruled on the status of ZCA's attorneys' and consultants' fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court. On January 18, 2005, both the Company and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals. Although the Company's legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted. As a result, the Company continues to maintain the amounts recorded in its restated fiscal 2002 financial statements, consisting of $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA's attorneys' and consultants' fees and expenses. Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted appropriately.

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under the heading "Risk Factors," and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

        Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth. Although we expect to focus on internal growth during the remainder of fiscal 2005, we also expect to continue to pursue complementary acquisitions to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. Acquisitions of a certain size would require the approval of our lenders and noteholders. In March 2004, we acquired Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies. As of April 3, 2005, we had approximately 7,400 full-time equivalent employees worldwide, located primarily in North America in approximately 300 locations.

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

        We provide services to a diverse base of federal, state and local government agencies, commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Six Months Ended
Client Sector	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Federal government	52.2%	42.0%	47.1%	41.5%
State and local government	15.2	16.2	15.8	16.7
Commercial	31.0	39.0	35.2	39.6
International	1.6	2.8	1.9	2.2

	100.0%	100.0%	100.0%	100.0%

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

        The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended			Six Months Ended
Reportable Segment	April 3, 2005		March 28, 2004	April 3, 2005	March 28, 2004
Resource management	69.3%		59.2%	64.0%	59.5%
Infrastructure	34.7		31.0	32.7	30.6
Communications	(4.0	)(1)	9.8	3.3	9.9

	100.0%		100.0%	100.0%	100.0%

(1)Refer to "Revenue" discussion below under "Results of Operations."

        Our services are billed under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Six Months Ended
Contract Type	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Fixed-price	25.0%	35.0%	31.1%	34.6%
Time-and-materials	55.6	40.6	50.1	41.6
Cost-plus	19.4	24.4	18.8	23.8

	100.0%	100.0%	100.0%	100.0%

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

        For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from newly acquired companies during the first 12 months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue. During the first half of fiscal 2005, all acquisitive revenue was generated by AMT, which is part of our infrastructure segment.

        Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, as well as our corporate headquarters' costs related to the executive offices, and corporate finance, accounting, administration and information technology. These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

        We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, due primarily to the Thanksgiving, Christmas and, in certain years, New Year's holidays that fall within the first quarter. Many of our clients' employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours.

TREND ANALYSIS

        General.    Our operating results for the second quarter of fiscal 2005 reflect a number of significant charges taken in each of our reportable segments. These charges, as detailed below, relate in part, to our consolidation and strategic realignment efforts, particularly in the areas of civil infrastructure and communications. In addition, these charges reflect poor contract performance in a number of our businesses, a decision to reduce the scope of performance under our major wireless contract, an impairment of goodwill and certain unanticipated SG&A costs such as litigation and bad debt expenses.

        We continued to experience lower project margins, as well as decreased revenue, in our civil infrastructure and communications business areas without a corresponding decrease in cost. In fiscal 2004, management initiated efforts to improve future profitability, and certain charges recorded in the second quarter are a result of those efforts. In the second half of fiscal 2005, management will continue its efforts to consolidate the civil infrastructure and communications businesses, improve cash management and focus on business growth, particularly in the water and the systems support and security markets.

        Although results vary by reportable segment, we believe that our overall federal government business, which provides more than 50% of our total revenue, remains stable. Growth in the federal government business resulted from our March 2004 acquisition of AMT. This increase was offset by an overall decrease in our state and local government business, and by a significant overall reduction in our commercial business, particularly in the area of wireless communications.

        Resource Management.    In the second quarter of fiscal 2005, our resource management segment generated approximately 55.0%, 7.3% and 30.7% of its revenue, net of subcontractor costs, from federal government, state and local government, and commercial clients, respectively. This segment experienced a 1.2% growth in revenue compared to the same quarter last year. The less-than-expected growth reflects the slowdown in spending by federal government clients in this segment's markets. Our federal government clients accounted for $80.0 million and $83.0 million of this segment's revenue, net of subcontractor costs, for the second quarters of fiscal 2005 and 2004, respectively. The decrease was due primarily to reduced workload with the Department of Defense (DoD), which we believe was caused in part by the cost of war. However, we believe that the federal government workload will remain stable during the remainder of fiscal 2005, particularly in the areas of water resources, environmental services and homeland security. We also expect an increase in our work with the U.S. Agency for International Development later in fiscal 2005. The decrease in the federal government sector revenue was partially offset by increased spending by our state and local government clients in this segment. This sector is beginning to recover from budget constraints and economic conditions that persisted during fiscal 2004. Our commercial sector revenue improved consecutively over the last two quarters. In the second quarter of fiscal 2005, revenue, net of subcontractor costs, from commercial clients increased to $44.6 million from $40.6 million in the same period last year.

        Infrastructure.    In the second quarter of fiscal 2005, our infrastructure segment generated approximately 31.9%, 27.0% and 39.9% of its revenue, net of subcontractor costs, from federal government, state and local government, and commercial clients, respectively. We experienced a 16.1% decline in organic revenue, net of subcontractor costs, in this segment compared to the same period last year due to the continued downsizing of our civil infrastructure business. The declining revenue continued to have an adverse impact on our civil infrastructure operating margins, and was a primary cause of our goodwill impairment charge in the second quarter. We will continue to reduce costs in overstaffed markets by closing or consolidating offices, reducing headcount and streamlining management. We believe that our renewed emphasis on contract bid reviews, project management and cost control will also help us improve our margins. However, we do not expect margin recovery in the civil infrastructure area until the end of fiscal 2005. The decline in our civil infrastructure business was partially offset by the increase in our federal systems support and security work that resulted from our AMT acquisition.

        Communications.    In the second quarter of fiscal 2005, we made a strategic decision to exit the wireless communications business. In connection with this decision, we returned approximately one-half of our remaining work covered by our contract with our major wireless client, Nextel Operations, Inc. (Nextel). We also continued the wind-down of certain construction work in our wired communications business. We will continue to emphasize project management and cost control as we complete the remaining wireless work, and focus on growing selected areas of our wired communications business. In the wired business, our ongoing work under our Utah Telecommunications Open Infrastructure Agency (UTOPIA) contract has improved our penetration in the growing fiber-to-the-premise (FTTP) market.

RESULTS OF OPERATIONS

        The financial results for the three and six month periods ended April 3, 2005 were significantly impacted by unusual charges and poor operating performance. These charges included amounts relating to restructuring certain operations based upon future expectations of our business. In general, resource management operated fairly well and the problems were concentrated in civil infrastructure and communications. In total, we reported losses from operations of $162.3 million and $146.5 million for the three and six months ended April 3, 2005, respectively.

        Due to significantly lower than expected operating results, a substantial loss in the infrastructure segment and a downward adjustment in forecasted future operating income and cash flows, we conducted an assessment of the infrastructure segment for goodwill impairment and recorded a non-cash impairment charge of approximately $105.0 million.

        We recorded substantial charges in connection with our decision to exit the wireless communications business. During the second quarter of fiscal 2005, we returned approximately one-half of the remaining work covered by our contract with Nextel, which significantly reduced the total expected revenue under this contract. In addition, we increased the total estimated costs on the remaining Nextel work due to recent cost increases that are expected to continue for the remainder of the contract. We recalculated the percentage stage of completion for the contract and recorded a $23.5 million reduction of revenue and a $11.0 million charge to contract costs as a provision for future losses on the remainder of the contract. We believe that we have reserved appropriately for the completion of the contract at breakeven, but we expect to incur additional non-contract costs of approximately $4.0 million as we complete the exit from this contract over the next 18 months.

        We also analyzed our recent operating results and future business opportunities in the civil infrastructure and wired communications businesses, which resulted in the continuing consolidation of certain operations within these two businesses. We experienced negative operating results in one unit within our resource management segment. Based on this analysis and our continuing review of the operations, we identified and recorded contract losses, bad debt expenses, litigation claim accruals, lease exit costs and long-lived asset impairment charges in the second quarter. As we continue to implement our consolidation plan, we expect to take similar, but smaller charges to earnings in the second half of fiscal 2005.

Revenue

        The following table presents revenue by reportable segment:

	Three Months Ended				Six Months Ended
	April 3, 2005	March 28, 2004	Change		April 3, 2005	March 28, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$217,518	$206,638	$10,880	5.3%	$434,580	$420,934	$13,646	3.2%
Infrastructure	90,887	93,123	(2,236)	(2.4)	184,543	181,148	3,395	1.9
Communications	(1,331)	43,292	(44,623)	(103.1)	44,991	84,962	(39,971)	(47.0)

Segment total	307,074	343,053	(35,979)	(10.5)	664,114	687,044	(23,930)	(3.3)
Elimination of inter-segment revenue(1)	(14,261)	(11,658)	(2,603)	(22.3)	(22,959)	(18,547)	(4,412)	(23.8)

Total revenue	$292,813	$331,395	$(38,582)	(11.6)%	$641,155	$668,497	$(27,342)	(4.1)%

(1)The inter-segment revenue is eliminated against our inter-segment subcontractor costs.

        Our revenue for the three and six months ended April 3, 2005 decreased $38.6 million, or 11.6%, and $27.3 million, or 4.1%, compared to the three and six months ended March 28, 2004, respectively. The principal reasons for this decrease are described by reportable segment as follows:

        Resource Management.    For the three and six months ended April 3, 2005, revenue increased $10.9 million, or 5.3%, and $13.6 million, or 3.2%, compared to the three and six months ended March 28, 2004, respectively. The increase resulted from growth in our water resources programs with our Fortune 500 commercial clients. In addition, we experienced increased spending by our state and local government clients in the first half of fiscal 2005. The increase was offset in part by a decline in our federal work, particularly from the DoD.

        Infrastructure.    For the three and six months ended April 3, 2005, revenue decreased $2.2 million, or 2.4%, and increased $3.4 million, or 1.9%, compared to the three and six months ended March 28, 2004, respectively. For the three and six months ended April 3, 2005, our civil infrastructure business experienced revenue declines of $15.2 million and $25.5 million, respectively, compared to the same periods last year. These declines resulted primarily from closing and consolidating non-performing civil infrastructure operations. As of April 3, 2005, we closed nine offices and reduced headcount by approximately 360 full-time equivalent employees. The headcount reduction included key employee turnover, which adversely impacted our revenue. In addition, the decline resulted from increased local competition on bids for state and local government projects and less authorized work under our indefinite quantity contracts. The decline was offset in large part by the acquisitive revenue generated by AMT from federal government clients.

        Communications.    For the three and six months ended April 3, 2005, revenue decreased $44.6 million, or 103.1%, and $40.0 million, or 47.0%, compared to the three and six months ended March 28, 2004, respectively. Approximately $23.5 million of the decrease was due to the previously described reduction under the Nextel contract. Further, during the first half of fiscal 2005, our revenue decreased because we consolidated and closed five offices that performed civil construction work in the wired communications area and reduced headcount by approximately 260 full-time equivalent employees.

Subcontractor Costs

        Our subcontractor costs for the three and six months ended April 3, 2005 decreased $5.6 million, or 6.3% and increased $4.3 million, or 2.3%, compared to the three and six months ended March 28, 2004, respectively. Our subcontractor costs are generally passed through to our clients and can vary significantly from project to project and during different phases of the projects. Typically, our program management activities on federal government contracts result in higher levels of subcontracting activities that are partially driven by government mandated small business set-aside requirements. In addition, we typically utilize significant subcontractor activities to complete the fieldwork in our wireless business. In the second quarter of fiscal 2005, we experienced a reduction of our subcontractor costs due to the return of wireless work to Nextel and a decline in our federal government projects that required subcontracting work.

Revenue, Net of Subcontractor Costs

        The following table presents revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended				Six Months Ended
	April 3, 2005	March 28, 2004	Change		April 3, 2005	March 28, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$145,384	$143,644	$1,740	1.2%	$289,674	$288,171	$1,503	0.5%
Infrastructure	72,905	75,395	(2,490)	(3.3)	148,326	148,373	(47)	—
Communications	(8,480)	23,779	(32,259)	(135.7)	14,906	47,979	(33,073)	(68.9)

Total revenue, net of subcontractor costs	$209,809	$242,818	$(33,009)	(13.6)%	$452,906	$484,523	$(31,617)	(6.5)%

        For the three and six months ended April 3, 2005, our revenue, net of subcontractor costs, decreased $33.0 million, or 13.6%, and $31.6 million, or 6.5%, compared to the three and six months ended March 28, 2004, respectively, for the reasons described above under "Revenue."

        Resource Management.    For the three and six months ended April 3, 2005, revenue, net of subcontractor costs, increased $1.7 million, or 1.2%, and $1.5 million, or 0.5%, compared to the three and six months ended March 28, 2004, respectively, for the reasons described above under "Revenue."

        Infrastructure.    For the reasons described above under "Revenue," for the three months ended April 3, 2005, revenue, net of subcontractor costs, decreased $2.5 million, or 3.3%, compared to the same period last year; while for the six months ended April 3, 2005, revenue, net of subcontractor costs, was relatively flat compared to the same period last year.

        Communications.    For the three and six months ended April 3, 2005, revenue, net of subcontractor costs, decreased $32.3 million, or 135.7%, and $33.1 million, or 68.9%, compared to the three and six months ended March 28, 2004, respectively, for the reasons described above under "Revenue."

        The following table presents the percentage relationship to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	108.0	80.2	94.6	80.2

Gross profit (loss)	(8.0)	19.8	5.4	19.8
Selling, general and administrative expenses	19.1	9.9	14.4	9.9
Impairment of goodwill and other intangible assets	50.3	—	23.3	—

Income (loss) from operations	(77.4)	9.9	(32.3)	9.9
Interest expense—net	1.3	0.9	1.2	1.0

Income (loss) before income tax expense	(78.7)	9.0	(33.5)	8.9
Income tax expense (benefit)	(19.7)	3.6	(7.9)	3.6

Net income (loss)	(59.0)%	5.4%	(25.6)%	5.3%

Other Contract Costs

        The following table presents other contract costs by reportable segment:

	Three Months Ended				Six Months Ended
	April 3, 2005	March 28, 2004	Change		April 3, 2005	March 28, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$126,518	$112,443	$14,075	12.5%	$243,987	$229,802	$14,185	6.2%
Infrastructure	68,406	59,803	8,603	14.4	131,858	117,124	14,734	12.6
Communications	31,567	22,455	9,112	40.6	52,699	41,621	11,078	26.6

Total other contract costs	$226,491	$194,701	$31,790	16.3%	$428,544	$388,547	$39,997	10.3%

Other contract costs as a percentage of revenue, net of subcontractor costs	108.0%	80.2%			94.6%	80.2%

        Other contract costs for the three and six months ended April 3, 2005 increased $31.8 million, or 16.3%, and $40.0 million, or 10.3%, compared to the three and six months ended March 28, 2004, respectively. The increase was due primarily to the recognition of contract losses. These losses were caused by contract execution and overhead inefficiencies in the civil infrastructure and communications businesses, and in one resource management operating unit. For the three and six months ended April 3, 2005, as a percentage of revenue, net of subcontractor costs, other contract costs were 108.0% and 94.6%, respectively, compared to 80.2% for both the three and six months ended March 28, 2004. In addition to the dollar increase in other contract costs, the percentage increase was due to the decrease of revenue under the Nextel contract and the increase in total estimated costs on our remaining Nextel work, each as described above.

        Resource Management.    For the three and six months ended April 3, 2005, other contract costs increased $14.1 million, or 12.5%, and $14.2 million, or 6.2%, compared to the three and six months ended March 28, 2004, respectively. This segment experienced cost escalation relative to revenue as a result of the increased percentage of contracts with lower profit margins. The absolute dollar increase was also due to contract losses from one operating unit that performed fixed-price construction work outside of the segment's normal scope of services. For the three and six months ended April 3, 2005, as a percentage of revenue, net of subcontractor costs, other contract costs were 87.0% and 84.2%, compared to 78.3% and 79.7% for the three and six months ended March 28, 2004, respectively. In addition to the dollar increase, the percentage increase in other contract costs was primarily due to revenue growth from our water resources work for commercial clients.

        Infrastructure.    For the three and six months ended April 3, 2005, other contract costs increased $8.6 million, or 14.4%, and $14.7 million, or 12.6%, compared to three and six months ended March 28, 2004, respectively. Substantially all of the increase in absolute dollars resulted from the increase in revenue from the AMT acquisition, which corresponded to the increase in revenue, net of subcontractor costs. For the three and six months ended April 3, 2005, as a percentage of revenue, net of subcontractor costs, other contract costs were 93.8% and 88.9% compared to 79.3% and 78.9% for the three and six months ended March 28, 2004, respectively. In addition to the dollar increase, the percentage increase in other contract costs was due to contract losses recognized in the second quarter of fiscal 2005, as well as other fixed costs such as workforce overcapacity resulting from lower utilization rates and on-going facility costs in the civil infrastructure business.

        Communications.    For the three and six months ended April 3, 2005, other contract costs increased $9.1 million, or 40.6%, and $11.1 million, or 26.6%, compared to the three and six months ended March 28, 2004, respectively. In the second quarter of fiscal 2005, we recorded $11.0 million of loss contract provisions under the Nextel contract. In addition to the dollar increase, the percentage increase in other contract costs was due to the decrease of revenue under the Nextel contract in the second quarter of fiscal 2005, as well as other fixed costs such as workforce overcapacity resulting from lower utilization rates and on-going facility costs in the wired business.

Gross Profit (Loss)

        The following table presents gross profit (loss) by reportable segment:

	Three Months Ended				Six Months Ended
	April 3, 2005	March 28, 2004	Change		April 3, 2005	March 28, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$18,866	$31,201	$(12,335)	(39.5)%	$45,687	$58,369	$(12,682)	(21.7)%
Infrastructure	4,499	15,592	(11,093)	(71.1)	16,468	31,249	(14,781)	(47.3)
Communications	(40,047)	1,324	(41,371)	(3,124.7)	(37,793)	6,358	(44,151)	(694.4)

Total gross profit (loss)	$(16,682)	$48,117	$(64,799)	(134.7)%	$24,362	$95,976	$(71,614)	(74.6)%

Gross profit (loss) as a percentage of revenue, net of subcontractor costs	(8.0)%	19.8%			5.4%	19.8%

        Gross profit for the three and six months ended April 3, 2005 decreased $64.8 million, or 134.7%, and $71.6 million, or 74.6%, compared to the three and six months ended March 28, 2004, respectively. This decrease in gross profit results from the previously described reduction in revenue and recording of loss reserves on the Nextel contract, as well as other contract losses in our civil infrastructure business and in one resource management unit. In addition, we completed work on previously recognized loss contracts at breakeven without any profit recognition in fiscal 2005, which adversely impacted our overall gross profit. As a percentage of revenue, net of subcontractor costs, our gross loss was 8.0% for the three months ended April 3, 2005 compared to gross profit of 19.8% for the same period last year; and our gross profit decreased to 5.4% for the six months ended April 3, 2005 from 19.8% for the same period last year. In addition to the reasons described above, the decrease resulted from an increased percentage of contracts with lower profit margins.

        Resource Management.    For the three and six months ended April 3, 2005, gross profit decreased $12.3 million, or 39.5%, and $12.7 million, or 21.7%, compared to the three and six months ended March 28, 2004, respectively. The decrease was due primarily to increased contract costs in one operating unit that performed fixed-price construction work outside its normal scope of services. In addition, in the first half of fiscal 2005, this segment experienced an increased percentage of contracts with lower profit margins as compared to the same period last year.

        Infrastructure.    For the three and six months ended April 3, 2005, gross profit decreased $11.1 million, or 71.1%, and $14.8 million, or 47.3%, compared to the three and six months ended March 28, 2004, respectively. The decrease was due primarily to losses on certain contracts and overcapacity in headcount and facilities in the civil infrastructure business. In the second quarter of fiscal 2005, we continued the process of consolidating our operations in this business area by closing and combining offices, reducing headcount and streamlining management. This process will continue through the end of fiscal 2005, but to a lesser extent than in the second quarter of fiscal 2005. The decrease in gross profit was offset in part by our systems support and security businesses.

        Communications.    For the three and six months ended April 3, 2005, gross profit decreased $41.4 million and $44.2 million, compared to the three and six months ended March 28, 2004, respectively. The decrease was due primarily to $37.6 million in loss adjustments relating to the Nextel contract. Based on the revised revenue and cost estimates, the remaining Nextel project is expected to be performed at breakeven until completion over the next 18 months. Therefore, we will continue to experience overall lower gross profit. In addition, we will continue the process of closing offices and consolidating our wired business, including headcount reduction. This process is expected to continue through the end of fiscal 2005.

Selling, General and Administrative Expenses

        For the three and six months ended April 3, 2005, our SG&A expenses increased $15.8 million, or 65.6%, and $17.1 million, or 35.7%, compared to the three and six months ended March 28, 2004, respectively. In fiscal 2005, we incurred significant costs related to bad debt expenses, lease exit costs, legal expenses, and to a lesser extent, the charges related to the implementation of our enterprise resource planning (ERP) system, the requirements of the Sarbanes-Oxley Act of 2002, severance, and the amendment of our debt agreements. For the three and six months ended April 3, 2005, as a percentage of revenue, net of subcontractor costs, our SG&A expenses increased to 19.1% and 14.4%, respectively, from 9.9% for both the three and six months ended March 28, 2004. Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we continue implementation of our ERP system, comply with the requirements of Sarbanes-Oxley and enhance the efficiency of our administrative and back-office functions throughout our organization. We expect the SG&A as a percent of revenue, net of subcontractor costs, to be 12% to 13% for the remainder of fiscal 2005.

Goodwill Impairment

        In the second quarter of fiscal 2005, we performed an interim test of goodwill for impairment as prescribed by SFAS No. 142 for our infrastructure segment due to the loss from operations and the downward forecast of our future operating income and cash flows. As a result, we recognized a non-cash impairment charge in the amount of $105.0 million.

Income (Loss) from Operations

        The following table presents income (loss) from operations by reportable segment:

	Three Months Ended				Six Months Ended
	April 3, 2005	March 28, 2004	Change		April 3, 2005	March 28, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$2,009	$17,964	$(15,955)	(88.8)%	$16,509	$32,833	$(16,324)	(49.7)%
Infrastructure	(7,700)	7,299	(14,999)	(205.5)	(3,598)	15,416	(19,014)	(123.3)
Communications	(47,405)	(613)	(46,792)	(7,633.3)	(48,915)	1,333	(50,248)	(3,769.5)

Segment total	(53,096)	24,650	(77,746)	(315.4)	(36,004)	49,582	(85,586)	(172.6)
Impairment of goodwill and other intangible assets	(105,612)	—	(105,612)	100.0	(105,612)	—	(105,612)	100.0

Amortization of intangibles and other expense	(3,577)	(685)	(2,892)	(422.2)	(4,841)	(1,676)	(3,165)	(189.0)

Total income/(loss) from operations	$(162,285)	$23,965	$(186,250)	(777.2)%	$(146,457)	$47,906	$(194,363)	(405.7)%

Income/(loss) from operations as a percentage of revenue, net of subcontractor costs	(77.4)%	9.9%			(32.3)%	9.9%

        Income from operations for the three and six months ended April 3, 2005 decreased $186.3 million and $194.4 million, compared to the three and six months ended March 28, 2004, respectively. The decrease resulted primarily from non-cash impairment charges for goodwill and other identifiable intangible assets, weakness in our civil infrastructure and communications businesses and increased SG&A expenses. These losses were partially offset by the income from the AMT acquisition and growth in our water resources programs with commercial clients.

        Resource Management.    For the three and six months ended April 3, 2005, income from operations decreased $16.0 million, or 88.8%, and $16.3 million, or 49.7%, compared to the three and six months ended March 28, 2004. The decrease was due to the increase in SG&A expenses and the decrease in gross profit for the reasons described above.

        Infrastructure.    For the three and six months ended April 3, 2005, income from operations decreased $15.0 million and $19.0 million, compared to the three and six months ended March 28, 2004, respectively. The decrease resulted from the decline in gross profit in our civil infrastructure business as described above. We will continue to focus on the realignment of this business, and expect to show profit margin improvement in the second half of fiscal 2005.

        Communications.    For the three and six months ended April 3, 2005, we realized a loss from operations of $47.4 million and $48.9 million, respectively, compared to a loss from operations of $0.6 million and a profit from operations of $1.3 million for the three and six months ended March 28, 2004, respectively. The current loss was generated principally by factors relating to the Nextel contract.

Net Interest Expense

        For the three and six months ended April 3, 2005, our net interest expense increased $0.6 million, or 25.7%, and $0.7 million, or 14.8%, compared to the three and six months ended March 28, 2004, respectively. The increase resulted primarily from increased borrowings required for operations, higher variable interest rates and increased fees under our credit facility. We expect the interest expense to further increase from the current level in the next four to six quarters due to the recent amendments to our Credit and Note Purchase Agreements as described below.

Income Tax Expense (Benefit)

        For the three and six months ended April 3, 2005, our income tax expense decreased $50.0 million and $53.1 million, compared to the three and six months ended March 28, 2004, respectively. Our effective tax rate decreased from 40.0% for the three months ended March 28, 2004 to 25.0% for the three months ended April 3, 2005. The decrease in the current effective tax rate was principally caused by the nondeductibility of a majority of the goodwill impairment charge. The impairment charge does not impact the effective tax rate for the remainder of fiscal 2005. Accordingly, we expect our tax provisions for the remaining quarters of fiscal 2005 to approximate more normal tax rates.

Net Income (Loss)

        Net loss was $123.8 million and $115.9 million for the three and six months ended April 3, 2005 respectively, compared to net income of $13.0 million and $26.0 million for the three and six months ended March 28, 2004, respectively. The decrease resulted from significantly lower income from operations in the second quarter of fiscal 2005 and a slightly higher net interest expense.

Liquidity and Capital Resources

        Working Capital.    As of April 3, 2005, our working capital was $192.2 million, an increase of $47.4 million from $144.8 million as of October 3, 2004. The increase was due primarily to the change in classification of borrowings under our revolving credit facility from a current liability to a long-term liability as we do not intend to repay the amount until its maturity in fiscal 2009. Cash and cash equivalents totaled $78.9 million as of April 3, 2005, compared to $48.0 million as of October 3, 2004.

        Operating and Investing Activities.    For the six months ended April 3, 2005, net cash of $10.2 million was provided by operating activities and $10.7 million was used in investing activities, of which $5.8 million was related to the acquisition of AMT in March 2004 and Engineering Management Concepts, Inc. in July 2003. For the six months ended March 28, 2004, net cash of $10.2 million was used in operating activities and $37.7 million was used in investing activities, of which was related to the AMT acquisition.

        Our net accounts receivable decreased $61.8 million, or 16.5%, to $312.8 million as of April 3, 2005 from $374.6 million as of October 3, 2004. This decrease was due to a high level of collections, and the reduction in the Nextel receivables.

        Capital Expenditures.    Our capital expenditures for the six months ended April 3, 2005 and March 28, 2004 were $5.5 million and $7.2 million, respectively. We estimate that the capitalized costs associated with the development of the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $2.8 million during fiscal 2005. Installation of the ERP software in our business units began in fiscal 2005. As of May 2005, the system had been installed at corporate headquarters and in three operating units, which represent approximately 9.5% of our overall revenue. Implementation of the system in our remaining business operations will be phased in over the next three years.

        Debt Financing.    We have a credit agreement with several financial institutions, which was amended and restated in July 2004 and further amended in December 2004 and May 2005 (Credit Agreement). The May 2005 amendment decreased the commitment under our revolving credit facility (Facility) from $235.0 million to $150.0 million. However, the maximum availability under the Facility is limited to $125.0 million until we receive the required approval of our lenders. As part of the Facility, we may request standby letters of credit up to the aggregate sum of $100.0 million. The Facility matures in July 2009, or earlier at our discretion, upon payment in full of loans and other obligations.

        As of April 3, 2005, borrowings under the Facility totaled $70.0 million and were classified as a long-term liability since we do not intend to repay the Facility until its maturity in July 2009. In addition, standby letters of credit under the Facility totaled $11.6 million as of that date. The May 2005 amendment increased the pricing schedule for borrowings under the Facility.

        In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004 and May 2005 (Note Purchase Agreement). The Series A Notes, totaling $92.0 million are payable semi-annually and mature on May 30, 2011. The Series B Notes, totaling $18.0 million are payable semi-annually and mature on May 30, 2008. The May 2005 amendment increased the interest rates on the Series A Notes from 7.28% to 8.28% and on the Series B Notes from 7.08% to 8.08%. However, these interest rates will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

        As of April 3, 2005, the outstanding principal balance on the Senior Notes was $106.4 million. Scheduled principal payments of $16.7 million are due on May 30, 2005 and, accordingly, are included in current portion of long-term obligations. The remaining $89.7 million was included in long-term obligations as of April 3, 2005.

        We were not in compliance with (i) the maximum adjusted leverage ratio and (ii) the minimum adjusted earnings before interest expense, income taxes, depreciation and amortization (EBITDA) covenants in both our Credit and Note Purchase Agreements due to the loss from operations in the second quarter. Further, we were not in compliance with the minimum net worth covenant in our Credit Agreement due to the goodwill impairment charge in the second quarter. Accordingly, we obtained waivers of the financial covenant requirements from our lenders and noteholders.

        The May 2005 amendments to the Credit and Note Purchase Agreements revised the financial compliance criteria. In particular, the amendments (i) eliminated the measurement of the fixed charge coverage ratio prior to the computation period ending on April 2, 2006, and decreased the ratio for the computation period ending on April 2, 2006, with step-ups for any computation period ending on or after July 2, 2006 through June 29, 2008, for the computation period ending on September 28, 2008, and for any computation period ending on or after December 28, 2008; (ii) decreased the maximum leverage ratio as of the last day of any computation period ending before April 2, 2006, with step-downs as of the last day of the computation period ending on April 2, 2006 and as of the last day of any computation period ending on or after July 2, 2006; and adjusted the method of calculating adjusted EBITDA for purposes of the ratio for the computation periods ending on July 3, 2005, October 2, 2005 and January 1, 2006; (iii) lowered the required minimum level of adjusted EBITDA for the fiscal quarter ending on July 3, 2005, with step-ups for the period of the two consecutive fiscal quarters ending on October 2, 2005, for the period of the three consecutive fiscal quarters ending on January 1, 2006, for the computation period ending on April 2, 2006, and for any computation period ending thereafter; and (iv) adjusted the minimum net worth requirements. We are currently in compliance with these amended covenants, and expect to remain in compliance with the revised covenants over the next 12 months.

        In addition to the revised financial covenants, the amendments to the Credit and Note Purchase Agreements increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets. Further, these Agreements contain other restrictions, including but not limited to, the creation of liens and paying dividends on our capital stock (other than stock dividends).

        Borrowings under the Credit and Note Purchase Agreements are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets.

        Capital Requirements.    We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

        Acquisitions.    In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities. Historically, due to our reputation, size, geographic presence and range of services, we have been presented with numerous opportunities to acquire both privately-held companies and subsidiaries or divisions of publicly-held companies. Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations. Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income. These businesses also perform work that is consistent with our short-term and long-term strategic goals, provide critical mass with existing clients, and further expand our lines of service. These factors contribute to a purchase price that results in a recognition of goodwill. As indicated above, acquisitions in excess of a certain size will require the approval of our lenders and noteholders.

        Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin. However, current general economic conditions may impact our client base, and, as such, may impact our clients' creditworthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

        In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods—each having different reporting implications. For us, the effective date for FAS 123R is the annual period beginning after July 15, 2005 (i.e., the first quarter of fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation of the effect of adoption of FAS 123R. However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant financial impact on our financial position, results of operations or cash flows.

Financial Market Risks

        We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our Credit Agreement. Effective as of April 3, 2005, we may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank's reference rate) plus a margin which ranges from 0.65% to 1.225%, or (b) a eurodollar rate plus a margin which ranges from 1.65% to 2.25%. In addition, we pay a facility fee on the total commitment.

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

        Our outstanding Senior Notes bear interest at a fixed rate. As of May 12, 2005, the Series A Notes bear interest at 8.28% and are payable at $13.1 million per year through May 2010. As of May 12, 2005, the Series B Notes bear interest at 8.08% and are payable at $3.6 million per year through May 2007. If interest rates increased by 1.0%, the fair value of the Senior Notes could decrease by $3.2 million. If interest rates decreased by 1.0%, the fair value of the Senior Notes could increase by $3.4 million. The interest rates on the Senior Notes will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

        We currently anticipate repaying $18.5 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.8 million is related to other debt. Assuming we do repay the remaining $1.8 million ratably during the next 12 months and borrowings under the Facility remain at $70.0 million for the next 12 months, our annual interest expense could increase or decrease by $0.7 million when our average interest rate increases or decreases by 1.0%. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

        In the second quarter of fiscal 2005, we derived approximately 67.4% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 52.2% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2005 as follows: 29.7% from the Department of Defense (DoD), 7.9% from the Environmental Protection Agency, 5.4% from the Department of Energy and 9.2% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

        We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Further, our consolidation efforts within our civil infrastructure business and our shift to a more centralized structure for the operation of our overall business could result in the loss of key employees.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

        A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is more restricted under the May 2005 amendments to our Credit Agreement and Note Purchase Agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

Our international operations expose us to risks such as foreign currency fluctuations, different business cultures, laws and regulations

        During the second quarter of fiscal 2005, we derived approximately 1.6% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        In the second quarter of fiscal 2005, we derived approximately 31.0% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our backlog as of April 3, 2005 was approximately $1.0 billion. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

        Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In the second quarter of fiscal 2005, subcontractor costs comprised 28.3% of our revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

        Our Credit Agreement and Note Purchase Agreement also require that we maintain certain financial ratios, which we may not be able to achieve. We failed to meet these required financial ratios at the end of the second quarter of fiscal 2005. We obtained waivers of the technical defaults caused by these failures and amendments to these agreements in May 2005. The covenants in these agreements may impair our ability to finance future operations or capital needs or to engage in certain business activities.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

        In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods—each having different reporting implications. The effective date for FAS 123R for us is the first annual period beginning after July 15, 2005 (i.e., the first quarter of our fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation of the effect of adoption of FAS 123R. However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on our financial position, results of operations or cash flows.

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

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Please refer to the information we have included under the heading "Financial Market Risks" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

  Item 4.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2004, we restated our financial statements for the fiscal years ended in 2001 through 2003.

        Management continues to believe that a number of factors contributed to conditions that led to the need to restate prior years' financial statements and, as a result, we concluded that a material weakness existed in our internal controls. The principal factors contributing to this condition were the failure to properly apply generally accepted accounting principles in certain project and litigation related circumstances and insufficient coordination between accounting and operational personnel on project management and forecast disciplines. Management has continued to make changes in our management and organization structure, and has continued to address some of the training issues related to project management and accounting and strengthen the accounting function and personnel in various operating units. Until the balance of these changes is completed, the material weakness will continue to exist. Management continues to believe that the changes necessary to fully remedy this weakness will be in place by the end of fiscal 2005. To address the material weakness described above, management performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, management believes the consolidated financial statements included in this report present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

        Changes in internal control over financial reporting.    Other than as described above, there was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings

        We are subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. From time to time we establish reserves for litigation that is considered probable of a loss. In the second quarter of fiscal 2005, we recorded $2.7 million in legal expenses and related litigation accruals relating to various on-going litigation matters. Management's opinion is that the resolution of these claims will not have a further material adverse effect on our financial position, results of operations or cash flows.

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

  Item 4.    Submission of Matters to a Vote of Security Holders

        On March 1, 2005, we held our annual meeting of stockholders for the following purposes:

  (1)
  To elect six directors to our Board of Directors; and

  (2)
  To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2005.

    The votes cast in connection with such matters were as follows:

    Election of Directors:

Name	For	Withheld
Li-San Hwang	52,063,812	382,616
J. Christopher Lewis	52,068,421	378,007
Patrick C. Haden	52,020,131	426,297
Daniel A. Whalen	51,846,146	600,282
Hugh M. Grant	52,068,503	377,925
Richard H. Truly	52,063,173	383,255

    Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for Fiscal 2005:

For	Against	Abstain	Broker Non-Votes
52,379,094	49,969	17,365	0

  Item 6.    Exhibits

        The following documents are filed as Exhibits to this Report:

10.1	Second Amendment dated as of May 12, 2005 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein.
10.2	Fourth Amendment dated as of May 12, 2005 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	TETRA TECH, INC.
	By:	/s/ LI-SAN HWANG Li-San Hwang Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ DAVID W. KING David W. King Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

Tetra Tech, Inc. Condensed Consolidated Balance Sheets (in thousands, except par value)
Tetra Tech, Inc. Condensed Consolidated Statements of Operations (unaudited—in thousands, except per share data)
Tetra Tech, Inc. Condensed Consolidated Statements of Cash Flows (unaudited—in thousands)
TETRA TECH, INC. Notes To Condensed Consolidated Financial Statements
RISK FACTORS
SIGNATURES