Form 10-Q
period 2005-07-03
TETRA TECH INC
filed 2005-08-12
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of August 5, 2005, 57,016,640 shares of the registrant’s common stock were outstanding.

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

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	July 3, 2005	October 3, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,505	$48,032
Accounts receivable – net	323,365	374,630
Prepaid expenses and other current assets	20,169	23,857
Income taxes receivable	17,474	6,148
Deferred income taxes	7,854	—
Total current assets	390,367	452,667

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	83,946	87,159
Leasehold improvements	9,446	9,694
Total	93,392	96,853
Accumulated depreciation and amortization	(58,054)	(55,572)
PROPERTY AND EQUIPMENT – NET	35,338	41,281

INCOME TAXES RECEIVABLE	33,800	33,800

DEFERRED INCOME TAXES	3,001	—

GOODWILL	158,175	254,553

INTANGIBLE AND OTHER ASSETS — NET	21,083	26,206

TOTAL ASSETS	$641,764	$808,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,671	$111,038
Accrued compensation	49,673	55,493
Billings in excess of costs on uncompleted contracts	39,769	28,941
Provision for losses on contracts	10,117	4,792
Deferred income taxes	—	4,421
Current portion of long-term obligations	17,870	59,024
Other current liabilities	42,289	44,129
Total current liabilities	247,389	307,838

DEFERRED INCOME TAXES	—	11,027

LONG-TERM OBLIGATIONS	99,544	92,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of July 3, 2005 and October 3, 2004	—	—
Exchangeable stock of a subsidiary	—	1,426
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,011 and 56,305 shares as of July 3, 2005 and October 3, 2004, respectively	570	563
Additional paid-in capital	250,650	243,490
Accumulated other comprehensive income	491	375
Retained earnings	43,120	151,646
TOTAL STOCKHOLDERS’ EQUITY	294,831	397,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,764	$808,507

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Revenue	$349,616	$375,527	$990,771	$1,044,024

Subcontractor costs	106,975	112,353	295,224	296,327
Revenue, net of subcontractor costs	242,641	263,174	695,547	747,697

Other contract costs	201,475	219,751	630,019	608,298
Gross profit	41,166	43,423	65,528	139,399

Selling, general and administrative expenses	25,824	25,984	91,031	74,054
Impairment of goodwill and other intangible assets	—	—	105,612	—
Income (loss) from operations	15,342	17,439	(131,115)	65,345

Interest expense - net	3,455	2,387	8,760	7,008
Income (loss) before income tax expense	11,887	15,052	(139,875)	58,337

Income tax expense (benefit)	4,483	6,021	(31,349)	23,335

Net income (loss)	$7,404	$9,031	$(108,526)	$35,002

Earnings (loss) per share:
Basic	$0.13	$0.16	$(1.92)	$0.63
Diluted	$0.13	$0.16	$(1.92)	$0.61

Weighted average common shares outstanding:
Basic	56,808	56,104	56,640	55,831
Diluted	57,002	57,157	56,640	57,339

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 3, 2005	June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(108,526)	$35,002

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,372	13,531
Deferred income taxes	(26,304)	(264)
Provision for losses on contracts and related receivables	27,781	6,840
Impairment of goodwill and other intangible assets	105,612	—
Impairment of other long-lived assets	2,500	—
Loss on disposal of property and equipment	1,367	729

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	27,686	(75,057)
Prepaid expenses and other assets	4,330	(6,166)
Accounts payable	(23,367)	2,211
Accrued compensation	(5,820)	6,084
Billings in excess of costs on uncompleted contracts	10,828	3,981
Other current liabilities	(871)	2,427
Income taxes receivable/payable	(11,309)	(11,631)
Net cash provided by (used in) operating activities	16,279	(22,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,848)	(11,085)
Payments for business acquisitions, net	(8,349)	(31,371)
Proceeds on sale of property and equipment	621	982
Net cash used in investing activities	(14,576)	(41,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(83,752)	(65,074)
Proceeds from borrowings under long-term obligations	50,000	125,324
Net proceeds from issuance of common stock	5,468	9,468
Net cash (used in) provided by financing activities	(28,284)	69,718

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54	(195)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,527)	5,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,032	33,164
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,505	$38,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,181	$9,244
Income taxes, net of refunds received	$6,283	$34,866

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 3, 2005, the condensed consolidated statements of operations for the three and nine months ended July 3, 2005 and June 27, 2004, and the condensed consolidated statements of cash flows for the nine months ended July 3, 2005 and June 27, 2004 of Tetra Tech, Inc. (the “Company”) are unaudited and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.  Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three months and nine months ended July 3, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending October 2, 2005.

2.                                      Goodwill and Acquired Intangibles

The changes in the carrying value of goodwill by reporting segment for the nine months ended July 3, 2005 were as follows:

	October 3, 2004	Post-Acquisition Adjustments	Impairment	July 3, 2005
	(in thousands)

Resource management	$86,011	$—	$—	$86,011
Infrastructure	168,542	8,622	(105,000)	72,164
Total	$254,553	$8,622	$(105,000)	$158,175

The post-acquisition adjustment of $8.6 million related primarily to purchase price adjustments for the acquisition of Advanced Management Technology, Inc. (AMT).  See Note 7 for additional information.

Several events occurred during the quarter ended April 3, 2005 that led management to conclude that the goodwill in the Company’s infrastructure reporting unit was likely impaired.  These events included significantly lower than expected operating results, a substantial loss in the infrastructure segment and a downward adjustment in forecasted future operating income and cash flows.  As required by Statement of Financial Accounting Standards (SFAS) No. 142, the Company performed a two-step interim impairment test to confirm and quantify the impairment.  During step one, the Company determined that the goodwill recorded in its infrastructure reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets.  The fair value of the reporting unit was estimated using the discounted cash flow method, guideline company method, and similar transactions method weighted at 70%, 15%, and 15%, respectively.  In order to quantify the impairment, the Company performed step two by allocating the fair value of the infrastructure reporting unit to the reporting units’ individual assets and liabilities utilizing the purchase price allocation guidance of SFAS No. 141.  The resulting implied value of the infrastructure reporting unit’s goodwill was approximately $105.0 million less than the current carrying value of the goodwill.  This difference was recorded as a non-cash impairment charge to reduce the goodwill in the infrastructure reporting unit to approximately $69.6 million as of April 3, 2005.

Due to the significant operating loss in the quarter ended April 3, 2005 combined with a projection of lower future earnings in the Company’s infrastructure segment, identifiable intangible assets related to acquired backlog were written off in the net amount of $0.6 million as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 3, 2005, after the adjustment, and October 3, 2004, included in intangible and other assets—net in the accompanying condensed consolidated balance sheets, were as follows:

	July 3, 2005		October 3, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Backlog	$8,900	$(2,914)	$11,380	$(3,328)
Non-compete agreements	—	—	451	(438)
Total	$8,900	$(2,914)	$11,831	$(3,766)

No identifiable intangible assets were acquired during the nine months ended July 3, 2005.  Amortization expense for acquired identifiable intangible assets with finite useful lives was $1.5 million and $1.8 million for the nine months ended July 3, 2005 and June 27, 2004, respectively.  Estimated amortization expense for the remainder of fiscal 2005 and for the succeeding five years is as follows:

(in thousands)
2005	$318
2006	1,271
2007	1,271
2008	1,271
2009	1,271
Thereafter	584

3.                                      Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from two alternative transition methods – each having different reporting implications.   For the Company, the effective date for FAS 123R is the annual period beginning after July 15, 2005 (i.e., the first quarter of fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at the Company’s adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.  However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company’s financial position, results of operations or cash flows.

4.                                      Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.  The following pro forma information regarding net income has been calculated as if the Company had accounted for its employee stock options and stock purchase plan using the fair value method under SFAS No. 123:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands, except per share data)

Net income (loss), as reported	$7,404	$9,031	$(108,526)	$35,002

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,487)	(1,457)	(4,237)	(4,331)

Pro forma net income (loss)	$5,917	$7,574	$(112,763)	$30,671

Earnings (loss) per share:

Basic – as reported	$0.13	$0.16	$(1.92)	$0.63
Basic – pro forma	$0.10	$0.13	$(1.99)	$0.55

Diluted – as reported	$0.13	$0.16	$(1.92)	$0.61
Diluted – pro forma	$0.10	$0.13	$(1.99)	$0.53

5.                                      Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of its subsidiary, Tetra Tech Canada Ltd., outstanding for the period.  The exchangeable shares were non-voting and were exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  As of April 3, 2005, all exchangeable shares were exchanged for shares of the Company’s common stock.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method. However, due to a net loss for the nine months ended July 3, 2005, the potential common shares are excluded since their inclusion would be anti-dilutive.  The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands, except per share data)
Numerator:
Net income (loss)	$7,404	$9,031	$(108,526)	$35,002

Denominator for basic earnings (loss) per share:
Weighted average shares	56,808	55,971	56,596	55,005
Exchangeable stock of subsidiary	—	133	44	826

Denominator for basic earnings (loss) per share	56,808	56,104	56,640	55,831

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings (loss) per share	56,808	56,104	56,640	55,831
Potential common shares:
Stock options	194	1,053	—	1,508

Denominator for diluted earnings (loss) per share	57,002	57,157	56,640	57,339

Earnings (loss) per share:
Basic	$0.13	$0.16	$(1.92)	$0.63
Diluted	$0.13	$0.16	$(1.92)	$0.61

For the three and nine months ended July 3, 2005, 3.9 million and 5.1 million options were excluded from the calculation of diluted potential common shares, respectively.  For the three and nine months ended June 27, 2004, 2.4 million and 1.1 million options were excluded from the calculation of diluted potential common shares, respectively.  For each period, these options were excluded because their exercise prices exceeded the average market price for that period.

6.                                      Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $21.5 million and $48.0 million as of July 3, 2005 and October 3, 2004, respectively.

7.                                      Mergers and Acquisitions

On March 5, 2004, the Company acquired 100% of the capital stock of Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies. The purchase was valued at approximately $39.3 million, consisted of cash and is subject to a purchase price adjustment based upon certain contingent earn-out rights. These rights would allow the former shareholders to receive an aggregate maximum of $5.0 million upon AMT’s achievement of certain operating profit objectives over a two-year period from the acquisition date.  In December 2004, the Company and the former shareholders of AMT agreed to make an Internal Revenue Code Section 338(h)(10) election under which the stock purchase was treated as an asset purchase for tax purposes.  In the first quarter of fiscal 2005, the Company paid $6.0 million of additional purchase price to the former shareholders to offset their increased tax liability caused by this election.  This payment, along with the first year earn-out payment of $2.5 million and additional purchase accounting adjustments of $0.1 million, increased goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)
Current assets	$2,046
Property and equipment	175
Goodwill	49,390
Intangible and other	891
Current liabilities	(13,193)
Net assets acquired	$39,309

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

The Company may acquire other businesses that it believes are synergistic and will ultimately increase the Company’s revenue and net income, although acquisitions of a certain size would require the approval of the Company’s lenders and noteholders. These businesses may also perform work that is consistent with the Company’s short-term and long-term strategic goals, provide critical mass with existing clients, and further expand the Company’s lines of service. These factors may contribute to a purchase price that results in a recognition of goodwill.

The table below presents summarized unaudited pro forma operating results reported for the period ended June 27, 2004 assuming that the Company had acquired AMT at the beginning of the period:

Nine Months Ended
June 27, 2004
(in thousands, except per share data)	(Pro Forma)

Revenue	$1,082,342
Revenue, net of subcontractor costs	771,793
Income from operations	66,768
Net income	35,640

Earnings per share:
Basic	$0.64
Diluted	$0.62

Weighted average shares outstanding:
Basic	55,831
Diluted	57,339

8.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following as of July 3, 2005 and October 3, 2004:

	July 3, 2005	October 3, 2004
	(in thousands)

Billed	$201,365	$215,937
Unbilled	154,870	176,204
Contract retentions	8,194	6,516
Total accounts receivable – gross	364,429	398,657

Allowance for doubtful accounts	(41,064)	(24,027)
Total accounts receivable – net	$323,365	$374,630

Billings in excess of costs on uncompleted contracts	$39,769	$28,941

Billed accounts receivable represents amounts billed to clients that have not been collected. Unbilled accounts receivable represents revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date. Substantially all unbilled receivables as of July 3, 2005 are expected to be billed and collected within twelve months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances.  The increase in the allowance for doubtful accounts since October 3, 2004 was due to changes in circumstances related to specific contract receivables and claims that are expected to result in lower future recoverability.

The billed receivables related to federal government contracts were $53.6 million and $59.6 million as of July 3, 2005 and October 3, 2004, respectively. The federal government unbilled receivables, net of progress payments, were $24.7 million and $24.6 million as of July 3, 2005 and October 3, 2004, respectively.

No single client accounted for more than 10% of the Company’s accounts receivable as of July 3, 2005. Nextel Operations, Inc. (Nextel) accounted for approximately 18.0% of the Company’s accounts receivable as of October 3, 2004.  A substantial portion of this amount represented unbilled receivables.  In the second quarter of fiscal 2005, the Company decided to exit the wireless business and negotiated a reduction in the Nextel project scope and contract.  As part of these negotiations, certain concessions were made that resulted in a reduction of approximately $26.0 million to both revenue and unbilled accounts receivable through the third quarter of fiscal 2005.  For the nine months ended July 3, 2005, the Company collected approximately $47.0 million from Nextel.  As of July 3, 2005, the remaining balances of billed and unbilled accounts receivable from Nextel were $9.9 million and $13.5 million, respectively.  In the third quarter of fiscal 2005, the Company continued to reduce the scope of the Nextel contract by returning additional uncompleted project sites to Nextel.  This process is continuing during the fourth quarter of fiscal 2005.

9.                                      Income Taxes

The Company’s effective tax rate and deferred tax accounts have been significantly impacted by the goodwill impairment recognized in the quarter ended April 3, 2005 (see Note 2).  The Company’s effective tax rate decreased substantially because a majority of the goodwill impairment is not deductible for tax purposes.  The deductible portion of the goodwill impairment will reduce taxable income in future periods as the goodwill is amortized for tax purposes over the statutory period of 15 years.  The future estimated deductible portion of the goodwill impairment is reflected as a deferred tax asset.

Total income tax expense (benefit) was different from the amount computed by applying the federal statutory rate as follows:

	Three Months Ended				Nine Months Ended
	July 3, 2005		June 27, 2004		July 3, 2005		June 27, 2004
	$	%	$	%	$	%	$	%
	($ in thousands)

Tax at federal statutory rate	$4,160	35.0%	$5,268	35.0%	$(48,957)	(35.0)%	$20,418	35.0%
Goodwill (non deductible portion)	—	—	—	—	20,213	14.5	—	—
State taxes, net of federal benefit	272	2.3	722	4.8	(3,135)	(2.2)	2,800	4.8
Other	51	0.4	31	0.2	530	0.3	117	0.2

Total income tax (benefit) expense	$4,483	37.7%	$6,021	40.0%	$(31,349)	(22.4)%	$23,335	40.0%

Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying consolidated balance sheets are as follows:

	Period Ended
	July 3, 2005	October 3, 2004
	(in thousands)

Deferred Tax Asset:
State taxes	$418	$418
Reserves and contingent liability	8,930	6,932
Allowance for doubtful accounts	10,516	6,603
Accrued liabilities	8,898	6,805
Intangibles	10,813	—
Total deferred tax asset	$39,575	$20,758

Deferred Tax Liability:
Unbilled revenue	$(21,235)	$(23,407)
Prepaid expense	(1,099)	(1,252)
Cash to accrual	(210)	(520)
Depreciation	(6,176)	(5,308)
Intangibles	—	(5,719)
Total deferred tax liability	$(28,720)	$(36,206)
Net deferred tax asset (liability)	$10,855	$(15,448)

As of July 3, 2005, the net deferred tax asset was $10.9 million.  The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, and estimates of projected future taxable income.  Although realization is not assured, based on the

Company’s assessment, the Company has concluded that it is more likely than not that the asset will be realized and, as such, no valuation allowance has been provided.

10.                               Long-Term Obligations

The Company has a credit agreement with several financial institutions, which was amended in July 2004, December 2004 and May 2005 (Credit Agreement).  The May 2005 amendment decreased the commitment under the revolving credit facility (Facility) from $235.0 million to $150.0 million.  However, the maximum availability under the Facility is limited to $125.0 million until additional approvals are obtained from the lenders.  As part of the Facility, the Company may request standby letters of credit up to the aggregate sum of $100.0 million.  The Facility matures on July 21, 2009, or earlier upon payment in full of loans and other obligations.

As of July 3, 2005, borrowings under the Facility totaled $25.0 million and were classified as a long-term liability since the Company does not intend to repay the Facility until its maturity in fiscal 2009.  In addition, standby letters of credit under the Facility totaled $12.0 million as of July 3, 2005.

In May 2001, the Company issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004 and May 2005 (Note Purchase Agreement).  The Series A Notes, in the original amount of $92.0 million, are payable semi-annually and mature on May 30, 2011.  The Series B Notes, in the original amount of $18.0 million, are payable semi-annually and mature on May 30, 2008.  The May 2005 amendment increased the interest rates on the Series A Notes from 7.28% to 8.28% and on the Series B Notes from 7.08% to 8.08%.  However, these interest rates will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if the Company meets certain covenant compliance criteria for three consecutive fiscal quarters.

As of July 3, 2005, the outstanding principal balance on the Senior Notes was $89.7 million.  Scheduled principal payments of $16.7 million are due on May 30, 2006 and, accordingly, were included in current portion of long-term obligations.  The remaining $73.0 million was included in long-term obligations as of July 3, 2005.

In addition to the changes described above, the May 2005 amendments to the Credit and Note Purchase Agreements revised certain financial covenants.  The Company was not in compliance with certain financial covenants before these amendments, but met all the revised covenant requirements as of July 3, 2005.  The Company expects to be in compliance with the revised covenant requirements over the next 12 months.  In addition to the revised financial covenants, the amendments to the Credit and Note Purchase Agreements increased the restrictions on the Company’s ability to incur other debt, repurchase stock, engage in acquisitions and dispose of assets.

11.                               Lease Exit Costs

In connection with the continuing consolidation of certain operations in the civil infrastructure and wire communications businesses, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $1.2 million related to the abandonment of certain leased facilities in the fourth quarter of fiscal 2004.  The Company also recorded a charge of $5.6 million in the second quarter of fiscal 2005, which was offset by a credit adjustment of $0.7 million due to a favorable equipment lease settlement in the third quarter of fiscal 2005.  These charges were recorded as selling, general and administrative expenses.  These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income.  There were no other charges required to be accrued by SFAS No. 146.  As the Company continues to consolidate certain operations, it is anticipated that similar, though less extensive, charges may be recognized in the fourth quarter of fiscal 2005.  The following is a summary of lease exit accrual activity:

	October 3, 2004	Charge	Reserve Utilization	Adjustments	July 3, 2005
	(in thousands)

Resource management	$—	$300	$(20)	$——	$280
Infrastructure	1,200	3,400	(550)	——	4,050
Communications	—	1,900	(540)	(700)	660
Total	$1,200	$5,600	$(1,110)	$(700)	$4,990

12.                               Reportable Segments

The Company manages its business in three reportable segments: resource management, infrastructure and communications. The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations. The infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. The communications reportable segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies and cable operators.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended July 3, 2005:
Revenue	$239,209	$96,771	$31,587	$367,567
Revenue, net of subcontractor costs	147,252	78,129	17,260	242,641
Gross profit	22,360	14,936	3,870	41,166
Segment income from operations	9,274	5,681	1,002	15,957
Depreciation expense	1,596	731	246	2,573

Three months ended June 27, 2004:
Revenue	$224,158	$108,324	$55,916	$388,398
Revenue, net of subcontractor costs	149,835	85,354	27,985	263,174
Gross profit	29,996	12,662	765	43,423
Segment income (loss) from operations	16,648	4,551	(2,993)	18,206
Depreciation expense	1,787	1,065	2,834	5,686

Nine months ended July 3, 2005:
Revenue	$673,789	$281,314	$76,578	$1,031,681
Revenue, net of subcontractor costs	436,926	226,455	32,166	695,547
Gross profit (loss)	68,047	31,404	(33,923)	65,528
Segment income (loss) from operations	25,783	(103,529)	(47,913)	(125,659)
Depreciation expense	4,821	2,452	1,929	9,202

Nine months ended June 27, 2004:
Revenue	$645,092	$289,472	$140,878	$1,075,442
Revenue, net of subcontractor costs	438,006	233,727	75,964	747,697
Gross profit	88,365	43,911	7,123	139,399
Segment income (loss) from operations	49,481	19,967	(1,660)	67,788
Depreciation expense	5,012	2,785	4,517	12,314

For the nine months ended July 3, 2005, the results for the infrastructure segment reflected $105.0 million of goodwill impairment recognized in the second quarter of fiscal year 2005 (see Note 2).

Reconciliations:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands)

Revenue
Revenue from reportable segments	$367,567	$388,398	$1,031,681	$1,075,442
Elimination of inter-segment revenue	(17,951)	(12,871)	(40,910)	(31,418)
Total consolidated revenue	$349,616	$375,527	$990,771	$1,044,024

Income (loss) from operations
Segment income (loss) from operations	$15,957	$18,206	$(125,659)	$67,788
Amortization of intangibles	(318)	(705)	(1,467)	(1,792)
Other corporate expense	(297)	(62)	(3,989)	(651)
Total consolidated income (loss) from operations	$15,342	$17,439	$(131,115)	$65,345

13.                               Major Clients

For the three months ended July 3, 2005 and June 27, 2004, the Company generated 7.4% and 13.3% of its revenue, respectively, from the U.S. Army Corps of Engineers.  For the nine months ended July 3, 2005 and June 27, 2004, the Company generated 10.9% and 14.1% of its revenue, respectively, from the U.S. Army Corps of Engineers.  All three segments reported revenue from federal government, state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(in thousands)
Client Sector
Federal government	$161,672	$175,190	$472,043	$472,684
State and local government	54,332	53,978	157,477	160,587
Commercial	128,168	134,944	341,260	386,260
International	5,444	11,415	19,991	24,493
Total	$349,616	$375,527	$990,771	$1,044,024

14.                               Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gain and losses from subsidiaries with functional currencies different than the Company’s reporting currency.  For the three and nine months ended July 3, 2005, the Company realized comprehensive income of $7.3 million and loss of $108.4 million, respectively.  For the three and nine months ended June 27, 2004, comprehensive income was $8.6 million and $34.8 million, respectively.  The Company realized net translation loss of $0.1 million and $0.5 million for the three months ended

July 3, 2005 and June 27, 2004, respectively.  The Company realized net translation gains of $0.1 million and loss of $0.2 million for the nine months ended July 3, 2005 and June 27, 2004, respectively.

15.                               Litigation

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims.  From time to time the Company establishes reserves for litigation that is considered probable of a loss.  In the third quarter of fiscal 2005, the Company recorded an additional charge of approximately $0.8 million related to a binding arbitration award of approximately $1.6 million against the Company in a contract dispute.  Although the Company has fully reserved for this award, it is pursuing an appeal.  Management’s opinion is that the resolution of the outstanding claims will not have a further material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has undertaken an investigation of certain possible irregularities at one of its operating units.  Based upon the work completed to date, there is no credible evidence of matters that could be expected to have a material impact on the Company’s financial statements.  The investigation has, however, disclosed certain matters that require further review before all corporate governance and related issues will be adequately addressed.  These actions will be completed in the near future.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth.  Although we expect to focus on internal growth during the remainder of fiscal 2005, we also expect to continue to pursue complementary acquisitions to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  Acquisitions of a certain size would require the approval of our lenders and noteholders.  In March 2004, we acquired Advanced Management Technology, Inc. (AMT), an engineering and program management firm that provides systems engineering, program management and information management services to federal government agencies.  As of July 3, 2005, we had approximately 7,300 full-time equivalent employees worldwide, located primarily in North America in approximately 300 locations.

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

We provide services to a diverse base of federal, state and local government agencies, commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Client Sector
Federal government	43.6%	43.8%	45.9%	42.3%
State and local government	17.2	15.7	16.3	16.3
Commercial	37.7	37.5	36.0	38.9
International	1.5	3.0	1.8	2.5
	100.0%	100.0%	100.0%	100.0%

We manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management reportable segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations.  Our infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations.  Our communications reportable segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies and cable operators.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Reportable Segment
Resource management	60.7%	56.9%	62.8%	58.6%
Infrastructure	32.2	32.4	32.6	31.3
Communications	7.1	10.7	4.6	10.1
	100.0%	100.0%	100.0%	100.0%

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Contract Type
Fixed-price	36.8%	35.5%	33.1%	34.9%
Time-and-materials	46.3	39.5	48.8	40.8
Cost-plus	16.9	25.0	18.1	24.3
	100.0%	100.0%	100.0%	100.0%

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

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies during the first 12 months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.  During the first half of fiscal 2005, all acquisitive revenue was generated by AMT, which is part of our infrastructure segment.  There was no acquisitive revenue in the third quarter of fiscal 2005.

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

TREND ANALYSIS

General.  Our operating results for the third quarter of fiscal 2005 reflect the execution of the business plan we initiated in fiscal 2004 to improve our profitability.  In particular, we continued to engage in consolidation and strategic realignment efforts, which focused on exiting from unprofitable commercial construction contracts.  We also identified and recorded contract losses, bad debt expenses and long-lived asset impairment charges in our civil infrastructure and wired communications businesses, as well as in one of our resource management operating units.  Further, we recorded an additional charge of approximately $0.8 million in connection with a binding arbitration award of approximately $1.6 million against one of our resource management operating units.

In the fourth quarter of fiscal 2005, management’s efforts will continue to focus on the exit from unprofitable construction contracts in one of our resource management operating units, the consolidation of our civil infrastructure and communications businesses and organic business growth.  We anticipate that these wind-down and consolidation efforts will continue through the first half of fiscal 2006.

Federal Government.  In general, our federal government business declined slightly from the comparable period last year and last quarter.  This resulted from a slowdown in U.S. Department of Defense (DoD) spending in our business areas and a reduction in our business with the U.S. Department of Energy (DOE).  We believe that the slowdown in DoD spending was related to the cost of war.  In addition, we experienced a reduction in our work in Iraq.  Further, there was a decline in our work with the DOE, which had been particularly strong last year due to the services we performed in connection with the 2004 Olympics.  We do not anticipate significant changes in our federal government business in the fourth quarter.

State and Local Government.  In general, state and local governments are beginning to recover from the budget constraints and economic conditions that persisted during fiscal 2004, and budget surpluses are expected in fiscal 2005.  During the first half of fiscal 2005, our workload for state and local government clients decreased due to increased local competition on bids and less authorized work under our indefinite quantity contracts.  In the third quarter, our workload increased and we believe this growth will continue in the fourth quarter.

Commercial.  In general, our business improved with our commercial clients, particularly in the resource management segment, due to an upturn in the U.S. economy, excluding the effect of our planned exit from the civil construction and wireless communications businesses.  Capital spending and discretionary environmental project funding increased in the third quarter of fiscal 2005, and we believe our commercial business will continue to follow the general trends in the U.S. economy.

RESULTS OF OPERATIONS

Overall, we experienced decreased revenue and lower project margins in the third quarter of fiscal 2005 versus the comparable period last year.  The decrease in revenue resulted primarily from our planned exit from the civil construction and wireless communications businesses.  The overall decrease in project margins was primarily due to charges resulting from the wind-down of certain non-performing civil construction contracts.

Revenue

The following table presents revenue by reportable segment:

	Three Months Ended				Nine Months Ended
	July 3, 2005	June 27, 2004	Change		July 3, 2005	June 27, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$239,209	$224,158	$15,051	6.7%	$673,789	$645,092	$28,697	4.4%
Infrastructure	96,771	108,324	(11,553)	(10.7)	281,314	289,472	(8,158)	(2.8)
Communications	31,587	55,916	(24,329)	(43.5)	76,578	140,878	(64,300)	(45.6)
Segment total	367,567	388,398	(20,831)	(5.4)	1,031,681	1,075,442	(43,761)	(4.1)
Elimination of inter-segment revenue	(17,951)	(12,871)	(5,080)	(39.5)	(40,910)	(31,418)	(9,492)	(30.2)
Total revenue	$349,616	$375,527	$(25,911)	(6.9)%	$990,771	$1,044,024	$(53,253)	(5.1)%

Our revenue for the three and nine months ended July 3, 2005 decreased $25.9 million, or 6.9%, and $53.2 million, or 5.1%, compared to the three and nine months ended June 27, 2004, respectively.  The principal reasons for the decrease are described by reportable segment as follows:

Resource Management.  For the three and nine months ended July 3, 2005, revenue increased $15.1 million, or 6.7%, and $28.7 million, or 4.4%, respectively, versus the comparable periods last year.  The increase resulted from growth in commercial environmental management work for our Fortune 500 clients in connection with their power utility and water resources programs.  The increase was partially offset by three factors.  First, there was a slowdown in our federal work from the DoD due to the cost of war and the slowdown of our unexploded ordnance (UXO) project in Iraq.  Second, we experienced a decline in our federal work with the DOE, which was particularly strong last year due to the services we performed in connection with the 2004 Olympics.  Third, there were revenue adjustments in one operating unit that performed fixed-price construction work outside of the segment’s normal scope of services.  We are exiting this type of construction work and expect the remaining backlog to consequently decrease in fiscal 2006.

Infrastructure.  For the three and nine months ended July 3, 2005, revenue decreased $11.6 million, or 10.7%, and $8.2 million, or 2.8%, respectively, versus the comparable periods last year.  For the three and nine months ended July 3, 2005, our civil infrastructure business experienced revenue declines of $6.3 million, or 8.7%, and $31.8 million, or 14.3%, respectively, versus the comparable periods last year.  The decline resulted from the execution of our business plan to improve profitability by closing and consolidating non-performing civil infrastructure operations.  As part of this plan, we reduced our workforce in the civil infrastructure business by approximately 16.0%, which adversely impacted our revenue.  The decline also resulted from increased local competition on bids for state and local government projects, less authorized work under our indefinite quantity contracts, and less subcontracting work.  The decline was offset in large part by the acquisitive revenue generated by AMT from federal government clients, particularly in the first half year of fiscal 2005.

Communications.  For the three and nine months ended July 3, 2005, revenue decreased $24.3 million, or 43.5%, and $64.3 million, or 45.6%, compared to the three and nine months ended June 27, 2004, respectively.   For the three and nine months ended July 3, 2005, revenue from the Nextel Operations, Inc. (Nextel) contract declined approximately $23.6 million and $54.8 million, respectively, versus the comparable periods last year due to our strategic decision to exit the wireless communications business and return work to Nextel.  The revenue decline also resulted from headcount reduction, and from closing and consolidating offices that performed civil construction work in the wired communications area.

Subcontractor Costs

Our subcontractor costs for the three and nine months ended July 3, 2005 decreased $5.4 million, or 4.8%, and $1.1 million, or 0.4%, compared to the three and nine months ended June 27, 2004, respectively.  Our subcontractor costs are generally passed through to our clients and can vary significantly from project to project and during different phases of the projects.  Typically, our program management activities on federal government contracts result in higher levels of subcontracting activities that are partially driven by government mandated small business set-aside requirements.  In addition, we typically utilize significant subcontractor activities to complete the fieldwork in our wireless business.  In fiscal 2005, we experienced lower subcontractor costs due to the return of wireless work to Nextel and fewer federal government projects that required subcontracting work.

Revenue, Net of Subcontractor Costs

The following table presents revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended				Nine Months Ended
	July 3, 2005	June 27, 2004	Change		July 3, 2005	June 27, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$147,252	$149,835	$(2,583)	(1.7)%	$436,926	$438,006	$(1,080)	(0.2)%
Infrastructure	78,129	85,354	(7,225)	(8.5)	226,455	233,727	(7,272)	(3.1)
Communications	17,260	27,985	(10,725)	(38.3)	32,166	75,964	(43,798)	(57.7)
Total revenue, net of subcontractor costs	$242,641	$263,174	$(20,533)	(7.8)%	$695,547	$747,697	$(52,150)	(7.0)%

For the three and nine months ended July 3, 2005, our revenue, net of subcontractor costs, decreased $20.5 million, or 7.8%, and $52.1 million, or 7.0%, compared to the three and nine months ended June 27, 2004, respectively, for the reasons described above under “Revenue.”

Resource Management.  For the three and nine months ended July 3, 2005, revenue, net of subcontractor costs, decreased $2.6 million, or 1.7%, and $1.1 million, or 0.2%, respectively, versus the comparable periods last year.  Our subcontractor costs increased $17.6 million, or 23.7%, and $29.8 million, or 14.4%, for the three and nine months ended July 3, 2005, respectively, versus the comparable periods last year, which more than offset the increase in revenue described above.  These subcontractor costs were related to reconstruction work in Iraq and construction management work which required additional subcontractor activity.

Infrastructure.  For the three and nine months ended July 3, 2005, revenue, net of subcontractor costs, decreased $7.2 million, or 8.5%, and $7.3 million, or 3.1%, respectively, versus the comparable periods last year for the reasons described above under “Revenue.”

Communications.  For the three and nine months ended July 3, 2005, revenue, net of subcontractor costs, decreased $10.7 million, or 38.3%, and $43.8 million, or 57.7%, respectively, versus the comparable periods last year, for the reasons described above under “Revenue.”  For the three and nine months ended July 3, 2005, revenue, net of subcontractor costs, from the Nextel contract declined approximately $10.5 million and $30.1 million, respectively, versus the comparable periods last year for the reasons described above under “Revenue.”

The following table presents the percentage relationship to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	83.0	83.5	90.6	81.4

Gross profit	17.0	16.5	9.4	18.6
Selling, general and administrative expenses	10.6	9.9	13.1	9.9
Impairment of goodwill and other intangible assets	—	—	15.2	—

Income (loss) from operations	6.4	6.6	(18.9)	8.7
Interest expense – net	1.4	0.9	1.3	0.9

Income (loss) before income tax expense	5.0	5.7	(20.2)	7.8
Income tax expense (benefit)	1.8	2.3	(4.5)	3.1

Net income (loss)	3.2%	3.4%	(15.7)%	4.7%

Other Contract Costs

The following table presents other contract costs by reportable segment:

	Three Months Ended				Nine Months Ended
	July 3, 2005	June 27, 2004	Change		July 3, 2005	June 27, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$124,892	$119,839	$5,053	4.2%	$368,879	$349,641	$19,238	5.5%
Infrastructure	63,194	72,692	(9,498)	(13.1)	195,052	189,816	5,236	2.8
Communications	13,389	27,220	(13,831)	(50.8)	66,088	68,841	(2,753)	(4.0)
Total other contract costs	$201,475	$219,751	$(18,276)	(8.3)%	$630,019	$608,298	$21,721	3.6%
Other contract costs as a percentage of revenue, net of subcontractor costs	83.0%	83.5%			90.6%	81.4%

Other contract costs for the three and nine months ended July 3, 2005 decreased $18.3 million, or 8.3%, and increased $21.7 million, or 3.6%, compared to the three and nine months ended June 27, 2004, respectively.  The decrease in the three-month period was in line with the revenue reduction.  The increase in the nine-month period was due primarily to the recognition of contract losses in the second quarter of fiscal 2005.  These losses were caused by contract execution and overhead inefficiencies in the civil infrastructure and communications businesses, and by one resource management operating unit that performed fixed-price construction work as described below.  For the three and nine months ended July 3, 2005, as a percentage of revenue, net of subcontractor costs, other contract costs were 83.0% and 90.6%, respectively, compared to 83.5% and 81.4% for the three and nine months ended June 27, 2004, respectively.  For the fiscal 2005 nine-month period, in addition to the absolute dollar increase, the percentage increase was due to the revenue reduction associated with the Nextel contract in the second quarter of fiscal 2005.

Resource Management.  For the three and nine months ended July 3, 2005, other contract costs increased $5.1 million, or 4.2%, and $19.2 million, or 5.5%, compared to the three and nine months ended June 27, 2004, respectively.  This segment incurred contract losses from one operating unit that performed fixed-price construction work outside of the segment’s normal scope of services.  Further, additional other contract costs were incurred in connection with an arbitration award against us in a contract dispute.  The absolute dollar increase was also caused by higher costs relative to revenue due to the change in our mix of business, which resulted in an increased percentage of contracts with lower profit margins.  For the three and nine months ended July 3, 2005, as a percentage of revenue, net of subcontractor costs, other contract costs were 84.8% and 84.4%, compared to 80.0% and 79.8% for the three and nine months ended June 27, 2004, respectively.

Infrastructure.  For the three and nine months ended July 3, 2005, other contract costs decreased $9.5 million, or 13.1%, and increased $5.2 million, or 2.8%, compared to three and nine months ended June 27, 2004, respectively.  As a percentage of revenue, net of subcontractor costs, for the three and nine months ended July 3, 2005, other contract costs were 80.9% and 86.1% compared to 85.2% and 81.2% for the three and nine months ended June 27, 2004, respectively.  For the three months ended July 3, 2005, other contract costs were more in line with revenue as a result of our efforts in earlier periods to close and consolidate non-performing civil infrastructure operations.  For the same quarter last year, the higher percentage was primarily due to higher than expected costs in the civil infrastructure operations.  For the nine months ended July 3, 2005, the absolute dollar increase resulted from the AMT acquisition, compared to the comparable period last year.  The percentage increase was due to contract losses recognized in the second quarter of fiscal 2005, as well as other fixed costs such as workforce overcapacity resulting from lower utilization rates and on-going facility costs in the civil infrastructure business.

Communications.  For the three and nine months ended July 3, 2005, other contract costs decreased $13.8 million, or 50.8%, and $2.8 million, or 4.0%, compared to the three and nine months ended June 27, 2004, respectively.  This segment experienced significant contract losses during the second half of fiscal 2004 and the second quarter of fiscal 2005 due to contract concessions, cost overruns, workforce overcapacity and substantial charges in connection with our decision to exit the wireless communications business last quarter.

Gross Profit

The following table presents gross profit by reportable segment:

	Three Months Ended				Nine Months Ended
	July 3, 2005	June 27, 2004	Change		July 3, 2005	June 27, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$22,360	$29,996	$(7,636)	(25.5)%	$68,047	$88,365	$(20,318)	(23.0)%
Infrastructure	14,936	12,662	2,274	18.0	31,404	43,911	(12,507)	(28.5)
Communications	3,870	765	3,105	405.9	(33,923)	7,123	(41,046)	(576.2)
Total gross profit	$41,166	$43,423	$(2,257)	(5.2)%	$65,528	$139,399	$(73,871)	(53.0)%
Gross profit as a percentage of revenue, net of subcontractor costs	17.0%	16.5%			9.4%	18.6%

Gross profit for the three and nine months ended July 3, 2005 decreased $2.3 million, or 5.2%, and $73.9 million, or 53.0%, compared to the three and nine months ended June 27, 2004, respectively.  In the second quarter of fiscal 2005, gross profit was adversely impacted by the previously described revenue reduction and the recording of loss reserves on the Nextel contract, as well as other contract losses in our civil infrastructure business and in one resource management unit.  In addition, we completed work on previously recognized loss contracts without any profit recognition in fiscal 2005, which reduced our overall gross profit.  As a percentage of revenue, net of subcontractor costs, our gross profit was 17.0% for the three months ended July 3, 2005 compared to gross profit of 16.5% for the comparable period last year; and our gross profit decreased to 9.4% for the nine months ended July 3, 2005 from 18.6% for the comparable period last year.  In addition to the reasons described above, the decrease resulted from an increased percentage of contracts with lower profit margins.  This decrease was offset by the overhead cost containment which started to improve in the third fiscal quarter, particularly in the civil infrastructure and communications businesses.

Resource Management.  For the three and nine months ended July 3, 2005, gross profit decreased $7.6 million, or 25.5%, and $20.3 million, or 23.0%, compared to the three and nine months ended June 27, 2004, respectively.  The decrease was due primarily to increased contract costs in one operating unit that performed fixed-price construction work outside the segment’s normal scope of services.  In addition, in fiscal 2005, this segment experienced an increased percentage of contracts with lower profit margins, compared to the comparable period last year.  Further, an arbitration award adversely impacted this segment’s gross profit.

Infrastructure.  For the three and nine months ended July 3, 2005, gross profit increased $2.3 million, or 18.0%, and decreased $12.5 million, or 28.5%, compared to the three and nine months ended June 27, 2004, respectively.  The decrease for the nine-month period was due primarily to losses on certain contracts and overcapacity in headcount and facilities in the civil infrastructure business from the first half of fiscal 2005.  The decrease in gross profit was offset in part by our systems support and security businesses.  In this fiscal quarter, we managed our overhead costs to be in line with our revenue as we continued the process of consolidating our operations by closing and combining offices, reducing headcount and streamlining management.   This process will continue, to a lesser extent, through the fourth quarter of fiscal 2005.

Communications.  For the three and nine months ended July 3, 2005, gross profit increased $3.1 million and decreased $41.0 million, compared to the three and nine months ended June 27, 2004, respectively.  This segment experienced significant contract losses during the second half of fiscal 2004 due to contract concessions, cost overruns and workforce overcapacity.  In the second quarter of fiscal 2005, we recognized $37.6 million in loss adjustments relating to the Nextel contract in connection with the decision to exit the wireless business.  Based on the revised revenue and cost estimates, the remaining Nextel project is expected to be performed at breakeven until completion.  Accordingly, we will continue to experience overall lower gross profit.  In addition, we will continue the process of closing offices and consolidating our wired business through the end of fiscal 2005.

Selling, General and Administrative Expenses

For the three months ended July 3, 2005, our SG&A expenses were relatively flat, versus the comparable period last year; while for the nine months ended July 3, 2005, our SG&A expenses increased $17.0 million, or 22.9%, versus the comparable period last year.  In the third quarter of fiscal 2005, we incurred additional SG&A expenses of approximately $2.5 million in connection with the requirements of the Sarbanes-Oxley Act of 2002 (SOX) and, to a lesser extent, the charges associated with litigation, the implementation of our enterprise resource planning (ERP) system and the amendment of our debt agreements.  These additional expenses offset the reduction in SG&A expenses that resulted from our consolidation efforts in the civil infrastructure and communications business areas.  Further, we recorded a credit adjustment of $0.7 million due to a favorable settlement of an equipment lease dispute in the third quarter of fiscal 2005.  For the nine-month period of fiscal 2005, overall our SG&A expenses increased due to the recording of significant costs related to bad debt expenses, lease exit costs, legal expenses and, to a lesser extent, the charges associated with the requirements of (SOX), the implementation of our ERP system and severance.

For the three and nine months ended July 3, 2005, as a percentage of revenue, net of subcontractor costs, our SG&A expenses increased to 10.6% and 13.1%, respectively, from 9.9% for both the three and nine months ended June 27, 2004.  Our SG&A expenses will continue to vary as a percentage of revenue, net of subcontractor costs, as we continue implementation of our ERP system, comply with the requirements of (SOX) and enhance the efficiency of our administrative and back-office functions throughout our organization.

Goodwill Impairment

In the second quarter of fiscal 2005, we performed an interim test of goodwill for impairment as prescribed by SFAS No. 142 for our infrastructure segment due to the loss from operations and the downward forecast of our future operating income and cash flows.  The downward forecast reflects our consolidation and strategic realignment efforts on exiting from unprofitable commercial construction contracts.  As a result, we recognized a non-cash impairment charge in the amount of $105.0 million.

Income (Loss) from Operations

The following table presents income (loss) from operations by reportable segment:

	Three Months Ended				Nine Months Ended
	July 3, 2005	June 27, 2004	Change		July 3, 2005	June 27, 2004	Change
			$	%			$	%
	($ in thousands)
Resource management	$9,274	$16,648	$(7,374)	(44.3)%	$25,783	$49,481	$(23,698)	(47.9)%
Infrastructure	5,681	4,551	1,130	24.8	2,083	19,967	(17,884)	(89.6)
Communications	1,001	(2,993)	3,994	133.4	(47,914)	(1,660)	(46,254)	(2,786.4)
Segment total	15,956	18,206	(2,250)	(12.4)	(20,048)	67,788	(87,836)
Impairment of goodwill and other intangible assets	—	—	—	0.0	(105,612)	—	(105,612)	(100.0)
Amortization of intangibles and other expense	(614)	(767)	153	19.9	(5,455)	(2,443)	(3,012)	(123.3)
Total income/(loss) from operations	$15,342	$17,439	$(2,097)	(12.0)%	$(131,115)	$65,345	$(196,460)	(300.7)%
Income/(loss) from operations as a percentage of revenue, net of subcontractor costs	6.3%	6.6%			(18.9)%	8.7%

Income from operations for the three and nine months ended July 3, 2005 decreased $2.1 million and $196.4 million, respectively, versus the comparable periods last year.  For the three-month period, the decrease in fiscal 2005 reflects costs associated with our exit from unprofitable commercial construction contracts.  This exit resulted in lower revenue and the recording of contract losses and charges related to the wind-down of certain non-performing contracts.  Further, we incurred increased SG&A expenses related to (SOX) compliance and, to a lesser extent, litigation claim accruals, long-lived asset impairment charges, and costs associated with the implementation of our ERP system and the amendment of our debt agreements.  These charges were partially offset by the growth in our power utility and water resources programs with our commercial clients.

For the nine-month period, the decrease in fiscal 2005 was due to the reasons described above for the three-month period.  In addition, we recorded a non-cash impairment charge of $105.0 million and increased SG&A costs related to bad debt expenses, lease exit costs and severance.  These losses were also offset in part by the income from AMT.

Resource Management. For the three and nine months ended July 3, 2005, income from operations decreased $7.4 million, or 44.3%, and $23.7 million, or 47.9%, compared to the three and nine months ended June 27, 2004.  The decrease resulted from the decline in gross profit as described above.

Infrastructure.  For the three and nine months ended July 3, 2005, income from operations increased $1.1 million and decreased $17.9 million, compared to the three and nine months ended June 27, 2004, respectively.  The decrease resulted from the decline in gross profit in our civil infrastructure business as described above.

Communications.  For the three and nine months ended July 3, 2005, we realized income from operations of $1.0 million and a loss from operations of $47.9 million, respectively, compared to a loss from operations of $3.0 million and $1.7 million for the comparable periods last year, for the reasons described above under “Revenue” and “Other Contract Costs.”

Net Interest Expense

For the three and nine months ended July 3, 2005, our net interest expense increased $1.1 million, or 44.7%, and $1.8 million, or 25.0%, respectively, versus the comparable periods last year.  The increase resulted primarily from higher borrowings required for operations, increased amortization of deferred loan costs, higher interest rates on our debt and increased fees under our amended credit and note purchase agreements.

Income Tax Expense (Benefit)

For the three and nine months ended July 3, 2005, our income tax expense decreased $1.5 million and  $54.7 million, respectively, versus the comparable periods last year primarily due to lower income.  For the three and nine months ended July 3, 2005, our effective tax rates decreased to 37.7% and 22.4%, respectively, from 40.0%, versus the comparable periods last year. The decrease in the year-to-date effective tax rate was principally caused by the nondeductibility of a majority of the goodwill impairment charge incurred in the second quarter of fiscal 2005.  This impairment charge had a significant impact on the effective tax rate for the second quarter of fiscal 2005.

Net Income (Loss)

Net income was $7.4 million and net loss was $108.5 million for the three and nine months ended July 3, 2005, respectively, compared to net income of $9.0 million and $35.0 million for the comparable periods last year, for the reasons described above under “Income (Loss) from Operations,” “Net Interest Expense,” and “Income Tax Expense (Benefit).”

Liquidity and Capital Resources

Working Capital.  As of July 3, 2005, our working capital was $143.0 million, a decrease of $1.8 million from $144.8 million as of October 3, 2004.  Cash and cash equivalents totaled $21.5 million as of July 3, 2005, compared to $48.0 million as of October 3, 2004.

Operating and Investing Activities.  For the nine months ended July 3, 2005, net cash of $16.3 million was provided by operating activities and $14.6 million was used in investing activities, of which $8.3 million was related to the acquisition of AMT in March 2004 and Engineering Management Concepts, Inc. in July 2003.  For the nine months ended June 27, 2004, net cash of $22.3 million was used in operating activities and $41.5 million was used in investing activities.

Our net accounts receivable decreased $51.3 million, or 13.7%, to $323.4 million as of July 3, 2005 from $374.6 million as of October 3, 2004.  This decrease resulted from our focus on collection efforts, and, in the second quarter of fiscal 2005, the impact of the work reduction under the Nextel contract and provisions on receivables.

Capital Expenditures.  Our capital expenditures for the nine months ended July 3, 2005 and June 27, 2004 were $6.8 million and $11.1 million, respectively.  This reduction resulted from minimal equipment purchases in the communications business, which was historically capital-intensive, and lower capitalized costs associated with the ERP system as we are now in the implementation phase.  We estimate that the capitalized costs associated with the development of the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $2.5 million for fiscal 2005.  Installation of the ERP software in our business units began in fiscal 2005.  As of May 2005, the system had been installed at corporate headquarters and in three operating units, which represent approximately 10.0% of our consolidated revenue.  Implementation of the system in our remaining business operations will be phased in over the next three years.

Debt Financing.  We have a credit agreement with several financial institutions, which was amended in July 2004, December 2004 and May 2005 (Credit Agreement).  The May 2005 amendment decreased the commitment under our revolving credit facility (Facility) from $235.0 million to $150.0 million.  However, the maximum availability under the Facility is limited to $125.0 million until we receive additional approvals from our lenders.  As part of the Facility, we may request standby letters of credit up to the aggregate sum of $100.0 million. The Facility matures on July 21, 2009, or earlier at our discretion, upon payment in full of loans and other obligations.

As of July 3, 2005, borrowings under the Facility totaled $25.0 million and were classified as a long-term liability as described above.  In addition, standby letters of credit under the Facility totaled $12.0 million as of that date.  The May 2005 amendment increased the pricing for borrowings under the Facility.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004 and May 2005 (Note Purchase Agreement). The Series A Notes, in the original amount of $92.0 million are payable semi-annually and mature on May 30, 2011. The Series B Notes, in the original amount of $18.0 million are payable semi-annually and mature on May 30, 2008.  The May 2005 amendment increased the interest rates on the Series A Notes from 7.28% to 8.28% and on the Series B Notes from 7.08% to 8.08%.  However, these interest rates will return to their pre-amendment rates if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

As of July 3, 2005, the outstanding principal balance on the Senior Notes was $89.7 million. Scheduled principal payments of $16.7 million are due on May 30, 2006 and, accordingly, were included in current portion of long-term obligations. The remaining $73.0 million was included in long-term obligations as of July 3, 2005.

The May 2005 amendments to the Credit and Note Purchase Agreements revised the financial compliance criteria.  We were not in compliance with certain financial covenants before the amendment but met all the revised  covenant requirements as of July 3, 2005.  We expect to be in compliance over the next 12 months.

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

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin. However, current general economic conditions may impact our client base and, as such, may impact our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Recently Issued Financial Standards

In December 2004, the FASB issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods – each having different reporting implications.  For us, the effective date for FAS 123R is the annual period beginning after July 15, 2005 (i.e., the first quarter of fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation of the effect of adoption of FAS 123R.  However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant financial impact on our financial position, results of operations or cash flows.

Financial Market Risks

We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our Credit Agreement.  Effective as of April 3, 2005, we may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% or the bank’s reference rate) plus a margin which ranges from 0.65% to 1.225%, or (b) a eurodollar rate plus a margin which ranges from 1.65% to 2.25%. In addition, we pay a facility fee on the total commitment.

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

Our outstanding Senior Notes bear interest at a fixed rate.  As of May 12, 2005, the Series A Notes bear interest at 8.28% and are payable at $13.1 million per year through May 2011. As of May 12, 2005, the Series B Notes bear interest at 8.08% and are payable at $3.6 million per year through May 2008.  If interest rates increased by 1.0%, the fair value of the Senior Notes could decrease by $2.4 million. If interest rates decreased by 1.0%, the fair value of the Senior Notes could increase by $2.5 million.  The interest rates on the Senior Notes will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

We are scheduled to repay $17.9 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.2 million is related to other debt. Assuming we do repay the remaining $1.1 million ratably during the next 12 months and borrowings under the Facility remain at $25.0 million for the next 12 months, our annual interest expense could increase or decrease by $0.3 million when our average interest rate increases or decreases by 1.0%.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2005, we derived approximately 60.8% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 43.6% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2005 as follows: 23.6% from the U.S. Department of Defense (DoD), 7.1% from the Environmental Protection Agency, 3.9% from the U.S. Department of Energy and 9.0% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

•                  We compete with others to acquire companies which may result in decreased availability of, or increased price for, suitable acquisition candidates;

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

Adverse resolution of an Internal Revenue Service examination process may harm our operating results or financial condition

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2003. The major issue raised by the IRS relates to the $14.5 million of research and experimentation credits (R&E credits) that we recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize the difference and the change in our aggregate estimate as income tax expense in the period in which the determination is made.

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

Our international operations expose us to risks such as foreign currency fluctuations, different business cultures, laws and regulations

During the third quarter of fiscal 2005, we derived approximately 1.5% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2005, we derived approximately 37.7% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of July 3, 2005 was $951.2 million. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In the third quarter of fiscal 2005, subcontractor costs comprised 30.6% of our revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our industry is highly competitive and we may be unable to compete effectively

We provide specialized consulting, engineering and technical services in the areas of resource management, infrastructure and communications to a broad range of government and commercial sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large national firms. Some of our competitors have achieved substantially more market penetration in certain markets in which we compete. In addition, some of our competitors have substantially more experience, financial resources and/or financial flexibility than we do.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, we are allowed to select from two alternative transition methods – each having different reporting implications. The effective date for FAS 123R for us is the first annual period beginning after July 15, 2005 (i.e., the first quarter of our fiscal 2006), and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have not completed our evaluation of the effect of adoption of FAS 123R.  However, due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on our financial position, results of operations or cash flows.

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

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures.  As of July 3, 2005, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” including the effect of the material weakness as discussed below.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  To address this material weakness, management performed additional analysis and other post-closing procedures to ensure our financial statements at July 3, 2005 were prepared in accordance with GAAP.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2004, we restated our financial statements for the fiscal years ended in 2001 through 2003.  Management continues to believe that a number of factors contributed to conditions that led to the need to restate prior years’ financial statements and, as a result, we concluded that a material weakness existed in our internal controls.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The principal factors contributing to this condition were the failure to properly apply generally accepted accounting principles in certain project and litigation related circumstances and insufficient coordination between accounting and operational personnel on project management and forecast disciplines.  We have taken actions throughout fiscal year 2005 to remediate this material weakness as further discussed below.

Changes in internal control over financial reporting.  During the third quarter of fiscal 2005, we continued to implement remediation steps to address the material weakness described above.  As of July 3, 2005, the status of our remediation plan was as follows:

•      We have implemented increased levels of review and approval relative to complex and judgmental accounting issues;

•      Our internal legal counsel, operations management and financial management have implemented new procedures and guidelines to analyze all litigation, potential litigation and claims;

•      We have initiated a plan to add personnel with technical accounting expertise.  This plan includes the hiring of segment controllers and additional resources in our corporate accounting group.  We have added certain key personnel and will continue to do so until the plan is completed in fiscal 2005;

•      We have reconfigured our finance and accounting organization such that all operating unit controllers now report directly to our corporate accounting management.  Previously, certain finance management had reported to management at their operating units;

•      We have implemented project management and contract accounting training initiatives.  To date, all financial and accounting management have been trained.  Phase one training for project management is in process and is expected to be completed in fiscal 2005.  This training will be on-going in the future; and

•      We have developed and implemented a regular review of the accounting for all significant contracts that includes proper coordination between financial and operational management.

During the fourth quarter of fiscal 2005 and the year-end closing process, we expect to complete the open points in this remediation plan and complete our testing to validate that all newly implemented controls are operating as designed.

Other than as described above, there was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  From time to time we establish reserves for litigation that is considered probable of a loss.  In the third quarter of fiscal 2005, we recorded an additional charge of approximately $0.8 million related to a binding arbitration award of approximately $1.6 million against us in a contract dispute.  Although we have fully reserved for this award, we are pursuing an appeal.  Management’s opinion is that the resolution of the outstanding claims will not have a further material adverse effect on our financial position, results of operations or cash flows.

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

We have undertaken an investigation of certain possible irregularities at one of our operating units.  Based upon the work completed to date, there is no credible evidence of matters that could be expected to have a material impact on our financial statements.  The investigation has, however, disclosed certain matters that require further review before all corporate governance and related issues will be adequately addressed.  These actions will be completed in the near future.

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

Dated: August 12, 2005	TETRA TECH, INC.

	By:	/s/ Li-San Hwang
Li-San Hwang
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)