Form 10-K
period 2005-10-02
TETRA TECH INC
filed 2005-12-16
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2005.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 0-19655

TETRA TECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4148514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3475 East Foothill Boulevard, Pasadena, California  91107

(Address of principal executive offices) (zip code)

(626) 351-4664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on April 1, 2005 was $694.2 million (based upon the closing price of a share of registrant’s common stock as reported by the Nasdaq National Market on that date).

On December 2, 2005, 57,124,174 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Annual Report to Stockholders for the fiscal year ended October 2, 2005 are incorporated by reference in Part I and Part II of this report where indicated. Portions of registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated by reference from our 2005 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Risk Factors,” and elsewhere herein and in the 2005 Annual Report to Stockholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.   Business

General

We are a leading provider of consulting, engineering and technical services in the areas of resource management and infrastructure. We also provide communications services. As a consultant, we assist our clients in defining problems and developing innovative and cost-effective solutions. These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, program management, construction, construction management, and operations and maintenance.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth. We expect to focus on internal growth, and to continue to pursue complementary acquisitions to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of the end of fiscal 2005, we had more than 7,200 full-time equivalent employees worldwide, located primarily in North America in more than 270 locations.

Our operating results for fiscal 2005 reflect the execution of the business plan we initiated in fiscal 2004 to improve our profitability. In particular, we have been engaged in consolidation and strategic realignment efforts, which focused on exiting from unprofitable commercial contracts. As part of this process, we identified and recorded contract losses, bad debt expenses, goodwill impairment charges and certain other consolidation costs. These activities resulted in operating losses in fiscal 2005.

We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. The mailing address of our headquarters is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate website is located at www.tetratech.com. Through a link on the Investors section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC):  our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act. All such filings are available free of charge.

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

Resource Management.   The world’s natural resources (water, air and soil) are interdependent and create a delicate balance. Factors such as agricultural and residential development, commercial construction and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. Government and commercial organizations are focusing on resource management to comply with environmental laws and regulations, respond to public pressure and attain operating efficiencies. Two areas particularly affected by these trends are water management and waste management.

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

Infrastructure.   Continued population growth and increased user expectations place significant strains on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, transportation, pipelines, and communication and power networks, as well as educational, recreational and correctional facilities. In addition, as existing facilities age, they require upgrading or replacement. Further, the trend toward outsourcing of services is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient alternatives. After September 11, 2001, the need to protect civil infrastructure and provide additional security and communications-related infrastructure became significant. The federal government has increasingly turned to professional service firms to provide these services, particularly at seaports and airports. These factors have increased the need for planning, engineering design, program management, construction management, and operations and maintenance services of the type that we provide.

Communications.   Technological change and government deregulation have spurred sweeping changes in the communications infrastructure industry. Various service providers are consolidating in order to offer their subscribers a comprehensive set of services and to maintain dominance in their markets. As these trends continue, network service providers have turned to professional service firms for advice and assistance in planning, deploying and maintaining their communications infrastructure.

The Tetra Tech Solution

Tetra Tech provides consulting, engineering and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions and implementing those solutions. The Engineering News Record dated July 2005 ranked us as the leader in water supply, treatment and desalination, transmission lines and aqueducts, and site assessment and compliance of the Top 500 Design Firms. In addition, we were ranked in the top ten in other categories including dams and reservoirs, hazardous waste, nuclear waste, and marine and port facilities. The following factors distinguish us from our competitors:

Understanding Client Needs.   The ability to identify client needs is essential to strategic planning and execution. Even before the proposal process begins, we assist our clients by helping them define their business objectives and strategies and identify issues that are critical to their success. We strive to develop numerous contacts at various levels within our clients’ organizations to help us identify the key issues from a variety of perspectives. We believe that our long history and exposure to a broad client base increases our awareness of the issues being confronted by organizations and thereby helps us identify and solve our clients’ problems.

Capitalizing on Our Extensive Technical Experience.   Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, historically focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation and educational facilities. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems without the time-consuming process of developing new approaches.

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

Providing Broad Geographic Coverage and Local Expertise.   We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence, and currently have limited operations in Afghanistan, Canada, China, Germany, Greece, India, Iraq, Japan, the Netherlands, Peru, the Philippines and Poland.

Company Strategy

Our objective is to become the leading provider of consulting, engineering and technical services in our chosen business areas. To achieve this objective, we plan to continue the following primary strategies that we believe have been integral to our success:

Strengthen Project and Financial Performance.   We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our attempts to promptly bill and collect accounts receivable, negotiate appropriate contract terms and manage our contract performance to minimize schedule delays and cost overruns. We believe that our focus on the improvement of our project and financial disciplines enables us to generate cash flow through operations and thereby fund internal growth and acquisitions.

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

Services

We provide our clients with consulting, engineering and technical services that focus on our clients’ specific needs. We offer these services individually or as part of our full service approach to problem solving. We are currently performing services under contracts ranging from small site investigations to large and complex infrastructure projects. Our service offerings include:

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

Reportable Segments

We managed our business in three reportable segments in fiscal 2005:  resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management reportable segment provides engineering and consulting services related primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations. Our infrastructure reportable segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. Our communications reportable segment provides network planning, engineering, site acquisition, construction and construction management services to telecommunications companies, wireless service providers and cable operators.

Because of our decision to exit the wireless business and the nature of the communications infrastructure services we currently provide, we began implementing a plan to consolidate our remaining communications business into our infrastructure segment in late fiscal 2005. That process has continued in the first quarter of fiscal 2006, and we are analyzing the impact on our reportable segment disclosures.

The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, attributable to our reportable segments:

	Fiscal Year
Reportable Segment	2005	2004	2003
Resource management	63.9%	60.1%	59.0%
Infrastructure	33.5	32.3	32.7
Communications	2.6	7.6	8.3
	100.0%	100.0%	100.0%

Financial information for these segments can be found in Note 15, “Reportable Segments,” included under the heading “Notes to Consolidated Financial Statements” in our 2005 Annual Report to Stockholders, which is incorporated by reference herein.

Resource Management

One of our major concentrations is water resource management, in which we have a leading position in understanding the interrelationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, program management, and operations and maintenance. Our service offerings in the resource management segment are focused on the following project areas:

Surface Water Projects:   Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. Over the past 39 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to federal government clients such as the EPA, the U.S. Department of Defense (DoD) and the U.S. Department of Energy (DOE), and to a broad base of commercial sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local government agencies, particularly in the area of watershed management.

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

Infrastructure

In our infrastructure segment, we focus on the development of water infrastructure projects; institutional facilities; commercial, recreational, and leisure facilities; transportation projects; and systems and security projects. These facilities and projects are an essential part of everyday life and also sustain economic activity, the security of our infrastructure, and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering design, program management, construction management, and operations and maintenance. Our service offerings in the infrastructure segment are focused on the following project areas:

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

Transportation Project:   We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations, airport expansions, bridges, major highways, and the repair, replacement and upgrading of older transportation facilities.

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

Communications

In the communications segment, we focus on the delivery of technical solutions necessary to design and build communications infrastructure projects. Our capabilities support various technologies including broadband and wireless communications. Our communications clients seek consulting, engineering design, program management and construction management services. Our service offerings are focused in the areas of network feasibility, planning, engineering, development and maintenance.

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

• Providing engineering, project management, and construction management to help reconstruct Iraq for the U.S. Army Corps of Engineers.

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

• Providing program management services for environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.

Segment	Representative Projects
• Providing environmental restoration services at Base Realignment and Closure (BRAC) sites for various agencies within the DoD.

•  Serving as prime contractor for National Environmental Policy Act studies at DOE facilities. The work helps ensure that the DOE’s proposed defense and energy related actions comply with applicable environmental regulations.

Infrastructure

•  Implementing production process engineering efficiencies. Upgrading information management systems and implemented ISO 14000 compliant environmental management systems for several Fortune 50 industrial clients.

• Providing planning, engineering and systems integration services to support the change from ground-based navigation to satellite navigation for all civil aviation in the United States.
• Providing engineering and technical support services to create a national missile defense system.
• Providing engineering design services for the upgrade of building systems, including air, power and data distribution systems, for several locations of a major luxury hotel chain.
• Providing multi-modal transportation planning and design services for Boston, Massachusetts’ first citywide transportation plan since the 1960s.
• Providing engineering and construction management services for the upgrade of water distribution and treatment facilities serving Atlanta, Georgia.
• Providing planning and engineering design services for a new educational facility in Corning, New York.
• Providing engineering and design services for integrated voice, video and data networks inside buildings for large corporations, colleges and health care facilities nationwide.
Communications	• Assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network in the western and midwestern United States.
• Providing engineering design and construction management services for a fiber-to-the-premise network for 14 cities in Utah.

Clients

We provide services to a diverse base of federal, state and local government agencies and commercial and international clients. The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, attributable to our client sectors:

	Fiscal Year
Client Sector	2005	2004	2003
Federal government	47.5%	45.5%	34.8%
State and local government	16.5	16.5	20.9
Commercial	35.7	37.1	44.0
International	0.3	0.9	0.3
	100.0%	100.0%	100.0%

Federal government agencies are among our most significant clients. During fiscal 2005, the DoD, EPA and DOE accounted for approximately 26.4%, 7.2% and 4.6%, respectively, of our revenue, net of subcontractor costs. By comparison, during fiscal 2004, the DoD, EPA and DOE accounted for approximately 27.7%, 6.8% and 4.9%, respectively, of our revenue, net of subcontractor costs. We often support multiple programs within a single federal agency, both domestically and internationally. We assist state and local government clients in a variety of jurisdictions across the country. No single state or local government client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2005. Our commercial sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No single commercial sector client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2005.

The following table presents a list of representative clients in our three segments. We have not included international clients because they represent a significantly smaller percentage of our client base.

`	Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial
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

Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; General Motors Corporation; Lowe’s Company; Marriott Corporation
Communications		Utah Telecommunications Open Infrastructure Agency (UTOPIA)	Comcast Cable Communications, Inc.; Verizon Communications

Contracts

Our services are billed under three principal types of contracts with our clients:  fixed-price, time-and-materials, and cost-plus. The following table presents, for the periods indicated, the approximate percentage of our revenue, net of subcontractor costs, derived from these types of contracts:

	Fiscal Year
Contract Type	2005	2004	2003
Fixed-price	33.0%	32.4%	37.1%
Time-and-materials	48.3	42.7	41.2
Cost-plus	18.7	24.9	21.7
	100.0%	100.0%	100.0%

Our clients select the type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client’s discretionary periodic assessment of our performance on that contract.

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

Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us in certain cases from bidding for or performing government contracts resulting from or related to certain work we have performed. In addition, services performed for a commercial or government sector client may create conflicts of interest that preclude or limit our ability to obtain work for a private organization. We attempt to identify actual or potential conflicts of interest and to minimize the possibility that such conflicts could affect our work under current contracts or our ability to compete for future contracts. We have, on occasion, declined to bid on a project because of an existing or potential conflict of interest.

Our contracts with the federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency (DCAA). The DCAA generally seeks to: (1) identify and evaluate all activities that either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor’s policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses compliance by us with Cost Accounting Standards (CAS) and defective-pricing clauses found within the Federal Acquisition

Regulations (FAR). The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

The DCAA also reviews all types of federal proposals, including those of award, administration, modification and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is also conducted during the proposal review period. During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

We maintain controls to avoid the occurrence of fraud and other unlawful activities due to our corporate policies and the severity of the legal remedies available to the government, including the required payment of damages and/or penalties, criminal and civil sanctions, and debarment. In addition, we maintain preventative audit programs and mitigation measures to ensure that appropriate control systems are in place.

We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees the contractor’s performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

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

Most business development activities are performed through our local offices by technical or project management staff. We believe that these offices and personnel have a greater understanding of local issues, laws and regulations and, therefore, can better target their marketing activities. These business development activities are coordinated by operations managers located in certain of our offices. These activities include meetings with potential clients and state, county and municipal regulators, presentations to civic and professional organizations and seminars on current technical topics.

Acquisitions and Divestitures

We have historically acquired a significant number of companies and we expect to make future acquisitions. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. Acquisitions in excess of a certain size will require the approval of our lenders and noteholders. Prior acquisitions have resulted in a wide range of outcomes, including some that have not performed as we had anticipated. We have divested one operating unit and arranged to sell two operating units due to operating and financial performance concerns. The risks associated with acquisitions and divestitures are more fully discussed in the section of this Report entitled “Risk Factors.”

Competition

The market for our services is generally highly competitive. We often compete with many other firms ranging from small regional firms to large international firms that may have greater financial and marketing resources.

We perform a broad spectrum of consulting, engineering and technical services across the resource management, infrastructure and communications segments. Services within these segments are provided to a client base that includes federal agencies, such as the DoD, the DOE, the U.S. Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the commercial sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The range of competitors for any one procurement can vary from one to 100 firms, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm’s service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

We believe that our principal competitors include, in alphabetical order, AECOM Technology Corporation;  Anteon Corporation; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Computer Associates International, Inc.; Earth Tech, Inc., a subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; MasTec, Inc.; MWH Global, Inc.; Quanta Services, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; TRC Companies, Inc.; URS Corporation; and Weston Solutions, Inc.

Backlog

As of October 2, 2005, our backlog was approximately $900 million, compared to $1.1 billion as of October 3, 2004. The decrease was primarily related to our decision to exit from the wireless communications business and fixed-price construction work outside our normal scope of services for commercial clients. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We estimate that approximately $761 million of the backlog as of October 2, 2005 will be recognized during fiscal 2006. No assurance can be given that all amounts included in backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the federal government and other clients can be terminated at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

Regulation

We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

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

Some environmental laws, such as the federal Superfund law and similar state statutes, can impose liability upon present and former owners and operators for the entire cost of clean-up for contaminated facilities or sites, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines and civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

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

In addition, services provided to the DoD are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and many of our government contracts are subject to renewal or extension annually. For additional information on risks associated with our government-related business, please refer to the section entitled “Risk Factors.”

Seasonality

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to the Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter. Many of our clients’ employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects, and correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending practices.

Potential Liability and Insurance

Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor’s pollution liability insurance policies. Currently, we have $26.0 million of coverage per occurrence on our general liability policy, which includes a deductible of $250,000. The errors and omissions and contractor’s pollution liability insurance policies have limits of $30.0 million per loss and in the aggregate. They include a per claim self-insured retention in the amount of $250,000. As we expand our services into additional markets, such as fixed-price remediation with insurance and unexploded ordnance (UXO) services, we obtain the necessary types of insurance coverages for such activities, as required by our clients.

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

We evaluate the risk associated with claims. If we determine that a loss is probable and reasonably estimable, we establish an appropriate reserve. A reserve is not established if we determine that the claim has no merit. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Employees

As of October 2, 2005, we had more than 7,700 total employees, including more than 7,200 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. As of October 2, 2005, we had 348 employees represented by 33 labor organizations. We consider the relationships with our employees to be good. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

Item 1A.     Risk Factors

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Report.

Our quarterly and annual operating results may fluctuate significantly, which could have a negative effect on the price of our common stock

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly because of a number of factors, including:

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

•       Divestiture or discontinuance of operating units;

•       Employee hiring, utilization and turnover rates;

•       The number and significance of client contracts commenced and completed during the period;

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In fiscal 2005, we derived approximately 64.0% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 47.5% of our revenue, net of subcontractor costs, in fiscal 2005 as follows: 26.4% from the DoD, 7.2% from the EPA, 4.6% from the DOE, and 9.3% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

•       Re-competes of government contracts;

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

•       Unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits, or other events that may impair our relationship with the federal, state or local governments;

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

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. In addition, our consolidation efforts within our civil infrastructure business and our shift to a more centralized structure for the operation of our overall business could result in the loss of key employees.

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

The value of our common stock could continue to be volatile

Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       Quarter-to-quarter variations in our financial results, including revenue, profits, day sales in receivables, backlog, and other measures of financial performance or financial condition;

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

Over the past two fiscal years, we have experienced significant project cost overruns on the performance of fixed-price construction work. We have bid on and accepted contracts with unfavorable terms and conditions; performed on projects without properly defined scopes; maintained low levels of productivity and entered into projects that were outside our normal scope of services. Although we have implemented procedures intended to address these issues, no assurance can be given that we will not experience project management issues in the future.

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

Downturns in the financial markets and reductions in state and local government budgets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

Downturns in the capital markets can impact the spending patterns of certain clients. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast with any accuracy our future revenue and earnings from business areas that may be adversely impacted by market conditions.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected

Our expected future growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Adverse resolution of an Internal Revenue Service examination process may harm our operating results or financial condition

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2003. The major issue raised by the IRS relates to the $14.5 million of research and experimentation (R&E) credits that we recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize the difference as income tax expense in the period in which the determination is made.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management. In the event we do not complete the project successfully, we may experience reduced cash flows due to an inability to issue invoices to our clients and collect cash in a timely manner. It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

Our international operations expose us to risks such as foreign currency fluctuations and different business cultures, laws and regulations

During fiscal 2005, we derived approximately 0.3% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

In addition, the different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the U.S., such as the Foreign Corrupt Practices Act. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In fiscal 2005, we derived approximately 35.7% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

We must comply with and are affected by laws and regulations related to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

Most of our government contracts are awarded through a regulated competitive bidding process, and the inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenue

Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenue under the government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenue.

A negative government audit could result in an adverse adjustment of our revenue and costs, could impair our reputation, and could result in civil and criminal penalties

Government agencies, such as the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If the agencies determine through these audits or reviews that we improperly allocated costs to specific contracts, they will not reimburse us for these costs. Therefore, an audit could result in substantial adjustments to our revenue and costs.

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of October 2, 2005 was approximately $900 million. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally enter into subcontracts and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In fiscal 2005, subcontractor costs comprised 30.1% of our revenue. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our industry is highly competitive and we may be unable to compete effectively

We provide specialized consulting, engineering and technical services in the areas of resource management, infrastructure and communications to a broad range of government and commercial sector clients. The market for our services is highly competitive and we compete with many other firms. These firms range from small regional firms to large international firms. Some of our competitors have achieved substantially more market penetration in certain markets in which we compete. In addition, some of our competitors have substantially more experience, financial resources and/or financial flexibility than we do.

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

Restrictive covenants in our Credit Agreement and Note Purchase Agreement relating to our senior secured notes may restrict our ability to pursue certain business strategies

Our Credit Agreement and Note Purchase Agreement relating to our senior secured notes restrict our ability to, among other things:

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

Our Credit Agreement and Note Purchase Agreement also require that we maintain certain financial ratios, which we may not be able to achieve. We failed to meet these required financial ratios at the end of the second quarter of fiscal 2005. We obtained waivers of the technical defaults caused by these failures and amendments to these agreements in May 2005. The covenants in these agreements may impair our ability to finance future operations or capital needs or to engage in certain business activities. Refer to Note 7, “Long-Term Obligations,” included under the heading “Notes to Consolidated Financial Statements” in our 2005 Annual Report to Stockholders, which is incorporated by reference herein.

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

We obtain insurance from third parties to cover our potential risks and liabilities. It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

In December 2004, Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires us to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. We are allowed to select from two alternative transition methods, each of which has different reporting implications. Under the first method, the Modified Prospective Application, FAS 123R applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Under the second method, the Modified Retrospective Application, FAS 123R can be applied to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. We plan to adopt FAS 123R using the Modified Prospective Application. For us, the effective date for FAS 123R is the first quarter of fiscal 2006, and FAS 123R will apply to all outstanding and unvested SBP awards at our adoption date. We have completed a preliminary evaluation of the effect of adoption of FAS 123R. Due to the fact that we use stock options as a form of compensation, the adoption of FAS 123R will have an impact of approximately $8 million to $11 million on our results of operations in fiscal 2006 based upon options outstanding as of October 2, 2005.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (SEC) regulations, and Nasdaq Stock Market rules, are creating additional disclosure and other compliance requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters is located in Pasadena, California. This facility contains approximately 68,000 square feet of office space. In addition, we lease office space in over 270 locations in the United States. In total, our facilities contain approximately 2.2 million square feet of office space and are subject to leases that expire beyond fiscal year 2005. We also rent additional office space on a month-to-month basis.

We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

For additional information concerning our obligations under leases, see Note 11, “Leases,” included under the heading “Notes to Consolidated Financial Statements” in our 2005 Annual Report to Stockholders, which is incorporated by reference herein.

Item 3.   Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering and consulting professions, primarily alleging professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise. From time to time we establish reserves for litigation that is considered probable of a loss. Management’s opinion is that the resolution of the outstanding claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.  See “Item 1. Business—Potential Liability and Insurance.”

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

We have posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals. In its decision, the Court vacated the $4.1 million verdict against us. In addition, the Court upheld the dismissal of our counter-claims. The Court has not yet ruled on the status of ZCA’s attorneys’ and consultants’ fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court. On January 18, 2005, both we and ZCA filed petitions for hearing with the Oklahoma Court of Civil Appeals. Although our legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted. As a result, we continue to maintain the amounts recorded in our restated fiscal 2002 financial statements, consisting of $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses. Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted appropriately.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information appearing under the heading “Securities Information” in our 2005 Annual Report to Stockholders.

Item 6.   Selected Financial Data

The information required by this Item is incorporated by reference to the information appearing under the heading “Selected Consolidated Financial Data” in our 2005 Annual Report to Stockholders.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report to Stockholders.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference to the information appearing under the heading “Financial Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2005 Annual Report to Stockholders.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the information appearing under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report to Stockholders.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

As of October 2, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including the effect of the material weakness discussed below. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2004, we restated our financial statements for the fiscal years ended in 2001 through 2003 and concluded that a material weakness existed in our internal controls. The principal factors contributing to this condition were the failure to properly apply generally accepted accounting principles in certain project and litigation related circumstances and insufficient coordination between accounting and operational personnel on project management and forecast disciplines. As of October 2, 2005, we completed our implementation of remediation steps to address the material weakness described above and the status of our remediation plan is as follows:

•       We have implemented increased levels of review and approval relative to complex and judgmental accounting issues;

•       Our internal legal counsel, operations management and financial management have implemented procedures and guidelines to analyze all litigation, potential litigation and claims;

•       We have added certain key personnel with technical accounting expertise. This included the hiring of segment controllers and additional senior management resources in our corporate accounting group;

•       We have reconfigured our finance and accounting organization such that all segment controllers and operating unit controllers now report directly to our corporate finance and accounting management. Previously, operating unit finance management reported directly to operations management at their operating units;

•       We have implemented project management and contract accounting training initiatives. To date, all financial and accounting management have been trained. This continuing education will be on-going in the future; and

•       We have developed and implemented a regular review of the accounting for all significant contracts that includes proper coordination between financial and operational management.

During fiscal 2005 and the year-end closing process, we completed our testing to validate that all newly implemented controls are operating effectively as designed. Other than as described above, there was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, we undertook an investigation of possible irregularities at one of our operating units. In early fiscal 2006, we completed the investigation and have concluded that there is no credible evidence that any of the alleged irregularities require adjustment to any of the previously issued financial statements.

Management’s Report on Internal Control over Financial Reporting

The information required by this item is included in our 2005 Annual Report to Stockholders, which is incorporated herein by reference.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Exchange Act is included under the captions “Proposal No. 1—Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Compensation and Related Information—Information Concerning Executive Officers” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including our principal financial officer and principal accounting officer. This code of ethics, entitled “Finance Code of Professional Conduct,” is posted on our website. The Internet address for our website is www.tetratech.com, and the code of ethics may be found through a link to the Investors section of our website.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K for any amendment to, or waiver from, a provision of this code of ethics by posting any such information on our website, at the address and location specified above.

Item 11.   Executive Compensation

The information required by this item is included under the captions “Proposal No. 1—Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the captions “Ownership of Securities” and “Proposal No. 2—Approval of 2005 Stock Incentive Plan—Equity Compensation Plan Information” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included under the caption “Executive Compensation and Related Information” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 3—Ratification of Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2006 Annual Meeting of Stockholders and is incorporated herein by this reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated herein by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated herein by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 40-42 is incorporated herein by reference as the list of exhibits required as part of this Report.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)

	Page Number in Form 10-K	Heading in 2005 Annual Report to Stockholders
Management’s Report on Internal Control Over Financial Reporting	*	Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms	*	Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at October 2, 2005 and October 3, 2004	*	Consolidated Balance Sheets
Consolidated Statements of Operations for each of the three years in the period ended October 2, 2005	*	Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 2, 2005	*	Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows for each of the three years in the period ended October 2, 2005	*	Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements	*	Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule	35-36
Schedule II—Valuation and Qualifying Accounts and Reserves	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders of Tetra Tech, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 15, 2005 appearing in the 2005 Annual Report to Stockholders of Tetra Tech, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of and for the years ended October 2, 2005 and October 3, 2004, respectively, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

We have audited the consolidated financial statements of Tetra Tech, Inc. and its subsidiaries for the year ended September 28, 2003, and have issued our report thereon dated December 12, 2003 (December 30, 2004 as to the effects of the restatement discussed in Note 17 and December 15, 2005 as to the reclassification of discontinued operations discussed in Note 2) which expresses an unqualified opinion and includes explanatory paragraphs relating to the restatement described in Note 17 and the change in the Company’s method of accounting for goodwill and other intangible assets effective September 30, 2002; such financial statements and report are included in the 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Tetra Tech, Inc. and its subsidiaries, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

December 12, 2003 (December 30, 2004 as to the effects of the restatement discussed in Note 17 and December 15, 2005 as to the reclassification of discontinued operations discussed in Note 2)

TETRA TECH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 28, 2003, October 3, 2004 and October 2, 2005
(in thousands)

	Balance at Beginning of Period	Additions through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended September 28, 2003:
Allowance for uncollectible accounts receivable	$14,781	$2,628	$8,130	$(8,912)	$16,627
Fiscal year ended October 3, 2004:
Allowance for uncollectible accounts receivable	$16,627	$1,105	$14,036	$(7,849)	$23,919
Fiscal year ended October 2, 2005:
Allowance for uncollectible accounts receivable(1)	$23,919	$—	$32,461	$(10,973)	$45,407

(1)          The charges to costs and earnings increased $18.4 million in fiscal 2005, compared to fiscal 2004. The increase was primarily related to an operating unit in our resource management segment that incurred contract losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: December 16, 2005	By:	/s/ DAN L. BATRACK
Dan L. Batrack,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan L. Batrack and David W. King, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAN L. BATRACK	Chief Executive Officer (Principal Executive Officer)	December 16, 2005
Dan L. Batrack
/s/ DAVID W. KING	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 16, 2005
David W. King
/s/ LI-SAN HWANG	Chairman of the Board	December 16, 2005
Li-San Hwang
/s/ ALBERT E. SMITH	Vice Chairman of the Board	December 16, 2005
Albert E. Smith
/s/ J. CHRISTOPHER LEWIS	Director	December 16, 2005
J. Christopher Lewis
/s/ PATRICK C. HADEN	Director	December 16, 2005
Patrick C. Haden
/s/ DANIEL A. WHALEN	Director	December 16, 2005
Daniel A. Whalen

Signature	Title	Date
/s/ HUGH M. GRANT	Director	December 16, 2005
Hugh M. Grant
/s/ RICHARD H. TRULY	Director	December 16, 2005
Richard H. Truly
/s/ LEE A. MCINTIRE	Director	December 16, 2005
Lee A. McIntire

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
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

10.1

Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

10.2

First Amendment as of December 14, 2004 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004).

10.3

Second Amendment dated as of May 12, 2005 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005).

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

10.6

Second Amendment dated as of April 22, 2003 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

10.7

Third Amendment dated as of December 14, 2004 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004).

10.8

Fourth Amendment dated as of May 12, 2005 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005).

10.9	1989 Stock Option Plan dated as of February 1, 1989 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, No. 33-43723).*
10.10

Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company’s 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-43723).*

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

10.18	2005 Equity Incentive Plan.*+
10.19	Form of Stock Option Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan.*+
10.20	Form of Restricted Stock Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan.*+
10.21	Form of Stock Appreciation Rights Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan.*+
10.22	Form of Restricted Stock Unit Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan.*+
10.23	2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.24

Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.25

Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.26	Executive Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2005).*
10.27

Separation Agreement and Release between the Company and James M. Jaska dated October 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K dated October 6, 2004).*

10.28	Letter agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2005).*
10.29	Letter agreement dated November 14, 2005 between the Company and Li-San Hwang.*+
10.30	Letter agreement dated November 14, 2005 between the Company and Sam W. Box.*+
13.

Annual Report to Stockholders for the fiscal year ended October 2, 2005, portions of which are incorporated by reference in this report as set forth in Part I and Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.+

21.	Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).+
24.	Power of Attorney (included on page 38 of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*                    Indicates a management contract or compensatory arrangement.

+                    Filed herewith.