Form 10-Q
period 2006-01-01
TETRA TECH INC
filed 2006-02-10
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of February 1, 2006, 57,221,595 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURES

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	January 1, 2006	October 2, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,692	$26,861
Accounts receivable – net	315,654	304,905
Prepaid expenses and other current assets	25,835	20,936
Income taxes receivable	19,317	14,172
Current assets of discontinued operations	4,762	24,074
Total current assets	380,260	390,948

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	73,214	70,863
Leasehold improvements	9,057	9,021
Total	82,271	79,884
Accumulated depreciation and amortization	(50,652)	(48,248)
PROPERTY AND EQUIPMENT – NET	31,619	31,636

DEFERRED INCOME TAXES	8,203	8,926

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	159,175	159,175

INTANGIBLE ASSETS – NET	5,348	5,665

OTHER ASSETS	11,907	10,734

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	11,635	7,251

TOTAL ASSETS	$641,947	$648,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,571	$88,508
Accrued compensation	39,724	50,935
Billings in excess of costs on uncompleted contracts	45,165	48,560
Deferred income taxes	15,484	5,019
Current portion of long-term obligations	17,713	17,800
Other current liabilities	47,606	45,137
Current liabilities of discontinued operations	3,772	13,376
Total current liabilities	243,035	269,335

LONG-TERM OBLIGATIONS	84,026	74,138

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	47

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 1, 2006 and October 2, 2005	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,156 and 57,048 shares as of January 1, 2006 and October 2, 2005, respectively	572	570
Additional paid-in capital	253,391	251,112
Accumulated other comprehensive income	724	757
Retained earnings	60,199	52,176
TOTAL STOCKHOLDERS’ EQUITY	314,886	304,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,947	$648,135

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	January 1, 2006	January 2, 2005

Revenue	$341,192	$309,666
Subcontractor costs	111,433	83,799
Revenue, net of subcontractor costs	229,759	225,867

Other contract costs	185,372	188,549
Gross profit	44,387	37,318

Selling, general and administrative expensess	27,264	23,262
Income from operations	17,123	14,056

Interest expense – net	2,232	2,468
Income from continuing operations before income tax expense	14,891	11,588
Income tax expense	6,403	4,728
Income from continuing operations	8,488	6,860
Income (loss) from discontinued operations, net of tax	(465)	1,043

Net income	$8,023	$7,903

Basic earnings per share:
Income from continuing operations	$0.15	$0.12
Income (loss) from discontinued operations, net of tax	(0.01)	0.02
Net income	$0.14	$0.14

Diluted earnings per share:
Income from continuing operations	$0.15	$0.12
Income (loss) from discontinued operations, net of tax	(0.01)	0.02
Net income	$0.14	$0.14

Weighted average common shares outstanding:
Basic	57,102	56,469
Diluted	57,641	56,977

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	January 1, 2006	January 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,023	$7,903

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,523	4,233
Stock-based compensation	1,061	—
Deferred income taxes	11,234	251
Provision for losses on contracts and related receivables	2,054	2,528
(Gain) on sale of discontinued operations	(267)	—
(Gain) loss on disposal of property and equipment	11	(60)

Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(3,983)	(19,177)
Prepaid expenses and other assets	(5,021)	(1,689)
Accounts payable	(18,021)	(21,152)
Accrued compensation	(11,657)	(11,010)
Billings in excess of costs on uncompleted contracts	(3,417)	(3,658)
Other current liabilities	(125)	(3,592)
Income taxes receivable/payable	(5,264)	2,388
Net cash used in operating activities	(21,849)	(43,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,897)	(3,274)
Payments for business acquisitions	—	(7,012)
Proceeds from sale of discontinued operations	1,660	—
Proceeds on sale of property and equipment	61	444
Net cash used in investing activities	(1,176)	(9,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(206)	(807)
Proceeds from borrowings under long-term obligations	10,000	25,000
Net proceeds from issuance of common stock	1,062	971
Net cash provided by financing activities	10,856	25,164

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	249

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,169)	(27,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,861	48,032
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,692	$20,568

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,987	$4,543
Income taxes, net of refunds received	$44	$7,506

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 1, 2006, the condensed consolidated statements of income for the three months ended January 1, 2006 and January 2, 2005, and the condensed consolidated statements of cash flows for the three months ended January 1, 2006 and January 2, 2005 of Tetra Tech, Inc. (the “Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.  Certain prior year amounts have been reclassified to conform to the current year presentation due to discontinued operations.  The results of operations for the three months ended January 1, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2006.

2.             Discontinued Operations

The results for Vertex Engineering Services, Inc. (VES), Tetra Tech Canada Ltd. (TTC) and Whalen & Company, Inc. (WAC) were accounted for as discontinued operations in the condensed consolidated financial statements for all periods presented herein.  The VES and TTC operations were considered to be held for sale in fiscal 2005, and thus were classified as discontinued operations in the fourth quarter of fiscal 2005.  The Company ceased all revenue producing activities for WAC, an operating unit in the communications segment, and its operations were considered abandoned in the first quarter of fiscal 2006.  As such, WAC was accounted for as a discontinued operation in the financial statements for the first quarter of fiscal 2006.

In the first quarter of fiscal 2006, the Company entered into a stock purchase agreement to sell VES, an operating unit in the resource management segment. To date, the Company has received $1.2 million in cash and $9.2 million in a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on November 1, 2009.  This note receivable was included in non-current assets of discontinued operations on the condensed consolidated balance sheet as of January 1, 2006.  The Company is continuing to negotiate the final terms of the sale and expects to recognize a modest gain upon final consummation of the sale.

In the first quarter of fiscal 2006, the Company sold TTC, an operating unit in the communications segment, for approximately $4.9 million.  The purchase price is payable pursuant to a promissory note that bears interest at 5% to 7%  per annum over the payment term and matures on December 1, 2007. This note receivable was included in other assets on the condensed consolidated balance sheet as of January 1, 2006.  The Company received a payment subsequent to January 1, 2006 in the amount of $1.0 million.  The Company will recognize a gain on the sale of TTC upon receipt of additional payments.  In the first quarter of fiscal 2006, the Company made a revision in the amount of $0.3 million to loss on sale of discontinued operations that was recorded in the fourth quarter of fiscal 2005 associated with this sale.  The impact of this revision is not material to the current or prior period financial statements.

The summarized, combined statements of operations for discontinued operations are as follows:

	Three Months Ended
	January 1, 2006	January 2, 2005
	(in thousands)

Revenue	$9,633	$38,677

Income (loss) before income tax expense (benefit)	(1,213)	1,762
Income tax expense (benefit)	(481)	719
Income (loss) from operations, net of tax	(732)	1,043

Gain on sale of discontinued operations, net of tax	267	—

Income (loss) from discontinued operations, net of tax	$(465)	$1,043

The current assets of discontinued operations include net accounts receivable of $4.7 million and $23.9 million as of January 1, 2006 and October 2, 2005, respectively.  All other financial statement amounts are individually immaterial.

3.             Stock-Based Compensation

As of January 1, 2006 the Company had the following share-based compensation plans:

•              1989 Stock Option Plan – Key employees were granted options to purchase an aggregate of 1,490,112 shares of the Company’s common stock at prices ranging from 100% to 110% of market value on the date of grant.  The 1989 Stock Option Plan terminated in 1999, except as to outstanding options.  All options granted by the Company were at least 100% of market value at the date of grant.  Those options vested at 25% per year and became exercisable beginning one year from the date of grant, became fully vested in four years, and terminate no later than ten years from the date of grant.

•              1992 Incentive Stock Plan – Key employees were granted options to purchase an aggregate of 7,202,147 shares of the Company’s common stock at prices not less than 100% of market value on the date of grant.  The 1992 Incentive Stock Plan terminated in December 2002, except as to the outstanding options.  All options granted were at market value at the date of grant.  These options became exercisable one year from the date of grant, became fully vested no later than five years, and terminate no later than ten years from the date of grant.

•              1992 Stock Option Plan for Non-employee Directors – Non-employee directors were granted options to purchase an aggregate of 178,808 shares of the Company’s common stock at prices not less than 100% of market value on the date of grant.  This plan terminated in December 2002, except as to the outstanding options.  All options granted were at market value on the date of grant.  These options are fully vested and terminate no later than ten years from the date of grant.

•              2002 Stock Option Plan – Key employees may be granted options to purchase an aggregate of 4,000,000 shares of the Company’s common stock at prices not less than 100% of market value on the date of grant.  All options granted were at market value on the date of grant.  These options vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant.  These options terminate no later than ten years from the date of grant.

•              2003 Outside Director Stock Option Plan – Non-employee directors are granted options to purchase an aggregate of up to 400,000 shares of the Company’s common stock at prices not less than 100% of the market value on the date of grant.  All options granted were at the market value on the date of grant.  These options vest and become exercisable on the first anniversary of the date of grant if the director has not ceased to be a director prior to such date, and terminate no later than ten years from the grant date.

•              Employee Stock Purchase Plan (Purchase Plan) – Purchase rights to purchase common stock are granted to eligible full and part-time employees of the Company.  Under the Purchase Plan, shares of common stock are issued upon exercise of the purchase rights.  An aggregate of 2,373,290 shares may be issued pursuant to such exercise.  The maximum amount that an employee can contribute during a purchase right period is $5,000, and the minimum contribution per payroll period is $25.  The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase rights period or 85% of the fair market value on the last day of the purchase rights period.

Prior to October 3, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans.  No stock-based compensation expense was recognized in the Company’s results of operations prior to fiscal 2006, as the exercise price was equal to the market price of the Company’s stock on the date of grant.  In addition, the Company did not recognize any stock-based compensation expense for the Purchase Plan as it was intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

In the fourth quarter of fiscal 2005, the Company’s Board of Directors approved accelerating the vesting of certain outstanding, unvested stock options awarded to employees under the Company’s stock option plans, other than its 2003 Outside Director Stock Option Plan, with exercise prices greater than $16.95, the closing price of the Company’s common stock on September 6, 2005.  As a result of this vesting acceleration, options to purchase approximately 1.6 million shares of the Company’s common stock became fully vested and immediately exercisable.  As the exercise price of all modified options was greater than the market price of the Company’s underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25.  The decision to accelerate vesting of these options was made primarily to eliminate the accounting charge in connection with future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R).

Effective October 3, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of its stock-based compensation awards.  The Company elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the three months ended January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method of SFAS 123R, financial results for the prior period have not been adjusted.

As a result of adopting SFAS 123R on October 3, 2005, the Company’s income from continuing operations before income tax expense for the three months ended January 1, 2006 included a $1.1 million charge for stock-based compensation expense.  This charge reduced both basic and diluted earnings per share from continuing operations by $0.02 for the three months ended January 1, 2006.

There was no tax benefit associated with the compensation costs resulting from the adoption of SFAS 123R for the current period since such costs related to incentive stock options.  The Company may receive future tax benefits when these options are exercised.  This caused the Company’s effective tax rate to increase by approximately 2.4% to approximately 43.0%.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows.  In accordance with SFAS 123R, the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the three months ended January 1, 2006, no excess tax benefits were reported as financing cash flows.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended January 2, 2005:

January 2, 2005
Net income as reported	$7,903

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	1,248
Pro forma net income	$6,655

Earnings per share:
Basic – as reported	$0.14
Basic – pro forma	$0.12
Diluted – as reported	$0.14
Diluted – pro forma	$0.12

The following table summarizes the stock option transactions for the three months ended January 1, 2006:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, October 2, 2005	5,177	$16.56
Granted	34	15.88
Exercised	(108)	9.84
Canceled	(151)	18.69

Outstanding as of January 1, 2006	4,952	$16.63	6.52	$10,901

Exercisable on January 1, 2006	3,591	$17.15	5.66	$8,729

For the period ended January 1, 2006, no shares were issued under the Purchase Plan.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006, and the exercise price, times the number of shares) that would have been received by the option holders if they had exercised their options on January 1, 2006.  This amount will change based on the fair market value of the Company’s stock.  As of January 1, 2006, approximately $7.0 million of total unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average fair value of stock options granted during the three months ended January 1, 2006 and January 2, 2005 was $6.60 and $6.70, respectively.  The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during the three months ended January 1, 2006 and January 2, 2005 was $0.6 million and $1.3 million, respectively.

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in completing the model:

Black-Scholes Options Valuations Assumptions	January 1, 2006	January 2, 2005
Dividend yield	0.0%	0.0%
Expected stock price volatility	42.7 – 42.9%	57.0%
Risk-free rate of return, annual	3.7 – 3.8%	3.7%
Expected life (in years)	4.5 – 6.1	4.7

For purposes of the Black-Scholes pricing model, forfeitures are estimated based on historical experience.  For the quarter ended January 1, 2006, the Company based its expected stock price volatility on a combination of historical and market-based implied volatility.  Prior to October 3, 2005, the Company’s expected stock price volatility was based on historical experience.  The Company’s risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury.  The expected life was based on historical experience.

Net cash proceeds from the exercise of stock options were $1.1 million and $1.0 million for the three months ended January 1, 2006 and January 2, 2005, respectively.  The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.  The income tax benefit realized from stock option exercises was $0.2 million and $0.1 million, respectively, for those same periods.

4.             Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of the Company’s former subsidiary, TTC, outstanding for the period.  The exchangeable shares were non-voting and exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  As of April 3, 2005, all exchangeable shares (as adjusted for stock splits), were converted into the Company’s common stock.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 1, 2006	January 2, 2005
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$8,488	$6,860
Income (loss) from discontinued operations	(465)	1,043
Net income	$8,023	$7,903

Denominator for basic earnings per shares:
Weighted average shares	57,102	56,336
Exchangeable stock of a subsidiary	—	133
Denominator for basic earnings per share	57,102	56,469

Denominator for diluted earnings per share:
Denominator for basic earnings per share	57,102	56,469
Potential common shares:
Stock options	539	508
Denominator for diluted earnings per share	57,641	56,977

Basic earnings per share:
Income from continuing operations	$0.15	$0.12
Income (loss) from discontinued operations	(0.01)	0.02
Net income	$0.14	$0.14

Diluted earnings per share:
Income from continuing operations	$0.15	$0.12
Income (loss) from discontinued operations	(0.01)	0.02
Net income	$0.14	$0.14

For the three months ended January 1, 2006 and January 2, 2005, 4.5 million and 2.7 million options were excluded from the calculation of diluted potential common shares, respectively.  For each period, options were excluded because their exercise prices exceeded the average market price for that period.

5.             Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $14.7 million and $26.9 million as of January 1, 2006 and October 2, 2005, respectively.

6.             Accounts Receivable – Net

Net accounts receivable consisted of the following as of January 1, 2006 and October 2, 2005:

	January 1, 2006	October 2, 2005
	(in thousands)

Billed	$187,398	$201,996
Unbilled	154,154	136,886
Contract retentions	8,915	7,908
Total accounts receivable – gross	350,467	346,790

Allowance for doubtful accounts	(34,813)	(41,885)
Total accounts receivable – net	$315,654	$304,905

Billings in excess of costs on uncompleted contracts	$45,165	$48,560

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date.  Substantially all unbilled receivables as of January 1, 2006 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances.

The billed receivables related to federal government contracts were $59.6 million and $74.8 million as of January 1, 2006 and October 2, 2005, respectively.  The federal government unbilled receivables were $65.6 million and $40.4 million as of January 1, 2006 and October 2, 2005, respectively.

Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of January 1, 2006 and October 2, 2005.

7.             Reportable Segments

The Company currently manages its business in three reportable segments: resource management, infrastructure and communications.  The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  The resource management segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning to both public and private organizations.  The infrastructure segment provides engineering, system integration, program management and construction management services for the development, upgrade and replacement of civil, information systems and security infrastructure to both public and private organizations.  The communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of the Company’s decision to exit the wireless communications business, the remaining portion of the communications business, known as the wired business, will represent a relatively small part of the Company’s overall business in future periods.  The wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators and the services include engineering, permitting, site acquisition and construction management.

During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure.  The Company expects to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on its reportable segment requirements.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended January 1, 2006:
Revenue	$239,129	$92,022	$21,302	$352,453
Revenue, net of subcontractor costs	142,812	75,514	11,433	229,759
Gross profit	27,140	14,888	2,359	44,387
Segment income from operations	12,155	4,610	932	17,697
Depreciation expense	1,227	632	254	2,113

Three months ended January 2, 2005:
Revenue	$208,875	$93,656	$15,832	$318,363
Revenue, net of subcontractor costs	141,627	75,421	8,819	225,867
Gross profit (loss)	26,303	11,969	(954)	37,318
Segment income (loss) from operations	14,372	4,102	(2,215)	16,259
Depreciation expense	1,407	786	532	2,725

Reconciliations:

	Three Months Ended
	January 1, 2006	January 2, 2005
	(in thousands)
Revenue
Revenue from reportable segments	$352,453	$318,363
Elimination of inter-segment revenue	11,261	8,697
Total consolidated revenue	$341,192	$309,666

Income from operations
Segment income from operations	$17,697	$16,259
Other expense (1)	(256)	(1,617)
Amortization of intangibles	(318)	(586)
Total consolidated income from operations	$17,123	$14,056

(1)  Other expense includes corporate costs not allowable or allocatable to the segments.

8.             Major Clients

For the three months ended January 1, 2006 and January 2, 2005, the Company generated 11.2% and 4.9% of its revenue, respectively, from the U.S. Air Force, a component of the U.S. Department of Defense.  The resource management and infrastructure segments reported revenue from the federal government.  All three segments reported revenue from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended
	January 1, 2006	January 2, 2005
	(in thousands)
Client Sector
Federal government	$174,450	$153,387
State and local government	57,919	52,662
Commercial	106,580	101,453
International	2,243	2,164
Total	$341,192	$309,666

9.             Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.  Comprehensive income was $8.0 million and $8.4 million for the three months ended January 1, 2006 and January 2, 2005, respectively.  The Company realized insignificant net translation losses for the three months ended January 1, 2006 and net translation gains of $0.5 million for the three months ended January 2, 2005.

10.          Litigation

The Company is subject to certain claims and lawsuits typically filed against the engineering and consulting profession, alleging primarily professional errors or omissions.  The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed the Company’s insurance coverage or for which the Company is not insured.  Management’s opinion is that the resolution of its current claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of the Company’s appeals. In its decision, the Court vacated the $4.1 million verdict against the Company.  In addition, the Court upheld the dismissal of the Company’s counter-claims.  The Court has not yet ruled on the status of ZCA’s attorneys’ and consultants’ fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court.  On January 18, 2005, both the Company and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  Although the Company’s legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted.  As a result, the Company continues to maintain $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted accordingly.

11.          Lease Exit Costs

In connection with the continuing consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded certain charges related to the abandonment of certain leased facilities in fiscal 2004 and 2005.  These amounts were recorded as selling, general and administrative expenses and are expected to be fully paid by December 2013.  These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income.  During the first quarter of fiscal 2006, the Company reached a favorable settlement relating to a lease for premises previously vacated.  Consequently, the Company adjusted the lease exit accrual by $0.8 million to account for this change.  The Company did not record any additional charges in the first quarter of fiscal 2006 as there were no other charges required to be accrued by SFAS No. 146.

The following is a summary of lease exit accrual activity:

	October 2, 2005	Reserve Utilization	January 1, 2006
		(in thousands)

Resource management	$260	$(20)	$240
Infrastructure	3,020	(1,020)	2,000
Total	$3,280	$(1,040)	$2,240

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, as well as under the heading “Risk Factors,” and elsewhere herein.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of consulting, engineering and technical services in the areas of resource management as well as civil, security and communications infrastructure.  As a consultant and engineer, we assist our clients in defining problems and developing innovative and cost-effective solutions.  These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, program management, construction management, and operations and maintenance.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth.  We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of January 1, 2006, we had approximately 7,000 full-time equivalent employees worldwide, located primarily in North America in approximately 250 locations.

In the first quarter of fiscal 2006, we sold one operating unit in the communications segment, entered into an agreement to sell an operating unit in the resource management segment, and discontinued the operations of another operating unit in the communications segment (as discussed below under “Acquisitions and Divestitures”).  The results from these operating units have been reported as discontinued operations for all the reporting periods.  Accordingly, the following discussions generally reflect summary results from our continuing operations unless otherwise noted.  However, the net income and net income per share discussions include the impact of discontinued operations.

Our results of operations for the first quarter of fiscal 2006 were impacted by the adoption of SFAS 123R, which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards.  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.  We elected to use the modified prospective transition method of adoption, which requires us to include this stock-based compensation charge in our results of operations beginning in the first quarter of 2006 without adjusting prior periods to include stock-based compensation expense.  As a result of adopting SFAS 123R on October 3, 2005, our income from continuing operations before income tax expense for the three months ended January 1, 2006 included a $1.1 million charge for stock-based compensation expense.

We derive our revenue from fees for professional and technical services.  As a service company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  Our income is derived from our ability to generate revenue and collect cash under our contracts in excess of our subcontractor costs, other contract costs, and selling, general and administrative (SG&A) expenses.

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
Client Sector	January 1, 2006	January 2, 2005
Federal government	44.9%	45.9%
State and local government	18.6	17.6
Commercial	35.7	35.7
International	0.8	0.8
	100.0%	100.0%

We currently manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management segment provides engineering and consulting services relating primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations.  Our infrastructure segment provides engineering, system integration, program management and construction management services for the development, upgrade and replacement of civil, information systems and security infrastructure to both public and private organizations.  Our communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of our decision to exit the wireless communications business, the remaining portion of the communications business, known as our wired business, will represent a relatively small part of our overall business in future periods.  Our wired business serves clients and performs services that are similar in nature to those of our infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators and the services include engineering, permitting, site acquisition and construction management.

During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align the management structure.  We expect to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on our reportable segment requirements.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
Reportable Segment	January 1, 2006	January 2, 2005
Resource management	62.1%	62.7%
Infrastructure	32.9	33.4
Communications	5.0	3.9
	100.0%	100.0%

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue is recognized in the ratio that contract costs incurred bear to total estimated costs.  Revenue and profit on these contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
Contract Type	January 1, 2006	January 2, 2005
Fixed-price	34.6%	33.4%
Time-and-materials	46.3	47.0
Cost-plus	19.1	19.6
	100.0%	100.0%

In the course of providing our services, we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles (GAAP) in the United States, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as the point of reference.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents the majority of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, corporate finance, accounting, administration and information technology.  These costs are generally unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

Our revenue, expenses and operating results may fluctuate significantly from quarter to quarter as a result of numerous factors, including:

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

TREND ANALYSIS

General.  To enhance the profitability of our operations, we continued the wind-down and divestiture of non-core businesses in the first quarter of fiscal 2006.  Consequently, our operating results for the first quarter of fiscal 2006 reflect continued improvement compared to the same quarter last year.

Federal Government.  In the first quarter of fiscal 2006, we experienced growth in our federal government business compared to the same quarter last year.  This was due primarily to increased workload with the Environment Protection Agency (EPA) related to the emergency response to Hurricane Katrina.  Our work with the U.S. Department of Defense (DoD) and the U.S. Department of Energy (DOE) also contributed to this growth.  Overall, we believe that our federal government business will experience continuing growth in fiscal 2006 due in part to the unexploded ordnance (UXO) project in Iraq and increased Base Realignment and Closure (BRAC) spending.

State and Local Government.  Our state and local government business improved in the first quarter of fiscal 2006 compared to the same quarter last year.  This was due in large part to increased workload under our fiber-to-the-premises contracts.  In addition, most states are forecasting budget surpluses in fiscal 2006, and we believe that our revenue from state and local government clients will continue to grow through the remainder of fiscal 2006.

Commercial.  In the first quarter of fiscal 2006, our business with commercial clients also contributed to our revenue growth, particularly in the resource management segment, due to an upturn in the U.S. economy.  Capital spending and discretionary environmental project funding increased in the second half of fiscal 2005, and we believe this improvement will continue through the first half of fiscal 2006.  In the longer term, we believe our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  In the first quarter of fiscal 2006, we made no acquisitions.

Divestitures.  In the first quarter of fiscal 2006, we entered into an agreement to sell Vertex Engineering Services, Inc. (VES), an operating unit in the resource management segment.  Also, we sold Tetra Tech Canada Ltd. (TTC), an operating unit in the communications segment, for approximately $4.9 million.  In addition, we ceased all revenue producing activities for Whalen & Company, Inc. (WAC), an operating unit in the communications segment.  Accordingly, these three operating units have been reported as discontinued operations for all reporting periods.  Discontinued operations generated a total of $9.6 million and $38.7 million of revenue in the first quarter of fiscal 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Overall, our results for the first quarter of fiscal 2006 were improved over those of the first quarter last year.  The improvement resulted primarily from the wind-down of our non-core businesses and our focus on project performance to enhance profitability of our future results.

Consolidated Results

	Three Months Ended		Change
	January 1, 2006	January 2, 2005	$	%
	($ in thousands)

Revenue	$341,192	$309,666	$31,526	10.2%
Subcontractor costs	111,433	83,799	27,634	33.0
Revenue, net of subcontractor costs	229,759	225,867	3,892	1.7
Other contract costs	185,372	188,549	(3,177)	(1.7)
Gross profit	44,387	37,318	7,069	18.9
Selling, general and administrative expenses	27,264	23,262	4,002	17.2
Income from operations	17,123	14,056	3,067	21.8
Interest expense – net	2,232	2,468	(236)	(9.6)
Income from continuing operations before income tax expense	14,891	11,588	3,303	28.5
Income tax expense	6,403	4,728	1,675	35.4
Income from continuing operations	8,488	6,860	1,628	23.7
Income (loss) from discontinued operations, net of tax	(465)	1,043	(1,508)	(144.6)

Net income	$8,023	$7,903	$120	1.5

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	January 1, 2006	January 2, 2005

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	80.7	83.5

Gross profit	19.3	16.5
Selling, general and administrative expenses	11.9	10.3

Income from operations	7.4	6.2
Interest expense – net	0.9	1.1

Income from continuing operations before income tax expense	6.5	5.1
Income tax expense	2.8	2.1
Income from continuing operations	3.7	3.0

Income (loss) from discontinued operations, net of tax	(0.2)	0.5

Net income	3.5%	3.5%

Revenue increased $31.5 million, or 10.2%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The increase was primarily due to growth in our federal work with the EPA, the DOE and the DoD.  Substantially all of the growth in our federal work was related to Hurricane Katrina and Iraqi reconstruction.  To a lesser extent, we also experienced increases in our state and local government business, particularly with fiber-to-the-premises projects, and in our commercial business due to an upturn in the U.S. economy.

Revenue, net of subcontractor costs, increased $3.9 million, or 1.7%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, due to the reasons described above.  However, we experienced higher subcontracting requirements related to our federal and state and local government contracts compared to the same quarter last year.

Other contract costs decreased $3.2 million, or 1.7%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  This decrease resulted from increased emphasis on project and overhead cost controls and contract risk management.  As a result, we improved the alignment of costs to our revenue base as we experienced significant reductions in overhead costs, charges taken on loss projects and project cost overruns.  The decrease in other contract costs was partially offset by increased costs to service revenue growth.  As a percentage of revenue, net of subcontractor costs, other contract costs were 80.7% in the first quarter 2006, compared to 83.5% in the first quarter of 2005.

Gross profit increased $7.1 million, or 18.9%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The increase resulted primarily from the fiber-to-the-premises projects in our wired communications business, the exit of certain non-core businesses and overhead efficiency in the infrastructure business.  In resource management, our profitability was positively impacted by our disaster relief related work.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.3% in the first quarter of fiscal 2006, compared to 16.5% in first quarter of fiscal 2005, for the reasons described above.

SG&A expenses increased $4.0 million, or 17.2%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The increase was due partially to our adoption of SFAS 123R under which we recognized $1.1 million of stock-based compensation expense in SG&A.  We also experienced higher SG&A expenses due to the growth of our business and increased marketing and business development costs.  To a lesser extent, charges related to our compliance with the Sarbanes-Oxley Act of 2002 (SOX), litigation accruals and costs related to the implementation of our enterprise resource planning (ERP) system contributed to the increase.  As a percentage of revenue, net of subcontractor costs, SG&A expenses increased to 11.9% in the first quarter of fiscal 2006, compared to 10.3% in the first quarter of fiscal 2005.  Our SG&A expenses may continue to vary as we continue implementation of our ERP system and fund growth initiatives in fiscal 2006.

Net interest expense decreased $0.2 million, or 9.6%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The decrease was due to comparatively lower borrowings, partially offset by higher interest rates.

Income tax expense increased $1.7 million, or 35.4%, in the first quarter of fiscal 2006, compared to the same quarter of fiscal 2005 due to higher pre-tax income.  The tax rate increased to 43.0% in the first quarter of fiscal 2006 from 40.8% in the same quarter last year primarily due to the non-deductibility of the SFAS 123R expense for incentive stock options.

Loss from discontinued operations was $0.5 million in the first quarter of fiscal 2006, compared to income from discontinued operations of $1.0 million in the same quarter last year.  In the first quarter of fiscal 2006, we completed the sale of TTC and will recognize a gain on this sale upon receipt of additional payments.  Accordingly, in the first quarter of fiscal 2006, we made a revision in the amount of $0.3 million to loss on sale of discontinued operations that was recorded in the fourth quarter of fiscal 2005 associated with this sale.  The impact of this revision is not material to the current or prior period financial statements.  Discontinued operations generated $9.6 million and $38.7 million of revenue in the first quarter of fiscal 2006 and 2005, respectively.

Results of Operations by Reportable Segment

Resource Management

	Three Months Ended		Change
	January 1, 2006	January 2, 2005	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$142,812	$141,627	$1,185	0.8%
Other contract costs	115,672	115,324	348	0.3
Gross profit	$27,140	$26,303	$837	3.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	January 1, 2006	January 2, 2005

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	81.0	81.4
Gross profit	19.0%	18.6%

Revenue, net of subcontractor costs, increased $1.2 million, or 0.8%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The revenue growth was primarily due to increased work with the federal government, particularly with the EPA and DOE.  The increase was partially offset by a decline in our work with the DOD due to increased subcontracting requirements for Iraqi reconstruction work

Other contract costs increased $0.3 million, or 0.3%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005 due to increased costs to service revenue growth.  The slight increase was partially offset by overhead cost reduction.  As a percentage of revenue, net of subcontractor costs, other contract costs were 81.0% and 81.4% for the first quarters of fiscal 2006 and 2005, respectively.

Gross profit increased $0.8 million, or 3.2%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.0% and 18.6% in the first quarters of fiscal 2006 and 2005, respectively.

Infrastructure

	Three Months Ended		Change
	January 1, 2006	January 2, 2005	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$75,514	$75,421	$93	0.1%
Other contract costs	60,626	63,452	(2,826)	(4.5)
Gross profit	$14,888	$11,969	$2,919	24.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	January 1, 2006	January 2, 2005

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	80.3	84.1
Gross profit	19.7%	15.9%

Revenue, net of subcontractor costs, remained relatively flat in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The slight increase in fiscal 2006 was primarily due to an increase in state and local government work, partially offset by a decline in commercial work.

Other contract costs decreased $2.8 million, or 4.5%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The decrease was primarily due to increased emphasis on project and overhead cost controls through project management programs, office consolidations and headcount reductions.  As a percentage of revenue, net of subcontractor costs, other contract costs were 80.3% and 84.1% for the first quarters of fiscal 2006 and 2005, respectively.

Gross profit increased $2.9 million, or 24.4%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.7% and 15.9% in the first quarters of fiscal 2006 and 2005, respectively.

Communications

	Three Months Ended		Change
	January 1, 2006	January 2, 2005	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$11,433	$8,819	$2,614	29.6%
Other contract costs	9,074	9,773	(699)	(7.2)
Gross profit (loss)	$2,359	$(954)	$3,313	347.3%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	January 1, 2006	January 2, 2005

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	79.4	110.8
Gross profit (loss)	20.6%	(10.8)%

Revenue, net of subcontractor costs, increased $2.6 million, or 29.6% in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The increase was primarily due to growth in our fiber-to-the-premises work.

Other contract costs decreased $0.7 million, or 7.2%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005.  The decrease resulted from the exit of non-core businesses, increased emphasis on contract risk management and reduction of workforce and facility overcapacity.  The decrease was partially offset by the increased costs to service revenue growth.  As a percentage of revenue, net of subcontractor costs, other contract costs were 79.4% and 110.8% in the first quarters of fiscal 2006 and 2005, respectively.

Gross profit increased $3.3 million, or 347.3%, in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.6% in the first quarter of fiscal 2006 compared to gross loss of 10.8% in the first quarter of fiscal 2005.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Working Capital.  As of January 1, 2006, our working capital was $137.2 million, an increase of $15.6 million from $121.6 million as of October 2, 2005.  This increase was due primarily to a decrease in current liabilities, particularly accounts payable and accrued compensation.  Cash and cash equivalents totaled $14.7 million as of January 1, 2006, compared to $26.9 million as of October 2, 2005.

Operating and Investing Activities.  In the first quarter of fiscal 2006, net cash of $21.8 million was used in operating activities and $1.2 million was used in investing activities.  In the first quarter of fiscal 2005, net cash of $43.0 million was used in operating activities and $9.8 million was used in investing activities.  The improvement results from the aggressive management of our cash flow through improved contract payment terms, timely project billings and timely collections.

Our net accounts receivable from continuing operations increased $10.7 million, or 3.5%, to $315.7 million as of January 1, 2006 from $304.9 million as of October 2, 2005.

Capital Expenditures.  Our capital expenditures for the first quarters of fiscal 2006 and 2005 were $2.9 million and $3.3 million, respectively.  This reduction resulted from the significant decrease in equipment purchases in the communications business, which was historically capital-intensive, and lower capitalized costs associated with our ERP system, which is now in the implementation phase.

Debt Financing.  We have a credit agreement with several financial institutions, which was amended in July 2004, December 2004 and May 2005 (Credit Agreement).  The May 2005 amendment decreased the commitment under our revolving credit facility (Facility) from $235.0 million to $150.0 million.  However, the maximum availability under the Facility is limited to $125.0 million unless we seek and receive additional approvals from our lenders.  As part of the Facility, we may request standby letters of credit up to the aggregate sum of $100.0 million.  The Facility matures on July 21, 2009, or earlier at our discretion, upon payment of all amounts due under the Facility.  The May 2005 amendment also increased the pricing for borrowings under the Facility and revised our financial covenants.

As of January 1, 2006, we had $10.0 million in borrowings under the Facility.  Standby letters of credit under the Facility totaled $11.9 million as of that date.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004 and May 2005 (Note Purchase Agreement).  The Series A Notes, in the original amount of $92.0 million, are payable semi-annually and mature on May 30, 2011.  The Series B Notes, in the original amount of $18.0 million, are payable semi-annually and mature on May 30, 2008.  The May 2005 amendment increased the interest rates on the Series A Notes from 7.28% to 8.28% and on the Series B Notes from 7.08% to 8.08%.  However, these interest rates will return to their pre-amendment rates if we meet certain covenant compliance criteria for three consecutive fiscal quarters.  The May 2005 amendment also revised our financial covenants.

As of January 1, 2006, the outstanding principal balance on the Senior Notes was $89.7 million.  Scheduled principal payments of $16.7 million are due on May 30, 2006 and, accordingly, were included in current portion of long-term obligations.  The remaining $73.0 million was included in long-term obligations as of January 1, 2006.

In addition to the revised financial covenants, the amendments to the Credit Agreement and Note Purchase Agreement increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets.  Further, these agreements contain other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement and Note Purchase Agreement are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets.  There were no significant changes to the Credit Agreement or Facility since October 2, 2005.  Although we were not in compliance with certain financial covenants during fiscal 2005 before the May 2005 amendments, we met all compliance requirements from May 2005 through January 1, 2006.  We expect to be in compliance over the next 12 months.

Capital Requirements.  We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

Acquisitions.  In conjunction with our investment strategy, we continuously evaluate the marketplace for strategic acquisition opportunities.  Historically, due to our reputation, size, geographic presence and range of services, we have had numerous opportunities to acquire both privately-held companies and subsidiaries or divisions of publicly-held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors may contribute to a purchase price that results in a recognition of goodwill.

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

Our outstanding Senior Notes bear interest at a fixed rate.  As of May 12, 2005, the Series A Notes bear interest at 8.28% and are payable at $13.1 million per year through May 2011.  As of May 12, 2005, the Series B Notes bear interest at 8.08% and are payable at $3.6 million per year through May 2008.  If interest rates increased by 1.0%, the fair value of the Senior Notes could decrease by $2.1 million.  If interest rates decreased by 1.0%, the fair value of the Senior Notes could increase by $2.2 million.  The interest rates on the Senior Notes will return to the pre-amendment rates of 7.28% for the Series A Notes and 7.08% for the Series B Notes if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

We currently anticipate repaying $17.7 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.0 million is related to other debt. Assuming we do repay the remaining $1.0 million ratably during the next 12 months and borrowings under the Facility remain at $10.0 million for the next 12 months, our annual interest expense could increase or decrease by $0.1 million when our average interest rate increases or decreases by 1%.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

•      The number and significance of client contracts commenced and completed during the quarter;

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2006, we derived approximately 63.5% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients.  These agencies generated 44.9% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2006 as follows: 23.3% from the DoD, 7.7% from the EPA, 5.4% from the DOE, and 8.5% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects that have funding appropriated.

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2003.  The major issue raised by the IRS relates to the research and experimentation (R&E) credits that we recognized during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize the difference as income tax expense in the period in which the determination is made.  This may have a material adverse effect on our financial results.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management.  During fiscal 2006, we plan to convert several of our large operating units to our ERP system.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  Further, we could experience reduced cash flows due to an inability to issue invoices to our clients and collect cash in a timely manner.  It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

Our international operations expose us to risks such as foreign currency fluctuations and different business cultures, laws and regulations

During the first quarter of fiscal 2006, we derived approximately 0.8% of our revenue, net of subcontractor costs, from international clients.  Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries.  In addition, certain expenses are also denominated in foreign currencies.  If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2006, we derived approximately 35.7% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

We must comply with and are affected by laws and regulations related to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulations, the Truth in Negotiations Act, Cost Accounting Standards and DoD security regulations, as well as many other rules and regulations.  These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business.  A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts.  Moreover, as a federal government contractor, we must maintain our status as a responsible contractor.  Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of January 1, 2006 was approximately $869.0 million.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  In the first quarter of fiscal 2006, subcontractor costs comprised 32.7% of our revenue.  The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  If we fail to meet these requirements, or to properly implement and comply with our safety program, there could be a material adverse effect on our business, operating results or financial condition.

Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects

Many of our clients require bid and performance and surety bonds.  These bonds indemnify the client should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  In some instances, we are required to partner with a small or disadvantaged business to pursue certain federal or state contracts.  In connection with these partnerships, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client.  We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion.  Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost.  There can be no assurance that bonds will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

On October 2, 2005, we adopted Statement of Financial Account Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the first quarter of fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and the Employee Stock Purchase Plan.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  As a result of the adoption of SFAS 123R, our earnings for the first quarter of fiscal 2006 were lower than they would have been if we were not required to adopt SFAS 123R.  The adoption of SFAS 123R will have an impact of approximately $4 million to $6 million on our results of operations in fiscal 2006.

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

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of January 1, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals.  In its decision, the Court vacated the $4.1 million verdict against us.  In addition, the Court upheld the dismissal of our counter-claims.  The Court has not yet ruled on the status of ZCA’s attorneys’ and consultants’ fees and expenses. Several legal alternatives remain available to both parties including appeals to the Oklahoma Supreme Court.  On January 18, 2005, both we and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  Although our legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted.  As a result, we continue to maintain $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  Once the legal proceedings relating to ZCA are finally resolved, accruals will be adjusted accordingly.

Item 1A.         Risk Factors

Information regarding risk factors appears in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Risk Factors” in Part 1, Item 2 of this Report, and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2005.  There has been no material changes from the risk factors previously disclosed in our fiscal 2005 Form 10-K, except for the addition of the risk factors entitled “Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition,” and “Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects” which appear in Part I, Item 2 of this Report.

Item 6.            Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2006	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)