Form 10-Q
period 2006-04-02
TETRA TECH INC
filed 2006-05-12
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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
Yes ☐ No ☒

As of May 3, 2006, 57,386,185 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	April 2, 2006	October 2, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,626	$26,861
Accounts receivable – net	297,726	304,905
Prepaid expenses and other current assets	23,493	20,936
Income taxes receivable	11,245	14,172
Current assets of discontinued operations	3,143	24,074
Total current assets	375,233	390,948

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	75,368	70,863
Leasehold improvements	8,623	9,021
Total	83,991	79,884
Accumulated depreciation and amortization	(52,343)	(48,248)
PROPERTY AND EQUIPMENT – NET	31,648	31,636

DEFERRED INCOME TAXES	13,136	8,926

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	160,080	159,175

INTANGIBLE ASSETS – NET	5,185	5,668

OTHER ASSETS	10,763	10,731

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	11,183	7,251

TOTAL ASSETS	$641,028	$648,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,179	$88,508
Accrued compensation	53,186	50,935
Billings in excess of costs on uncompleted contracts	44,097	48,560
Deferred income taxes	17,410	5,019
Current portion of long-term obligations	17,871	17,800
Other current liabilities	44,146	45,137
Current liabilities of discontinued operations	6,911	13,376
Total current liabilities	239,800	269,335

LONG-TERM OBLIGATIONS	74,511	74,138

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	47

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of April 2, 2006 and October 2, 2005	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,353 and 57,048 shares as of April 2, 2006 and October 2, 2005, respectively	574	570
Additional paid-in capital	256,987	251,112
Accumulated other comprehensive income (loss)	(7)	757
Retained earnings	69,163	52,176
TOTAL STOCKHOLDERS’ EQUITY	326,717	304,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,028	$648,135

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Revenue	$318,892	$297,517	$660,084	$607,183
Subcontractor costs	81,176	76,639	192,609	160,438
Revenue, net of subcontractor costs	237,716	220,878	467,475	446,745

Other contract costs	191,155	199,160	376,527	387,709
Gross profit	46,561	21,718	90,948	59,036

Selling, general and administrative expenses	30,337	37,950	57,601	61,212
Impairment of goodwill and other intangible assets	—	105,612	—	105,612
Income (loss) from operations	16,224	(121,844)	33,347	(107,788)

Interest expense – net	1,873	2,859	4,105	5,327
Income (loss) from continuing operations before income tax expense (benefit)	14,351	(124,703)	29,242	(113,115)

Income tax expense (benefit)	6,246	(26,759)	12,649	(22,031)
Income (loss) from continuing operations	8,105	(97,944)	16,593	(91,084)

Income (loss) from discontinued operations, net of tax	859	(25,889)	394	(24,846)

Net income (loss)	$8,964	$(123,833)	$16,987	$(115,930)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(1.73)	$0.29	$(1.61)
Income (loss) from discontinued operations, net of tax	0.02	(0.46)	0.01	(0.44)
Net income (loss)	$0.16	$(2.19)	$0.30	$(2.05)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(1.73)	$0.29	$(1.61)
Income (loss) from discontinued operations, net of tax	0.02	(0.46)	—	(0.44)
Net income (loss)	$0.16	$(2.19)	$0.29	$(2.05)

Weighted average common shares outstanding:
Basic	57,262	56,643	57,182	56,556
Diluted	57,806	56,643	57,724	56,556

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	April 2, 2006	April 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$16,987	$(115,930)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,663	8,623
Stock-based compensation	2,248	—
Deferred income taxes	8,231	(28,969)
Provision for losses on contracts and related receivables	199	26,447
Impairment of goodwill and other intangible assets	—	105,612
Impairment of other long-lived assets	—	2,000
Lease exit costs	—	5,568
(Gain) on sale of discontinued operations	(1,415)	—
(Gain) loss on disposal of property and equipment	(3)	1,305

Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	21,450	43,482
Prepaid expenses and other assets	(1,829)	(416)
Accounts payable	(38,434)	(23,486)
Accrued compensation	1,341	(4,376)
Billings in excess of costs on uncompleted contracts	(4,514)	(1,158)
Other current liabilities	987	4,003
Income taxes receivable/payable	3,152	(12,502)
Net cash provided by operating activities	15,063	10,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,857)	(5,472)
Payments for business acquisitions	(1,900)	(5,849)
Proceeds from sale of discontinued operations	3,475	—
Proceeds on sale of property and equipment	125	618
Net cash used in investing activities	(4,157)	(10,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(11,159)	(21,033)
Proceeds from borrowings under long-term obligations	10,000	50,000
Net proceeds from issuance of common stock	3,018	2,243
Net cash provided by financing activities	1,859	31,210

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	131

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,765	30,841
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,861	48,032
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,626	$78,873

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,418	$5,510
Income taxes, net of refunds received	$722	$5,585

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 2, 2006, the condensed consolidated statements of operations for the three and six months ended April 2, 2006 and April 3, 2005, and the condensed consolidated statements of cash flows for the six months ended April 2, 2006 and April 3, 2005 of Tetra Tech, Inc. (the “Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position and the results of operations for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation due to discontinued operations. The results of operations for the three and six months ended April 2, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2006.

2.                                      Discontinued Operations

The results for eXpert Wireless Solutions, Inc. (EWS), Vertex Engineering Services, Inc. (VES), Tetra Tech Canada Ltd. (TTC) and Whalen & Company, Inc. (WAC) were accounted for as discontinued operations in the condensed consolidated financial statements for all periods presented herein. On October 1, 2005, the Company completed the sale of EWS, an operating unit in the communications segment. The VES and TTC operations were considered to be held for sale in fiscal 2005, and thus were classified as discontinued operations in the fourth quarter of fiscal 2005. The Company ceased all revenue producing activities for WAC, an operating unit in the communications segment, and its operations were considered abandoned in the first quarter of fiscal 2006. As such, WAC was also accounted for as a discontinued operation in the financial statements beginning in that quarter.

In the first quarter of fiscal 2006, the Company entered into a stock purchase agreement to sell VES, an operating unit in the resource management segment. The Company completed negotiations regarding the final terms of the sale in March 2006. To date, the Company has received a net amount of $0.2 million in cash and $11.7 million in a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on November 1, 2009. The promissory note receivable was included in current and non-current assets of discontinued operations on the condensed consolidated balance sheet as of April 2, 2006. Due to the minimal amount of net cash received, the Company determined that no sale occurred for accounting purposes. Therefore, the Company did not recognize any gain on the sale of VES during the six months ended April 2, 2006. The Company expects to recognize modest gains upon receipt of additional cash from VES.

In the first quarter of fiscal 2006, the Company sold TTC, an operating unit in the communications segment, for approximately $4.9 million. The Company received a payment in February 2006 in the amount of $1.0 million. The purchase price is payable pursuant to a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on December 1, 2007. This note receivable was included in prepaid expenses and other current assets and in other assets on the condensed consolidated balance sheet as of April 2, 2006. In connection with the sale and upon receipt of a substantial downpayment, the Company recognized a net gain of $1.1 million, net of tax, in the quarter ended April 2, 2006.

The summarized, combined statements of operations for discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(in thousands)

Revenue	$64	$(4,705)	$9,697	$33,972

Loss before income tax benefit	(433)	(40,410)	(1,646)	(38,648)
Income tax benefit	(175)	(14,521)	(656)	(13,802)
Loss from operations, net of tax	(258)	(25,889)	(990)	(24,846)

Gain on sale of discontinued operations, net of tax	1,117	—	1,384	—

Income (loss) from discontinued operations, net of tax	$859	$(25,889)	$394	$(24,846)

In connection with the Company’s decision to exit the wireless communications business in the second quarter of fiscal 2005, the Company recorded a $23.5 million reduction in revenue, which more than offset the revenue generated by the other discontinued operations. As a result, revenue from discontinued operations for the second quarter of fiscal 2005 was negative.

The current assets of discontinued operations included net accounts receivable of $1.0 million and $23.8 million as of April 2, 2006 and October 2, 2005, respectively.

3.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the six months ended April 2, 2006 were as follows:

	October 2, 2005	Goodwill Addition	April 2, 2006
	(in thousands)

Resource management	$86,011	$—	$86,011
Infrastructure	73,164	905	74,069
Total	$159,175	$905	$160,080

The goodwill addition of $0.9 million resulted from the January 2006 acquisition of assets of two engineering companies in the infrastructure segment for a combined purchase price of $1.8 million, which consisted of cash and notes payable. The acquisitions were accounted for as purchases. Accordingly, the purchase prices of the assets acquired were allocated to the assets and liabilities acquired based on their fair values. The excess of the purchase cost of the acquisitions over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, and was included in goodwill on the condensed consolidated balance sheet as of April 2, 2006. These acquisitions were not considered material and the acquired businesses did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended April 2, 2006.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 2, 2006 and October 2, 2005, included in intangible assets-net in the condensed consolidated balance sheets, were as follows:

	April 2, 2006		October 2, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Backlog	$9,075	$(3,890)	$8,900	$(3,232)

Identifiable intangible assets in the amount of $0.2 million were acquired during the six months ended April 2, 2006. Amortization expense for acquired identifiable intangible assets with finite useful lives was $0.7 million and $1.1 million for the six months ended April 2, 2006 and April 3, 2005, respectively. Estimated amortization expense for the remainder of fiscal 2006 and the succeeding five years is as follows:

(in thousands)
2006	$679
2007	1,359
2008	1,293
2009	1,271
2010	583

4.                                      Stock-Based Compensation

As of April 2, 2006 the Company had the following share-based compensation plans:

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

•                                          2003 Outside Director Stock Option Plan – Non-employee directors may be granted options to purchase an aggregate of up to 400,000 shares of the Company’s common stock at prices not less than 100% of the market value on the date of grant. All options granted were at the market value on the date of grant. These options vest and become exercisable on the first anniversary of the date of grant if the director has not ceased to be a director prior to such date, and terminate no later than ten years from the grant date.

•                                          2005 Equity Incentive Plan – Key employees may be granted options to purchase an aggregate of 3,580,702 shares of the Company’s common stock at prices not less than 100% of market value on the date of grant. This plan amended, restated and renamed the 2002 Stock Option Plan. All options granted were at market value on the date of grant. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options terminate no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options terminate no later than eight years from the grant date.

•                                          Employee Stock Purchase Plan (Purchase Plan) – Purchase right to purchase common stock are granted to eligible full and part-time employees of the Company, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 2,373,290 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000, and the minimum contribution per payroll period is $25. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period.

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

Effective October 3, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of its stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the six months ended April 2, 2006 included: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Further, in accordance with the modified prospective transition method, financial results for prior periods were not adjusted.

As a result of adopting SFAS 123R on October 3, 2005, the Company’s income from continuing operations before income tax expense for the three and six months ended April 2, 2006 included $1.2 million and $2.2 million charges for stock-based compensation expense, respectively. These charges reduced both basic and diluted earnings per share from continuing operations by $0.02 and $0.04 for the three and six months ended April 2, 2006, respectively.

There was no tax benefit associated with the compensation costs resulting from the adoption of SFAS 123R for the current period because incentive stock options were granted. The Company may receive future tax benefits when these options are exercised. The options granted in March 2006 are non-qualified stock options, and an associated tax benefit of $0.1 million was reflected in net income for the three and six months ended April 2, 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows. In accordance with SFAS 123R, the Company will present excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended April 2, 2006, no excess tax benefits were recognized.

The table below illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended April 3, 2005:

	Three Months Ended	Six Months Ended
	April 3, 2005	April 3, 2005
	(in thousands, except per share data)

Net loss as reported	$(123,833)	$(115,930)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,502)	(2,750)
Pro forma net loss	$(125,355)	$(118,680)

Loss per share:
Basic – as reported	$(2.19)	$(2.05)
Basic – pro forma	$(2.21)	$(2.10)
Diluted – as reported	$(2.19)	$(2.05)
Diluted – pro forma	$(2.21)	$(2.10)

The following table summarizes the stock option transactions for the periods presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, October 2, 2005	5,177	$16.56
Granted	34	15.88
Exercised	(108)	9.84
Cancelled	(151)	18.69

Balance, January 1, 2006	4,952	16.63	6.5	$10,901
Granted	947	17.68
Exercised	(198)	10.46
Cancelled	(122)	20.78

Outstanding as of April 2, 2006	5,579	$17.00	6.7	$17,191

Exercisable on April 2, 2006	3,636	$17.21	5.8	$12,393

Included in the options granted during the period ended April 2, 2006 is an award of 20,000 shares of restricted stock, which has a grant date fair value of $0.3 million and vests over a three-year period.

For the three and six months ended April 2, 2006, no shares were issued under the Purchase Plan.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first and second quarters of fiscal 2006, respectively, and the exercise price, times the number of shares) that would have been received by the option holders if they had exercised their options on January 1, 2006 and April 2, 2006. This amount will change based on the fair market value of the Company’s stock. As of April 2, 2006, approximately $13.3 million of total unrecognized stock-based compensation cost was expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average fair value of stock options granted during the three months ended April 2, 2006 and April 3, 2005 was $8.29 and $7.79, respectively. The weighted-average fair value of stock options granted during the six months ended April 2, 2006 and April 3, 2005 was $8.23 and $7.97, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during the three months ended April 2, 2006 and April 3, 2005 was

$1.4 million and $0.9 million, respectively, and during the six months ended April 2, 2006 and April 3, 2005 was $2.0 million and $2.2 million, respectively.

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in completing the model:

	Six Months Ended
Black-Scholes Options Valuations Assumptions	April 2, 2006	April 3, 2005
Dividend yield	0.0%	0.0%
Expected stock price volatility	42.8%	55.9%
Risk-free rate of return, annual	3.7% - 4.8%	3.7% - 4.2%
Expected life (in years)	4.5 - 6.1	4.7

For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the quarter ended April 2, 2006, the Company based its expected stock price volatility on its market-based implied volatility, including historical implied volatility behavior, to construct a volatility term structure to equal the contractual terms of the options. Prior to October 3, 2005, the Company’s expected stock price volatility was based on historical experience. The Company’s risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

Net cash proceeds from the exercise of stock options were $2.0 million and $1.3 million for the three months ended April 2, 2006 and April 3, 2005, respectively, and $3.0 million and $2.2 million for the six months ended April 2, 2006 and April 3, 2005, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options. The income tax benefit realized from stock option exercises for the three months ended April 2, 2006 and April 3, 2005 was $0.3 million and $0.2 million, respectively, and for the six months ended April 2, 2006 and April 3, 2005 was $0.5 million and $0.3 million, respectively.

5.                                      Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of the Company’s former subsidiary, TTC, outstanding for the period. The exchangeable shares were non-voting and exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock. As of April 3, 2005, all exchangeable shares (as adjusted for stock splits), were converted into the Company’s common stock. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method. However, due to a net loss for the three and six months ended April 3, 2005, the potential common shares are excluded since their inclusion would be anti-dilutive.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(in thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$8,105	$(97,944)	$16,593	$(91,084)
Income (loss) from discontinued operations	859	(25,889)	394	(24,846)
Net income (loss)	$8,964	$(123,833)	$16,987	$(115,930)

Denominator for basic earnings (loss) per share:
Weighted average shares	57,262	56,643	57,182	56,490
Exchangeable stock of a subsidiary	—	—	—	66
Denominator for basic earnings (loss) per share	57,262	56,643	57,182	56,556

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings (loss) per share	57,262	56,643	57,182	56,556
Potential common shares:
Stock options	544	—	542	—
Denominator for diluted earnings (loss) per share	57,806	56,643	57,724	56,556

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(1.73)	$0.29	$(1.61)
Income (loss) from discontinued operations	0.02	(0.46)	0.01	(0.44)
Net income (loss)	$0.16	$(2.19)	$0.30	$(2.05)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$(1.73)	$0.29	$(1.61)
Income (loss) from discontinued operations	0.02	(0.46)	—	(0.44)
Net income (loss)	$0.16	$(2.19)	$0.29	$(2.05)

For the three and six months ended April 2, 2006, 2.7 million and 3.8 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive. For the three and six months ended April 3, 2005, 5.4 million options were excluded from the calculations of dilutive potential common shares because their inclusion would have been anti-dilutive due to the net loss for the periods.

6.                                      Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $39.6 million and $26.9 million as of April 2, 2006 and October 2, 2005, respectively.

7.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following as of April 2, 2006 and October 2, 2005:

	April 2, 2006	October 2, 2005
	(in thousands)

Billed	$184,074	$201,996
Unbilled	135,135	136,886
Contract retentions	8,862	7,908
Total accounts receivable – gross	328,071	346,790

Allowance for doubtful accounts	(30,345)	(41,885)
Total accounts receivable – net	$297,726	$304,905

Billings in excess of costs on uncompleted contracts	$44,097	$48,560

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date. Substantially all unbilled receivables as of April 2, 2006 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances.

The billed receivables related to federal government contracts were $61.5 million and $74.8 million as of April 2, 2006 and October 2, 2005, respectively. The federal government unbilled receivables were $49.3 million and $40.4 million as of April 2, 2006 and October 2, 2005, respectively. Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of April 2, 2006 and October 2, 2005.

8.                                      Reportable Segments

The Company currently manages its business in three reportable segments: resource management, infrastructure and communications. The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The resource management segment provides engineering and consulting services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. The infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading and replacement of civil security and communications infrastructure. The communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of the Company’s decision to exit the wireless communications business, the remaining portion of the communications business, known as the wired business, will represent a relatively small part of the Company’s overall business in future periods. The wired business serves clients and performs services that are similar in nature to those of the infrastructure business. These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management. During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure. In the second quarter of fiscal 2006, the Company continued to implement the plan by re-aligning finance leadership, defining strategic and mid-year plan objectives, and analyzing management information reporting requirements. The Company expects to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on its reportable segment requirements.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended April 2, 2006:
Revenue	$219,449	$98,634	$15,577	$333,660
Revenue, net of subcontractor costs	148,210	78,443	11,063	237,716
Gross profit	28,288	16,066	2,207	46,561
Segment income from operations	9,835	6,767	527	17,129
Depreciation expense	1,117	619	316	2,052

Three months ended April 3, 2005:
Revenue	$206,506	$90,887	$14,385	$311,778
Revenue, net of subcontractor costs	140,988	72,905	6,985	220,878
Gross profit (loss)	19,364	4,499	(2,145)	21,718
Segment income (loss) from operations	2,885	(113,312)	(6,904)	(117,331)
Depreciation expense	1,318	933	344	2,595

Six months ended April 2, 2006:
Revenue	$458,578	$190,656	$36,879	$686,113
Revenue, net of subcontractor costs	291,022	153,957	22,496	467,475
Gross profit	55,428	30,954	4,566	90,948
Segment income from operations	21,990	11,377	1,459	34,826
Depreciation expense	2,344	1,251	570	4,165

Six months ended April 3, 2005:
Revenue	$415,381	$184,543	$30,217	$630,141
Revenue, net of subcontractor costs	282,615	148,326	15,804	446,745
Gross profit (loss)	45,667	16,468	(3,099)	59,036
Segment income (loss) from operations	17,257	(109,210)	(9,119)	(101,072)
Depreciation expense	2,725	1,719	876	5,320

Reconciliations:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(in thousands)

Revenue
Revenue from reportable segments	$333,660	$311,778	$686,113	$630,141
Elimination of inter-segment revenue	14,768	14,261	26,029	22,958
Total consolidated revenue	$318,892	$297,517	$660,084	$607,183

Income (loss) from operations
Segment income (loss) from operations	$17,129	$(117,331)	$34,826	$(101,072)
Other expense (1)	(565)	(3,951)	(821)	(5,568)
Amortization of intangibles	(340)	(562)	(658)	(1,148)
Total consolidated income (loss) from operations	$16,224	$(121,844)	$33,347	$(107,788)

(1)  Other expense includes corporate costs not allowable or allocable to the segments.

9.                                      Major Clients

For the three months ended April 2, 2006 and April 3, 2005, the Company generated 10.8% and 14.5% of its revenue, respectively, from the U.S. Army Corps of Engineers. For the six months ended April 2, 2006 and April 3, 2005, the Company generated 8.8% and 12.8% of its revenue, respectively, from the U.S. Army Corps of Engineers. All three segments reported revenue from state and local government and commercial clients. Only resource management and infrastructure segments reported revenue from the federal government.

The following table presents revenue by client sector:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(in thousands)
Client Sector
Federal government	$160,901	$156,984	$335,351	$310,371
State and local government	53,486	42,952	111,405	95,614
Commercial	102,432	96,854	209,012	198,307
International	2,073	727	4,316	2,891
Total	$318,892	$297,517	$660,084	$607,183

10.                               Comprehensive Income

The Company includes two components in its comprehensive income:  net income (loss) during a period and other comprehensive income. Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.

For the three and six months ended April 2, 2006, comprehensive income was $8.2 million and $16.2 million, respectively. For the three and six months ended April 3, 2005, comprehensive loss was $124.1 million and $115.7 million, respectively. For both the three and six months ended April 2, 2006, the Company realized a net translation loss of $0.7 million. For the three and six months ended April 2, 2005, the Company realized a net translation loss of $0.3 million and a net translation gain of $0.2 million, respectively.

11.                               Litigation

The Company is subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed the Company’s insurance coverage or for which the Company is not insured. Management’s opinion is that the resolution of its current claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

12.                               Lease Exit Costs

In connection with the continuing consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded certain charges related to the abandonment of certain leased facilities in fiscal 2004 and 2005. These amounts were recorded as selling, general and administrative expenses and are expected to be fully paid by December 2013. These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income. During the first quarter of fiscal 2006, the Company reached a favorable settlement relating to a lease for premises previously vacated. Consequently, the Company adjusted the lease exit accrual by $0.8 million to account for this change. The Company did not record any additional charges in the first half of fiscal 2006 as there were no other charges required to be accrued by SFAS No. 146.

The following is a summary of lease exit accrual activity:

	October 2, 2005	Reserve Utilization	April 2, 2006
	(in thousands)

Resource management	$260	$(60)	$200
Infrastructure	3,020	(1,210)	1,810
Total	$3,280	$(1,270)	$2,010

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

OVERVIEW

We are a leading provider of consulting, engineering and technical services focused on water resource management and civil, security and communications infrastructure. We serve our clients by defining problems and developing innovative and cost-effective solutions. These services span the lifecycle of a project and include research and development, applied science and technology, engineering design, program management, construction, construction management, and operations and maintenance.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth. We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of April 2, 2006, we had approximately 7,000 full-time equivalent employees worldwide, located primarily in North America in approximately 250 locations.

In the first half of fiscal 2006, we sold one operating unit in the communications segment and one operating unit in the resource management segment.  We also discontinued the operations of another operating unit in the communications segment. See “Acquisitions and Divestitures” below. The results from these operating units have been reported as discontinued operations for all the reporting periods. Accordingly, the following discussions generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

Our results of operations for the first half of fiscal 2006 were impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimates of stock price volatility, forfeiture rates and expected option life. We elected to use the modified prospective transition method of adoption, which requires us to include this stock-based compensation charge in our results of operations beginning in the first quarter of 2006 without adjusting prior periods to include stock-based compensation expense. As a result of adopting SFAS 123R on October 3, 2005, our income from continuing operations before income tax expense for the three and six months ended April 2, 2006 included charges of $1.2 million and $2.2 million for stock-based compensation expense, respectively.

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

We provide our services to a diverse base of federal, and state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Client Sector
Federal government	45.9%	49.6%	45.4%	47.7%
State and local government	18.6	14.2	18.6	15.9
Commercial	34.9	36.2	35.3	36.0
International	0.6	—	0.7	0.4
	100.0%	100.0%	100.0%	100.0%

We currently manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering and consulting services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. Our infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading and replacement of civil security and communications infrastructure. Our communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of our decision to exit the wireless communications business, the remaining portion of the communications business, known as our wired business, will represent a relatively small part of our overall business in future periods. Our wired business serves clients and performs services that are similar in nature to those of our infrastructure business. These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management. During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align the management structure. In the second quarter of fiscal 2006, we continued to implenment the plan by re-aligning finance leadership, defining strategic and mid-year plan objectives, and analyzing management information reporting requirements. We expect to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on our reportable segment requirements.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Reportable Segment
Resource management	62.3%	63.8%	62.3%	63.3%
Infrastructure	33.0	33.0	32.9	33.2
Communications	4.7	3.2	4.8	3.5
	100.0%	100.0%	100.0%	100.0%

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue is recognized in the ratio that contract costs incurred bear to total estimated costs. Revenue and profit on these contracts are subject to revision throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Contract Type
Fixed-price	21.8%	30.6%	28.1%	32.1%
Time-and-materials	51.4	51.0	48.9	48.9
Cost-plus	26.8	18.4	23.0	19.0
	100.0%	100.0%	100.0%	100.0%

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

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, corporate finance, accounting, administration and information technology. Most of these costs are unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  Costs related to threatened or pending litigation;

•                  Changes in accounting rules; and

•                  General economic or political conditions.

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to the Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter. Many of our clients’ employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending. However, we do not anticipate this typical increase in year-end federal spending in fiscal 2006, especially in domestic programs, primarily due to the diversion of federal funding toward military actions in Iraq and elsewhere.

TREND ANALYSIS

General. To improve the profitability of our operations, we substantially completed the wind-down and divestiture of non-core businesses in the second quarter of fiscal 2006. Consequently, our operating results for the second quarter of fiscal 2006 reflect continued improvement compared to the same quarter last year. In comparing the second quarters of fiscal 2006 and 2005, it is important to note that revenue and income from operations for the fiscal 2005 period were comparatively low due to various charges, including the goodwill impairment in that quarter as described below. Consequently, the revenue growth rates for fiscal 2006 as compared to fiscal 2005 are significantly higher than the underlying business trends would indicate. In the third and fourth quarters of fiscal 2006, we expect moderate revenue growth from both federal, and state and local government clients, as well as revenue growth from commercial clients that is consistent with the general trends of the U.S. economy.

Federal Government. In the second quarter of fiscal 2006, we experienced slight revenue growth in our federal government business compared to the same quarter last year. The growth was primarily due to an increase in U.S. Department of Energy (DOE) work, together with U.S. Department of Defense (DoD) projects in Iraq. The growth was partially offset by reduced workload with other federal clients, such as the Federal Aviation Administration (FAA) and the National Aeronautics and Space Administration (NASA). Overall, we believe that our federal government business will experience slight growth in fiscal 2006 due in part to the unexploded ordnance (UXO) project in Iraq and increased Base Realignment and Closure (BRAC) spending.

State and Local Government. Our state and local government business experienced growth in the second quarter of fiscal 2006 compared to the same quarter last year. This was due in large part to increased workload under various civil infrastructure and fiber-to-the-premises projects. Most states are forecasting budget surpluses in fiscal 2006, and we believe that our revenue from state and local government clients will continue to grow through the remainder of fiscal 2006.

Commercial. In the second quarter of fiscal 2006, our commercial business also contributed to our revenue growth due to an upturn in the U.S. economy. Capital spending and discretionary environmental project funding increased in the first half of fiscal 2006, and we believe this improvement will continue through the second half of the year. In the longer term, we believe our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions. In the second quarter of fiscal 2006, one of our infrastructure operating units acquired the net assets of two engineering companies for a combined purchase price of $1.8 million. The purchase price consisted of cash and notes payable, and the acquisitions were accounted for as purchases. Accordingly, the purchase price of the net assets acquired was allocated to assets and liabilities acquired based on fair values. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets resulted in goodwill of $0.9 million. These acquisitions were not considered material and the acquired businesses did not have a material impact on our Company’s financial position, results of operations or cash flows for the three and six months ended April 2, 2006.

Divestitures. In the second quarter of fiscal 2006, we finalized an agreement to sell Vertex Engineering Services, Inc. (VES), an operating unit in the resource management segment. In the first quarter of fiscal 2006, we sold Tetra Tech Canada Ltd. (TTC), an operating unit in the communications segment. In addition, we ceased all revenue producing activities for Whalen & Company, Inc. (WAC), an operating unit in the communications segment. Accordingly, these three operating units have been reported as discontinued operations for all reporting periods. For the three months ended April 2, 2006 and April 3, 2005, discontinued operations did not generate a significant amount of revenue. For the six months ended April 2, 2006 and April 3, 2005, discontinued operations generated a total of $9.7 million and $34.0 million of revenue, respectively.

RESULTS OF OPERATIONS

Overall, our results for the second quarter of fiscal 2006 improved over those of the second quarter last year. The improvement resulted primarily from the wind-down of our non-core businesses and our focus on project performance to enhance the profitability of our future results. The results for the second quarter of fiscal 2005 included goodwill and other intangible asset impairment charges, lease exit costs, long-lived asset impairment charges, contract losses and bad debt expense. The results in fiscal 2006 did not reflect similar charges.

Consolidated Results

	Three Months Ended				Six Months Ended
	April 2,	April 3,	Change		April 2,	April 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)

Revenue	$318,892	$297,517	$21,375	7.2%	$660,084	$607,183	$52,901	8.7%
Subcontractor costs	81,176	76,639	4,537	5.9	192,609	160,438	32,171	20.1
Revenue, net of subcontractor costs	237,716	220,878	16,838	7.6	467,475	446,745	20,730	4.6
Other contract costs	191,155	199,160	(8,005)	(4.0)	376,527	387,709	(11,182)	(2.9)
Gross profit	46,561	21,718	24,843	114.4	90,948	59,036	31,912	54.1
Selling, general and administrative expenses	30,337	37,950	(7,613)	(20.1)	57,601	61,212	(3,611)	(5.9)
Impairment of goodwill and other intangible assets	—	105,612	(105,612)	(100.0)	—	105,612	(105,612)	(100.0)
Income (loss) from operations	16,224	(121,844)	138,068	113.3	33,347	(107,788)	141,135	130.9
Interest expense – net	1,873	2,859	(986)	(34.5)	4,105	5,327	(1,222)	(22.9)
Income (loss) from continuing operations before income tax expense (benefit)	14,351	(124,703)	139,054	111.5	29,242	(113,115)	142,357	125.9
Income tax expense (benefit)	6,246	(26,759)	33,005	123.3	12,649	(22,031)	34,680	157.4
Income (loss) from continuing operations	8,105	(97,944)	106,049	108.3	16,593	(91,084)	107,677	118.2
Income (loss) from discontinued operations, net of tax	859	(25,889)	26,748	103.3	394	(24,846)	25,240	101.6

Net income (loss)	$8,964	$(123,833)	$132,797	107.2%	$16,987	$(115,930)	$132,917	114.7%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.4	90.2	80.5	86.8

Gross profit	19.6	9.8	19.5	13.2
Selling, general and administrative expenses	12.8	17.2	12.3	13.7
Impairment of goodwill and other intangible assets	—	47.8	—	23.6

Income (loss) from operations	6.8	(55.2)	7.2	(24.1)
Interest expense – net	0.8	1.3	0.9	1.2

Income (loss) from continuing operations before income tax expense (benefit)	6.0	(56.5)	6.3	(25.3)
Income tax expense (benefit)	2.6	(12.1)	2.7	(4.9)
Income (loss) from continuing operations	3.4	(44.4)	3.6	(20.4)

Income (loss) from discontinued operations, net of tax	0.4	(11.7)	0.1	(5.6)

Net income (loss)	3.8%	(56.1)%	3.7%	(26.0)%

For the three and six months ended April 2, 2006, revenue increased $21.4 million, or 7.2%, and $52.9 million, or 8.7%, compared to the three and six months ended April 3, 2005, respectively. Overall, we experienced a broad-based revenue growth in both periods. Our federal government business with the EPA, DoD and DOE continued to increase, particularly with the work related to Hurricane Katrina, Iraqi reconstruction and UXO. Our state and local workload also experienced growth in civil infrastructure and fiber-to-the-premises projects. To a lesser extent, our commercial business increased due to an upturn in the U.S. economy.

For the three and six months ended April 2, 2006, revenue, net of subcontractor costs, increased $16.8 million, or 7.6%, and $20.7 million, or 4.6%, compared to the three and six months ended April 3, 2005, respectively, for the reasons described above. In addition, we experienced higher subcontracting requirements due to a change in our project mix related to our federal work compared to the same periods last year, particularly with the Iraqi reconstruction projects in the first quarter.

For the three and six months ended April 2, 2006, other contract costs decreased $8.0 million, or 4.0%, and $11.2 million, or 2.9%, compared to the three and six months ended April 3, 2005, respectively. The decrease resulted from our stronger emphasis on project and overhead cost controls and contract risk management. As a result, we improved the alignment of costs to our revenue base through significant reductions in project cost overruns and, to a lesser extent, overhead costs. The decrease was partially offset by increased costs to support revenue growth. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.4% and 80.5%, respectively, compared to 90.2% and 86.8% for the three and six months ended April 3, 2005.

For the three and six months ended April 2, 2006, gross profit increased $24.8 million, or 114.4%, and $31.9 million, or 54.1%, compared to the three and six months ended April 3, 2005, respectively. The increase resulted primarily from the exit of certain non-core businesses, contract risk management, overhead efficiency, as well as the broad-based revenue growth. In addition, we did not experience contract charges similar to those in the second quarter of fiscal 2005. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 19.6% and 19.5%, respectively, compared to 9.8% and 13.2% for the three and six months ended April 3, 2005.

For the three and six months ended April 2, 2006, SG&A expenses decreased $7.6 million, or 20.1%, and $3.6 million, or 5.9%, compared to the three and six months ended April 3, 2005, respectively. In fiscal 2005, we incurred significant bad debt expenses, lease exit costs, asset impairment charges, legal expenses and, to a lesser extent, charges related to the requirements of the Sarbanes-Oxley Act of 2002, and the amendment of our debt arrangements. These charges were not incurred, or were significantly lower, in the current fiscal year. The overall decrease was partially offset by higher SG&A expenses resulting from the growth of our business and increased marketing and business development costs. In addition, we adopted SFAS 123R under which we recognized $1.2 million and $2.2 million of stock-based compensation expense for the three and six months ended April 2, 2006, respectively. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 12.8% and 12.3% compared to 17.2% and 13.7% for the three and six months ended April 3, 2005, respectively. Our SG&A expenses may continue to vary as we continue implementation of our ERP system and fund growth initiatives in fiscal 2006.

Based on a significant adverse change in the business environment, loss of key personnel and planned reduction of business activities in our infrastructure segment, we concluded in the second quarter of fiscal 2005 that an interim goodwill impairment analysis was required. Further, because of the immediate change in financial condition and results from the infrastructure segment, the more permanent nature of these changes, and our decision in the second quarter of fiscal 2005 to reduce the size of the infrastructure business, we did not believe it was appropriate to wait three months until July 1, 2005 to perform the annual goodwill analysis. In the second quarter of fiscal 2005, we performed an interim test of goodwill for impairment in our infrastructure segment as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets, which included a downward forecast of our future operating income and cash flows. As a result, we recognized a non-cash impairment charge of $105.6 million related to goodwill and other intangible assets. No impairment charge was recognized in the current fiscal year.

For the three and six months ended April 2, 2006, net interest expense decreased $1.0 million, or 34.5%, and $1.2 million, or 22.9%, compared to the three and six months ended April 3, 2005, respectively. The decrease resulted from lower borrowings and increased interest income, partially offset by an increase in interest rates. The lower borrowings were primarily a result of positive cash flow from operations.

For the three and six months ended April 2, 2006, income tax expense increased $33.0 million, or 123.3%, and $34.7 million, or 157.4%, compared to the three and six months ended April 3, 2005, respectively. The increase was primarily due to the recognition of income in the current fiscal year compared to the loss in the prior year. The tax rate increased to 43.3% for the six months ended April 2, 2006 from 19.5% for the same period last year. The change in the tax rate was primarily due to the non-deductibility of the majority of the goodwill impairment charge recognized in fiscal 2005 and, to a lesser extent, the SFAS 123R expense for incentive stock options incurred in fiscal 2006.

For the three months ended April 2, 2006 and April 3, 2005, income from discontinued operations was $0.9 million and loss from discontinued operations was $25.9 million, respectively. For the six months ended April 2, 2006 and April 3, 2005, income from discontinued operations was $0.4 million and loss from discontinued operations was $24.8 million, respectively. In connection with the sale of a discontinued operation, we recognized a net gain of $1.1 million and $1.4 million for the three and six months ended April 2, 2006, respectively. Discontinued operations generated an insignificant amount of revenue for the three months ended April 2, 2006 and April 3, 2005. Discontinued operations generated $9.7 million and $34.0 million of revenue for six months ended April 2, 2006 and April 3, 2005, respectively.

Results of Operations by Reportable Segment

Resource Management

	Three Months Ended				Six Months Ended
	April 2,	April 3,	Change		April 2,	April 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$148,210	$140,988	$7,222	5.1%	$291,022	$282,615	$8,407	3.0%
Other contract costs	119,922	121,625	(1,703)	(1.4)	235,594	236,949	(1,355)	(0.6)
Gross profit	$28,288	$19,363	$8,925	46.1%	$55,428	$45,666	$9,762	21.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.9	86.3	81.0	83.8
Gross profit	19.1%	13.7%	19.0%	16.2%

For the three and six months ended April 2, 2006, revenue, net of subcontractor costs, increased $7.2 million, or 5.1%, and $8.4 million, or 3.0%, compared to the three and six months ended April 3, 2005, respectively. The growth was primarily due to increased work with state and local government, commercial and federal clients, particularly the DOE and the U.S. Environmental Protection Agency (EPA). The increase was partially offset by the wind-down of an operating unit that had performed construction work outside of the segment’s normal scope of services, together with a decline in our DoD work due to increased subcontracting requirements for Iraqi reconstruction.

For the three and six months ended April 2, 2006, other contract costs decreased $1.7 million, or 1.4%, and $1.4 million, or 0.6%, compared to the three and six months ended April 3, 2005, respectively. The decrease was primarily due to the recognition of contract losses in the prior year from one operating unit that performed fixed-price construction work. The decrease was partially offset by increased costs to support revenue growth. To a lesser extent, the decrease was also offset by a loss reserve for the completion of certain fixed-price projects. We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was financially unable to complete the projects on schedule and budget. For the three months ended April 2, 2006, the charges totaled $2.8 million, of which $1.2 million was recorded to SG&A expense since it represented bad debt expense on accounts receivable. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.9% and 81.0%, compared to 86.3% and 83.8% for the three and six months ended April 3, 2005, respectively.

For the three and six months ended April 2, 2006, gross profit increased $8.9 million, or 46.1%, and $9.8 million, or 21.4%, compared to the three and six months ended April 3, 2005, respectively, for the reasons described above. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 19.1% and 19.0%, compared to 13.7% and 16.2% for the three and six months ended April 3, 2005, respectively.

Infrastructure

	Three Months Ended				Six Months Ended
	April 2,	April 3,	Change		April 2,	April 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$78,443	$72,905	$5,538	7.6	$153,957	$148,326	$5,631	3.8%
Other contract costs	62,377	68,406	(6,029)	(8.8)	123,003	131,858	(8,855)	(6.7)
Gross profit	$16,066	$4,499	$11,567	257.1%	$30,954	$16,468	$14,486	88.0%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	79.5	93.8	79.9	88.9
Gross profit	20.5%	6.2%	20.1%	11.1%

For the three and six months ended April 2, 2006, revenue, net of subcontractor costs, increased $5.5 million, or 7.6%, and $5.6 million, or 3.8%, compared to the three and six months ended April 3, 2005, respectively. The increase resulted primarily from the growth in state and local government work in fiscal 2006. In addition, we experienced a revenue decline in fiscal 2005 caused by the closing and consolidation of non-performing operations. The increase was partially offset by the revenue decline in commercial work and federal business with the FAA and NASA.

For the three and six months ended April 2, 2006, other contract costs decreased $6.0 million, or 8.8%, and $8.9 million, or 6.7%, compared to the three and six months ended April 3, 2005, respectively. The decrease was primarily due to increased emphasis on contract risk management and the reduction of workforce and fixed facility costs. The decrease was partially offset by the increased costs to support revenue growth. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.5% and 79.9%, compared to 93.8% and 88.9% for the three and six months ended April 3, 2005, respectively.

For the three and six months ended April 2, 2006, gross profit increased $11.6 million, or 257.1%, and $14.5 million, or 88.0%, compared to the three and six months ended April 3, 2005, respectively, for the reasons described above. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 20.5% and 20.1%, compared to 6.2% and 11.1% for the three and six months ended April 3, 2005, respectively.

Communications

	Three Months Ended				Six Months Ended
	April 2,	April 3,	Change		April 2,	April 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$11,063	$6,985	$4,078	58.4	$22,496	$15,804	$6,692	42.3%
Other contract costs	8,856	9,130	(274)	(3.0)	17,930	18,903	(973)	(5.1)
Gross profit (loss)	$2,207	$(2,145)	$4,352	202.9%	$4,566	$(3,099)	$7,665	247.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.1	130.7	79.7	119.6
Gross profit (loss)	19.9%	(30.7)%	20.3%	(19.6)%

For the three and six months ended April 2, 2006, revenue, net of subcontractor costs, increased $4.1 million, or 58.4%, and $6.7 million, or 42.3%, compared to the three and six months ended April 3, 2005, respectively. The increase resulted from the growth in our fiber-to-the-premises projects. In addition, we experienced revenue reduction in the second quarter of fiscal 2005 as we consolidated and closed facilities that performed civil construction work.

For the three and six months ended April 2, 2006, other contract costs decreased $0.3 million, or 3.0%, and $1.0 million, or 5.1%, compared to the three and six months ended April 3, 2005, respectively. In fiscal 2005, we incurred costs related to our exit from non-core businesses, including loss contract charges and lease impairment costs. These costs were not incurred in fiscal 2006. The decrease was partially offset by the increased costs to support revenue growth. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.1% and 79.7%, compared to 130.7% and 119.6% for the three and six months ended April 3, 2005, respectively.

For the three and six months ended April 2, 2006, gross profit increased $4.4 million, or 202.9%, and $7.7 million, or 247.4%, compared to the three and six months ended April 3, 2005, respectively, for the reasons described above. For the three and six months ended April 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 19.9% and 20.3%, compared to gross loss of 30.7% and 19.6% for the three and six months ended April 3, 2005, respectively.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Working Capital. As of April 2, 2006, our working capital was $135.4 million, an increase of $13.8 million from $121.6 million as of October 2, 2005. This increase was primarily related to our business growth and the net income generated during the six months ended April 2, 2006. Cash and cash equivalents totaled $39.6 million as of April 2, 2006, compared to $26.9 million as of October 2, 2005.

Operating and Investing Activities. For the six months ended April 2, 2006, net cash of $15.1 million was provided by operating activities and $4.2 million was used in investing activities. For the six months ended April 3, 2005, net cash of $10.2 million was provided by operating activities and $10.7 million was used in investing activities. The improvement resulted from the successful management of our cash flow through better contract payment terms and timely project billings and collections. Our net accounts receivable from continuing operations decreased $7.2 million, or 2.4%, to $297.7 million as of April 2, 2006 from $304.9 million as of October 2, 2005.

Capital Expenditures. Our capital expenditures for the six months ended April 2, 2006 and April 3, 2005 were $5.9 million and $5.5 million, respectively. This increase resulted from investment in our growing businesses, partially offset by lower capitalized costs associated with our ERP system, which is now mid-way through the implementation phase.

Debt Financing.  We have a credit agreement with several financial institutions, which was amended in July 2004, December 2004, May 2005 and March 2006 (Credit Agreement). The Credit Agreement provides a revolving credit facility (Facility) of up to $150.0 million. As part of the Facility, we may request standby letters of credit up to the aggregate sum of $100.0 million. The Facility matures on July 21, 2009, or earlier at our discretion, upon payment of all amounts due under the Facility.

As of April 2, 2006, we had no borrowings under the Facility. Standby letters of credit under the Facility totaled $11.6 million as of that date.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004, May 2005 and March 2006 (Note Purchase Agreement). The Series A Notes, in the original amount of $92.0 million, are payable semi-annually and mature on May 30, 2011. The Series B Notes, in the original amount of $18.0 million, are payable semi-annually and mature on May 30, 2008. Based on our satisfaction of certain covenant compliance criteria, the Series A Notes and Series B Notes currently bear interest at 7.28% and 7.08% per annum, respectively.

As of April 2, 2006, the outstanding principal balance on the Senior Notes was $89.7 million. Scheduled principal payments of $16.7 million are due on May 30, 2006 and, accordingly, were included in current portion of long-term obligations. The remaining $73.0 million was included in long-term obligations as of April 2, 2006.

The May 2005 amendments to the Credit Agreement and Note Purchase Agreement revised our financial covenants and increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets. Specifically, the maximum leverage ratio (defined as the ratio of funded debt to adjusted EBITDA) is 2.5x for the quarter ended April 2, 2006 and 2.25x for each quarter thereafter. As of April 2, 2006, our leverage ratio was 1.34x. Our minimum net worth is defined as the sum of (a) base net worth, (b) 50% of positive net income since April 3, 2005, and (c) 100% of net cash proceeds of any equity issued since April 3, 2005. As of the quarter ended April 2, 2006, our minimum net worth covenant was $268.4 million and actual net worth was $326.8 million.

Further, these agreements contain other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement and Note Purchase Agreement are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets. There were no significant changes to the Credit Agreement or Facility since October 2, 2005. Although we were not in compliance with certain financial covenants during fiscal 2005 before the May 2005 amendments, we have met all compliance requirements from May 2005 through April 2, 2006. We expect to be in compliance over the next 12 months.

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

Financial Market Risks

We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our Credit Agreement. Effective as of April 3, 2005, we may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.65% to 1.225% per annum, or (b) a eurodollar rate plus a margin which ranges from 1.65% to 2.25% per annum.

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

Our outstanding Senior Notes bear interest at a fixed rate. As of February 14, 2006, the Series A Notes bear interest at 7.28% per annum and are payable at $13.1 million per year through May 2011. As of February 14, 2006, the Series B Notes bear interest at 7.08% per annum and are payable at $3.6 million per year through May 2008. If interest rates increased by 1.0% per annum, the fair value of the Senior Notes could decrease by $2.5 million. If interest rates decreased by 1.0% per annum, the fair value of the Senior Notes could increase by $2.6 million.

We currently anticipate repaying $17.8 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.1 million is related to other debt. Assuming we do repay the remaining $1.1 million ratably during the next 12 months and no borrowings under the Facility for the next 12 months, our annual interest expense could increase or decrease by $0.01 million when our average interest rate increases or decreases by 1% per annum. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

•                  The impairment of our goodwill;

•                  Changes in accounting rules; and

•                  General economic or political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the second quarter of fiscal 2006, we derived approximately 64.5% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 45.9% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2006 as follows: 25.4% from the DoD, 7.2% from the EPA, 6.2% from the DOE, and 7.1% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

•                  The increasing preference by government agencies for contracting with small and disadvantaged businesses;

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

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

We depend upon the efforts and skills of our executive officers, senior managers and consultants. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. In addition, our consolidation efforts within our infrastructure business and our shift to a more centralized structure for the operation of our overall business have resulted, and could result further, in the loss of key employees.

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

Over the past two fiscal years, we have experienced significant project cost overruns on the performance of fixed-price construction work, other than that associated with our federal government projects. We have bid on and accepted contracts with unfavorable terms and conditions; performed on projects without properly defined scopes; maintained low levels of productivity and entered into projects that were outside our normal scope of services. Although we have implemented procedures intended to address these issues, no assurance can be given that we will not experience project management issues in the future.

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004. The major issue raised by the IRS relates to the research and experimentation (R&E) credits that we recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made. This may have a material adverse effect on our financial results.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management. During fiscal 2006, we plan to convert several of our large operating units to our ERP system. In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data. During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash. It is also possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

Our international operations expose us to risks such as foreign currency fluctuations and different business cultures, laws and regulations

During the second quarter of fiscal 2006, we derived approximately 0.6% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the second quarter of fiscal 2006, we derived approximately 34.9% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of April 2, 2006 was approximately $941.1 million. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project. We recorded loss reserves for the completion of certain fixed-price projects in the second quarter of fiscal 2006. We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was financially unable to complete the projects on schedule and budget.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In the second quarter of fiscal 2006, subcontractor costs comprised 25.5% of our revenue. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Changes in accounting for equity-related compensation could impact the way we use stock-based compensation to attract and retain employees

On October 2, 2005, we adopted Statement of Financial Account Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the second quarter of fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and the Employee Stock Purchase Plan. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. As a result of the adoption of SFAS 123R, our earnings for the second quarter of fiscal 2006 were lower than they would have been if we were not required to adopt SFAS 123R. The adoption of SFAS 123R will have an impact of approximately $4 million to $6 million on our results of operations in fiscal 2006.

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

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting. As of April 2, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

On March 1, 2006, we held our annual meeting of stockholders for the following purposes:

(1)                                  To elect six directors to our Board of Directors;

(2)                                  To approve the adoption of our 2005 Equity Incentive Plan; and

(3)                                  To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2006.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld

Dan L. Batrack	48,127,838	950,513
Hugh M. Grant	48,127,145	951,206
Patrick C. Haden	48,126,093	952,258
J. Christopher Lewis	48,125,940	952,411
Albert E. Smith	48,128,295	950,056
Richard H. Truly	48,126,638	951,713

Approval of Adoption of 2005 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes

30,716,613	6,036,726	149,450	12,175,562

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for Fiscal 2006:

For	Against	Abstain	Broker Non-Votes

48,792,459	245,112	40,780	0

Item 6.           Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Third Amendment dated as of March 24, 2006 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein

10.2	Fifth Amendment dated as of March 24, 2006 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)