Form 10-Q
period 2006-07-02
TETRA TECH INC
filed 2006-08-16
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of August 2, 2006, 57,643,089 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.    FINANCIAL INFORMATION

Item 1.                                Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	July 2, 2006	October 2, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,680	$26,861
Accounts receivable – net	324,335	304,905
Prepaid expenses and other current assets	21,505	20,936
Income taxes receivable	10,210	14,172
Current assets of discontinued operations	2,305	24,074
Total current assets	397,035	390,948

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	77,661	70,863
Leasehold improvements	8,644	9,021
Total	86,305	79,884
Accumulated depreciation and amortization	(54,670)	(48,248)
PROPERTY AND EQUIPMENT – NET	31,635	31,636

DEFERRED INCOME TAXES	10,821	8,926

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	160,080	159,175

INTANGIBLE ASSETS – NET	4,845	5,668

OTHER ASSETS	9,476	10,731

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	11,183	7,251

TOTAL ASSETS	$658,875	$648,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$82,504	$88,508
Accrued compensation	57,506	50,935
Billings in excess of costs on uncompleted contracts	41,735	48,560
Deferred income taxes	15,300	5,019
Current portion of long-term obligations	17,939	17,800
Other current liabilities	39,688	45,137
Current liabilities of discontinued operations	5,449	13,376
Total current liabilities	260,121	269,335

LONG-TERM OBLIGATIONS	57,561	74,138

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	47

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of July 2, 2006 and October 2, 2005	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,635 and 57,048 shares as of July 2, 2006 and October 2, 2005, respectively	576	570
Additional paid-in capital	263,611	251,112
Accumulated other comprehensive income (loss)	(3)	757
Retained earnings	77,009	52,176
TOTAL STOCKHOLDERS’ EQUITY	341,193	304,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,875	$648,135

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenue	$359,055	$320,625	$1,019,139	$927,808
Subcontractor costs	118,836	90,668	311,445	251,106
Revenue, net of subcontractor costs	240,219	229,957	707,694	676,702

Other contract costs	196,967	191,629	573,494	579,338
Gross profit	43,252	38,328	134,200	97,364

Selling, general and administrative expenses	27,112	23,732	84,713	84,944
Impairment of goodwill and other intangible assets	—	—	—	105,612
Income (loss) from operations	16,140	14,596	49,487	(93,192)

Interest expense – net	1,212	3,499	5,317	8,826
Income (loss) from continuing operations before income tax expense (benefit)	14,928	11,097	44,170	(102,018)

Income tax expense (benefit)	6,549	8,135	19,198	(13,896)
Income (loss) from continuing operations	8,379	2,962	24,972	(88,122)

Income (loss) from discontinued operations, net of tax	(533)	4,442	(139)	(20,404)

Net income (loss)	$7,846	$7,404	$24,833	$(108,526)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$0.05	$0.43	$(1.56)
Income (loss) from discontinued operations, net of tax	(0.01)	0.08	—	(0.36)
Net income (loss)	$0.14	$0.13	$0.43	$(1.92)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.05	$0.43	$(1.56)
Income (loss) from discontinued operations, net of tax	—	0.08	—	(0.36)
Net income (loss)	$0.14	$0.13	$0.43	$(1.92)

Weighted average common shares outstanding:
Basic	57,476	56,808	57,280	56,640
Diluted	58,039	57,002	57,829	56,640

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 2, 2006	July 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$24,833	$(108,526)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,749	12,372
Stock-based compensation	5,239	—
Deferred income taxes	8,505	(26,304)
Provision for losses on contracts and related receivables	42	27,781
Impairment of goodwill and other intangible assets	—	105,612
Impairment of other long-lived assets	—	2,500
Gain on sale of discontinued operations	(1,415)	—
(Gain) loss on disposal of property and equipment	(71)	1,367

Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(5,329)	27,686
Prepaid expenses and other assets	889	4,330
Accounts payable	(12,273)	(23,367)
Accrued compensation	5,661	(5,820)
Billings in excess of costs on uncompleted contracts	(6,876)	10,828
Other current liabilities	(4,353)	(871)
Income taxes receivable/payable	4,360	(11,309)
Net cash provided by operating activities	28,961	16,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,425)	(6,848)
Payments for business acquisitions	(1,994)	(8,349)
Proceeds from sale of discontinued operations	4,632	—
Proceeds on sale of property and equipment	177	621
Net cash used in investing activities	(5,610)	(14,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(28,041)	(83,752)
Proceeds from borrowings under long-term obligations	10,000	50,000
Net proceeds from issuance of common stock	6,509	5,468
Net cash used in financing activities	(11,532)	(28,284)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	54

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,819	(26,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,861	48,032
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,680	$21,505

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,173	$10,181
Income taxes, net of refunds received	$6,567	$6,283

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 2, 2006, the condensed consolidated statements of operations for the three and nine months ended July 2, 2006 and July 3, 2005, and the condensed consolidated statements of cash flows for the nine months ended July 2, 2006 and July 3, 2005 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.  Certain prior year amounts have been reclassified to conform to the current year presentation due to discontinued operations.  The results of operations for the three and nine months ended July 2, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2006.

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

In the first quarter of fiscal 2006, the Company entered into a stock purchase agreement to sell VES, an operating unit in the resource management segment.  The Company completed negotiations regarding the final terms of the sale in March 2006.  As of third quarter of fiscal 2006, the Company has received a net amount of $1.2 million in cash and a remaining balance of $10.7 million in a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on November 1, 2009.  The promissory note receivable was included in current and non-current assets of discontinued operations on the condensed consolidated balance sheet as of July 2, 2006.  Due to the inadequate amount of cash received to date, the Company determined that no sale occurred for accounting purposes.  Therefore, the Company did not recognize any gain on the sale of VES during the nine months ended July 2, 2006.  The Company expects to recognize modest gains upon receipt of additional cash from the sale of VES.

In the first quarter of fiscal 2006, the Company sold TTC, an operating unit in the communications segment, for approximately $4.9 million.  The Company received a payment in February 2006 in the amount of $1.0 million.  The purchase price is payable pursuant to a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on December 1, 2007.  This note receivable was included in prepaid expenses and other current assets ($1.5 million) and in other assets ($2.3 million) on the condensed consolidated balance sheet as of July 2, 2006.  In connection with the sale and upon receipt of a substantial down payment, the Company recognized a gain of $1.1 million, net of tax, in the quarter ended April 2, 2006.

The summarized, combined statements of operations for discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands)

Revenue	$—	$28,991	$9,697	$62,963

Income (loss) before income tax benefit	(888)	789	(2,534)	(37,859)
Income tax benefit	(355)	(3,653)	(1,011)	(17,455)
Income (loss) from operations, net of tax	(533)	4,442	(1,523)	(20,404)

Gain on sale of discontinued operations, net of tax	—	—	1,384	—

Income (loss) from discontinued operations, net of tax	$(533)	$4,442	$(139)	$(20,404)

The current assets of discontinued operations included net accounts receivable of $1.1 million and $23.8 million as of July 2, 2006 and October 2, 2005, respectively.

3.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the nine months ended July 2, 2006 were as follows:

	October 2, 2005	Goodwill Addition	July 2, 2006
	(in thousands)

Resource management	$86,011	$—	$86,011
Infrastructure	73,164	905	74,069
Total	$159,175	$905	$160,080

The goodwill addition of $0.9 million resulted from the January 2006 acquisition of the assets of two engineering companies in the infrastructure segment for a combined purchase price of $1.8 million, which consisted of cash and notes payable.  The acquisitions were accounted for as purchases.  Accordingly, the purchase prices of the assets acquired were allocated to the assets and liabilities acquired based on their fair values.  The excess of the purchase cost of the acquisitions over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill on the condensed consolidated balance sheet as of July 2, 2006.  These acquisitions were not considered material and the acquired businesses did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended July 2, 2006.

During the second quarter of fiscal 2005, the Company made a strategic decision to change its business model and exit the fixed-price civil infrastructure construction business.  Prior to this quarter, the Company had actively pursued and conducted business in this area, and had not been contemplating such a change.  Due to several factors that arose or were magnified in this quarter, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction contracts, the Company was not operating this business profitably.  Further, the Company came to the conclusion that it was unwilling to absorb the further operating losses or make additional investments when resources could be deployed in areas offering higher rates of return.  Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company was required to assess the impact of this discrete event by performing an interim impairment test.  As a result of this test, the Company recorded a goodwill impairment charge of $105.0 million in the second quarter of fiscal 2005.

The gross amount and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 2, 2006 and October 2, 2005, included in intangible assets-net in the condensed consolidated balance sheets, were as follows:

	July 2, 2006		October 2, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Backlog	$9,075	$(4,230)	$8,900	$(3,232)

Identifiable intangible assets in the amount of $0.2 million were acquired during the nine months ended July 2, 2006.  Amortization expense for acquired identifiable intangible assets with finite useful lives was $1.0 million and $1.5 million for the nine months ended July 2, 2006 and July 3, 2005, respectively.  Estimated amortization expense for the remainder of fiscal 2006 and the succeeding years is as follows (in thousands):

2006	$339
2007	1,359
2008	1,293
2009	1,271
2010	583

4.                                      Stock-Based Compensation

As of July 2, 2006 the Company had the following share-based compensation plans:

•                  1989 Stock Option Plan – Key employees were granted options to purchase an aggregate of 1,490,112 shares of the Company’s common stock at prices ranging from 100% to 110% of market value on the date of grant.  The 1989 Stock Option Plan was terminated in 1999, except as to the outstanding options.  Exercise prices of all options granted by the Company were at least 100% of market value on the date of grant.  Those options vested at 25% per year and became exercisable beginning one year from the date of grant, became fully vested in four years, and expire no later than ten years from the date of grant.

•                  1992 Incentive Stock Plan – Key employees were granted options to purchase an aggregate of 7,202,147 shares of the Company’s common stock.  The 1992 Incentive Stock Plan was terminated in December 2002, except as to the outstanding options.  These options became exercisable one year from the date of grant, became fully vested no later than five years, and expire no later than ten years from the date of grant.

•                  1992 Stock Option Plan for Non-employee Directors – Non-employee directors were granted options to purchase an aggregate of 178,808 shares of the Company’s common stock at prices not less than 100% of market value on the date of grant.  This plan was terminated in December 2002, except as to the outstanding options.  Exercise prices of all options granted were at market value on the date of grant.  These options are fully vested and expire no later than ten years from the date of grant.

•                  2003 Outside Director Stock Option Plan – Non-employee directors may be granted options to purchase an aggregate of up to 400,000 shares of the Company’s common stock at prices not less than 100% of the market value on the date of grant.  Exercise prices of all options granted were at the market value on the date of grant.  These options vest and become exercisable on the first anniversary of the date of grant if the director has not ceased to be a director prior to such date, and expire no later than ten years from the grant date.

•                  2005 Equity Incentive Plan – Key employees may be granted options to purchase an aggregate of 3,580,702 shares of the Company’s common stock.  This plan amended, restated and renamed the 2002 Stock Option Plan.

Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant.  These options expire no later than ten years from the date of grant.  Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date.  These options expire no later than eight years from the grant date.

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

Prior to October 3, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans.  No stock-based compensation expense was recognized in the Company’s results of operations prior to fiscal 2006.  In addition, the Company did not recognize any stock-based compensation expense for the Purchase Plan as it was intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

In the fourth quarter of fiscal 2005, the Company’s Board of Directors approved the accelerated vesting of certain outstanding, unvested stock options awarded to employees under the Company’s stock option plans, other than its 2003 Outside Director Stock Option Plan, with exercise prices greater than $16.95, the closing price of the Company’s common stock on September 6, 2005.  As a result of this vesting acceleration, options to purchase approximately 1.6 million shares of the Company’s common stock became fully vested and immediately exercisable.  As the exercise price of all modified options was greater than the market price of the Company’s underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25.  The decision to accelerate vesting of these options was made primarily to eliminate the accounting charge in connection with future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R).

Effective October 3, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, requiring the Company to recognize expense related to the fair value of its stock-based compensation awards.  The Company elected the modified prospective transition method as permitted by SFAS 123R.  Under this transition method, stock-based compensation expense for the nine months ended July 2, 2006 included: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with SFAS 123R.  Further, in accordance with the modified prospective transition method, financial results for prior periods were not adjusted.

As a result of adopting SFAS 123R on October 3, 2005, the Company’s income from continuing operations before income tax expense for the three and nine months ended July 2, 2006 included $1.2 million and $3.5 million charges for stock-based compensation expense, respectively.  These charges reduced both basic and diluted earnings per share from continuing operations by $0.02 and $0.05 for the three and nine months ended July 2, 2006, respectively.

No tax benefit was recognized for the three and nine months ended July 2, 2006 to the extent incentive stock options were granted.  The Company may receive future tax benefits when these options are exercised.  The options granted in March 2006 are non-qualified stock options, and an associated tax benefit of $0.2 million and $0.3 million was reflected in net income for the three and nine months ended July 2, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows.  In accordance with SFAS 123R, the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the three and nine months ended July 2, 2006, no excess tax benefits were recognized.

The table below illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended July 3, 2005:

	Three Months Ended	Nine Months Ended
	July 3, 2005	July 3, 2005
	(in thousands, except per share data)

Net income (loss) as reported	$7,404	$(108,526)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,487)	(4,237)
Pro forma net income (loss)	$5,917	$(112,763)

Earnings (loss) per share:
Basic – as reported	$0.13	$(1.92)
Basic – pro forma	$0.10	$(1.99)
Diluted – as reported	$0.13	$(1.92)
Diluted – pro forma	$0.10	$(1.99)

The following table summarizes the stock option transactions for the periods presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, October 2, 2005	5,177	$16.56
Granted	34	15.88
Exercised	(108)	9.84
Cancelled	(151)	18.69

Balance, January 1, 2006	4,952	16.63	6.5	$10,901
Granted	947	17.68
Exercised	(198)	10.46
Cancelled	(122)	20.78

Balance, April 2, 2006	5,579	17.00	6.7	17,191
Granted	—	—
Exercised	(89)	11.82
Cancelled	(110)	18.99

Outstanding as of July 2, 2006	5,380	$17.04	6.5	$11,527

Exercisable on July 2, 2006	3,559	$17.18	5.7	$9,471

Included in the options granted during the period ended April 2, 2006 is an award of 20,000 shares of restricted stock, which has a grant date fair value of $0.3 million and vests over a three-year period.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first, second and third quarters of fiscal 2006, respectively, and the exercise price, times the number of shares) that would have been received by the option holders if they had exercised their options on January 1, 2006, April 2, 2006 and July 2, 2006.  This amount will change based on the fair market value of the Company’s stock.  As of July 2, 2006, approximately $11.9 million of total unrecognized stock-based compensation cost was expected to be recognized over a weighted-average period of 2.8 years.

The weighted-average fair value of stock options granted during the three months ended July 3, 2005 was $7.73.  There were no grants of stock options during the three months ended July 2, 2006.  The weighted-average fair value of stock options granted during the nine months ended July 2, 2006 and July 3, 2005 was $8.23 and $7.73, respectively.  The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during the three months ended July 2, 2006 and July 3, 2005 was $0.6 million and $0 million, respectively, and during the nine months ended July 2, 2006 and July 3, 2005 was $2.7 million and $2.2 million, respectively.

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used in the calculations:

	Nine Months Ended
Black-Scholes Options Valuations Assumptions	July 2, 2006	July 3, 2005
Dividend yield	0.0%	0.0%
Expected stock price volatility	42.8%	54.1%
Risk-free rate of return, annual	3.7% - 4.8%	3.8%
Expected life (in years)	4.5 - 6.1	4.7

For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience.  For the three months ended July 2, 2006, the Company based its expected stock price volatility on its market-based implied volatility, including historical implied volatility behavior, to construct a volatility term structure to equal the contractual terms of the options.  Prior to October 3, 2005, the Company’s expected stock price volatility was based on historical experience.  The Company’s risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury.  The expected life was based on historical experience.

Net cash proceeds from the exercise of stock options were $3.5 million and $3.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and $6.5 million and $5.5 million for the nine months ended July 2, 2006 and July 3, 2005, respectively.  The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.  The income tax benefit realized from stock option exercises for the three months ended July 2, 2006 was $0.2 million and for the nine months ended July 2, 2006 and July 3, 2005 was $0.7 million and $0.3 million, respectively. For the three months ended July 3, 2005, the Company did not realize any income tax benefit.

The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for shares purchased under the Purchase Plan for the three and nine months ended July 2, 2006 and July 3, 2005 (in thousands, except for weighted average purchase price):

	Three and Nine Months Ended
	July 2, 2006	July 3, 2005
	(in thousands, except weighted average purchase price)

Shares purchased	193	307
Weighted average purchase price	$12.07	$10.24
Cash received	$2,329	$3,148
Aggregate intrinsic value	$1,135	$562

No Purchase Plan grants were made during the nine months ended July 2, 2006.

The grant date fair value of each award granted under the Purchase Plan during the nine months ended July 3, 2005 was estimated using the Black-Scholes option pricing model, under the following assumptions:

Nine Months Ended
July 3, 2005

Dividend yield	0.0%
Expected stock price volatility	36.9%
Risk-free rate of return, annual	3.22%
Expected life (in years)	1

The expected volatility was based on the expected stock price volatility on its market-based implied volatility, including historical implied volatility behavior, to construct a volatility term structure to equal the contractual terms of the grants.  The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury.  The expected life was based on the Purchase Plan terms and conditions.

Included in stock-based compensation expense for the nine months ended July 2, 2006 was a charge of $0.2 million related to the Purchase Plan.  There are no unrecognized stock-based compensation costs for awards granted under the Purchase Plan as of July 2, 2006.

5.             Stock Option Granting Practices

In August 2006, the Company and the Audit Committee commenced a voluntary review of its past stock option grants and practices with the assistance of outside legal counsel.  This review covered the timing and pricing of all stock option grants made under the Company’s stock option plans during fiscal years 1998 through 2006.

Based upon information gathered during the review by outside counsel, the Audit Committee and the Board of Directors concluded through this investigation that the Company did not engage in intentional or fraudulent misconduct in the granting of stock options.  However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants were found to be erroneous and differed from their actual grant dates.  As a result of revising the accounting measurement dates for these stock option grants, the Company has recorded additional pre-tax non-cash stock-based compensation charges totaling $2.3 million relating to continuing operations, and $0.9 million relating to discontinued operations, net of tax of $1.3 million ($0.9 million relating to continuing operations and $0.4 million relating to discontinued operations) in the Company’s consolidated financial statements for the three and nine month periods ended July 2, 2006.  The charges were computed pursuant to the requirements of APB 25 for all periods through October 2, 2005 and pursuant to SFAS 123(R) for the three and nine month periods ended July 2, 2006.  The total pre-tax stock-based compensation charge of $3.2 million represents the total previously unrecorded charge for stock-based compensation the Company needs to record as a result of these errors.

The Company concluded that the respective charges as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for these stock option grants, totaling $3.2 million, were not material to any previously-reported annual or interim period nor was the cumulative charge expected to be material to the current fiscal year.  As such, this cumulative pre-tax charge totaling $3.2 million was recorded in the condensed consolidated statement of operations for the three and nine months ended July 2, 2006 and prior periods were not restated.  This additional stock-based compensation was combined with the Company’s stock-based compensation recorded in connection with FASB 123(R) for the three and nine months ended July 2, 2006 as outlined above.  As of July 2, 2006, the total remaining incremental stock-based compensation charge related to these stock option grants with a revised accounting measurement date not yet recognized is de minimis.

As noted above, the Company has recorded the expected tax benefit relating to the compensation charges and also recorded estimated additional employment taxes of approximately $0.2 million that are expected to become payable.  Currently, the Company is assessing the impact, if any, of negative tax consequences that might arise for employees as a result of this matter.  The Company may decide to compensate employees for any such negative tax consequences that have arisen.  However, a final decision on this matter will not be made until the Department of Treasury issues final regulations related to Section 409A of the Internal Revenue Code, which is expected to occur later this year.  Any such compensation that the Company elects to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter.

6.                                      Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation shall be effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately.  The cumulative effect of the change on retained earnings in the statement of financial position should be disclosed in the year of adoption only.  The Company has not completed its evaluation of the effect of adoption of FIN 48.  However, due to the fact that the Company has established tax positions in previously filed tax returns and is expected to take tax positions in future tax returns to be reflected in the financial statements, the adoption of FIN 48 may have a significant impact on the Company’s financial position or results of operations.

7.                                      Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock (exchangeable shares) of the Company’s former subsidiary, TTC, outstanding for the period.  The exchangeable shares were non-voting and exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for the Company’s common stock.  As of April 3, 2005, all exchangeable shares (as adjusted for stock splits), were converted into the Company’s common stock.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.  However, due to a net loss for the nine months ended July 3, 2005, the potential common shares were excluded since their inclusion would have been anti-dilutive.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$8,379	$2,962	$24,972	$(88,122)
Income (loss) from discontinued operations	(533)	4,442	(139)	(20,404)
Net income (loss)	$7,846	$7,404	$24,833	$(108,526)

Denominator for basic earnings (loss) per share:
Weighted average shares	57,476	56,808	57,280	56,596
Exchangeable stock of a subsidiary	—	—	—	44
Denominator for basic earnings (loss) per share	57,476	56,808	57,280	56,640

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings (loss) per share	57,476	56,808	57,280	56,640
Potential common shares:
Stock options	563	194	549	—
Denominator for diluted earnings (loss) per share	58,039	57,002	57,829	56,640

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.15	$0.05	$0.43	$(1.56)
Income (loss) from discontinued operations	(0.01)	0.08	—	(0.36)
Net income (loss)	$0.14	$0.13	$0.43	$(1.92)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.14	$0.05	$0.43	$(1.56)
Income (loss) from discontinued operations	—	0.08	—	(0.36)
Net income (loss)	$0.14	$0.13	$0.43	$(1.92)

For the three and nine months ended July 2, 2006, 3.4 million and 3.6 million options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.  For the three and nine months ended July 3, 2005, 3.9 million and 5.1 million options were excluded from the calculations of dilutive potential common shares, respectively.

8.                                      Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $38.7 million and $26.9 million as of July 2, 2006 and October 2, 2005, respectively.

9.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following as of July 2, 2006 and October 2, 2005:

	July 2, 2006	October 2, 2005
	(in thousands)

Billed	$198,994	$201,996
Unbilled	145,813	136,886
Contract retentions	8,005	7,908
Total accounts receivable – gross	352,812	346,790

Allowance for doubtful accounts	(28,477)	(41,885)
Total accounts receivable – net	$324,335	$304,905

Billings in excess of costs on uncompleted contracts	$41,735	$48,560

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date.  Substantially all unbilled receivables as of July 2, 2006 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  Allowances for doubtful accounts have been determined through reviews of specific amounts determined to be uncollectible and potential write-offs as a result of debtors that have filed for bankruptcy protection, plus an allowance for other amounts for which some potential loss is determined to be probable based on current events and circumstances.

The billed receivables related to federal government contracts were $70.7 million and $74.8 million as of July 2, 2006 and October 2, 2005, respectively.  The federal government unbilled receivables were $48.6 million and $40.4 million as of July 2, 2006 and October 2, 2005, respectively.  Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of July 2, 2006 and October 2, 2005.

10.                               Reportable Segments

The Company currently manages its business in three reportable segments: resource management, infrastructure and communications.  The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  The resource management segment provides engineering and consulting services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning.  The infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of civil, security and communications infrastructure.  The communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of the Company’s decision to exit the wireless communications business, the remaining portion of the communications business, known as the wired business, will represent a relatively small part of the Company’s overall business in future periods.  The wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure.  In the second and third quarters of fiscal 2006, the Company continued to implement the plan by re-aligning finance leadership, defining strategic and mid-year plan objectives, and analyzing management information reporting requirements.  The Company expects to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on its reportable segment requirements.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended July 2, 2006:
Revenue	$258,738	$99,775	$14,474	$372,987
Revenue, net of subcontractor costs	150,950	79,790	9,479	240,219
Gross profit	27,147	14,344	1,761	43,252
Segment income from operations	12,331	6,346	436	19,113
Depreciation expense	1,109	678	256	2,043

Three months ended July 3, 2005:
Revenue	$224,435	$96,770	$17,371	$338,576
Revenue, net of subcontractor costs	143,034	78,130	8,793	229,957
Gross profit	21,127	14,936	2,265	38,328
Segment income from operations	8,637	5,681	1,826	16,144
Depreciation expense	1,283	732	251	2,266

Nine months ended July 2, 2006:
Revenue	$717,316	$290,431	$51,353	$1,059,100
Revenue, net of subcontractor costs	441,972	233,747	31,975	707,694
Gross profit	82,575	45,298	6,327	134,200
Segment income from operations	34,321	17,723	1,895	53,939
Depreciation expense	3,453	1,929	826	6,208

Nine months ended July 3, 2005:
Revenue	$639,816	$281,313	$47,588	$968,717
Revenue, net of subcontractor costs	425,649	226,456	24,597	676,702
Gross profit (loss)	66,794	31,404	(834)	97,364
Segment income (loss) from operations	25,894	(103,529)	(7,293)	(84,928)
Depreciation expense	4,008	2,451	1,127	7,586

Reconciliations:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands)

Revenue
Revenue from reportable segments	$372,987	$338,576	$1,059,100	$968,717
Elimination of inter-segment revenue	13,932	17,951	39,961	40,909
Total consolidated revenue	$359,055	$320,625	$1,019,139	$927,808

Income (loss) from operations
Segment income (loss) from operations	$19,113	$16,144	$53,939	$(84,928)
Other expense (1)	(2,633)	(1,230)	(3,454)	(6,798)
Amortization of intangibles	(340)	(318)	(998)	(1,466)
Total consolidated income (loss) from operations	$16,140	$14,596	$49,487	$(93,192)

(1)  Other expense includes corporate costs not allocable to the segments.

11.                               Major Clients

For the three months ended July 2, 2006 and July 3, 2005, the Company generated 15.3% and 7.4% of its revenue, respectively, from the U.S. Army Corps of Engineers.  For the nine months ended July 2, 2006 and July 3, 2005, the Company generated 11.1% and 10.9% of its revenue, respectively, from the U.S. Army Corps of Engineers.  All three segments reported revenue from state and local government and commercial clients.  Only resource management and infrastructure segments reported revenue from the federal government.

The following table presents revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands)
Client Sector
Federal government	$193,529	$161,672	$528,880	$472,043
State and local government	51,015	51,790	162,420	147,404
Commercial	112,791	107,163	321,803	305,470
International	1,720	—	6,036	2,891
Total	$359,055	$320,625	$1,019,139	$927,808

12.                               Comprehensive Income

The Company includes two components in its comprehensive income:  net income (loss) during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.

For the three and nine months ended July 2, 2006, comprehensive income was $7.9 million and $24.1 million, respectively.  For the three and nine months ended July 3, 2005, the Company realized comprehensive income of $7.3 million and comprehensive loss of $108.4 million, respectively.  For the three and nine months ended July 2, 2006, the Company realized an insignificant translation gain, and a translation loss of $0.8 million, respectively.  For the three and nine months ended July 3, 2005, the Company realized a translation loss of $0.1 million and a translation gain of $0.1 million, respectively.

13.                               Commitments and Contingencies

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

On January 18, 2005, both the Company and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  On May 24, 2006, the Court of Appeals denied ZCA’s petition outright and granted the Company’s petition in part.  The decision effectively limited ZCA’s damages to $150,000 and gave the Company the right to contest this amount at a retrial.  On June 9, 2006, the Court of Appeals vacated the award to ZCA of its attorneys’ and consultants’ fees and expenses.  On June 13, 2006, both the Company and ZCA filed petitions for Writ of Certiorari with the Oklahoma Supreme Court.

Although the Company’s legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted.  As a result, the Company continues to maintain $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  Once the legal proceedings relating to ZCA are finally resolved, such accruals will be adjusted accordingly.

The Company is currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004. A major issue raised by the IRS relates to the research and experimentation credits (R&E credits) of $14.5 million recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that the Company estimates will be ultimately realizable. Approximately $5.5 million has not yet been collected and is recorded as part of the income tax receivable. Should the final resolution of the amount of R&E credits to which the Company is entitled be more or less than the estimated realizable amount, the Company will recognize the difference as a component of income tax expense in the period in which the resolution occurs.

In addition, during fiscal 2002, the IRS approved the Company’s request to change the accounting method for income tax purposes for some of the businesses. Specifically, the Company requested a change in the tax accounting method for revenue from the percentage of completion method under Internal Revenue Code (IRC) Section 460 to the accrual method under IRC Section 451. The result was an increase in a deductible temporary difference under SFAS 109, and an increase in the deferred income tax liability and deferred income tax provision.  Because this item created an increase in current tax deductions, there was a corresponding increase in the income tax receivable of $28.3 million.  Accordingly, there was no impact on income tax expense as shown on the consolidated income statement

In 2002, the Company filed amended tax returns for fiscal years 1997 through 2000 to claim the R&E credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, the Company was under examination by the IRS for those years.  The claimed refunds are being held by the IRS pending completion of the examination.  During the third quarter of fiscal 2006, the Company received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  The Company is protesting the position in the letter and expects these issues to go to IRS appeals.

14.                               Lease Exit Costs

In connection with the consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded certain charges related to the abandonment of certain leased facilities in fiscal 2004 and 2005.  These amounts were recorded as selling, general and administrative expenses and are expected to be fully paid by December 2013.  These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income.  During the first quarter of fiscal 2006, the Company reached a favorable settlement relating to a lease for premises previously vacated.  Consequently, the Company reduced the lease exit accrual by $0.8 million to account for this change.  The Company did not record any additional charges in the first nine months of fiscal 2006 as there were no other charges required to be accrued by SFAS No. 146.

The following is a summary of lease exit accrual activity:

	October 2, 2005	Reserve Utilization	Adjustments	July 2, 2006
	(in thousands)

Resource management	$260	$(100)	$—	$160
Infrastructure	3,020	(540)	(800)	1,680
Total	$3,280	$(640)	$(800)	$1,840

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth.  We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of July 2, 2006, we had approximately 7,000 full-time equivalent employees worldwide, located primarily in North America in approximately 240 locations.

In the first half of fiscal 2006, we sold one operating unit in the communications segment and entered into an agreement to sell one operating unit in the resource management segment.  We also discontinued the operations of another operating unit in the communications segment.  See “Acquisitions and Divestitures” below.  The results from these operating units have been reported as discontinued operations for all the reporting periods.  Accordingly, the following discussions generally reflect summary results from our continuing operations unless otherwise noted.  However, the net income and net income per share discussions include the impact of discontinued operations.

Our results of operations for the first nine months of fiscal 2006 were impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards.  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimates of stock price volatility, forfeiture rates and expected option life.  We elected to use the modified prospective transition method of adoption, which requires us to include this stock-based compensation charge in our results of operations beginning in the first quarter of fiscal 2006 without adjusting prior periods to include stock-based compensation expense.  As a result of adopting SFAS 123R on October 3, 2005, our income from continuing operations before income tax expense for the three and nine months ended July 2, 2006 included charges of $1.2 million and $3.5 million for stock-based compensation expense, respectively.

In August 2006, we, along with the Audit Committee, commenced a voluntary review of past stock option grants and practices with the assistance of outside legal counsel.  This review covered the timing and pricing of all stock option grants made under the Company’s stock option plans during fiscal years 1998 through 2006.  Based upon information gathered during the review and advice received from outside counsel, the Audit Committee and the Board of Directors concluded that the Company did not engage in intentional or fraudulent misconduct in the granting of stock options.  However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants were found to be erroneous and differed from their actual grant dates.  As a result of revising the accounting measurement dates for these stock option grants, we have recorded additional pre-tax non-cash stock-based compensation charges totaling $3.2 million in our consolidated financial statements for the three and nine month periods ended July 2, 2006.  The charges were computed pursuant to the requirements of APB 25 for all periods through October 2, 2005 and pursuant to SFAS 123(R) for the three and nine month periods ended July 2, 2006.  This $3.2 million stock-based compensation charge represents the total previously unrecorded charge for compensation we need to record as a result of information gathered during the review.  We concluded that the respective charges as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants was not material to any previously-reported historical period nor was the cumulative change expected to be material to the current fiscal year.  As such, this cumulative pre-tax charge totaling $3.2 million was recorded in the condensed consolidated statement of operations for the three and nine months ended July 2, 2006 and prior periods were not restated.

We have recorded the expected tax benefit relating to the compensation charges and also recorded estimated additional employment taxes of approximately $0.2 million that are expected to become payable.  Currently, we are assessing the impact, if any, of negative tax consequences that might arise for employees as a result of this matter.  We may decide to compensate employees for any such negative tax consequences that have arisen.  However, a final decision on this matter will not be made until the Department of Treasury issues final regulations related to Section 409A of the Internal Revenue Code, which is expected to occur later this year.  Any such compensation that we elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter.

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

We provide our services to a diverse base of federal, and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Client Sector
Federal government	47.4%	46.0%	46.1%	47.1%
State and local government	16.6	18.1	17.9	16.7
Commercial	35.6	35.9	35.4	36.0
International	0.4	—	0.6	0.2
	100.0%	100.0%	100.0%	100.0%

We currently manage our business in three reportable segments: resource management, infrastructure and communications.  Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning.  Our infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of civil, security and communications infrastructure.  Our communications segment provides engineering, permitting, site acquisition and construction management services to state and local governments, telecommunications companies and cable operators.

As a result of our decision to exit the wireless communications business, the remaining portion of the communications business, known as our wired business, will represent a relatively small part of our overall business in future periods.  Our wired business serves clients and performs services that are similar in nature to those of our infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align the management structure.  In the second and third quarters of fiscal 2006, we continued to implement the plan by re-aligning finance leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements.  We expect to continue this implementation during the remainder of fiscal 2006, and will continue to assess the impact, if any, of this plan on our reportable segment requirements.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Reportable Segment
Resource management	62.8%	62.2%	62.5%	62.9%
Infrastructure	33.2	34.0	33.0	33.5
Communications	4.0	3.8	4.5	3.6
	100.0%	100.0%	100.0%	100.0%

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

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Contract Type
Fixed-price	32.7%	33.8%	33.0%	32.6%
Time-and-materials	43.2	48.4	43.6	48.8
Cost-plus	24.1	17.8	23.4	18.6
	100.0%	100.0%	100.0%	100.0%

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

TREND ANALYSIS

General.  To improve the profitability of our operations, we substantially completed the wind-down and divestiture of non-core businesses in fiscal 2006.  Consequently, our operating results for fiscal 2006 reflect continued improvement compared to last year.  In the third quarter of fiscal 2006, we experienced 12.0% revenue growth, primarily in our federal government business and partially in our commercial business compared to the same quarter last year.  We expect continued moderate revenue growth from both federal and state and local government clients, as well as revenue growth from commercial clients that is consistent with the general trends of the U.S. economy.

Federal Government.  In the third quarter of fiscal 2006, we experienced 19.7% revenue growth in our federal government business compared to the same quarter last year.  The growth resulted primarily from an increase in U.S. Department of Defense (DoD) projects in Iraq, together with U.S. Department of Energy (DoE) work.  The growth was partially offset by reduced workload with other federal government clients, such as the Federal Aviation Administration (FAA) and the National Aeronautics and Space Administration (NASA).  Overall, we believe that our federal government business will experience modest growth in the remainder of fiscal 2006 due in part to the unexploded ordnance (UXO) project in Iraq and increased Base Realignment and Closure (BRAC) spending.

State and Local Government.  Our state and local government business experienced a slight revenue decline in the third quarter of fiscal 2006 compared to the same quarter last year.  This decrease resulted in large part from a funding delay for a large fiber-to-the-premises project and a gradual slow-down in construction projects.  However, most states have forecasted budget surpluses in fiscal 2006, and we anticipate revenue growth from our state and local government clients in the fourth quarter compared to the same quarter last year.

Commercial.  In the third quarter of fiscal 2006, our commercial business experienced moderate revenue growth compared to the same quarter last year.  In general, capital spending and discretionary environmental project funding increased in the first three quarters of fiscal 2006, and we believe this trend will continue in the fourth quarter.  In the longer term, we believe our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  In the second quarter of fiscal 2006, one of our infrastructure operating units acquired the net assets of two engineering companies for a combined purchase price of $1.8 million.  The purchase price consisted of cash and notes payable, and the acquisitions were accounted for as purchases.  Accordingly, the purchase price of the net assets acquired was allocated to assets and liabilities acquired based on fair values.  The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets resulted in goodwill of $0.9 million.  These acquisitions were not considered material and the acquired businesses did not have a material impact on our financial position, results of operations or cash flows for the three and nine months ended July 2, 2006.

Divestitures.  In the second quarter of fiscal 2006, we finalized an agreement to sell Vertex Engineering Services, Inc. (VES), an operating unit in the resource management segment.  In the first quarter of fiscal 2006, we sold Tetra Tech Canada Ltd. (TTC), an operating unit in the communications segment.  In addition, we ceased all revenue producing activities for Whalen & Company, Inc. (WAC), an operating unit in the communications segment.  Accordingly, these three operating units have been reported as discontinued operations for all reporting periods.  For the three months ended July 2, 2006, discontinued operations generated no revenue compared to $29.0 million of revenue for the three months ended July 3, 2005.  For the nine months ended July 2, 2006 and July 3, 2005, discontinued operations generated $9.7 million and $63.0 million of revenue, respectively.

RESULTS OF OPERATIONS

Overall, our results for the third quarter of fiscal 2006 improved compared to the same quarter last year.  The improvement resulted primarily from the wind-down of our non-core businesses and our focus on project performance to enhance the profitability of our future results.

Consolidated Results

	Three Months Ended				Nine Months Ended
	July 2,	July 3,	Change		July 2,	July 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)

Revenue	$359,055	$320,625	$38,430	12.0%	$1,019,139	$927,808	$91,331	9.8%
Subcontractor costs	118,836	90,668	28,168	31.1	311,445	251,106	60,339	24.0
Revenue, net of subcontractor costs	240,219	229,957	10,262	4.5	707,694	676,702	30,992	4.6
Other contract costs	196,967	191,629	5,338	2.8	573,494	579,338	(5,844)	(1.0)
Gross profit	43,252	38,328	4,924	12.8	134,200	97,364	36,836	37.8
Selling, general and administrative expenses	27,112	23,732	3,380	14.2	84,713	84,944	(231)	(0.3)
Impairment of goodwill and other intangible assets	—	—	—	—	—	105,612	(105,612)	(100.0)
Income (loss) from operations	16,140	14,596	1,544	10.6	49.487	(93,192)	142,679	153.1
Interest expense – net	1,212	3,499	(2,287)	(65.4)	5,317	8,826	(3,509)	(39.8)
Income (loss) from continuing operations before income tax expense (benefit)	14,928	11,097	3,831	34.5	44,170	(102,018)	146,188	143.3
Income tax expense (benefit)	6,549	8,135	(1,586)	(19.5)	19,198	(13,896)	33,094	238.2
Income (loss) from continuing operations	8,379	2,962	5,417	182.9	24,972	(88,122)	113,094	128.3
Income (loss) from discontinued operations, net of tax	(533)	4,442	(4,975)	(112.0)	(139)	(20,404)	20,265	99.3

Net income (loss)	$7,846	$7,404	$442	6.0%	$24,833	$(108,526)	$133,359	122.9%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	82.0	83.3	81.0	85.6

Gross profit	18.0	16.7	19.0	14.4
Selling, general and administrative expenses	11.3	10.3	12.0	12.6
Impairment of goodwill and other intangible assets	—	—	—	15.6

Income (loss) from operations	6.7	6.4	7.0	(13.8)
Interest expense — net	0.5	1.5	0.8	1.3

Income (loss) from continuing operations before income tax expense (benefit)	6.2	4.9	6.2	(15.1)
Income tax expense (benefit)	2.7	3.6	2.7	(2.1)
Income (loss) from continuing operations	3.5	1.3	3.5	(13.0)

Income (loss) from discontinued operations, net of tax	(0.2)	1.9	—	(3.0)

Net income (loss)	3.3%	3.2%	3.5%	(16.0)%

For the three and nine months ended July 2, 2006, revenue increased $38.4 million, or 12.0%, and $91.3 million, or 9.8%, compared to the same periods last year, respectively.  For the three-month period, the increase was primarily due to the growth in our federal government business with the DoD and DoE, particularly with work associated with Iraqi reconstruction, UXO and environmental compliance and remediation work.  This growth was partially offset by the reduced workload with the FAA and NASA.  To a lesser extent, our commercial business also increased due to an upturn in the U.S. economy that resulted in increased capital spending.  The increase was offset to a small extent by a decline in our state and local government business due to a funding delay for a large fiber-to-the-premises project.  For the nine-month period, we experienced a broad-based revenue growth compared to the same period last year.  Our federal government business with the DoD, DoE and U.S. Environmental Protection Agency (EPA) contributed in large part to our revenue growth.  To a lesser extent, our commercial business and state and local government workload in civil infrastructure also experienced revenue growth.

For the three and nine months ended July 2, 2006, revenue, net of subcontractor costs, increased $10.3 million, or 4.5%, and $31.0 million, or 4.6%, compared to the same periods last year, respectively, for the reasons described above.  In addition, we experienced higher subcontracting requirements due to a change in project mix in our federal government work compared to the same periods last year, particularly with the Iraqi reconstruction projects.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government mandated small business set-aside requirements.

For the three and nine months ended July 2, 2006, other contract costs increased $5.3 million, or 2.8%, and decreased $5.8 million, or 1.0%, compared to the same periods last year, respectively.  For the three-month period, we incurred higher costs to support revenue growth.  In the fiscal 2005 periods, we recognized additional contract costs that were related to contract losses and an arbitration award against us in a contract dispute.  For the nine-month period, the decrease resulted from our stronger emphasis on project and overhead cost controls and contract risk management.  As a result, we improved the alignment of costs to our revenue base through significant reductions in project cost overruns and, to a lesser extent, overhead costs.  The decrease was offset in large part by increased costs to support revenue growth.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 82.0% and 81.0%, compared to 83.3% and 85.6% for the same periods last year, respectively.

For the three and nine months ended July 2, 2006, gross profit increased $4.9 million, or 12.8%, and $36.8 million, or 37.8%, compared to the same periods last year, respectively.  The increase resulted primarily from our exit from certain non-core businesses, contract risk management, overhead efficiency, as well as the broad-based revenue growth.  In addition, we did not experience contract charges similar to those in fiscal 2005.  Further, in the fiscal 2005 period, we were required to complete work without profit on previously recognized loss contracts.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 18.0% and 19.0%, compared to 16.7% and 14.4% for the same periods last year, respectively.

For the three and nine months ended July 2, 2006, SG&A expenses increased $3.4 million, or 14.2%, and decreased $0.2 million, or 0.3%, compared to the three and nine months ended July 3, 2005, respectively.  In fiscal 2006, we incurred higher SG&A expenses due to the growth of our business and an increase in marketing and business development costs to drive this growth.  In addition, we adopted SFAS 123R under which we recognized $1.2 million and $3.5 million of stock-based compensation expense for the three and nine months ended July 2, 2006, respectively.  Due to a review of our stock option granting practices, an additional pre-tax non-cash stock-based compensation charge of $2.3 million related to continuing operations was recorded in SG&A for the three and nine month period ended July 2, 2006.  In fiscal 2005, we incurred significant lease exit costs, asset impairment charges, legal expenses and, to a lesser extent, charges related to the requirements of the Sarbanes-Oxley Act of 2002, and the amendment of our debt arrangements.  These charges were not incurred, or were significantly lower, in the current fiscal year.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.3% and 12.0%, compared to 10.3% and 12.6% for the same periods last year, respectively.  Our SG&A expenses may continue to vary as we continue implementation of our enterprise resource planning (ERP) system and fund growth initiatives in the fourth quarter of fiscal 2006.

During the second quarter of fiscal 2005, we made a strategic decision to change our business model and exit the fixed-price civil infrastructure construction business.  Prior to this quarter, we had actively pursued and conducted business in this area, and had not been contemplating such a change.  Due to several factors that arose or were magnified in this quarter, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction contracts, we were not operating this business profitably.  Further, we came to the conclusion that we were unwilling to absorb the further operating losses or make additional investments when resources could be deployed in areas offering higher rates of return.  Under SFAS No. 142, we were required to assess the impact of this discrete event by performing an interim impairment test.  As a result of this test, we recorded a goodwill impairment charge of $105.0 million in the second quarter of fiscal 2005.

For the three and nine months ended July 2, 2006, net interest expense decreased $2.3 million, or 65.4%, and $3.5 million, or 39.8%, compared to the same periods last year, respectively.  The decrease resulted from lower borrowings and increased interest income, partially offset by an increase in interest rates.  The lower borrowings resulted primarily from our continued positive cash flow from operations.

For the three and nine months ended July 2, 2006, income tax expense decreased $1.6 million, or 19.5%, and increased $33.1 million, or 238.2%, compared to the same periods last year, respectively.  For the nine-month period, the increase was primarily due to the recognition of income in the current fiscal year compared to the loss in the prior year.  The tax rate increased to 43.5% for the nine months ended July 2, 2006 from 13.6% (benefit) for the same period last year.  The change in the tax rate was primarily due to the non-deductibility of the majority of the goodwill impairment charge recognized in fiscal 2005 and, to a lesser extent, the SFAS 123R expense for incentive stock options incurred in fiscal 2006.

For the three months ended July 2, 2006 and July 3, 2005, loss from discontinued operations was $0.5 million, and income from discontinued operations was $4.4 million, respectively.  For the nine months ended July 2, 2006 and July 3, 2005, loss from discontinued operations was $0.1 million and $20.4 million, respectively.  Due to a review of our stock option granting practices, an additional pre-tax non-cash stock-based compensation charge of $0.9 million, net of a tax benefit of $0.4 million, was recorded in discontinued operations for the three and nine month period ended July 2, 2006.  In connection with the sale of a discontinued operation, we recognized a gain of $1.4 million, net of tax for the nine months ended July 2, 2006.  Discontinued operations generated no revenue and $29.0 million of revenue for the three months ended July 2, 2006 and July 3, 2005, respectively.  Discontinued operations generated $9.7 million and $63.0 million of revenue for nine months ended July 2, 2006 and July 3, 2005, respectively.

Results of Operations by Reportable Segment

Resource Management

	Three Months Ended				Nine Months Ended
	July 2,	July 3,	Change		July 2,	July 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$150,950	$143,034	$7,916	5.5%	$441,972	$425,649	$16,323	3.8%
Other contract costs	123,803	121,907	1,896	1.6	359,397	358,855	542	0.2
Gross profit	$27,147	$21,127	$6,020	28.5%	$82,575	$66,794	$15,781	23.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	82.0	85.2	81.3	84.3
Gross profit	18.0%	14.8%	18.7%	15.7%

For the three and nine months ended July 2, 2006, revenue, net of subcontractor costs, increased $7.9 million, or 5.5%, and $16.3 million, or 3.8%, compared to the same periods last year, respectively.  For the three-month period, the growth resulted primarily from our federal government business with the DoD and DoE.  This growth was partially offset by a decline in our commercial work and to a lesser extent, state and local government business.  For the nine-month period, the increase resulted primarily from the growth in our federal government business with the DoE and the EPA.  The increase was offset to a small extent by a decline in our DoD work due to increased subcontracting requirements for Iraqi reconstruction.  To a greater extent, the increase was offset by the decline in our commercial work that resulted from the wind-down of fixed-price civil construction projects.

For the three and nine months ended July 2, 2006, other contract costs increased $1.9 million, or 1.6%, and $0.5 million, or 0.2%, compared to the same periods last year, respectively.  In large part, we incurred higher costs to support revenue growth.  To a lesser extent, we recognized project losses for the completion of certain fixed-price government construction projects.  We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was unable to complete the projects on schedule and budget.  For the nine months ended July 2, 2006, the charges totaled $2.2 million, of which $0.6 million was recorded to SG&A expense since it represented bad debt expense on accounts receivable for the nine-month period.  In the fiscal 2005 periods, we recognized contract losses for fixed-price construction work and an arbitration award against us in a contract dispute, all of which caused an increase in contract costs.  We did not experience such costs in the fiscal 2006 periods.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 82.0% and 81.3%, compared to 85.2% and 84.3% for the same periods last year, respectively.

For the three and nine months ended July 2, 2006, gross profit increased $6.0 million, or 28.5%, and $15.8 million, or 23.6%, compared to the same periods last year, respectively, for the reasons described above.  For the three and nine month periods, as a percentage of revenue, net of subcontractor costs, gross profit was 18.0% and 18.7%, compared to 14.8% and 15.7% for the same periods last year, respectively.

Infrastructure

	Three Months Ended				Nine Months Ended
	July 2,	July 3,	Change		July 2,	July 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$79,790	$78,130	$1,660	2.1%	$233,747	$226,456	$7,291	3.2%
Other contract costs	65,446	63,194	2,252	3.6	188,449	195,052	(6,603)	(3.4)
Gross profit	$14,344	$14,936	$(592)	(4.0)%	$45,298	$31,404	$13,894	44.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	82.0	80.9	80.6	86.1
Gross profit	18.0%	19.1%	19.4%	13.9%

For the three and nine months ended July 2, 2006, revenue, net of subcontractor costs, increased $1.7 million, or 2.1%, and $7.3 million, or 3.2%, compared to the same periods last year, respectively.  The increase resulted primarily from the growth in state and local government business in fiscal 2006.  In addition, we experienced lower revenues in fiscal 2005 due to the closing and consolidation of non-performing civil infrastructure operations.  The increase from last year was partially offset by a decline in commercial work and federal government business with the FAA and NASA.

For the three and nine months ended July 2, 2006, other contract costs increased $2.3 million, or 3.6%, and decreased $6.6 million, or 3.4%, compared to the same periods last year, respectively.  For the three-month period, the increase was primarily due to higher costs incurred to support revenue growth.  The increase also resulted from a change in our contract mix.  In fiscal 2006, we experienced a higher percentage of contracts with lower profit margins as compared to the same period last year.  Our state and local project revenue increased, but these projects have lower margins.  Our commercial and federal work decreased, and these projects typically have higher margins.  For the nine-month period, the contract costs recognized in the prior year were higher compared to the current year.  In fiscal 2005, we recognized costs on loss projects.  In fiscal 2006, we did not experience the same level of contract charges due to our increased emphasis on contract risk management and a reduction of facility and personnel costs.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 82.0% and 80.6%, compared to 80.9% and 86.1% for the same periods last year, respectively.

For the three and nine months ended July 2, 2006, gross profit decreased $0.6 million, or 4.0%, and increased $13.9 million, or 44.2%, compared to the same periods last year, respectively, for the reasons described above.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 18.0% and 19.4%, compared to 19.1% and 13.9% for the same periods last year, respectively.

Communications

	Three Months Ended				Nine Months Ended
	July 2,	July 3,	Change		July 2,	July 3,	Change
	2006	2005	$	%	2006	2005	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$9,479	$8,793	$686	7.8%	$31,975	$24,597	$7,378	30.0%
Other contract costs	7,718	6,528	1,190	18.2	25,648	25,431	217	0.9
Gross profit (loss)	$1,761	$2,265	$(504)	(22.3)%	$6,327	$(834)	$7,161	858.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	81.4	74.2	80.2	103.4
Gross profit (loss)	18.6%	25.8%	19.8%	(3.4)%

For the three and nine months ended July 2, 2006, revenue, net of subcontractor costs, increased $0.7 million, or 7.8%, and $7.4 million, or 30.0%, compared to the same periods last year, respectively.  For the three-month period, the increase resulted from a change in our contract execution as more work was performed by our employees and less work was subcontracted.  The increase was partially offset by a funding delay for a large fiber-to-the-premises project that caused the postponement of virtually all work in the third quarter.  For the nine-month period, the increase was primarily due to the growth of this large fiber-to-the-premises project in the first half of fiscal 2006 and, to a lesser extent, increased self-performance.  In the fiscal 2005 period, we experienced a revenue reduction in the first six months as we consolidated and closed facilities that performed civil construction work.

For the three and nine months ended July 2, 2006, other contract costs increased $1.2 million, or 18.2%, and $0.2 million, or 0.9%, compared to the same periods last year, respectively.  The increase resulted primarily from higher costs incurred to support revenue growth and increased self-performance.  In addition, during the first half of fiscal 2005, we incurred costs related to our exit from non-core businesses, including loss contract charges and lease impairment costs.  These costs were not incurred in fiscal 2006.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, other contract costs were 81.4% and 80.2%, compared to 74.2% and 103.4% for the same periods last year, respectively.

For the three and nine months ended July 2, 2006, gross profit decreased $0.5 million, or 22.3%, and increased $7.2 million, or 858.6%, compared to the same periods last year, respectively, for the reasons described above.  In addition, for the three-month period, the gross profit was adversely impacted by the change in contract mix.  In fiscal 2006 we experienced a higher percentage of contracts with lower profit margins as compared to the same period last year.  For the three and nine months ended July 2, 2006, as a percentage of revenue, net of subcontractor costs, gross profit was 18.6% and 19.8%, compared to gross profit of 25.8% and gross loss of 3.4% for the same periods last year, respectively.

Fiscal 2005 Operating Results

In fiscal 2005, particularly in the second quarter of fiscal 2005, we recorded significant charges that resulted in a net loss for the year.  To supplement the foregoing management’s discussion and analysis, the following is a discussion of all material factors that led to the more significant charges relative to the fiscal 2005 goodwill, lease impairment and accounts receivable charges.

Goodwill Impairment:  During the second quarter of fiscal 2005, we made a strategic decision to change our business model and exit the fixed-price civil infrastructure construction business.  Prior to this quarter, we had actively pursued and conducted business in this area, and had not been contemplating such a change.  Due to several factors that arose or were magnified in this quarter, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction contracts, as more fully discussed below, we were not operating this business profitably.  Further, we came to the conclusion that we were unwilling to absorb the further operating losses or make additional investments when resources could be deployed in areas offering higher rates of return.  Under SFAS No. 142, we were required to assess the impact of this discrete event by performing an interim impairment test.  As a result of this test, we recorded a goodwill impairment charge of $105.0 million in the second quarter of fiscal 2005, as further described below.

Our fiscal 2004 SFAS No. 142 analysis was completed on our annual assessment date of July 1, 2004.  For this analysis, we used annual revenue growth rate assumptions of 5% - 8% over the future periods for which cash flow was projected.  We anticipated profit rates to strengthen over time due to the forecasted increase in revenue and the moderate planned office consolidations and lower personnel costs.  As a result of this analysis and future cash flow projections, the fair value of the infrastructure reporting unit was determined to exceed the carrying value and there was no impairment of the recorded goodwill.

We did not encounter any significant discrete events, or any combination of events, in the fourth quarter of fiscal 2004 or the first quarter of fiscal 2005 that would have triggered an interim impairment analysis of goodwill associated with our infrastructure business.  Any negative indicators related to specific contracts rather than the business in general.  In that regard, management believed that this business would improve in the future as a result of changes in business climate or competition such as increased state and local government budgets, passage of the new federal transportation bill and increased availability of state and local school bond funding.  Accordingly, there were no indicators of a goodwill impairment charge or other asset write-off until the second quarter of fiscal 2005, subsequent to the filing of our Form 10-Q for the first quarter of fiscal 2005.

As illustrated in the following table, and as previously disclosed in our prior period financial statements, the financial results in the second quarter of fiscal 2005 indicated potential goodwill impairment.  The year-over-year results reflected a negative trend, and the infrastructure segment reported a loss of $8.3 million, prior to any goodwill impairment charge.  The table summarizes the operating results of our infrastructure reportable segment for the five quarters prior to the goodwill impairment charge, as compared to the second quarter of fiscal 2005 ($ in thousands).

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Q1 2005	Q2 2005*
Operating cash flow	$4,300	$13,300	$5,900	$1,400	$2,300	$6,500
Revenue	88,025	93,123	108,324	104,457	93,656	90,887
Net revenue	72,979	75,395	85,354	81,572	75,421	72,905
Gross profit	15,657	15,592	12,662	7,387	11,969	4,499
Segment income (loss) from operations	8,117	7,299	4,551	(1,548)	4,102	(8,312)

*Excludes goodwill and other intangible impairment charges of $105.6 million.

In the second quarter of fiscal 2005, we determined there were indications of potential goodwill impairment for the reasons described below, and thus performed the interim SFAS No. 142 analysis as of April 3, 2005.  As a result of this analysis, we identified a goodwill impairment of $105.0 million, together with an impairment of $0.6 million for other intangible assets in our infrastructure segment.  Our strategic decision to reduce the size of the infrastructure business by exiting the fixed-price civil construction business, which would cause significant downward adjustments in forecasted future operating income and cash flows in our goodwill analysis, was the key trigger that led us to believe that the infrastructure segment goodwill was likely impaired.  We did not experience any similar indicators in our resource management segment that would warrant an interim goodwill impairment analysis.  We did not perform an analysis on our communications segment since there was no goodwill recorded. The impact of exiting this business and the key factors we considered in reaching this decision are discussed in more detail below.

Strategic Decision to Exit Fixed-Price Construction Business:  We identified several operational issues as of the fiscal year ended October 1, 2004 and the first quarter of fiscal 2005, but considered the lower operating results to be attributable to temporary conditions.  These operational issues included the specific identification of underperforming contracts in certain office regions, together with increases in variable overhead costs incurred that were considered inconsequential.  We believed that backlog would soon increase and growth would ensue because of increased state and local government budgets, passage of the new federal transportation bill and increased availability of state and local school bond funding.  For that reason, prior to the second quarter of fiscal 2005, we had not considered exiting the fixed-price civil infrastructure construction business.  Instead, we continued to focus on the long-term and did not implement significant short-term operational changes due to anticipated opportunities.

During the second quarter of fiscal 2005, we were surprised by the negative results reported by the infrastructure segment late in the quarter as a result of the recognition of contract losses.  Further, we realized that the adverse business environment was more permanent than transitory because of the continuing state and local government budget shortfalls, the loss of key personnel and the unanticipated increase in competition. The continued delay of newer profitable contracts created a more permanent overcapacity of workforce and facilities that required immediate action. Further, we anticipated a reduced forecast for revenue and profit.  As a result of these factors, we concluded that more extreme measures were necessary to return to profitability and mitigate potential future losses.  Such actions included the strategic decision to discontinue bidding on and providing services related to fixed-price civil infrastructure construction projects, and an aggressive office consolidation and headcount reduction effort related to infrastructure operations engaged in such projects.  Although we did not separately track operating results for our fixed-price civil infrastructure construction projects, we did know which units performed a majority of the business done in this area.  We utilized this information to quantify the impact of the termination of these projects on estimated cash flows.

As a result, the immediate change in our strategic plan and the related downward adjustment in forecasted future operating income and cash flows, we concluded there was a potential for goodwill impairment.  As required by SFAS No. 142, we conducted an interim assessment and performed the two-step interim impairment test.  First, we determined that the goodwill recorded in our infrastructure reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets.  To quantify the impairment, we then allocated the fair value of the infrastructure reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS No. 141.  The fair value of the reporting unit was estimated by using the discounted cash flow method, guideline company method, and similar transactions method weighted at 70%, 15%, and 15%, respectively. We used a consistent methodology for both the 2004 and 2005 analyses.

Estimates used to calculate the discounted cash flow over the seven-year time frame were based on the following assumptions:

•                  Although we recognized losses on long-term projects in the second quarter of fiscal 2005, these projects had previously contributed positive cash flows, and positive cash flows were assumed in our budgets and in our prior impairment assessments.  By eliminating the projects, there was a significant negative impact on future cash flows.  In other words, by eliminating a line of business, we would experience lost revenue, earnings and cash flow.  The estimated aggregate total decrease in revenue, net of subcontractor costs, and operating profit, comparing the July 1, 2004 analysis to the April 3, 2005 analysis was $942 million and $190 million, respectively.  The majority of this decrease was due to the revised lower forecast relative to the elimination of the fixed-price civil infrastructure construction contracts.

•                  We did not anticipate any further loss contracts, other than those identified and already accounted for as of the second quarter of fiscal 2005.  Further, there was no assumption that the infrastructure segment would generate losses in future periods. We have experienced profits in each of the quarters following the second quarter of fiscal 2005.  The improvement in the second half of fiscal 2005 and in fiscal 2006, compared to the loss in the second quarter of fiscal 2005, was due to our accounting for all known loss contracts.  In addition, we expect to continue to be profitable, notwithstanding our prior losses, based on our current contract bid rates and profit estimates relative to the infrastructure segment backlog.  We believe that our operating income and profit rates will increase slightly in the future as we increase our project accounting controls and scale down our bids on fixed-price civil infrastructure construction contracts.

•                  We determined that annual revenue growth rates of 8% and year-over-year decreases in overhead costs as a percentage of revenue for the remaining infrastructure business were no longer appropriate based on our experience and our revised outlook based on the additional developments described below.  Accordingly, future revenue growth rates were determined to be no more than 5% annually.  Future direct and indirect overhead costs as a percentage of revenue were not expected to improve primarily as a result of the reduced revenue growth assumptions described above.  These revised assumptions have proven to be reasonable, as evidenced by the fact that the infrastructure segment’s revenue, net of subcontractor costs, projections for fiscal 2006 used in the April 3, 2005 goodwill impairment analysis were within 1% of the actual amount achieved in fiscal 2006 to date.  Overall, the updated future projections estimated profits at lower levels than had previously been predicted and utilized in prior SFAS No. 142 analyses.

Adverse Changes in Business Climate:  Prior to fiscal 2005, we experienced only a gradual degradation in our infrastructure business due to:

•                  Reduced state and local government budgets;

•                  Delays by Congress in approving the new federal transportation bill, known as the Safe, Accountable and Efficient Transportation Equity Act:  A Legacy for Users (SAFETEA-LU).  This bill was not passed until July, 2005, which caused future prospects to be delayed; and

•                  State and local delays in school funding due to failures to pass bond referendums.

Based upon these gradual changes in the business climate, we developed plans to reduce costs in overstaffed markets by closing and consolidating offices, reducing headcount, and streamlining management.  However, these actions did not result in the desired increase in profits.  During the second quarter of fiscal 2005, the business climate changed adversely beyond our previous expectations due to insufficient backlog to fund expected future revenue levels.  Backlog at the beginning of fiscal 2004 was $245 million and it declined to $203 million as of the second quarter of fiscal 2005.  We recognized several project losses based upon inadequate scope definition and contract value to recoup our costs.  Further, we recognized project cost overruns on a number of fixed-price contracts. In the aggregate, the second quarter operating losses recorded in the infrastructure segment were approximately $8.3 million before the goodwill impairment charges.

Unanticipated Competition:  Prior to fiscal 2005, we experienced normal competition from other engineering and consulting firms that also faced decreasing opportunities. The continuing state and local government budget deficits, as well as delays in the federal transportation bill, forced each firm to compete for a smaller pool of projects.  This business environment caused us to lower project bids, although costs did not decrease. During the second quarter of fiscal 2005, the competition became more fierce.  Further, the competitive environment seemed more permanent than previously anticipated, which caused a significant deterioration in our operating results.  Certain members of our management and professional personnel left our company to join competitors or start their own firms.  This created unanticipated losses of clients and the inability to win additional work as previously anticipated, which further reduced our future backlog estimates.

Loss of Key Personnel:  Prior to fiscal 2005, we had non-compete agreements in place with key personnel who were former owners or former key employees of the companies we acquired.  During the second quarter of fiscal 2005, we experienced a significant loss in key personnel.  Our Senior Vice President, Infrastructure resigned and key managers departed upon the termination of their non-compete agreements.  Further, our competitors recruited key personnel.  The consequence of these departures in the second quarter was the loss of clients, the loss of opportunities to procure new work, and the reduction of our infrastructure engineering capabilities.

In summary, we were required to significantly modify the assumptions in our budgeting and cash flow projections used in the goodwill impairment test as a result of our decision to exit the fixed-price civil infrastructure construction business.  Future projections estimated profits and cash flows at significantly lower levels than had previously been expected.  Based upon lower future profitability, we forecast reduced future cash flows.  We determined that the lower profits and cash flows could not support the recoverability of the infrastructure segment’s goodwill of $174.6 million.  The resulting implied value of the infrastructure reporting unit’s goodwill was $105.0 million less than the current carrying value of the goodwill.  This difference was recorded as a non-cash impairment charge to reduce the goodwill in the infrastructure reporting unit to $69.6 million.  We completed our annual assessment of the recoverability of goodwill for fiscal 2005 as of July 1, 2005, which indicated no further impairment of goodwill.  Actual results for the infrastructure segment since that time have been consistent with the revised forecasts.

Lease Impairment:  In connection with the continuing consolidation of certain operations in the infrastructure and communications businesses, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of $5.6 million related to the abandonment of certain leased facilities in the second quarter of fiscal 2005, which was offset by an adjustment of $1.8 million from favorable sub-lease agreements and lease settlements in the third and fourth quarters of fiscal 2005.  We have not recorded any other charges.  These amounts were recorded as selling, general and administrative expenses.  These facilities are no longer in use, and the charges are net of reasonably estimated sublease income.

The aggregate fiscal 2005 charge of $5.6 million will result in the recognition of lower future costs in the financial statements.  Consolidation of facilities may continue to further decrease our cost of doing business.  The annual cost savings associated with the lease impairment charges are expected to be less than $400,000 per year over the next ten years.  The remaining cost savings related to our restructuring activities. While significant, the cost savings varied based on the elimination of specific civil infrastructure projects since the terms and conditions of the related contracts were different.  Consequently, those cost savings are difficult to quantify and are not estimable. As a result of our restructuring activities, we experienced a decrease in the number of our employees, which may result in lower future revenue, net of subcontractor costs.  However, we could not estimate the total cost savings or decrease in revenue, net of subcontractor costs, as employment terminated at various times based on the completion of multiple different projects.

Accounts Receivable Charges:  We reduced our net accounts receivable by an allowance for amounts that are considered uncollectible. We determined an estimated allowance for uncollectible amounts based on our evaluation of the contracts involved and the financial condition of the applicable clients.  This process is performed each fiscal quarter and encompasses a review of all significant client account balances.  We regularly evaluate the adequacy of the allowance for doubtful accounts by considering multiple factors and circumstances, such as type of client (government agency or commercial sector); trends in actual and forecasted credit quality of the client, including delinquency and payment history; general economic and particular industry conditions that may affect a client’s ability to pay; and contract performance and change order/claim analysis.

We increased our allowance for doubtful accounts by approximately $18.4 million in fiscal 2005 due primarily to our inability to collect on certain contract change orders for which work was performed and billed but not collectable, and cost was in excess of contract value (approximately $11.6 million); contract and collection concessions (approximately $6.5 million); and client bankruptcy filings (approximately $0.3 million). The amounts recorded as revenue and billed to clients were based on the contract scopes, and such amounts were considered to be valid revenue for which services were provided and costs were incurred.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Working Capital.  As of July 2, 2006, our working capital was $136.9 million, an increase of $15.3 million from $121.6 million as of October 2, 2005.  This increase was primarily related to our business growth and the net income generated during the nine months ended July 2, 2006.  Cash and cash equivalents totaled $38.7 million as of July 2, 2006, compared to $26.9 million as of October 2, 2005.

Operating and Investing Activities.  For the nine months ended July 2, 2006, net cash of $29.0 million was provided by operating activities and $5.6 million was used in investing activities.  For the nine months ended July 3, 2005, net cash of $16.3 million was provided by operating activities and $14.6 million was used in investing activities.  The improvement in cash generated from operating activities resulted from the successful management of our cash flow through better contract payment terms and timely project billings and collections.  Our net accounts receivable from continuing operations increased $19.4 million, or 6.4%, to $324.3 million as of July 2, 2006 from $304.9 million as of October 2, 2005, while our revenue has increased 9.8% year to date compared to the prior year.

In accordance with SFAS No. 95, Statement of Cash Flows, we presented condensed consolidated statements of cash flows, which combined total cash flows for both continuing and discontinued operations.  For the nine months ended July 2, 2006, net cash of $29.0 million was provided by operations.  Of this amount, $2.9 million related to discontinued operations, which consisted of income from discontinued operations, depreciation expense, gain on sale of discontinued operations, provision for losses on contracts and related receivables, and net changes in operating assets and liabilities.  In addition, $4.6 million of cash from discontinued operations was provided by investing activities related to the sale proceeds from certain discontinued operations. We expect the absence of cash flows from operating activities for the discontinued operations to have no material impact on our future liquidity and capital resources.  The future cash flows to be provided by investing activities relative to collections on notes receivable associated with the discontinued operations is approximately $15.1 million for the remainder of fiscal 2006 through fiscal 2010.

Capital Expenditures.  Our capital expenditures for the nine months ended July 2, 2006 and July 3, 2005 were $8.4 million and $6.8 million, respectively.  This increase was due to replacement of aging equipment and investment to support organic growth, partially offset by lower capitalized costs associated with our ERP system, which is now mid-way through the implementation phase.

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

As of July 2, 2006, we had no borrowings under the Facility.  Standby letters of credit under the Facility totaled $11.9 million as of that date.

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

As of July 2, 2006, the outstanding principal balance on the Senior Notes was $72.9 million.  Scheduled principal payments of $16.7 million are due on May 30, 2007 and, accordingly, were included in current portion of long-term obligations.  The remaining $56.2 million was included in long-term obligations as of July 2, 2006.

The May 2005 amendments to the Credit Agreement and Note Purchase Agreement revised our financial covenants and increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets.  Specifically, the maximum leverage ratio (defined as the ratio of funded debt to adjusted EBITDA) is 2.5x for the quarter ended July 2, 2006 and 2.25x for each quarter thereafter.  As of July 2, 2006, our leverage ratio was 1.08x.  Our minimum net worth is defined as the sum of (a) base net worth, (b) 50% of positive net income since July 3, 2005, and (c) 100% of net cash proceeds of any equity issued since July 3, 2005.  As of the quarter ended July 2, 2006, our minimum net worth covenant was $275.8 million and actual net worth was $341.2 million.

Further, these agreements contain other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement and Note Purchase Agreement are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets.  There were no significant changes to the Credit Agreement or Facility since October 2, 2005.  Although we were not in compliance with certain financial covenants during fiscal 2005 before the May 2005 amendments, we have met all compliance requirements from May 2005 through July 2, 2006, not withstanding the stock-based compensation charge in the third quarter of fiscal 2006.  We expect to be in compliance over the next 12 months.

Capital Requirements.  We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Historically, due to our reputation, size, geographic presence and range of services, we have had numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund such acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors may contribute to a purchase price that results in a recognition of goodwill.

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

Our outstanding Senior Notes bear interest at a fixed rate.  As of February 14, 2006, the Series A Notes bear interest at 7.28% per annum and are payable at $13.1 million per year through May 2011.  As of February 14, 2006, the Series B Notes bear interest at 7.08% per annum and are payable at $3.6 million per year through May 2008.  If interest rates increased by 1.0% per annum, the fair value of the Senior Notes could decrease by $1.8 million.  If interest rates decreased by 1.0% per annum, the fair value of the Senior Notes could increase by $1.8 million.

We currently anticipate repaying $17.9 million of our outstanding indebtedness in the next 12 months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.2 million is related to other debt.  Assuming we do repay the remaining $1.2 million ratably during the next 12 months and no borrowings under the Facility for the next 12 months, our annual interest expense could increase or decrease by $0.01 million when our average interest rate increases or decreases by 1% per annum.  However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2006, we derived approximately 64.0% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  These agencies generated 47.4% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2006 as follows: 27.3% from the DoD, 6.6% from the EPA, 5.8% from the DoE, and 7.7% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects that have funding appropriated.

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

Over the past two fiscal years, we have experienced significant project cost overruns on the performance of fixed-price construction work, other than that associated with our federal government projects.  We have bid on and accepted contracts with unfavorable terms and conditions; performed on projects without properly defined scopes; maintained low levels of productivity and entered into projects that were outside our normal scope of services.  Although we have implemented procedures intended to address these issues, including the exit from fixed-price civil construction contracts, no assurance can be given that we will not experience project management issues in the future.

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A significant part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence.  We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is more restricted under the May 2005 amendments to our Credit Agreement and Note Purchase Agreement.  Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of investors and securities analysts.  For example:

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

In addition, our acquisition strategy may divert management’s attention away from our existing businesses, result in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

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

Downturns in the financial markets and reductions in state and local government budgets could negatively impact the capital spending of our clients and adversely affect our revenue and operating results

Downturns in the capital markets can impact the spending patterns of certain clients.  Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004.  During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001.  We are protesting the position on the letter and expect these issues to go to IRS appeals.  The major issue raised by the IRS relates to the research and experimentation (R&E) credits that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results.

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

Our international operations expose us to risks such as foreign currency fluctuations and different business cultures, laws and regulations

During the third quarter of fiscal 2006, we derived approximately 0.4% of our revenue, net of subcontractor costs, from international clients.  Some contracts with our international clients are denominated in foreign currencies.  As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with repatriating funds from foreign countries.  In addition, certain expenses are also denominated in foreign currencies.  If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase.  We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2006, we derived approximately 35.6% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

Further, although we have internal controls in place to oversee our government contracts, no assurance can be given that these controls are sufficient to prevent isolated violations of applicable laws, regulations and standards.  If the agencies determine that we or one of our subcontractors engaged in improper conduct, we may be subject to civil or criminal penalties and administrative sanctions, payments, fines and suspension or prohibition from doing business with the government, any of which could materially affect our financial condition, results of operations or cash flows.  In addition, we could suffer serious harm to our reputation.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of July 2, 2006 was approximately $1.0 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally enter into subcontracts, joint ventures and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily.  If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall.  If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.  We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was unable to complete the projects on schedule and budget.  As a result, we recorded loss reserves for the completion of certain fixed-price projects in the second quarter of fiscal 2006.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  In the third quarter of fiscal 2006, subcontractor costs comprised 33.1% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

We compete for projects and engagements with a number of competitors.  Historically, clients have chosen among competing firms based on technical capabilities, the quality and timeliness of the firm’s service, and geographic presence.  If competitive pressures force us to make price concessions or otherwise reduce prices for our services, then our revenue and margins will decline and our results from operations would be harmed.

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

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs.

Certain of our contracts may require our employees travel to and work in high security risk countries that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism.  For example, we currently have employees working in Afghanistan and Iraq.  As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

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

Changes in accounting for equity-related compensation affects the way we use stock-based compensation to attract and retain employees

On October 2, 2005, we adopted Statement of Financial Account Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values.  As a result, our operating results for the third quarter of fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and the Employee Stock Purchase Plan.  The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards.  This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options.  As a result of the adoption of SFAS 123R, our earnings for the third quarter of fiscal 2006 were lower than they would have been if we were not required to adopt SFAS 123R.  The adoption of SFAS 123R will have an impact of approximately $5 million to $6 million on our results of operations in fiscal 2006.

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

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 2, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 18, 2005, both we and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  On May 24, 2006, the Court of Appeals denied ZCA’s petition outright and granted our petition in part.  The decision effectively limited ZCA’s damages to $150,000 and gave us the right to contest this amount at a retrial.  On June 9, 2006, the Court of Appeals vacated the award to ZCA of its attorneys’ and consultant’s fees and expenses.  On June 13, 2006, both we and ZCA filed petitions for Writ of Certiorari with the Oklahoma Supreme Court.

Although our legal counsel in these matters continues to believe that a favorable outcome is reasonably possible, final outcome of these matters cannot yet be accurately predicted.  As a result, we continue to maintain $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  Once the legal proceedings relating to ZCA are finally resolved, such accruals will be adjusted accordingly.

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

Dated: August 16, 2006	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)