Form 10-K
period 2006-10-01
TETRA TECH INC
filed 2006-12-28
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2006.
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
(626) 351-4664
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” (in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 31, 2006 was $1.1 billion (based upon the closing price of a share of registrant’s common stock as reported by the Nasdaq National Market on that date).

On December 1, 2006, 57,732,712  shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Annual Report to Stockholders for the fiscal year ended October 1, 2006 are incorporated by reference in Part I and Part II of this report where indicated. Portions of registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated by reference from our 2006 Annual Report to Stockholders, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Risk Factors,” and elsewhere herein and in the 2006 Annual Report to Stockholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.   Business

General

We are a leading provider of consulting, engineering and technical services focused on water resource management and civil infrastructure. We serve our clients by defining problems and developing innovative and cost-effective solutions. Our solution usually begins with a scientific evaluation of the problem, one of our differentiating strengths. This solution may span the life cycle of a project. The steps of this life cycle include research and development, applied science and technology, engineering design, program management, construction management, and operations and maintenance.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions. We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of the end of fiscal 2006, we had more than 6,800 full-time equivalent employees worldwide, located primarily in North America in approximately 240 locations.

Our fiscal 2006 operating results reflect the execution of the business plan we initiated in the fourth quarter of fiscal 2004 and continued to implement in fiscal 2005 and 2006 to improve our profitability. In particular, we have been engaged in consolidation and strategic realignment efforts, which focused on exiting from the wireless communications business and the fixed-price civil construction projects. Our operating results for fiscal 2006 reflect the completed wind-down of the fixed-price civil construction business, together with the successful business development efforts in our core business markets.

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

Industry Overview

Due to changing threats to human health and the environment, demographic shifts toward sunbelt states, aging infrastructure and new scientific knowledge, many government and commercial organizations face new and complex challenges. These organizations turn to technical service firms for assistance in addressing these challenges. Each organization presents its own unique set of issues and often seeks technical service firms with industry-specific expertise to analyze its problems and develop appropriate solutions. These solutions are then implemented by firms possessing the required engineering and technical service capabilities. Each of the following three business segments provide effective solutions to their clients’ unique set of challenges:

Resource Management.   The world’s natural resources (water, air and soil) are inter-dependent and create a delicate balance. Factors such as agricultural and residential development, commercial construction and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. Government and commercial organizations are focusing on resource management to comply with environmental laws and regulations, respond to public pressure and attain operating efficiencies. Two areas particularly affected by these trends are water management and waste management.

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

•       Waste Management.   In the past, many waste disposal practices caused significant environmental damage. Since the 1970s, more stringent controls on municipal and industrial waste have been adopted by governments around the world to protect the environment. Organizations seek waste management technical services to comply with complex and evolving environmental regulations, minimize the economic and social impact of waste generation and disposal, and realize significant cost savings through increased operating efficiencies.

Infrastructure.   The continued population growth, the demographic shifts to sunbelt states and increased user expectations have placed significant strains on an overburdened infrastructure, thereby requiring additional development. This development includes water and wastewater treatment plants, transportation, pipelines, and communication and power networks, as well as educational, recreational and correctional facilities. In addition, as existing facilities age, they require upgrading or replacement. Further, the trend toward outsourcing services is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient alternatives. After September 11, 2001, the need to protect civil infrastructure and provide additional security infrastructure became more significant. The federal government has increasingly turned to technical service firms for advice and assistance, particularly at seaports and airports. These factors have increased the need for planning, engineering design, program management, construction management, and operations and maintenance services.

Communications.   Technological change and government deregulation have spurred sweeping changes in the communications infrastructure industry. Various service providers are consolidating to offer their subscribers a comprehensive set of services and maintain dominance in their markets. As these trends continue, network service providers have turned to technical service firms for advice and assistance in planning, deploying and maintaining their communications infrastructure.

The Tetra Tech Solution

We provide consulting, engineering and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions and implementing those solutions. The Engineering News Record dated July 2006 ranked Tetra Tech as the leader in water technical services. In addition, we were ranked in the top ten in other categories, including dams and reservoirs; hazardous waste; nuclear waste; marine and port facilities; aerospace; transmission lines and cables; water transmission lines and aqueducts; and site assessment and compliance. The following factors distinguish us from our competitors:

Start With Science.   Our staff has a strong technical foundation in natural and physical science. This strength allows us to effectively evaluate and compare potential solutions to our clients’ problems.

Listen Effectively to Clients.   The ability to listen effectively to our clients’ needs is essential to our ability to develop and implement successful solutions. Even before the proposal process begins, we assist our clients by helping them define their strategic objectives and identify issues that are critical to their success. We strive to listen to numerous contacts at various levels within our clients’ organizations to help us identify the key issues from a variety of perspectives. We believe that our long history and exposure to a broad client base increases our awareness of the issues being confronted by these organizations, and thereby helps us identify and solve our clients’ problems.

Capitalize on our Extensive Technical Experience.   Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, historically focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation and educational facilities. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems without the time-consuming process of developing new approaches.

Offer a Broad Range of Services.   Our depth of consulting, engineering and technical skills allows us to respond to our clients’ needs at every phase of a project, including initial planning, research and development, applied science and technology, engineering design, program management and construction management. Once a particular project is completed, we also offer our clients additional value-added services such as operations and maintenance. Our expertise across industries and our broad service offerings enable us to be a single-source provider to many of our clients.

Provide Broad Geographic Coverage and Local Expertise.   We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence, and currently have limited operations in over 30 countries including Afghanistan, Australia, Canada, Germany, India, Iraq, Japan, the Netherlands, the Philippines, Poland, Thailand and the United Kingdom.

The Tetra Tech Strategy

Our objective is to continue our growth as a leading provider of consulting, engineering and technical services in our chosen business areas. To achieve this objective, we have implemented the following strategy that we believe is integral to our success:

Leverage Existing Client Base.   Some of our clients engage us to provide limited services. We believe that we can increase our revenue by selling additional services to our existing client base. For example, we may be able to secure a construction management contract after working with a client on the scientific evaluation and engineering design phases of a project. In addition, we believe that our ability to offer a full spectrum of services allows us to grow our business and compete more effectively for larger projects.

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

Focus on Cash Generation.   We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our attempts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

Invest in Strategic Acquisitions.   We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will enable us to strengthen our position in certain key business areas, or further strengthen our position in our more established service offerings. We believe that our reputation makes us an attractive partner.

Project Life Cycle

We provide our clients with consulting, engineering and technical services that focus on our clients’ specific needs. These needs normally follow a project life cycle that begins with scientific research and concludes with operations and maintenance. We offer these services individually or as part of our full service approach to problem solving.

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

•       Construction management and related construction services that assist clients in minimizing the risk of cost overruns, schedule delays and contractual conflicts; and

•       Operations and maintenance to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce their operating costs.

Reportable Segments

We managed our business in three reportable segments in fiscal 2006:  resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure. Through the end of fiscal 2006, we continued to implement the plan by re-aligning the leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements. We will continue to assess the impact if any, of this plan, and expect to complete this implementation in fiscal 2007.

The following table presents the approximate percentage of revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment	2006	2005	2004
Resource management	62.7%	63.1%	61.8%
Infrastructure	32.7	33.1	33.3
Communications	4.6	3.8	4.9
	100.0%	100.0%	100.0%

Financial information for these segments can be found in Note 15, “Reportable Segments,” included under the heading “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Stockholders, which is incorporated by reference.

Resource Management

One of our major concentrations is water resource management, in which we have a leading position in understanding the inter-relationships of water quality and human activities. We support high priority government programs for water quality improvement, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, program management, and operations and maintenance. Our service offerings in the resource management segment are focused on the following project areas:

Surface Water.   Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. Over the past 40 years, we, together with our predecessor, have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to federal government clients such as the EPA, the U.S. Department of Defense (DoD) and the U.S. Department of Energy (DOE), and to a broad base of commercial sector clients including those in the chemical, pharmaceutical, utility, aerospace and petroleum industries. We also provide surface water services to state and local government agencies, particularly in the area of watershed management.

Groundwater.   Groundwater is the source of drinking water for much of the U.S. population and a substantial portion of the water used for residential, industrial and agricultural purposes. Our activities in the groundwater field are diverse and typically include projects such as investigating and identifying sources of chemical contamination, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

Waste Management.   We currently provide a wide range of engineering and consulting services for hazardous waste contamination and remediation projects, from initial site assessment through design and implementation phases of remedial solutions. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We also provide waste minimization and pollution prevention services and evaluate the effectiveness of innovative technologies and novel solutions to environmental problems.

Project Management.   We provide services to our clients relative to environmental remediation and reconstruction activities. The environmental remediation includes unexploded ordnance, both domestically and internationally. Under the Base Realignment and Closure Act, we perform reconstruction services at U.S. military locations and in other locations such as Iraq.

Regulatory Compliance.   Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, and other environmental laws and regulations. Although we provide services to both government and commercial sector clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

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

Water Infrastructure.   Our technical services are applied to all aspects of water quantity and quality management ranging from stormwater management through drainage and flood control projects to major water and wastewater treatment plants. Our experience includes planning, design and construction services for drinking water projects, the design of water treatment facilities and reservoirs, and the design of distribution systems including pipelines and pump stations.

Institutional Facilities.   We provide planning, architectural, engineering and construction management services, including land development and interior building design, for educational, healthcare and research facilities. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

Commercial, Recreational and Leisure Facilities.   We specialize in the planning and design of water-related entertainment and leisure facilities such as theme park attractions and large marine aquariums. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects. We have also designed integrated interior building systems for heat, light, security and communications to improve building energy efficiency and cost effectiveness.

Transportation.   We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations, airport expansions, bridges, major highways, and the repair, replacement and upgrading of older transportation facilities.

Systems Support and Security.   We provide technology systems integration to improve national security, principally for federal infrastructure. Our projects range from infrastructure vulnerability assessments to security engineering design and project management services. We also provide systems analysis and information management to optimize the U.S. commercial aviation system, and outsourced technical services to improve national security.

Communications

In the communications segment, we focus on the delivery of technical solutions necessary to design and build communications infrastructure projects. Due to our exit from the wireless communications business, the remaining portion of the communications business, known as the wired business, represents a relatively small part of our overall business. Our wired business serves clients and performs services that are similar in nature to those of the infrastructure business. These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.

Project Examples

The following table presents brief examples of current projects in our three segments:

Segment		Representative Projects
Resource Management	•

Providing engineering services for U.S. Bureau of Reclamation projects throughout the southwestern United States, including water quality modeling, watershed management, public consensus building, and engineering solutions for water supplies.

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

	•	Providing engineering, project management and construction management to help reconstruct Iraq for the U.S. Air Force.
	•	Supporting environmental activities at U.S. Navy installations primarily throughout the United States to assist the U.S. Navy in protecting the coastal and marine environment.
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
•

Serving as prime contractor for National Environmental Policy Act studies at DOE facilities to ensure that the DOE’s proposed defense and energy related actions comply with applicable environmental regulations.

	•	Providing watershed planning and modeling services for the City of Milwaukee to address its combined sewer overflows into Lake Michigan.
Infrastructure	•	Upgrading information management systems and implementing ISO 14000 compliant environmental management systems for several Fortune 50 industrial clients.
	•	Providing planning, engineering and systems integration services to support the change from ground-based navigation to satellite navigation for all civil aviation in the United States.
	•	Providing engineering and technical support services to create a national missile defense system.
	•	Providing engineering design services for the upgrade of building systems, including air, power and data distribution systems, for several locations of a major luxury hotel chain.
	•	Providing engineering and construction management services for the upgrade of water distribution and treatment facilities serving Atlanta, Georgia.
	•	Providing planning and engineering design services for new educational facilities throughout New York.
Communications	•	Assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network in the western and midwestern United States.
	•	Providing engineering design and construction management services for a fiber-to-the-premise network for eleven cities in Utah.

Clients

We provide services to a diverse base of federal, state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector	2006	2005	2004
Federal government	46.7%	46.7%	46.4%
State and local government	17.5	17.9	19.1
Commercial	35.1	35.1	33.6
International	0.7	0.3	0.9
	100.0%	100.0%	100.0%

Federal government agencies are among our most significant clients. In fiscal 2006, the DoD, EPA and DOE accounted for 26.6%, 6.9% and 5.7% of our revenue, net of subcontractor costs, compared to 25.9%, 7.1% and 4.6% in fiscal 2005, respectively. We often support multiple programs within a single federal agency, both domestically and internationally. We assist state and local government clients in a variety of jurisdictions across the country. Our commercial sector clients include companies in the chemical, mining, pharmaceutical, aerospace, automotive, petroleum, communications and utility industries. No single commercial client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2006.

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

		California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Clarmont County, Ohio; City of San Jose, California; Salton Sea Authority	Alcoa Inc.; Lockheed Martin Corporation; Conoco Phillips Company; General Electric Company; Exelon Corporation; Hewlett-Packard Company; Unocal Corporation
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

Contracts

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Fiscal Year
Contract Type	2006	2005	2004
Fixed-price	33.5%	33.8%	30.5%
Time-and-materials	43.0	47.7	43.9
Cost-plus	23.5	18.5	25.6
	100.0%	100.0%	100.0%

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

Marketing and Business Development

We utilize both a centralized corporate marketing department and local business development groups within each of our operations. Our corporate marketing department assists management in establishing our business plan, our target markets and an overall marketing strategy. The corporate marketing department also identifies and tracks the development of large federal programs, assesses new business areas, assists in the selection of appropriate co-venturers for new projects and assists in the bid process for new projects. We market throughout the organizations we target, focusing primarily on senior representatives in government organizations and senior management in private companies. In addition, the corporate marketing department supports marketing activities company-wide by coordinating corporate promotional and professional activities, including appearances at trade shows, direct mailings and public relations.

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

Acquisitions and Divestitures

We have historically acquired a significant number of companies and we expect to make future acquisitions. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. All acquisitions require the approval of our Board of Directors, and those in excess of a certain size require the approval of our lenders and noteholders. Prior acquisitions have resulted in a wide range of outcomes, including some that have not performed as we had anticipated. We acquired two small engineering companies in fiscal 2006. We divested three operating units due to operating and financial performance concerns. We also ceased all revenue producing activities for an operating unit and subsequently abandoned all of its operating activities. The risks associated with acquisitions and divestitures are more fully discussed in the section of this Report entitled “Risk Factors.”

Competition

The market for our services is generally highly competitive. We often compete with many other firms ranging from small regional firms to large international firms.

We perform a broad spectrum of consulting, engineering and technical services across the resource management, infrastructure and communications segments. Services within these segments are provided to a client base that includes federal agencies, such as the DoD, the DOE, the U.S. Department of the Interior, the EPA and the U.S. Postal Service, state and local agencies, and the commercial sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The number of competitors for any one procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm’s service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

We believe that our principal competitors include, in alphabetical order: AECOM Technology Corporation; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; Camp, Dresser & McKee Inc.; CH2M Hill Companies Ltd.; Computer Associates International, Inc.; Earth Tech, Inc., a subsidiary of Tyco International Ltd.; Jacobs Engineering Group, Inc.; MWH Global, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; TRC Companies, Inc.; URS Corporation; and Weston Solutions, Inc.

Backlog

As of October 1, 2006, our backlog was $1.1 billion, an increase of 17.7% from $893.8 million as of October 2, 2005. The increase was primarily from our federal government clients such as the DoD, EPA and DOE, particularly with work associated with reconstruction projects in Iraq, unexploded ordnance (UXO) and environmental planning, compliance and remediation work. We include in our backlog only those contracts for which funding has been provided and work authorization have been received. We estimate that approximately $800 million of the backlog as of October 1, 2006 will be recognized as revenue when we perform the work in fiscal 2007. However, no assurance can be given that all amounts included in the backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the federal government and other clients can be terminated at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

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

Seasonality

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, due primarily to the Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter. Many of our clients’ employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects, and correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending.

Potential Liability and Insurance

Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor’s pollution liability insurance policies. Currently, we have $26.0 million of coverage per occurrence on our general liability policy, which includes a deductible of $250,000. The errors and omissions and contractor’s pollution liability insurance policies have limits of $30.0 million per loss and in the aggregate. They include a per claim self-insured retention in the amount of $250,000. As we expand our services into additional markets, such as fixed-price remediation with insurance and UXO services, we obtain the necessary types of insurance coverages for such activities, as required by our clients.

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

Employees

As of October 1, 2006, we had more than 7,300 total employees, including more than 6,800 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. As of October 1, 2006, we had 338 employees represented by 24 labor organizations. We consider the relationships with our employees to be good. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

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

Prior to fiscal 2006, we experienced significant project cost overruns on the performance of fixed-price construction work, other than that associated with our federal government projects. We have bid on and accepted contracts with unfavorable terms and conditions; performed on projects without properly defined scopes; maintained low levels of productivity and entered into projects that were outside our normal scope of services. Although we have implemented procedures intended to address these issues, including the exit from fixed-price civil infrastructure construction projects, no assurance can be given that we will not experience project management issues in the future.

Demand for our services is cyclical and vulnerable to economic downturns. If the economy weakens, then our revenues, profits and our financial condition may deteriorate

Demand for our services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens, then our revenues, profits and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In fiscal 2006, we derived approximately 64.2% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. These agencies generated 46.7% of our revenue, net of subcontractor costs, in fiscal 2006 as follows: 26.6% from the DoD, 6.9% from the EPA, 5.7% from the DOE, and 7.5% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 26.6% of our revenue, net of subcontractor costs, in fiscal 2006, as noted above. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may decrease, remain constant or shift to programs in areas in which we do not currently provide services. In addition, we have experienced an increase in revenue for project management reconstruction services in Iraq in fiscal 2006 compared to prior years. As a result, a significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

As a professional and technical services company, we are labor-intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. With limited exceptions, we do not have employment agreements with any of these individuals. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. In addition, our consolidation efforts within our infrastructure business and our shift to a more centralized structure for the operation of our overall business have resulted, and could result further, in the loss of key employees.

The market for the qualified scientists and engineers is competitive and we may not be able to attract and retain such professionals. In addition, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In an effort to attract key employees, we often grant them stock options, and a reduction in our stock price could impact our ability to retain these professionals.

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce our profits

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•       The application of the “percentage-of-completion” method of accounting, and revenue recognition on contracts, changes orders and contract claims;

•       Provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•       Provisions for income taxes and related valuation allowances;

•       Value of goodwill and recoverability of other intangible assets;

•       Valuations of assets acquired and liabilities assumed in connection with business combinations;

•       Valuation of employee benefit plans; and

•       Accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from those estimates, which may significantly reduce our profits.

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

The value of our common stock could be volatile

Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       Quarter-to-quarter variations in our financial results, including revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition;

•       Our announcements or our competitors’ announcements of significant events, including acquisitions;

•       Resolution of threatened or pending litigation;

•       Changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

•       Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•       Changes in environmental legislation;

•       Investors’ perceptions of our performance of services in countries in which the U.S. military is engaged, including Iraq and Afghanistan;

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is more restricted under the May 2005 amendments to our Credit Agreement and Note Purchase Agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

•       Record goodwill that will be subject to impairment testing and potential impairment charges;

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004. During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001. We are protesting the position on the letter and expect these issues to go to IRS appeals. One major issue raised by the IRS relates to the research and experimentation (R&E) credits that we claimed during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made. This may have a material adverse effect on our financial results. Another issue raised by the IRS relates to our tax accounting method for revenue recognition. While resolution of this matter may shift the timing of tax payment, as this is a temporary difference, there should be no material impact on our financial results upon resolution of this issue.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide enterprise resource planning (ERP) system, principally for accounting and project management. During fiscal 2007, we plan to convert several of our large operating units to our ERP system. In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data. During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash. Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

As a government contractor, we are subject to a number of procurement rules and regulations and other public sector liabilities, any deemed violation of which could lead to fines or penalties or lost business

We must comply with and are affected by laws and regulations related to the formation, administration and performance of government contracts. For example, we must comply with the FAR, the Truth in Negotiations Act, CAS and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties against us or the termination of our contracts. Moreover, as a federal government contractor, we must maintain our status as a responsible contractor. Failure to do so could lead to suspension or debarment, making us ineligible for federal government contracts and potentially ineligible for state and local government contracts.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of October 1, 2006 was approximately $1.1 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as foreign currency fluctuations and different business cultures, laws and regulations

During fiscal 2006, we derived approximately 0.7% of our revenue, net of subcontractor costs, from international clients. Some contracts with our international clients are denominated in foreign currencies. As such, these contracts contain inherent risks including foreign currency exchange risk and the risk associated with expatriating funds from foreign countries. In addition, certain expenses are also denominated in foreign currencies. If our revenue and expenses denominated in foreign currencies increases, our exposure to foreign currency fluctuations may also increase. We periodically enter into forward exchange contracts to mitigate such foreign currency exposures.

In addition, the different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our co-venturers fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally enter into subcontracts, joint teaming ventures and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any of our co-venturers fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our co-venturers’ shortfall. If we are unable to adequately address our co-venturers’ performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project. We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was unable to complete the projects on schedule and budget. As a result, we recorded loss reserves for the completion of certain fixed-price projects in the second quarter of fiscal 2006.

Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability

Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors including market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks. Our reliance on subcontractors varies from project to project. In fiscal 2006, subcontractor costs comprised 32.2% of our revenue. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In fiscal 2006, we derived approximately 35.1% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

Our industry is highly competitive and we may be unable to compete effectively

Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in our industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. These competitive forces could force us to make price concessions or otherwise reduce prices for our services, thereby causing a material adverse effect on our business, financial condition and results of operations.

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

Our Credit Agreement and Note Purchase Agreement also require that we maintain certain financial ratios, which we may not be able to achieve. We failed to meet these required financial ratios at the end of the second quarter of fiscal 2005. We obtained waivers of the technical defaults caused by these failures and amendments to these agreements in May 2005. The covenants in these agreements may impair our ability to finance future operations or capital needs or to engage in certain business activities. Refer to Note 7, “Long-Term Obligations,” included under the heading “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Stockholders, which is incorporated by reference.

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

Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects

Many of our clients require bid and performance and surety bonds. These bonds indemnify the client should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain federal or state contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

We may be precluded from providing certain services due to conflict of interest issues

Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing government contracts resulting from or relating to certain work we have performed. In addition, services performed for a commercial or government client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects due to the conflict of interest issues.

Changes in accounting for equity-related compensation affects the way we use stock-based compensation to attract and retain employees

On October 3, 2005, we adopted Statement of Financial Account Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the fiscal 2006 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options, restricted stock and our Employee Stock Purchase Plan. The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. As a result of the adoption of SFAS 123R, our earnings for fiscal 2006 were lower than they would have been if we were not required to adopt SFAS 123R. The adoption of SFAS 123R had a pre-tax amount of $4.8 million impact on our results of operations in fiscal 2006.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and the NASDAQ Stock Market LLC rules, are creating additional disclosure and other compliance requirements for us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Force majeure events, including natural disasters and terrorists’ actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows

Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, and terrorist attacks, such as those that occurred in New York and Washington

D.C. on September 11, 2001, could negatively impact the economies in which we operate by causing the closure of offices, interrupting active client projects and forcing the relocation of employees. Further, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters is located in Pasadena, California. This facility contains approximately 68,000 square feet of office space. In addition, we lease office space in approximately 240 locations in the United States. In total, our facilities contain approximately 2.2 million square feet of office space and are subject to leases that expire beyond fiscal year 2006. We also rent additional office space on a month-to-month basis.

We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

For additional information concerning our obligations under leases, see Note 11, “Leases,” included under the heading “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Stockholders, which is incorporated by reference.

Item 3.   Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. Management is of the opinion that the resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals. In its decision, the Court vacated the $4.1 million verdict against us. In addition, the Court upheld the dismissal of our counter-claims. On January 18, 2005, both we and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals. On May 24, 2006, the Court of Appeals denied ZCA’s petition outright and granted our petition in part. The decision effectively limited ZCA’s damages to $150,000 and gave us the right to contest this amount at a retrial. On June 9, 2006, the Court of Appeals vacated the award to ZCA of its attorneys’ and consultants’ fees and expenses and remanded this matter to the trial court. On June 13, 2006, both we and ZCA filed petitions for Writ of Certiorari with the Oklahoma Supreme Court. On October 23, 2006, the Oklahoma Supreme Court denied both such petitions.

As of October 1, 2006, we maintained $4.1 million in accrued liabilities relating to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses. As a result of the Oklahoma Supreme Court decision in October 2006 and further guidance from our legal counsel, we will reverse $4.0 million of the accrued liabilities relating to the original judgment in the first quarter of fiscal 2007. Upon further definitive legal developments, the remaining accruals relating to this matter will be adjusted accordingly.

On November 21, 2006, a stockholder filed a putative shareholder derivative complaint in the United States District Court, Central District of California, against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers. We were also named as a nominal defendant in the action. The complaint seeks damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief. The allegations of the complaint appear to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006. As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges totaling $2.3 million relating to continuing operations, and $0.9 million relating to discontinued operations, net of tax of $1.3 million ($0.9 million relating to continuing operations and $0.4 million relating to discontinued operations) in our consolidated financial statements for the three and nine month periods ended July 2, 2006 as a result of misdated option grants. We are reviewing the complaint in light of our previous investigation and adjustments concerning this matter and will respond appropriately.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information appearing under the heading “Securities Information” in our 2006 Annual Report to Stockholders.

Item 6.   Selected Financial Data

The information required by this Item is incorporated by reference to the information appearing under the heading “Selected Consolidated Financial Data” in our 2006 Annual Report to Stockholders.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report to Stockholders.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference to the information appearing under the heading “Financial Market Risks” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2006 Annual Report to Stockholders.

Item 8.   Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the information appearing under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report to Stockholders.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

As of October 1, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Management’s Report on Internal Control over Financial Reporting

The information required by this item is included in our 2006 Annual Report to Stockholders, which is incorporated by reference.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Exchange Act is included under the captions “Proposal No. 1—Election of Directors” and “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Compensation and Related Information—Information Concerning Executive Officers” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.   Executive Compensation

The information required by this item is included under the captions “Proposal No. 1—Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption “Ownership of Securities” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is included under the caption “Executive Compensation and Related Information” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 3—Ratification of Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2007 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 34 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 38-40 is incorporated by reference as the list of exhibits required as part of this Report.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)

	Page Number in Form 10-K	Heading in 2006 Annual Report to Stockholders
Management’s Report on Internal Control Over Financial Reporting	*	Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm	*	Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at October 1, 2006 and October 2, 2005	*	Consolidated Balance Sheets
Consolidated Statements of Operations for each of the three years in the period ended October 1, 2006	*	Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended October 1, 2006	*	Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows for each of the three years in the period ended October 1, 2006	*	Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements	*	Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	35
Schedule II—Valuation and Qualifying Accounts and Reserves	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
STATEMENT SCHEDULE

To the Stockholders of Tetra Tech, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 27, 2006 appearing in the 2006 Annual Report to Stockholders of Tetra Tech, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
December 27, 2006

TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 3, 2004, October 2, 2005 and October 1, 2006
(in thousands)

	Balance at Beginning of Period	Additions through Acquisitions	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended October 3, 2004:
Allowance for uncollectible accounts receivable	$12,650	$1,105	$9,153	$(1,344)	$21,564
Fiscal year ended October 2, 2005:
Allowance for uncollectible accounts receivable(1)	$21,564	$—	$30,061	$(9,740)	$41,885
Fiscal year ended October 1, 2006:
Allowance for uncollectible accounts receivable	$41,885	$—	$2,682	$(15,460)	$29,107

(1)          The charges to costs and earnings increased $20.9 million in fiscal 2005, compared to fiscal 2004. The increase was primarily related to an operating unit in our resource management segment that incurred contract losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: December 28, 2006	By:	/s/ DAN L. BATRACK
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2006
Dan L. Batrack
/s/ DAVID W. KING	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 28, 2006
David W. King
/s/ ALBERT E. SMITH	Chairman of the Board	December 28, 2006
Albert E. Smith
/s/ J. CHRISTOPHER LEWIS	Director	December 28, 2006
J. Christopher Lewis
/s/ PATRICK C. HADEN	Director	December 28, 2006
Patrick C. Haden
/s/ HUGH M. GRANT	Director	December 28, 2006
Hugh M. Grant
/s/ RICHARD H. TRULY	Director	December 28, 2006
Richard H. Truly

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2

Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q as amended for the fiscal quarter ended April 1, 2001).

3.3

Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

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

10.4

Third Amendment dated as of March 24, 2006 to the Amended and Restated Credit Agreement dated as of July 21, 2004 among the Company and the financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2006).

10.5

Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

10.6

First Amendment dated as of September 30, 2001 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.7

Second Amendment dated as of April 22, 2003 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

10.8

Third Amendment dated as of December 14, 2004 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004).

10.9

Fourth Amendment dated as of May 12, 2005 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005).

10.10

Fifth Amendment dated as of March 24, 2006 to the Note Purchase Agreement dated as of May 15, 2001 among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2006).

10.11	1989 Stock Option Plan dated as of February 1, 1989 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, No. 33-43723).*
10.12

Form of Incentive Stock Option Agreement executed by the Company and certain individuals in connection with the Company’s 1989 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, No. 33-43723).*

10.13	1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.14

Form of Incentive Stock Option Agreement used by the Company in connection with the Company’s 1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.15	1992 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.16

Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company’s 1992 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*

10.17

Employee Stock Purchase Plan (as amended through November 17, 2003) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2003).

10.18

Form of Stock Purchase Agreement used by the Company in connection with the Company’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994).

10.19	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.20

Form of Stock Option Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

10.21

Form of Restricted Stock Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

10.22

Form of Stock Appreciation Rights Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

10.23

Form of Restricted Stock Unit Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).

10.24	2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.25

Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*

10.26

Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.27	Executive Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 16, 2006).*
10.28	Separation Agreement and Release between the Company and James M. Jaska dated October 7, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K dated October 6, 2004).*
10.29	Letter agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 5, 2005).*
10.30

Letter agreement dated November 14, 2005 between the Company and Li-San Hwang (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

10.31

Letter agreement dated November 14, 2005 between the Company and Sam W. Box (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

13

Annual Report to Stockholders for the fiscal year ended October 1, 2006, portions of which are incorporated by reference in this report as set forth in Part I and Part II hereof. With the exception of these portions, such Annual Report is not deemed filed as part of this report.+

21	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24	Power of Attorney (included on page 37 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

*                    Indicates a management contract or compensatory arrangement.

+                    Filed herewith.