Form 10-K/A
period 2005-10-02
TETRA TECH INC
filed 2007-01-10
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

On January 2, 2007, 57,899,503 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of providing additional disclosure under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Registrant’s goodwill impairment charge recognized in the second quarter ended April 3, 2005. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

This amended Annual Report on Form 10-K/A includes the following items:

Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Part IV, Item 15—“Exhibits and Financial Statement Schedules”:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 1350.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 1350.

PART II

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, as well as under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings and diversified our client base and the markets we serve through strategic acquisitions and internal growth. We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of October 2, 2005, we had approximately 7,200 full-time equivalent employees worldwide, located primarily in North America in approximately 270 locations.

In the fourth quarter of fiscal 2005, we divested one operating unit in the communications segment, and made arrangements to sell two other operating units in the communications and resource management segments (as discussed below under “Acquisitions and Divestitures”). The results from these operating units have been reported as discontinued operations for fiscal 2005, 2004 and 2003. Accordingly, the following discussions generally reflect summary results from our continuing operations unless otherwise noted. However, the net income (loss) and net income (loss) per share discussions include the impact of discontinued operations.

We derive our revenue from fees for professional and technical services. As a service company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. Our income (loss) from continuing operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our subcontractor costs, other contract costs, and selling, general and administrative (SG&A) expenses.

We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector	2005	2004	2003
Federal government	47.5%	45.5%	34.8%
State and local government	16.5	16.5	20.9
Commercial	35.7	37.1	44.0
International	0.3	0.9	0.3
	100.0%	100.0%	100.0%

We managed our business in three reportable segments in fiscal 2005: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering and consulting services related primarily to water quality and availability, environmental restoration, productive reuse of defense facilities, and strategic environmental resource planning to both public and private organizations. Our infrastructure segment provides engineering, program management and construction management services for the additional development, upgrade and replacement of existing civil and security infrastructure to both public and private organizations. Our communications segment provides network planning, engineering, site acquisition and construction management services to telecommunications companies and cable operators.

Because of our decision to exit the wireless business and the nature of the communications infrastructure services we currently provide, we began implementing a plan to consolidate our remaining communications business into our infrastructure segment in late fiscal 2005. That process has continued in the first quarter of fiscal 2006 and we are analyzing the impact on our reportable segment disclosures.

The following table presents the approximate percentage of revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment	2005	2004	2003
Resource management	63.9%	60.1%	59.0%
Infrastructure	33.5	32.3	32.7
Communications	2.6	7.6	8.3
	100.0%	100.0%	100.0%

Our services are billed under three principal contract types: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of revenue, net of subcontractor costs, by contract type:

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

In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles (GAAP) in the United States, are included in revenue. Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of business trends. Accordingly, we also report revenue, net of subcontractor costs, which is revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from newly acquired companies during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue.

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

Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

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

We experience seasonal trends in our business. Our revenue is typically lower in the first quarter of our fiscal year, primarily due to Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter. Many of our clients’ employees, as well as our own employees, take vacations during these holidays. This results in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending.

TREND ANALYSIS

General.   Our operating results for fiscal 2005 reflect the execution of the business plan we initiated in fiscal 2004 to improve our profitability. In particular, we have been engaged in consolidation and strategic realignment efforts that focused on exiting from unprofitable commercial contracts. As part of this process, we identified and recorded contract losses, bad debt expenses and long-lived asset impairment charges in our civil infrastructure and communications businesses, as well as in certain resource management operating units. These activities resulted in operating losses in fiscal 2005.

In the first quarter of fiscal 2006, management’s efforts will continue to focus on the exit from the wireless communications business and unprofitable construction contracts in certain resource management operating units, as well as the consolidation of our civil infrastructure and wired communications businesses. We anticipate that these wind-down and consolidation efforts will continue through the first half of fiscal 2006. These efforts have improved our profit margins in the second half of fiscal 2005, and we expect this trend will continue into fiscal 2006. The increased profitability will allow us to invest in growing our business through organic and acquisitive means.

Federal Government.   In fiscal 2005, our federal government business declined slightly, compared to fiscal 2004. This was due primarily to a fiscal 2004 spike in U.S. Department of Defense (DoD) spending under our contracts in Iraq that we did not experience in fiscal 2005. Overall, we believe that our federal government business will remain steady in the first half of fiscal 2006 due partially to increased Base Realignment and Closure (BRAC) spending, despite the budget constraints caused by military spending in Iraq and Afghanistan.

State and Local Government.   In general, state and local governments are beginning to recover from the budget constraints and economic conditions that persisted during fiscal 2004 and early fiscal 2005. During the first half of fiscal 2005, our workload for state and local government clients declined due to increased local competition on bids and less authorized work under our indefinite quantity contracts. In the second half of fiscal 2005, our workload for these clients declined due to our decision to exit from unprofitable construction contracts. Budget surpluses are now forecasted by most states in fiscal 2006. Accordingly, we believe that our revenue from continuing operations for these clients will grow in fiscal 2006, although we will focus on profitable contracts in our areas of expertise.

Commercial.   Excluding the effect of our exit from the civil construction and wireless communications businesses, our business improved with our commercial clients, particularly in the resource management segment, due to an upturn in the U.S. economy. Capital spending and discretionary environmental project funding increased in the second half of fiscal 2005, and we believe this improvement will continue through the first half of fiscal 2006. In the longer term, we believe our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions.   We acquired Tetra Tech EC, Inc. (ECI), formerly known as Tetra Tech FW, Inc., a unit in our resource management segment, on March 7, 2003. We also acquired Engineering Management Concepts, Inc. (EMC) and Advanced Management Technology, Inc. (AMT), two units in our infrastructure segment, on July 31, 2003 and March 5, 2004, respectively. In fiscal 2005, we made no acquisitions.

Divestitures.   In the fourth quarter of fiscal 2005, we completed the sale of eXpert Wireless Solutions, Inc. (EWS), a unit in our communications segment. EWS generated $6.9 million, $8.9 million and $7.5 million of revenue in fiscal 2005, 2004 and 2003, respectively, and has been reported as a discontinued operation for those fiscal years.

We are currently in the process of selling two additional operating units, Tetra Tech Canada Ltd. (TTC) and Vertex Engineering Services, Inc. (VES). TTC and VES are in our communications and resource management segments, respectively. These two operating units generated a total of $61.1 million, $52.5 million and $36.1 million of revenue in fiscal 2005, 2004 and 2003, respectively, and have been reported as discontinued operations for those fiscal years.

RESULTS OF OPERATIONS

Overall, our fiscal 2005 operating results were significantly impacted by charges and poor operating performance. These charges included amounts related to the goodwill and intangible impairment charges, the exit from our wireless communications business, and our exit from fixed-price construction work outside our normal scope of services for commercial clients. To a lesser extent, we also incurred costs associated with uncollectible accounts receivable, compliance efforts for the requirements of the Sarbanes-Oxley Act of 2002 (SOX), implementation of the enterprise resource planning (ERP) system, lease exit costs and long-lived asset impairment charges from certain operating units that were undergoing restructuring and office consolidation in fiscal 2005. The effect of these charges was partially offset by lower discretionary bonus payments and discretionary employee benefit plan contributions. In addition, we realized employee benefit plan forfeitures which favorably impacted earnings by $2.5 million in the fourth quarter of fiscal 2005. These forfeitures resulted from employee terminations, which were primarily related to the execution of our business plan to exit the wireless communications business and eliminate civil construction work.

Specifically, in the second quarter of fiscal 2005, due to significantly lower than expected operating results, a substantial loss in the infrastructure segment and a downward adjustment in forecasted future operating income and cash flows, we conducted an assessment of the infrastructure segment for goodwill impairment and recorded a non-cash impairment charge of $105.0 million.

We recorded substantial charges in connection with our decision to exit the wireless communications business. During the second quarter of fiscal 2005, we returned approximately one-half of the remaining work covered by our contract with Nextel Operations, Inc. (Nextel), which significantly reduced the total expected revenue under this contract. In addition, we increased the total estimated costs on the remaining Nextel work due to cost increases that were expected to continue for the remainder of the contract. We recalculated the percentage stage of completion for the contract and recorded a reduction of revenue of approximately $24 million and a charge to contract costs of approximately $11 million as a provision for future losses on the remainder of the contract. In the second half of fiscal 2005, we returned additional uncompleted work to Nextel. We believe that we have reserved for all anticipated contract losses as we complete the exit from this contract in the first half of fiscal 2006.

In fiscal 2005, based upon our operating results and future business opportunities in the civil infrastructure and wired communications businesses, we continued the consolidation of certain operations within these two business segments. In addition, we experienced negative operating results in one operating unit within our resource management segment. Based on this analysis and our continuing review of the operations, we identified and recorded contract losses, bad debt expenses, lease exit costs and long-lived asset impairment charges in fiscal 2005. As we continue to implement our consolidation plan, we expect to take similar but smaller charges to earnings in the first half of fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Consolidated Results

	Fiscal Year Ended		Change
	October 2, 2005	October 3, 2004	$	%
	($ in thousands)
Revenue	$1,286,031	$1,376,159	$(90,128)	(6.5)%
Subcontractor costs	386,852	400,950	(14,098)	(3.5)
Revenue, net of subcontractor costs	899,179	975,209	(76,030)	(7.8)
Other contract costs	784,588	823,950	(39,362)	(4.8)
Gross profit	114,591	151,259	(36,668)	(24.2)
Selling, general and administrative expenses	122,646	101,612	21,034	20.7
Impairment of goodwill and other intangible assets	105,612	—	105,612	100.0
Income (loss) from operations	(113,667)	49,647	(163,314)	(329.0)
Interest expense—net	11,163	9,675	1,488	15.4
Income (loss) from continuing operations before income tax expense (benefit)	(124,830)	39,972	(164,802)	(412.3)
Income tax expense (benefit)	(26,152)	16,503	(42,655)	(258.5)
Income (loss) from continuing operations	(98,678)	23,469	(122,147)	(520.5)
Income (loss) from discontinued operations, net of tax	(791)	273	(1,064)	(389.7)
Net income (loss)	$(99,469)	$23,742	$(123,211)	(519.0)%

Revenue decreased $90.1 million, or 6.5%, in fiscal 2005, compared to fiscal 2004. The decrease was primarily due to our decision to exit the wireless communications business and return work to Nextel in fiscal 2005. As we executed our business plan to improve profitability by eliminating civil construction work, revenue decreased further in civil infrastructure, wired communications business and one operating unit in the resource management segment. To a lesser extent, we experienced a reduction in our federal work from the DoD due to the slowdown of our unexploded ordnance (UXO) project in Iraq and a decline in our federal work with the U.S. Department of Energy (DOE). The decline was partially offset by growth in commercial environmental management and water resources programs in our resource management segment, as well as the acquisitive revenue contributed by AMT from federal government clients in the first half of fiscal 2005.

Revenue, net of subcontractor costs, decreased $76.0 million, or 7.8%, in fiscal 2005, compared to fiscal 2004, primarily due to the reasons described above. In addition, the decrease was partially caused by slightly higher subcontracting requirements in fiscal 2004, which can vary significantly by project and by phases within a project.

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 2, 2005	October 3, 2004
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	87.3	84.5
Gross profit	12.7	15.5
Selling, general and administrative expenses	13.6	10.4
Impairment of goodwill and other intangible assets	11.7	—
Income (loss) from operations	(12.6)	5.1
Interest expense—net	1.2	1.0
Income (loss) from continuing operations before income tax expense (benefit)	(13.8)	4.1
Income tax expense (benefit)	(2.9)	1.7
Income (loss) from continuing operations	(10.9)	2.4
Income (loss) from discontinued operations, net of tax	(0.1)	—
Net income (loss)	(11.0)%	2.4%

Other contract costs decreased $39.4 million, or 4.8%, in fiscal 2005, compared to fiscal 2004. In connection with the execution of our business plan to improve profitability by eliminating civil construction work, other contract costs declined in the wired communications and infrastructure segments in fiscal 2005 due to workload reduction compared to fiscal 2004. In addition, we experienced a decrease in other contract costs related to our exit from the wireless communications business and the return of certain uncompleted work to Nextel. These were partially offset by increases in the resource management segment, which were primarily due to project claims and contract losses incurred by one operating unit that performed fixed-price construction work outside our normal scope of services. In addition, we had a full year of other contract costs associated with AMT in fiscal 2005, compared to a half year in fiscal 2004.

As a percentage of revenue, net of subcontractor costs, other contract costs were 87.3% and 84.5% in fiscal 2005 and 2004, respectively. The increase was due to the decrease of revenue under the Nextel contract, and the increase in total estimated costs on our remaining Nextel work in the second half of fiscal 2005. Further, the project claims and contract losses described above contributed to the percentage increase in fiscal 2005.

Gross profit decreased $36.7 million, or 24.2%, in fiscal 2005, compared to fiscal 2004. We experienced decreases related to work under the Nextel contract in the wireless communications business, fixed-price construction work in the resource management segment and civil construction work in the infrastructure segment. The decreases were partially offset by increased gross profit related to AMT and the wired communication business, which incurred significant charges in fiscal 2004. As a percentage of revenue, net of subcontractor costs, gross profit was 12.7% and 15.5% in fiscal 2005 and 2004, respectively, for the reasons described above.

SG&A expenses increased $21.0 million, or 20.7%, in fiscal 2005, compared to fiscal 2004. The increase was primarily due to uncollectible accounts receivable, compliance efforts for the requirements of SOX, implementation of our ERP system, lease exit costs and long-lived asset impairment charges from certain operating units that were undergoing restructuring and office consolidations in fiscal 2005. The increase was partially offset by lower discretionary bonus payments and discretionary employee benefit plan contributions. In addition, we realized employee benefit plan forfeitures which favorably impacted earnings by $2.5 million in the fourth quarter of fiscal 2005. As a percentage of revenue, net of subcontractor costs, SG&A expenses increased to 13.6% in fiscal 2005 from 10.4% in fiscal 2004. Our SG&A expenses may continue to vary as we continue implementation of our ERP system and fund growth initiatives in fiscal 2006.

In the second quarter of fiscal 2005, we performed an interim test of goodwill for impairment for our infrastructure segment due to the significant loss from operations and the downward forecast of our future operating income and cash flows for that reporting unit. As a result, together with the impairment of certain other intangible assets, we recognized a non-cash impairment charge of $105.6 million.

Net interest expense in fiscal 2005 increased $1.5 million, or 15.4%, compared to fiscal 2004. This increase was primarily caused by higher interest rates on our debt due to increased fees under amendments to our Credit Agreement and Note Purchase Agreement. Borrowings under our credit facility and indebtedness outstanding under our senior secured notes averaged $143.6 million at a weighted average interest rate of 6.6% per annum in fiscal 2005, compared to $150.9 million at a weighted average interest rate of 5.8% per annum in fiscal 2004.

For fiscal 2005, income tax expense decreased $42.7 million to a benefit of $26.2 million, compared to an expense of $16.5 million for fiscal 2004, primarily due to the losses incurred in fiscal 2005. Our effective tax rate decreased to 21.0% in fiscal 2005 from 41.3% in fiscal 2004. The decrease in the effective tax rate was principally caused by the nondeductibility of a majority of the goodwill impairment charge.

Loss from discontinued operations was $0.8 million, net of tax benefit of $1.0 million, in fiscal 2005, compared to net income of $0.3 million, net of tax of $0.2 million, in fiscal 2004. The fiscal 2005 loss was partially offset by a gain of $2.4 million, net of tax benefit of $1.5 million, on the discontinued operation disposals. Discontinued operations generated $68.0 million and $61.4 million of revenue in fiscal 2005 and fiscal 2004, respectively.

Results of Operations by Reportable Segment

Resource Management

	Fiscal Year Ended		Change
	October 2, 2005	October 3, 2004	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$574,275	$585,807	$(11,532)	(2.0)%
Other contract costs	471,740	471,543	197	—
Gross profit	$102,535	$114,264	$(11,729)	(10.3)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 2, 2005	October 3, 2004
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	82.1	80.5
Gross profit	17.9%	19.5%

Resource management revenue, net of subcontractor costs, decreased $11.5 million, or 2.0%, in fiscal 2005, compared to fiscal 2004. The decrease was primarily due to loss contracts in one operating unit that performed fixed-price construction work outside our normal scope of services. In addition, our federal work with the DoD declined due to the slowdown of our UXO project in Iraq, as well as budget constraints resulting from the costs of military action in Iraq and Afghanistan. The decrease was partially offset by revenue growth in commercial environmental management work for our Fortune 500 clients in connection with their power utility and water resources programs.

Other contract costs were flat in fiscal 2005 compared to fiscal 2004. As a percentage of revenue, net of subcontractor costs, other contract costs were 82.1% and 80.5% for fiscal 2005 and 2004, respectively. The percentage increase was partially due to the change in our mix of business, which resulted in more contracts with lower profit margins.

Gross profit decreased $11.7 million, or 10.3%, in fiscal 2005, compared to fiscal 2004, for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 17.9% and 19.5% in fiscal 2005 and 2004, respectively.

Infrastructure

	Fiscal Year Ended		Change
	October 2, 2005	October 3, 2004	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$301,628	$315,301	$(13,673)	(4.3)%
Other contract costs	255,274	264,002	(8,728)	(3.3)
Gross profit	$46,354	$51,299	$(4,945)	(9.6)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 2, 2005	October 3, 2004
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	84.6	83.7
Gross profit	15.4%	16.3%

Infrastructure revenue, net of subcontractor costs, decreased $13.7 million, or 4.3%, in fiscal 2005, compared to fiscal 2004. The decrease resulted from the execution of our business plan to improve profitability by closing and consolidating unprofitable civil infrastructure operations. As part of this plan, we reduced our workforce in this business by approximately 210 full-time equivalents, or 11.6%, which adversely impacted our revenue, net of subcontractor costs, in fiscal 2005. The decline also resulted from increased local competition on bids for state and local government projects and less authorized work under our indefinite quantity contracts. The decline was partially offset by acquisitive revenue, net of subcontractor costs, contributed by AMT from federal government clients during the first half of fiscal 2005.

Other contract costs decreased $8.7 million, or 3.3%, in fiscal 2005, compared to fiscal 2004. As a result of our efforts to close and consolidate offices and reduce headcount in the civil infrastructure operations, other contract costs decreased in fiscal 2005. The decrease was in line with the revenue reduction, particularly in the second half of fiscal 2005. This was partially offset by an increase from AMT, which had a full year of operations in fiscal 2005, compared to a half year in fiscal 2004. As a percentage of revenue, net of subcontractor costs, other contract costs were 84.6% and 83.7% for fiscal 2005 and 2004, respectively. The slight percentage increase was caused by poor contract execution and overhead inefficiencies in the civil infrastructure business during the first half of fiscal 2005.

Gross profit decreased $4.9 million, or 9.6%, in fiscal 2005, compared to fiscal 2004, for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 15.4% and 16.3% in fiscal 2005 and 2004, respectively.

Communications

	Fiscal Year Ended		Change
	October 2, 2005	October 3, 2004	$	%
	($ in thousands)
Revenue, net of subcontractor costs	$23,276	$74,101	$(50,825)	(68.6)%
Other contract costs	57,574	88,405	(30,831)	(34.9)
Gross loss	$(34,298)	$(14,304)	$(19,994)	(139.8)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 2, 2005	October 3, 2004
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	247.4	119.3
Gross loss	(147.4)%	(19.3)%

Communications revenue, net of subcontractor costs, decreased $50.8 million, or 68.6%, in fiscal 2005, compared to fiscal 2004. The decrease resulted from our decision to exit the wireless communications business and return work to Nextel, which resulted in $36.5 million of revenue decline. In addition, our wired communications business experienced $15.1 million of revenue reduction, which resulted from decreased headcount and from closing and consolidating offices that performed civil construction work.

Other contract costs decreased $30.8 million, or 34.9%, in fiscal 2005, compared to fiscal 2004, primarily due to the decrease in revenue. However, these costs decreased at a lower rate than revenue due to higher costs in the second quarter of fiscal 2005 caused by contract concessions, cost overruns, workforce overcapacity and substantial charges in connection with our exit from the wireless communications business and the civil construction operations in the wired communications business.

Gross loss increased to $34.3 million in fiscal 2005, compared to the gross loss of $14.3 million in fiscal 2004. The increase was primarily due to negative revenue adjustments and contract losses related to the Nextel contract.

Fiscal 2005 Operating Results

In fiscal 2005, particularly in the second quarter of fiscal 2005, we recorded significant operational and goodwill impairment charges that resulted in a net loss for the year. To supplement the foregoing management discussion and analysis, the following is a discussion of the material factors that led to the more significant charges related to the fiscal 2005 goodwill impairment, lease impairment and accounts receivable charges.

Goodwill Impairment:   Due to several factors that arose or increased in significance in the second quarter of fiscal 2005, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction projects, as more fully discussed below, we did not operate this business profitably. Accordingly, during that quarter, we made a strategic decision to change our business model and to no longer pursue fixed-price civil infrastructure construction projects. These projects include institutional, commercial and leisure facilities, and transportation and water infrastructure projects. Prior to this quarter, we had actively pursued and conducted business in the fixed-price civil infrastructure area, and had not been contemplating such a change. Further, we came to the conclusion that we were unwilling to absorb further operating losses or make additional investments necessary to return the operations to profitability when resources could be deployed in other areas that offered positive rates of return. The above-mentioned factors were the key triggers that led us to believe that the goodwill was likely impaired. Under SFAS 142, we were required to assess the impact of this decision by performing an interim impairment test. As a result of this test, we determined that the carrying amount of our goodwill was impaired and recorded an impairment charge of $105.0 million in our infrastructure segment in the second quarter of fiscal 2005. In addition, we recorded a $0.6 million impairment charge for the infrastructure segment identifiable intangible assets.

Our fiscal 2004 SFAS 142 analysis was completed on our annual assessment date of June 28, 2004 (the first day of our fiscal fourth quarter of 2004). As a result of this analysis and future cash flow projections, the fair value of the infrastructure reporting unit was determined to exceed the carrying value and there was no impairment of the recorded goodwill. We did not encounter any significant discrete events, or any combination of events, in the fourth quarter of fiscal 2004 or the first quarter of fiscal 2005 that would have triggered an interim impairment analysis of goodwill associated with our infrastructure business. During the fourth quarter of fiscal 2004 and the first quarter of 2005, management believed that this business would improve in the future as a result of changes in business climate or competition such as increased state and local government budgets, passage of the new federal transportation bill and increased availability of state and local school bond funding. Accordingly, there were no indicators of a goodwill impairment charge or other asset write-off until the second quarter of fiscal 2005.

As illustrated in the following table, and as previously disclosed in our prior period financial statements, the financial results in the second quarter of fiscal 2005 indicated potential goodwill impairment. The year-over-year results reflected a negative trend, and the infrastructure segment reported a loss of $8.3 million prior to any goodwill impairment charge. The table summarizes the operating results of our infrastructure reportable segment for the five quarters prior to the goodwill impairment charge, compared to the second quarter of fiscal 2005 ($ in thousands).

	Q1 2004	Q2 2004	Q3 2004	Q4 2004	Q1 2005	Q2 2005(1)
Operating cash flow	$4,300	$13,300	$5,900	$1,400	$2,300	$6,500
Revenue	88,025	93,123	108,324	104,457	93,656	90,887
Revenue, net of subcontractor costs	72,979	75,395	85,354	81,572	75,421	72,905
Gross profit	15,657	15,592	12,662	7,387	11,969	4,499
Segment income (loss) from operations	8,117	7,299	4,551	(1,548)	4,102	(8,312)

(1)          Excludes goodwill and other intangible asset impairment charges of $105.6 million.

We did not experience any similar indicators at the reporting unit level in our resource management segment that would warrant an interim goodwill impairment analysis. Although there were similar negative indicators, we did not perform an analysis on our communications segment since there was no goodwill recorded. The impact of the identified negative indicators is discussed in more detail below.

Strategic Decision to Exit Fixed-Price Civil Construction Business:   We identified several operational issues as of the fiscal year ended October 1, 2004 and the first quarter of fiscal 2005, but considered the lower operating results to be attributable to temporary conditions. These operational issues included the specific identification of underperforming contracts in certain office regions, together with increases in variable overhead costs incurred that were considered inconsequential. We believed that backlog would soon increase and growth would ensue because of increased state and local government budgets, passage of the new federal transportation bill and increased availability of state and local school bond funding. For that reason, prior to the second quarter of fiscal 2005, we had not considered exiting the fixed-price civil infrastructure construction business. Instead, we continued to focus on long-term revenue growth and did not implement significant short-term operational changes due to anticipated opportunities.

During the second quarter of fiscal 2005, we were surprised by the negative results reported by the infrastructure segment late in the quarter as a result of the recognition of contract losses. Further, we realized that the adverse business environment was more permanent than transitory because of the continuing state and local government budget shortfalls, the loss of key personnel and the unanticipated increase in competition. The continued delay of newer profitable contracts created a more permanent overcapacity of workforce and facilities that required immediate action. Further, we anticipated a reduced forecast for revenue and profit. This reduction was also caused by other factors not necessarily related to the exit of the fixed-price civil infrastructure construction business that arose or increased in significance in the second quarter of fiscal 2005, including adverse developments in the business environment, the loss of key personnel and the unanticipated increase in competition.

As a result of these factors, we concluded that more extreme measures were necessary to return to profitability and mitigate potential future losses. Such actions included the strategic decision to discontinue bidding on and providing services related to fixed-price civil infrastructure construction projects, an aggressive office consolidation (eight business units were consolidated into three business units and five offices were closed) and a headcount reduction effort related to infrastructure operations engaged in such projects. There was no single reduction-in-force event that resulted from our decision. Rather, the employee reductions occurred gradually over time as contract obligations were completed and finally closed out. These employee reductions impacted all of the business units that performed fixed-price civil infrastructure work. As of April 3, 2005, we had approximately 2,400 full-time employee equivalents in the infrastructure segment, and this number had been projected to grow to approximately 2,470 as of October 2, 2005, as compared to 2,250, as of that date.

Adverse Changes in Business Climate:   Prior to fiscal 2005, we experienced only a gradual degradation in our infrastructure business due to:

•       Reduced state and local government budgets;

•       Delays by Congress in approving the new federal transportation bill, known as the Safe, Accountable and Efficient Transportation Equity Act: A Legacy for Users (SAFETEA-LU). This bill was not passed until July 2005, which caused future prospects to be delayed; and

•       State and local delays in school funding due to failures to pass bond referendums.

Based upon these gradual changes in the business climate, we developed plans to reduce costs in overstaffed markets by closing and consolidating offices, reducing headcount and streamlining management. However, these actions did not result in the desired increase in profits. During the second quarter of fiscal 2005, the business climate changed adversely beyond our previous expectations and there was insufficient backlog to fund expected future revenue levels. Our civil infrastructure backlog at the beginning of fiscal 2004 was $245 million and it declined to $214 million at the end of fiscal 2004. This backlog further declined to $203 million as of the first and second quarters of fiscal 2005. This backlog decline was a basis for the revised downward forecasts in revenue and future cash flows for SFAS 142 purposes.

Unanticipated Competition:   Prior to fiscal 2005, we experienced normal competition from other engineering and consulting firms that also faced decreasing opportunities. The continuing state and local government budget deficits, as well as delays in the federal transportation bill, forced each firm to compete for a smaller pool of projects. During the second quarter of fiscal 2005, this competition became more fierce. This business environment caused us to lower project bids, although our costs did not decrease. Further, due to the continuing government budget deficits, the competitive environment seemed more permanent than previously anticipated, which caused a significant deterioration in our operating results. Certain members of our management and professional personnel left our company during the second quarter of fiscal 2005, as noted below, to join our competitors or start their own firms. This created unanticipated losses of clients and the inability to win additional work as previously anticipated, which further reduced our revenue projections and future cash flows for SFAS 142 purposes.

Loss of Key Personnel:   Prior to fiscal 2005, we had non-compete agreements in place with key personnel who were former owners or former key employees of the companies we acquired. Several of these agreements expired during the first half of fiscal 2005 and we experienced a significant loss in key personnel. Our Senior Vice President, Infrastructure resigned and several key managers departed. Further, our competitors recruited our key personnel. The consequence of these departures in the second quarter of fiscal 2005 was the loss of clients, the loss of opportunities to procure new work, and the reduction of our infrastructure engineering capabilities.

In addition to the key factors noted above, we recognized several project losses based upon inadequate scope definition and contract value. Further, we recognized project cost overruns on a number of fixed-price contracts. In the aggregate, the second quarter operating loss recorded in the infrastructure segment was approximately $8.3 million before the goodwill impairment charge. The loss was a result of updated project estimates based on new information such as updated cost estimates, the impact of weather and other external factors, and changes in project management assumptions. Management had reviewed the contract adjustments made in the second quarter of fiscal 2005 and determined at the time that there were no significant out-of-period adjustments.

Due to the loss noted above, the change in our strategic plan and the related downward adjustment in forecasted future operating income and cash flows, we concluded there was a potential for goodwill impairment. As required by SFAS 142, we conducted an interim assessment and performed the two-step interim impairment test. First, we determined that the goodwill recorded in our infrastructure reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. To quantify the impairment, we then allocated the fair value of the infrastructure reporting unit to the reporting unit’s individual assets and liabilities utilizing the purchase price allocation guidance of SFAS No. 141, Business Combinations (SFAS 141). The fair value of the reporting unit was estimated by using both an income approach and a market approach. We used a consistent methodology for both the 2004 and 2005 analyses based on the following:

•       We reviewed three different approaches that may be employed to determine the fair value of our reporting units: (i) the Income Approach, (ii) the Market Approach, and (iii) the Cost Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach, or approaches, is most applicable. We did not utilize the Cost Approach as this approach is typically used for capital-intensive businesses. Because we are a service-based organization, a combination of the Income and Market Approaches would generally provide the most reliable indicators of value. We weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of our reporting units, compared to the Market Approach which is based on multiples of broad-based (i.e. less comparable) companies. While useful, a Market Approach is less reliable to us and should have a lower weighting than an Income Approach. If we had weighed the two approaches equally, the amount of the impairment would have been approximately $108 million.

•       The Income Approach utilized a discounted cash flow (DCF) method. The basis for our forecasted calculations and assumptions was a “bottoms-up” calculation for each business unit in connection with our mid-year semi-annual plan forecast for the remainder of fiscal 2005. The aggregated results at the infrastructure segment level were further reviewed and adjusted by segment and corporate management for known factors based on management’s judgment. This short-term forecast was then used as a basis for the longer-term projections to calculate the DCF. The short-term and long-term assumptions took into account our strategic decision to exit fixed-price civil infrastructure construction projects, the adverse changes in business climate, the unanticipated competition and the loss of key personnel, as noted above.

•       Our exit from future fixed-price civil construction contracts had a negative impact on our April 3, 2005 estimates of discounted cash flows compared to our prior June 28, 2004 estimates of future discounted cash flows, as the estimates implicit in the June 28, 2004 goodwill test assumed relatively significant levels of profit and positive cash flows from this type of project in future years, consistent with prior periods. Accordingly, significant profits and positive cash flows from future contracts of this type were expected to continue at the previously recognized levels and were assumed in our forecasts and in our prior impairment assessments. For example, our estimated revenue from fixed-price civil construction projects increased significantly from approximately $12 million in fiscal 2003 to approximately $17 million and $23 million in fiscal 2004 and fiscal 2005, respectively. The fiscal 2005 revenues from this type of contract would have been higher had we continued to bid on this type of project in the second half of that year. Due to our decision to stop bidding on contract work of this type, we anticipate our revenue to decrease in fiscal 2006. The approximate cash flow from these projects was positive $2 million and $3 million in fiscal 2003 and 2004, respectively, while the approximate cash flow for fiscal 2005 was negative $8 million. For fiscal 2006, the projection was breakeven. We considered this information in estimating the impact of the termination of these projects and other adverse developments on future revenue and cash flow forecasts for SFAS 142 purposes. The elimination of future contract work of this type, along with other adverse changes, contributed to the reduction in our forecasted revenue, net of subcontractor costs, net income and cash flows of approximately $1,373 million, $127 million and $88 million, respectively, over the seven-year cash flow horizon in our April 2005 impairment test, compared to our previous estimates as of June 28, 2004. Further, the terminal value computed in the April 2005 goodwill impairment was also significantly reduced compared to our previous estimates for the same reasons. By way of illustration, the elimination of $23 million in base year revenue would result in a reduction of approximately $50 million of fair value using the discounted cash flow method.

•       We did not anticipate any further loss contracts, other than those identified and already accounted for as of the second quarter of fiscal 2005. Further, there was no assumption that the infrastructure segment would generate losses in future periods. We have experienced profits in each of the quarters following the second quarter of fiscal 2005. The improvement in the second half of fiscal 2005, compared to the loss in the second quarter of fiscal 2005, partially resulted from our recognition of all known loss contracts in the second quarter. The level of profitability of our infrastructure reporting unit since the goodwill write-down in the second quarter of fiscal 2005, compared to our previous forecasts, provided further evidence that the carrying value of the goodwill prior to the write-down was not fully recoverable. We expected to continue to be profitable, notwithstanding our prior losses, based on our current contract bid rates and profit estimates relative to the infrastructure segment backlog. We believe that our operating income and profit rates will increase slightly in the future as we continue to improve our project management capabilities.

•       We determined that annual revenue growth rates of 8% and year-over-year decreases in overhead costs as a percentage of revenue used in the fiscal 2004 analysis for the infrastructure business were no longer appropriate based on our experience and our revised outlook. Accordingly, future revenue growth rates used in the 2005 analysis were determined to be no more than 5% annually. Future direct and indirect overhead costs as a percentage of revenue were not expected to improve significantly, primarily due to the reduced revenue growth assumptions. The revised assumptions used in our April 3, 2005 goodwill impairment analysis have proven to be reasonable. Overall, the updated future projections estimated profits at lower levels than had previously been forecasted and utilized in our SFAS 142 analysis.

•       To calculate the value of a reporting unit in our SFAS 142 analysis, an estimate of an appropriate discount rate was necessary. We used a discount rate of 15% as of both June 28, 2004 and April 3, 2005. In our evaluation of the risk associated with the expected cash flow of each reporting unit considered, we utilized a Weighted Average Cost of Capital (WACC) method.

In summary, we were required to perform an interim goodwill impairment test as a result of the adverse factors identified during the second quarter of fiscal 2005, as described above, and not wait until July 2005 to perform our annual goodwill impairment test. We modified the assumptions in our future operating income and cash flow projections used in the goodwill impairment test as a result of our decision to exit the fixed-price civil infrastructure construction business and other factors. Future projections of profits and cash flows were estimated at significantly lower amounts than had previously been expected. We determined that the lower profits and cash flows could not support the recoverability of the infrastructure segment’s goodwill of $174.6 million. As a result, the implied value of the infrastructure reporting unit’s goodwill was $105.0 million less than the carrying value of the goodwill. This difference was recorded as a non-cash impairment charge to reduce the goodwill in the infrastructure reporting unit to $69.6 million. For subsequent periods, we completed our required annual assessment of goodwill for impairment at each of our reporting units as of July 4, 2005 (the first day of our fiscal fourth quarter). The assessments indicated that we do not have any reporting units with a goodwill impairment.

Lease Impairment:   In connection with the continuing consolidation of certain operations in the infrastructure and communications businesses, and in accordance with Statement of Financial Accounting Standards No 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we recorded a charge of $5.6 million related to the abandonment of certain leased facilities in the second quarter of fiscal 2005, which was offset by an adjustment of $1.8 million from subsequent favorable sub-lease agreements and lease settlements in the second half of fiscal 2005. These facilities are no longer in use by us, and the charges are net of reasonably estimated sublease income. We have not recorded any other charges. These amounts were recorded as selling, general and administrative expenses.

The aggregate fiscal 2005 charge of $5.6 million will result in the recognition of lower future costs in the financial statements. Consolidation of facilities may continue to further decrease our costs of doing business. The annual cost reductions associated with the lease impairment charges are expected to be less than $400,000 per year. The other cost savings related to our restructuring activities varied based on the elimination of specific civil infrastructure projects since the terms and conditions of the related contracts were different. Consequently, those cost savings are difficult to quantify and are not estimable. As a result of our restructuring activities, we experienced a decrease in the number of our employees, which may result in lower future revenue. However, we could not estimate the total cost savings or decrease in revenue as employment terminated at various times based on the completion of multiple different projects.

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

We increased our allowance for doubtful accounts by approximately $20.3 million in fiscal 2005 due to: our inability to collect on certain contract change orders for which work was performed and billed but not collectable, and cost was in excess of contract value (approximately $13.5 million); contract and collection concessions (approximately $6.5 million); and client bankruptcy filings (approximately $0.3 million). The amounts recorded as revenue and billed to clients were based on the contract scopes, and such amounts were considered to be valid revenue for which services were provided and costs were incurred.

Fiscal 2004 Compared to Fiscal 2003

Revenue

The following table presents revenue by reportable segment:

	Fiscal Year Ended		Change
	October 3, 2004	September 28, 2003	$	%
	($ in thousands)
Resource management	$861,545	$684,201	$177,344	25.9%
Infrastructure	393,929	325,814	68,115	20.9
Communications	163,814	112,775	51,039	45.3
Segment total	1,419,288	1,122,790	296,498	26.4
Elimination of inter-segment revenue(1)	(43,129)	(35,804)	(7,325)	(20.5)
Revenue total	$1,376,159	$1,086,986	$289,173	26.6%

(1)          The inter-segment revenue is completely eliminated against our inter-segment subcontractor costs.

Our revenue for fiscal 2004 increased $289.2 million, or 26.6%, compared to fiscal 2003. This increase was primarily due to our acquisitions of ECI, EMC and AMT. In addition, revenue increased due to stronger organic growth in our federal government business and one large wireless communications project that started in the second half of fiscal 2003 and continued throughout fiscal 2004. However, the higher volume of work in these businesses was partially offset by the revenue decline from our state and local government and other commercial clients.

Resource Management.   Compared to fiscal 2003, our resource management revenue in fiscal 2004 increased $177.3 million, or 25.9%, of which $143.9 million was due to ECI acquisitive growth. The balance of the increase resulted primarily from the growth in defense spending, as well as spending on water and water resources programs by federal clients.

Infrastructure.   Revenue in fiscal 2004 increased $68.1 million, or 20.9%, compared to fiscal 2003. Revenue grew $100.8 million due to acquisitions of EMC in July 2003 and AMT in March 2004. These operations provide systems support and security services to federal government clients. This increase was partially offset by a $22.4 million decline in state and local government revenue.

Communications.   Revenue in fiscal 2004 increased $51.0 million, or 45.3%, compared to fiscal 2003. This increase was primarily due to the expansion of the Nextel wireless project, together with an increase in our wired projects for commercial clients.

Subcontractor Costs

Our subcontractor costs in fiscal 2004 increased $138.5 million, or 52.8%, compared to fiscal 2003 primarily due to the overall growth in revenue. We also experienced growth in program management activities on federal government contracts, which typically resulted in higher levels of subcontracting activities that were driven by government mandated set-aside requirements. In addition, as we experienced increased workload in our wired and wireless communications businesses, we utilized significant subcontractor activities to complete the fieldwork.

Revenue, Net of Subcontractor Costs

The following table presents revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year Ended		Change
	October 3, 2004	September 28, 2003	$	%
	($ in thousands)
Resource management	$585,807	$486,729	$99,078	20.4%
Infrastructure	315,301	269,499	45,802	17.0
Communications	74,101	68,354	5,747	8.4
Total revenue, net of subcontractor costs	$975,209	$824,582	$150,627	18.3%

Revenue, net of subcontractor costs, in fiscal 2004 increased $150.6 million, or 18.3%, compared to fiscal 2003, due to acquisitive revenue, net of subcontractor costs, from ECI, EMC and AMT.

Resource Management.   Revenue, net of subcontractor costs, increased $99.1 million, or 20.4%, in fiscal 2004, compared to fiscal 2003. This growth was attributable primarily to our acquisition of ECI in March 2003. ECI contributed $84.8 million of acquisitive revenue, net of subcontractor costs, in fiscal 2004. We also experienced an increase from federal government clients, particularly the DoD and DOE, partially offset by a decline from commercial and state and local government clients.

Infrastructure.   Revenue, net of subcontractor costs, increased $45.8 million, or 17.0%, in fiscal 2004, compared to fiscal 2003. This increase was attributable to our EMC and AMT acquisitions, which contributed $64.6 million in acquisitive growth, substantially all of which was from federal government clients. This increase was offset by an $18.8 million decrease in our civil infrastructure business area, principally caused by reduced spending by state and local government clients.

Communications.   Revenue, net of subcontractor costs, increased $5.7 million, or 8.4%, in fiscal 2004, compared to fiscal 2003. This increase was primarily attributable to growth in our wired communications business.

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 3, 2004	September 28, 2003
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	84.5	79.1
Gross profit	15.5	20.9
Selling, general and administrative expenses	10.4	10.3
Income from operations	5.1	10.6
Interest expense—net	1.0	1.1
Income before income tax expense	4.1	9.5
Income tax expense	1.7	3.8
Income from continuing operations	2.4	5.7
Income from discontinued operations, net of tax	—	0.3
Income before cumulative effect of accounting change	2.4	6.0
Cumulative effect of accounting change	—	(13.9)
Net income (loss)	2.4%	(7.9)%

Other Contract Costs

The following table presents other contract costs attributable by reportable segment:

	Fiscal Year Ended		Change
	October 3, 2004	September 28, 2003	$	%
	($ in thousands)
Resource management	$471,543	$385,330	$86,213	22.4%
Infrastructure	264,002	213,774	50,228	23.5
Communications	88,405	53,454	34,951	65.4
Total other contract costs	$823,950	$652,558	$171,392	26.3%
Other contract costs as a percentage of revenue, net of subcontractor costs	84.5%	79.1%

Other contract costs in fiscal 2004 increased $171.4 million, or 26.3%, compared to fiscal 2003. The increase in other contract costs was due primarily to an increase in revenue. As a percentage of revenue, net of subcontractor costs, other contract costs were 84.5% in fiscal 2004 compared to 79.1% in fiscal 2003. The percentage increase was due primarily to higher than expected costs in our infrastructure and communications segments.

Resource Management.   Other contract costs in fiscal 2004 increased $86.2 million, or 22.4%, compared to fiscal 2003. This increase was primarily due to an increase in revenue, net of subcontractor costs, resulting from the ECI acquisition.

Infrastructure.   Other contract costs in fiscal 2004 increased $50.2 million, or 23.5%, compared to fiscal 2003. This increase was primarily due to the increased revenue and associated other contract costs related to the EMC and AMT acquisitions. However, our revenue, net of subcontractor costs, from organic business decreased significantly more than our other contract costs. The disproportionately higher other contract costs resulted from workforce and facility overcapacity as well as charges taken on poorly managed projects.

Communications.   Other contract costs in fiscal 2004 increased $35.0 million, or 65.4%, compared to fiscal 2003. This increase was partially due to growth in revenue. In addition, our other contract costs increased more than revenue, net of subcontractor costs, due to:

•       Bidding on and accepting contracts with unfavorable terms and conditions;

•       Performing on projects without properly defined scopes;

•       Maintaining low levels of productivity;

•       Entering into projects that were outside our technical competency; and

•       Negotiating concessions on outstanding accounts receivable amounts with Nextel.

In addition, we had significant contract losses on several projects, including work with Nextel and certain civil construction projects that were outside of our core competency.

Gross Profit

The following table presents gross profit by reportable segment:

	Fiscal Year Ended		Change
	October 3, 2004	September 28, 2003	$	%
	($ in thousands)
Resource management	$114,264	$101,399	$12,865	12.7%
Infrastructure	51,299	55,725	(4,426)	(7.9)
Communications	(14,304)	14,900	(29,204)	(196.0)
Total gross profit	$151,259	$172,024	$(20,765)	(12.1)%
Gross profit as a percentage of revenue, net of subcontractor costs	15.5%	20.9%

Gross profit in fiscal 2004 decreased by $20.8 million, or 12.1%, compared to fiscal 2003 due to the disproportionate increase in other contract costs compared to the increase in revenue, net of subcontractor costs. This decrease in gross profit was partially offset by the contributions from the ECI, EMC and AMT acquisitions. As a percentage of revenue, net of subcontractor costs, gross profit decreased to 15.5% in fiscal 2004 from 20.9% in fiscal 2003. This decrease was attributable to poor project management, contract losses and overcapacity in our infrastructure and communications segments.

Resource Management.   Gross profit in fiscal 2004 increased $12.9 million, or 12.7%, compared to fiscal 2003. This increase was primarily due to the revenue increase. However, gross profit as a percentage of revenue, net of subcontractor costs, decreased in fiscal 2004 as a result of a $2.6 million loss on a project and a decline in higher margin revenue from commercial clients.

Infrastructure.   Gross profit in fiscal 2004 decreased $4.4 million, or 7.9%, compared to fiscal 2003. This decrease was primarily due to lower than expected revenue, which resulted in overcapacity in headcount and leased facilities throughout the year in our civil infrastructure business. In the third and fourth quarters of fiscal 2004, we consolidated our operations in this segment by closing or combining offices, reducing headcount and streamlining management. This decrease in gross profit was partially offset by the increases resulting from the AMT and EMC acquisitions.

Communications.   Gross profit in fiscal 2004 decreased $29.2 million, or 196.0%, compared to fiscal 2003. This decrease was primarily due to lower than expected margins resulting from project cost overruns, failure to successfully negotiate change orders, and contract concessions. Further, certain businesses within this segment entered into contracts outside of our technical competency, which resulted in significant charges in the fourth quarter. As a result of continuing poor performance, we accelerated the consolidation of our operations.

Selling, General and Administrative Expenses

SG&A expenses in fiscal 2004 increased $16.9 million, or 19.9%, compared to fiscal 2003, primarily due to increases in the SG&A expenses associated with acquisitions made in fiscal 2003 and 2004. In addition, we incurred approximately $1.3 million and $1.0 million of costs in fiscal 2004 related to the implementation of our ERP system and the requirements of SOX, respectively. We also recognized $1.1 million of severance expense for our former president. As a percentage of revenue, net of subcontractor costs, SG&A expenses increased to 10.4% in fiscal 2004 from 10.3% for fiscal 2003.

Income from Operations

The following table presents income from operations by reportable segment:

	Fiscal Year Ended		Change
	October 3, 2004	September 28, 2003	$	%
	($ in thousands)
Resource management	$61,935	$61,305	$630	1.0%
Infrastructure	18,419	25,722	(7,303)	(28.4)
Communications	(23,933)	5,707	(29,640)	(519.4)
Segment total	56,421	92,734	(36,313)	(39.2)
Amortization of intangibles and other expense, net	(6,774)	(5,462)	(1,312)	(24.0)
Total income from operations	$49,647	$87,272	$(37,625)	(43.1)%
Income from operations as a percentage of revenue, net of subcontractor costs	5.1%	10.6%

Income from operations in fiscal 2004 decreased $37.6 million, or 43.1%, compared to fiscal 2003. This decrease was primarily attributable to weakness in our civil infrastructure and communications businesses, which was partially offset by the contributions from the ECI, EMC and AMT acquisitions.

Resource Management.   Income from operations in fiscal 2004 increased $0.6 million, or 1.0%, compared to fiscal 2003, due to the ECI acquisition, which resulted in increased income but at a relatively lower operating margin. This increase was partially offset by a $2.6 million loss on one project in the fourth quarter of fiscal 2004, an increase in SG&A and the decrease in higher margin commercial business throughout fiscal 2004.

Infrastructure.   Income from operations in fiscal 2004 decreased $7.3 million, or 28.4%, compared to fiscal 2003, due to the decline in our civil infrastructure business. Income from operations was significantly affected by overcapacity in certain civil infrastructure operations. Our overcapacity of personnel and leased facilities led to increased costs on continuing projects. In addition, we experienced increased losses on contracts and allowances for doubtful accounts due to work accepted under unfavorable terms. We initiated actions to reduce capacity in the third and fourth quarters of fiscal 2004. The decrease in operating income was partially offset by an increase in our systems support and security operations.

Communications.   Income from operations in fiscal 2003 became a loss in fiscal 2004, a decline of $29.6 million, or 519.4% compared to fiscal 2003. This significant decrease was partially due to write-offs and contract concessions related to the Nextel wireless project. In addition, the decline in our wired communications workload during fiscal 2004 caused certain operating units in this area to bid on and perform work outside of our technical competency, which resulted in project mismanagement and substantial losses in the fourth quarter.

Net Interest Expense

Net interest expense in fiscal 2004 increased $0.4 million, or 4.3%, compared to fiscal 2003. This increase was primarily due to higher borrowings used in connection with the AMT acquisition that was somewhat offset by lower variable interest rates on borrowings on our credit facility. Borrowings under our credit facility and indebtedness outstanding under our senior secured notes averaged $150.9 million at a weighted average interest rate of 5.8% per annum in fiscal 2004, compared to $134.6 million at a weighted average interest rate of 6.3% per annum in fiscal 2003.

Income Tax Expense

Income tax expense in fiscal 2004 decreased $14.9 million, or 47.4%, compared to fiscal 2003, primarily due to lower income before tax expense. However, our effective tax rate increased from 40.2% in fiscal 2003 to 41.3% in fiscal 2004, primarily caused by the impact of non-deductible expenses relative to the lower pre-tax income in fiscal 2004 compared to fiscal 2003.

Cumulative Effect of Accounting Change

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective September 30, 2002. The adoption of this standard required us to discontinue the amortization of goodwill and to test the net book value of goodwill for impairment. The cumulative effect of adopting this standard resulted in the recognition of an impairment of $114.7 million in net goodwill attributable to acquisitions in our communications segment.

Net Income

Net income in fiscal 2004 was $23.7 million, compared to a net loss of $65.3 million in fiscal 2003, as a result of the cumulative effect of accounting change in fiscal 2003. Our income before the cumulative effect of accounting change in fiscal 2004 decreased $25.6 million, or 51.9%, compared to fiscal 2003. Net income in fiscal 2004 was lower as a result of significantly lower income from operations, slightly higher net interest expense, and a slightly higher effective tax rate, offset by the cumulative effect of accounting change in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Working Capital.   As of October 2, 2005, our working capital was $121.6 million, a decrease of $23.2 million from $144.8 million as of October 3, 2004. Cash and cash equivalents totaled $26.9 million as of October 2, 2005, compared to $48.0 million as of October 3, 2004.

Operating and Investing Activities.   In fiscal 2005, net cash of $48.5 million was provided by operating activities and $16.7 million was used in investing activities, of which $8.4 million was related to earn-outs and other purchase price adjustments for prior year business acquisitions. In fiscal 2004, net cash of

$16.2 million was provided by operating activities and $44.7 million was used in investing activities, of which $28.9 million was related to business acquisitions.

Our net accounts receivable from continuing operations decreased $41.8 million, or 11.7%, to $315.4 million as of October 2, 2005 from $357.2 million as of October 3, 2004. As of October 2, 2005, our billing in excess of costs on uncompleted contracts increased $19.7 million, compared to October 3, 2004. These changes resulted from our focus on contract billing and collection efforts, the impact of the work reduction under the Nextel contract and provisions on receivables.

Capital Expenditures.   Our capital expenditures for fiscal 2005 and 2004 were $9.8 million and $17.9 million, respectively. This reduction resulted from the significant decrease in equipment purchases in the communications business, which was historically capital-intensive, and lower capitalized costs associated with our ERP system, which is now in the implementation phase. We estimate that the capitalized costs associated with the development of the ERP system, including hardware, software licenses, consultants and internal staffing costs, will be approximately $2.6 million in fiscal 2006. Installation of the ERP software in our operating units began in fiscal 2005. To date, the system has been installed at corporate headquarters and in seven of our operating units. Implementation of the system in our remaining business operations will be phased in over the next three years.

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

As of October 2, 2005, we had no borrowings under the Facility. Standby letters of credit under the Facility totaled $12.0 million as of that date.

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

As of October 2, 2005, the outstanding principal balance on the Senior Notes was $89.7 million. Scheduled principal payments of $16.7 million are due on May 30, 2006 and, accordingly, were included in current portion of long-term obligations. The remaining $73.0 million was included in long-term obligations as of October 2, 2005.

In addition to the revised financial covenants, the amendments to the Credit Agreement and Note Purchase Agreement increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets. Further, these agreements contain other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement and Note Purchase Agreement are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets. Although we were not in compliance with certain financial covenants during fiscal 2005 before the May 2005 amendments, we met all compliance requirements as of October 2, 2005. We expect to be in compliance over the next twelve months.

Capital Requirements.   We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next twelve months.

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

Inflation.   We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin. However, general economic conditions may impact our client base, and, as such, may impact our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Contractual Obligations.   The following sets forth our contractual obligations, excluding interest, as of October 2, 2005:

	Principal Payments Due by Period
	Total	Year 1	Year 2 - 3	Year 4 - 5	Beyond
	(in thousands)
Long-term debt	$89,657	$16,743	$33,486	$26,286	$13,142
Capital lease	2,281	1,057	515	211	498
Operating lease	110,940	26,658	37,238	23,592	23,452
Total	$202,878	$44,458	$71,239	$50,089	$37,092

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The presentation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Information regarding our other accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report.

Revenue Recognition

We earn our revenue from fixed-price, time-and-materials and cost-plus contracts. As of October 2, 2005, we had over 10,000 active projects, none of which represented more than 10% of our revenue, net of subcontractor costs, for fiscal 2005.

We account for most of our contracts on the percentage-of-completion method, under which revenue is recognized as costs are incurred. Under this method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to recognize on all significant contracts. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, under which revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones and other incentives, penalty provisions, labor productivity and cost estimates. Such estimates are based on various judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway. Due to uncertainties inherent in the estimation progress, it is possible that actual completion costs may vary from estimates. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss first becomes known.

We enter into three major types of contracts:  “fixed-price,” “time-and-materials” and “cost-plus” as described below.

Fixed-Price Contracts.

Firm Fixed-Price (FFP).   Our FFP contracts have historically accounted for most of our fixed-price contracts. Under FFP contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenue on FFP contracts using the percentage-of-completion method described above. Prior to completion, our recognized profit margins on any FFP contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the contracted amounts. Conversely, if our costs exceed these estimates, our profit margins will decrease and we may realize a loss on a project. If our actual costs exceed the original estimate, we must obtain a change order or contract modification, or successfully prevail in a claim, in order to receive payment for the additional costs.

Fixed-Price Per Unit (FPPU).   Under our FPPU contracts, clients pay us a set fee for each service or unit of production. We are generally guaranteed a minimum number of service or production units at a fixed price. We recognize revenue under FPPU contracts as we complete the related service transaction for our clients. If our costs per service transaction exceed our original estimates, our profit margins will decrease and we may realize a loss on the project unless we can obtain a change order or contract modification, or successfully prevail in a claim, in order to receive payment for the additional costs. Certain of our FPPU contracts may be subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if the contracts were fixed-price contracts.

Time-and-Materials Contracts.

Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Revenue on contracts that is not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and-materials contracts also generally include annual billing rate adjustment provisions.

Cost-Plus Contracts.

Cost-Plus Fixed Fee.   Under cost-plus fixed fee contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, we estimate all recoverable direct and indirect costs and then add a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. We recognize revenue based on the actual labor costs, plus non-labor costs we incur, plus the portion of the fixed fee we have earned to date. We invoice for our services as revenue is recognized or in accordance with agreed-upon billing schedules. If the actual costs are lower than the total costs we have estimated, our revenue related to cost recoveries from the project will be lower than originally estimated. If the actual costs exceed the original estimate, we must obtain a change order or contract modification, or successfully prevail in a claim, in order to receive additional fee related to the additional costs. Certain of our cost-plus contracts may be subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts.

Cost-Plus Fixed Rate.   Under our cost-plus fixed rate contracts, we charge clients for our costs plus negotiated rates based on our indirect costs. In negotiating a cost-plus fixed rate contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar estimate for the project. We recognize revenue based on the actual total costs we have expended plus the applicable fixed fee. If the actual total costs are lower than the total costs we have estimated, our revenue from that project will be lower than originally estimated. Certain of our cost-plus contracts may be subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts.

Cost-Plus Award Fee.   Certain cost-plus contracts provide for award fees or a penalty based on performance criteria in lieu of a fixed fee or fixed rate. Other contracts include a base fee component plus a performance-based award fee. In addition, we may share award fees with subcontractors. We record accruals for fee-sharing on a monthly basis as fees are earned. We generally recognize revenue to the extent of costs actually incurred plus a proportionate amount of the fee expected to be earned. We take the award fee or penalty on contracts into consideration when estimating revenue and profit rates, and we record revenue related to the award fees when there is sufficient information to assess anticipated contract performance. On contracts that represent higher than normal risk or technical difficulty, we may defer all award fees until an award fee letter is received. Once an award letter is received, the estimated or accrued fees are adjusted to the actual award amount.

Cost-Plus Incentive Fee.   Certain cost-plus contracts provide for incentive fees based on performance against contractual milestones. The amount of the incentive fees varies, depending on whether we achieve above, at, or below target results. We originally recognize revenue on these contracts based upon expected results. These estimates are revised when necessary based upon additional information that becomes available as the contract progresses.

Labor costs and subcontractor services are the principal components of our direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit reimbursability for general and administrative costs, overhead costs, and materials handling costs. Revenue recognition for these contracts is determined by taking into consideration such guaranteed price or rate ceilings. Revenue in excess of cost limitation or rate ceilings is recognized in accordance with the information concerning change orders and claims that is provided below.

Other Contract Matters

Federal Acquisition Regulations (FAR), which are applicable to our federal government contracts and are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR and certain state and local agencies also require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. Most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

These contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (DCAA), which reviews our overhead rates, operating systems and cost proposals. During the course of its audits, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. The reserve for potential disallowed costs was $1.7 million and $3.1 million as of October 2, 2005 and October 3, 2004, respectively. Historically, we have not had any material cost disallowances by the DCAA as a result of audit. However, there can be no assurance that DCAA audits will not result in material cost disallowances in the future.

Change orders are modifications of an original contract that effectively change the provisions of the contract. Change orders typically result from changes in specifications or design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work. Change orders occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and the terms of such change orders agreed upon with the client before the work is performed. Sometimes circumstances require that work progress without client agreement before the work is performed. Costs related to change orders are recognized when they are incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value, can be reasonably estimated and realization is assured beyond a reasonable doubt.

Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price or other causes of unanticipated additional contract costs. Claims are included in total estimated contract revenue, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in a bona fide addition to contract value and can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized when client agreement is obtained or claim resolution occurs, which can occur in subsequent periods.

Allowance for Uncollectible Accounts Receivable

We reduce our accounts receivable by an allowance for amounts that are considered uncollectible. We determine an estimated allowance for uncollectible amounts based on management’s evaluation of the contracts involved and the financial condition of our clients. We regularly evaluate the adequacy of the allowance for doubtful accounts by taking into consideration factors such as:

•       Type of client—government agency or commercial sector;

•       Trends in actual and forecasted credit quality of the client, including delinquency and payment history;

•       General economic and particular industry conditions that may affect a client’s ability to pay; and

•       Contract performance and our change order/claim analysis.

We increased our allowance by approximately $21.5 million as of October 2, 2005, compared to October 3, 2004, due to contract concessions, client bankruptcy filings and our inability to collect on certain contract change orders for which work was performed and billed.

Insurance Matters, Litigation and Contingencies

In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disagreements, workers’ compensation, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured.

In accordance with SFAS No. 5, Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated liability for claims, guarantees, costs and litigation. We utilize qualified actuaries and insurance professionals to assist in determining the level of reserves to establish for both claims that are known and have been asserted against us, as well as for claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations.

Except as described below, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigations or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

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

Goodwill

On September 30, 2002, the beginning of fiscal 2003, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No.142), and no longer amortize goodwill. SFAS No. 142 requires an annual test of goodwill for impairment at each of our reporting units. Reporting units for purposes of this test are identical to our operating segments and consist of resource management, infrastructure and communications. The annual impairment test is a two-step process. As the first step, we estimate the fair value of the reporting unit and compares that amount to the sum of the carrying value of the reporting unit’s goodwill and other net assets. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compare the current implied fair value of the goodwill to the current carrying value of the goodwill, and any resulting decrease is recorded as an impairment. We are required under SFAS No. 142 to assess, at least on an annual basis, potential goodwill impairment.  As a result of this change in accounting, we recognized an impairment charge of $114.7 million in fiscal 2003.

Several events occurred during the quarter ended April 3, 2005 that led management to conclude that the goodwill in our infrastructure reporting unit was likely impaired. These events included significantly lower than expected operating results, a substantial loss in the infrastructure segment and a downward adjustment in forecasted future operating income and cash flows. As required by SFAS No. 142, we performed a two-step interim impairment test to confirm and quantify the impairment. During step one, we determined that the goodwill recorded in our infrastructure reporting unit was impaired because the fair value of the reporting unit was less than the carrying value of the reporting unit’s net assets. The fair value of the reporting unit was estimated using the discounted cash flow method, guideline company method, and similar transactions method weighted at 70%, 15%, and 15%, respectively. In order to quantify the impairment, we performed step two by allocating the fair value of the infrastructure reporting unit to the reporting units’ individual assets and liabilities utilizing the purchase price allocation guidance of SFAS No. 141. The resulting implied value of the infrastructure reporting unit’s goodwill was $105.0 million less than the current carrying value of the goodwill. This difference was recorded as a non-cash impairment charge to reduce the goodwill in the infrastructure reporting unit to $69.6 million as of April 3, 2005. We have completed our required annual assessment of the recoverability of goodwill for fiscal 2005 as of July 1, 2005, which indicated no further impairment of goodwill.

Income Taxes

We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

Our employee stock compensation plans are accounted for utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

Our outstanding Senior Notes bear interest at a fixed rate. As of May 12, 2005, the Series A Notes bear interest at 8.28% per annum and are payable at $13.1 million per year through May 2011. As of May 12, 2005, the Series B Notes bear interest at 8.08% per annum and are payable at $3.6 million per year through May 2008. If interest rates increased by 1.0% per annum, the fair value of the Senior Notes could decrease by $2.4 million. If interest rates decreased by 1.0% per annum, the fair value of the Senior Notes could increase by $2.5 million. The interest rates on the Senior Notes will return to the pre-amendment rates of 7.28% per annum for the Series A Notes and 7.08% per annum for the Series B Notes if we meet certain covenant compliance criteria for three consecutive fiscal quarters.

We are scheduled to repay $17.8 million of our outstanding indebtedness in the next twelve months, of which $16.7 million is for scheduled principal payments on the Senior Notes and $1.1 million is related to other debt. Assuming we do repay the remaining $1.1 million ratably during the next twelve months, our annual interest expense could increase or decrease by a negligible amount when our average interest rate increases or decreases by 1.0% per annum. However, there can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a.)	3.	Exhibits
The exhibit list in the Index to Exhibits on page 32 is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: January 10, 2007	By:	/s/ DAN L. BATRACK
Dan L. Batrack,
Chief Executive Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 1350.