Form 10-Q
period 2006-12-31
TETRA TECH INC
filed 2007-02-06
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes  ☐    No  ☒

As of January 31, 2007, 57,964,157 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2006	October 1, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 31,373	$ 65,353
Accounts receivable – net	350,957	346,543
Prepaid expenses and other current assets	22,448	21,757
Income taxes receivable	10,053	5,063
Current assets of discontinued operations	573	865
Total current assets	415,404	439,581

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	80,307	79,225
Leasehold improvements	8,935	8,798
Total	89,242	88,023
Accumulated depreciation and amortization	(57,647)	(56,033)
PROPERTY AND EQUIPMENT – NET	31,595	31,990

DEFERRED INCOME TAXES	10,143	12,909

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	158,581	158,581

INTANGIBLE ASSETS – NET	4,165	4,507

OTHER ASSETS	13,740	17,893

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$ 669,846	$ 701,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 105,258	$ 104,626
Accrued compensation	41,519	67,592
Billings in excess of costs on uncompleted contracts	44,371	41,345
Deferred income taxes	18,730	15,386
Current portion of long-term obligations	849	17,760
Other current liabilities	33,951	42,200
Current liabilities of discontinued operations	357	359
Total current liabilities	245,035	289,268

LONG-TERM OBLIGATIONS	58,530	57,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of December 31, 2006 and October 1, 2006	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,899 and 57,676 shares as of December 31, 2006 and October 1, 2006, respectively	579	577
Additional paid-in capital	267,491	265,444
Accumulated other comprehensive income	4	1
Retained earnings	98,207	88,781
TOTAL STOCKHOLDERS’ EQUITY	366,281	354,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 669,846	$ 701,679

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 31, 2006	January 1, 2006

Revenue	$ 369,153	$ 341,192
Subcontractor costs	124,282	111,433
Revenue, net of subcontractor costs	244,871	229,759

Other contract costs	200,452	185,372
Gross profit	44,419	44,387

Selling, general and administrative expenses	23,054	27,264
Income from operations	21,365	17,123

Interest expense – net	749	2,232
Loss on retirement of debt	4,226	—
Income from continuing operations before income tax expense	16,390	14,891

Income tax expense	6,964	6,403
Income from continuing operations	9,426	8,488

Loss from discontinued operations, net of tax	—	(465)

Net income	$ 9,426	$ 8,023

Basic earnings per share:
Income from continuing operations	$ 0.16	$ 0.15
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$ 0.16	$ 0.14

Diluted earnings per share:
Income from continuing operations	$ 0.16	$ 0.15
Loss from discontinued operations, net of tax	—	(0.01)
Net income	$ 0.16	$ 0.14

Weighted average common shares outstanding:
Basic	57,712	57,102
Diluted	58,220	57,641

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 9,426	$ 8,023

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,231	3,523
Stock-based compensation	1,089	1,061
Deferred income taxes	6,111	11,234
Write-off of unamortized debt retirement cost	1,069	—
Provision for losses on contracts and related receivables	578	2,054
(Gain) on sale of discontinued operations	—	(267)
(Gain) loss on disposal of property and equipment	(41)	11

Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(4,880)	(3,983)
Prepaid expenses and other assets	728	(5,021)
Accounts payable	632	(18,021)
Accrued compensation	(26,073)	(11,657)
Billings in excess of costs on uncompleted contracts	3,026	(3,417)
Other current liabilities	(8,015)	(125)
Income taxes receivable/payable	(4,883)	(5,264)
Net cash used in operating activities	(18,002)	(21,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,137)	(2,897)
Payments for business acquisitions	(100)	—
Proceeds from sale of discontinued operations	1,531	1,660
Proceeds from sale of property and equipment	42	61
Net cash used in investing activities	(664)	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(72,989)	(206)
Proceeds from borrowings under long-term obligations	57,000	10,000
Net proceeds from issuance of common stock	675	1,062
Net cash (used in) provided by financing activities	(15,314)	10,856

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,980)	(12,169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,353	26,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 31,373	$ 14,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 3,299	$ 3,987
Income taxes, net of refunds received	$ 5,717	$ 44

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of income for the three months ended December 31, 2006 and January 1, 2006, and the condensed consolidated statements of cash flows for the three months ended December 31, 2006 and January 1, 2006 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.  The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

2.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following:

	December 31, 2006	October 1, 2006
	(in thousands)

Billed	$184,491	$228,671
Unbilled	178,906	138,823
Contract retentions	8,515	8,156
Total accounts receivable – gross	371,912	375,650

Allowance for doubtful accounts	(20,955)	(29,107)
Total accounts receivable – net	$350,957	$346,543

Billings in excess of costs on uncompleted contracts	$44,371	$41,345

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date.  Substantially all unbilled receivables as of December 31, 2006 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $59.5 million and $88.7 million as of December 31, 2006 and October 1, 2006, respectively.  The federal government unbilled receivables were $61.1 million and $44.0 million as of December 31, 2006 and October 1, 2006, respectively.  Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of December 31, 2006 and October 1, 2006.

3.                                      Goodwill and Intangibles

For the three months ended December 31, 2006, there were no changes in the carrying value of goodwill, which consisted of $84.5 million and $74.1 million for resource management and infrastructure business units, respectively.

The gross amount and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in intangible assets - net in the accompanying condensed consolidated balance sheets, were as follows:

	December 31, 2006		October 1, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Backlog	$9,075	$(4,910)	$9,075	$(4,568)

For the three months ended December 31, 2006 and January 1, 2006, amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million for each period.  Estimated amortization expense for the remainder of fiscal 2007 and the succeeding years is as follows:

Amount
(in thousands)

2007	$1,019
2008	1,294
2009	1,271
2010	581

4.                                      Retirement of Debt

In December 2006, the Company elected to retire its senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this early debt retirement, the Company incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million.  In accordance with Statement of Financial Accounting Standards (SFAS) 145, Rescission of Financial Accounting Standards Board (FASB) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company reported a $4.2 million loss on retirement of debt as part of its income from continuing operations.

5.                                      Discontinued Operations

The results of Tetra Tech Canada Ltd. (TTC), Vertex Engineering Services, Inc. (VES) and Whalen & Company, Inc. (WAC) were accounted for as discontinued operations in the condensed consolidated financial statements.  In fiscal 2006, the Company sold TTC and VES, operating units in the communications and resource management segments, respectively.  Further, in fiscal 2006, the Company ceased all revenue producing activities for WAC, an operating unit in the communications segment.  Accordingly, these three operating units were accounted for as discontinued operations for all reporting periods.

Discontinued operations reported no activities for the first quarter of fiscal 2007.  The summarized, combined statement of operations for discontinued operations for the first quarter of fiscal 2006 was as follows:

Amount
(in thousands)

Revenue	$9,633

Loss before income tax benefit	$(1,213)
Income tax benefit	481
Loss from operations, net of tax	(732)

Gain on sale of discontinued operations, net of tax	267

Loss from discontinued operations, net of tax	$(465)

6.                                      Stockholders’ Equity and Stock Compensation Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) (SFAS 123R), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests, on a straight-line basis over the requisite service period of the award.  Stock-based compensation expense for the three months ended December 31, 2006 and January 1, 2006 was $1.1 million for each period.  Stock-based compensation expense for the three months ended December 31, 2006 may not be indicative of the expense for the entire fiscal year.

7.                                      Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 31, 2006	January 1, 2006
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$9,426	$8,488
Loss from discontinued operations	—	(465)
Net income	$9,426	$8,023

Denominator for basic earnings per share	57,712	57,102

Denominator for diluted earnings per share:
Denominator for basic earnings per share	57,712	57,102
Potential common shares - stock options	508	539
Denominator for diluted earnings per share	58,220	57,641

Basic earnings per share:
Income from continuing operations	$0.16	$0.15
Loss from discontinued operations	—	(0.01)
Net income	$0.16	$0.14

Diluted earnings per share:
Income from continuing operations	$0.16	$0.15
Loss from discontinued operations	—	(0.01)
Net income	$0.16	$0.14

For the three months ended December 31, 2006 and January 1, 2006, 4.2 million and 4.5 million options, respectively, were considered anti-dilutive and excluded from the calculation of dilutive potential common shares.

8.                                      Reportable Segments

The Company currently manages its business in three reportable segments: resource management, infrastructure and communications.  The Company’s management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  The resource management segment provides engineering, consulting and remediation services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning.  The infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure.  The communications segment provides engineering, permitting, site acquisition and construction management services related to communications infrastructure.

Due to the Company’s exit from the wireless communications business, the remaining portion of the communications business, known as the wired business, represents a relatively small part of the Company’s overall business.  The wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure.  Through the first quarter of fiscal 2007, the Company continued to implement the plan by re-aligning the leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements.  The Company will continue to assess the impact of this plan, if any, and expect to complete this implementation in fiscal 2007.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended December 31, 2006:
Revenue	$266,868	$98,289	$15,529	$380,686
Revenue, net of subcontractor costs	153,870	81,789	9,212	244,871
Gross profit	27,471	15,193	1,755	44,419
Segment income from operations	12,020	6,003	549	18,572
Depreciation expense	1,007	530	298	1,835

Three months ended January 1, 2006:
Revenue	$239,129	$92,022	$21,302	$352,453
Revenue, net of subcontractor costs	142,812	75,514	11,433	229,759
Gross profit	27,140	14,888	2,359	44,387
Segment income from operations	12,155	4,610	932	17,697
Depreciation expense	1,227	632	254	2,113

Reconciliations:

	Three Months Ended
	December 31, 2006	January 1, 2006
	(in thousands)
Revenue
Revenue from reportable segments	$380,686	$352,453
Elimination of inter-segment revenue	(11,533)	(11,261)
Total consolidated revenue	$369,153	$341,192

Income from operations
Segment income from operations	$18,572	$17,697
Other income (expense) (1)	3,133	(256)
Amortization of intangibles	(340)	(318)
Total consolidated income from operations	$21,365	$17,123

(1)  Other income (expense) includes corporate costs not allocable to the segments.  Fiscal 2007 includes a $4.0 million reversal of litigation accrual.  See Note 12.

9.                                      Major Clients

For the three months ended December 31, 2006 and January 1, 2006, the Company generated 14.4% and 11.5% of its revenue, respectively, from the U.S. Air Force, a component of the U.S. Department of Defense.  For the same periods, the Company generated 11.3% and 7.8% of its revenue, respectively, from the U.S. Navy, also a component of U.S. Department of Defense.  The resource management and infrastructure segments generated revenue from federal government clients.  All three segments reported revenue from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended
	December 31, 2006	January 1, 2006
	(in thousands)
Client Sector
Federal government	$205,224	$174,450
State and local government	56,946	57,919
Commercial	105,325	106,580
International	1,658	2,243
Total	$369,153	$341,192

10.                               Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS 109), prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for the Company on October 1, 2007.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately.  The cumulative effect of the change on retained earnings in the statement of financial position should be disclosed in the year of adoption only.  The Company has not completed its evaluation of the effect of adoption of FIN 48.  However, due to the fact that the Company has established tax positions in previously filed tax returns and is expected to take tax positions in future tax returns that will effect in the financial statements, the adoption of FIN 48 may have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company will implement the new standard effective September 29, 2008.  The Company is currently evaluating the impact SFAS 157 may have on its financial statements and disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for the Company as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company believes SAB 108 will not have a material impact on its consolidated financial statements.

11.                               Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.

Comprehensive income was $9.4 million and $8.0 million for the three months ended December 31, 2006 and January 1, 2006, respectively.  The Company realized an insignificant net translation gain and loss for the three months ended December 31, 2006 and January 1, 2006, respectively.

12.                               Commitments and Contingencies

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

The Company continues to be involved in the contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA).  In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice the Company’s counter-claims relating to receivables due from ZCA and other costs.  In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against the Company in this dispute.  In February 2004, the Court quantified the previous award and ordered the Company to pay approximately $2.6 million in ZCA’s attorneys’ and consultants’ fees and expenses, together with post-judgment interest.  The Company posted bonds and filed appeals with respect to the earlier judgments.  On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of the Company’s appeals.  In its decision, the Court vacated the $4.1 million verdict against the Company.  In addition, the Court upheld the dismissal of the Company’s counter-claims.  On January 18, 2005, both the Company and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  On May 24, 2006, the Court of Appeals denied ZCA’s petition outright and granted the Company’s petition in part.  The decision effectively limited ZCA’s damages to $150,000 and gave the Company the right to contest this amount at a retrial.  On June 9, 2006, the Court of Appeals vacated the award to ZCA of its attorneys’ and consultants’ fees and expenses and remanded this matter to the trial court.  On June 13, 2006, both the Company and ZCA filed petitions for Writ of Certiorari with the Oklahoma Supreme Court.  On October 23, 2006, the Oklahoma Supreme Court denied both such petitions.  As of October 1, 2006, the Company maintained $4.1 million in accrued liabilities related to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  As a result of the Oklahoma Supreme Court decision in October 2006 and further guidance from its legal counsel, the Company reversed $4.0 million of the accrued liabilities related to the original judgment and reduced SG&A expense relating to the original judgment in the first quarter of fiscal 2007.  Upon further definitive legal developments, the remaining accruals relating to this matter will be adjusted accordingly.

On November 21, 2006, a stockholder filed a putative shareholder derivative complaint in the United States District Court, Central District of California, against certain current and former members of the Company’s Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to the Company’s executive officers.  The Company was also named as a nominal defendant in the action.  The complaint seeks damages on behalf of the Company in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appear to relate to options transactions that the Company disclosed in its Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, the Company recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in its consolidated financial statements for the three and nine month periods ended July 2, 2006 as a result of misdated option grants.  On January 3, 2007, a second putative shareholder derivative complaint was filed against the same defendants.  This complaint, filed in the Superior Court of the State of California, County of Los Angeles, contained substantially similar allegations to those set forth in the first shareholder derivative complaint.  The Company is reviewing both complaints in light of its previous independent investigation and adjustments concerning this matter and will respond appropriately.

13.                               Lease Exit Costs

In connection with the consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), the Company recorded a charge related to the abandonment of certain leased facilities in fiscal 2004 and 2005.  These amounts were recorded as selling, general and administrative expenses and are expected to be fully paid by December 2013.  The estimated costs were net of reasonably estimated sublease income.  These facilities are no longer in use.  The Company did not record any additional charges in the first quarter of fiscal 2007 as there were no other charges required to be accrued by SFAS 146.

The following is a summary of lease exit accrual activity during the three months ended December 31, 2006:

	October 1, 2006	Reserve Utilization	December 31, 2006
	(in thousands)

Resource management	$140	$(20)	$120
Infrastructure	1,540	(130)	1,410
Total	$1,680	$(150)	$1,530

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of December 2006, we had approximately 6,600 full-time equivalent employees worldwide, located primarily in North America in approximately 225 locations.

In fiscal 2006, we completed the sales of two operating units in our communications and resource management segments. Further, we discontinued the operations of another operating unit in the communications segment.  See “Acquisitions and Divestitures” below.  The results from these operating units have been reported as discontinued operations for all reporting periods.  Accordingly, the following discussions generally reflect summary results from our continuing operations unless otherwise noted.  However, the net income and net income per share discussions include the impact of discontinued operations.

We derive our revenue from fees for professional and technical services.  As a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  Our income from continuing operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our subcontractor costs, other contract costs, and selling, general and administrative (SG&A) expenses.

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
	December 31, 2006	January 1, 2006
Client Sector
Federal government	48.4%	44.9%
State and local government	17.1	18.6
Commercial	33.8	35.7
International	0.7	0.8
	100.0%	100.0%

We currently manage our business in three reportable segments: resource management, infrastructure and communications.  Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities and strategic environmental resource planning.  Our infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure.  Our communications segment provides engineering, permitting, site acquisition and construction management services related to communications infrastructure.

Due to our exit from the wireless communications business, the remaining portion of the communications business, known as the wired business, represents a relatively small part of our overall business.  Our wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Through the first quarter of fiscal 2007, we continued to implement the plan by re-aligning the leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements.  We will continue to assess the impact if any, of this plan, and expect to complete this implementation in fiscal 2007.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
	December 31, 2006	January 1, 2006
Reportable Segment
Resource Management	62.8%	62.1%
Infrastructure	33.4	32.9
Communications	3.8	5.0
	100.0%	100.0%

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
	December 31, 2006	January 1, 2006
Contract Type
Fixed-price	31.3%	34.6%
Time-and-materials	48.1	46.3
Cost-plus	20.6	19.1
	100.0%	100.0%

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

TREND ANALYSIS

General.  To improve the profitability of our operations, we completed the wind-down and divestiture of non-core businesses in fiscal 2006.  Consequently, our operating results for the first quarter of fiscal 2007 reflect continued improvement compared to the same quarter last year.  We experienced 8.2% revenue growth due to increased workload with federal government clients compared to the same quarter last year.  We expect continued moderate revenue growth from federal government, state and local government and commercial clients.

Federal Government.  In the first quarter of fiscal 2007, we experienced 17.6% revenue growth in our federal government business compared to the same quarter last year.  The growth resulted from increased workload with the U.S. Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA).  This growth was partially offset by reduced workload with other federal government clients, such as the U.S. Environmental Protection Agency (EPA) and the Federal Aviation Administration (FAA).  Overall, we believe that our federal government business will experience moderate growth in fiscal 2007 due to increased Base Realignment and Closure (BRAC) spending, which may be partially offset by reduced activity related to our unexploded ordnance (UXO) and reconstruction projects in Iraq.

State and Local Government.  Our state and local government business experienced a slight revenue decline in the first quarter of fiscal 2007 compared to the same quarter last year, which resulted from a funding delay for a large fiber-to-the-premises project.  This decline was in large part offset by increased workload from other state and local government clients due to the budget surpluses experienced by most states.  Voters in several states recently approved significant infrastructure bond measures, and new infrastructure projects are expected to be funded during 2007.  We anticipate modest revenue growth from our state and local government clients for the remainder of fiscal 2007 compared to last year.

Commercial.  In the first quarter of fiscal 2007, our commercial business was flat compared to the same quarter last year, which reflected our exit from the fixed-price construction business.  We believe our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  There were no acquisitions in the first quarter of fiscal 2007.

Divestitures.  In fiscal 2006, we sold Vertex Engineering Services, Inc. (VES) and Tetra Tech Canada Ltd. (TTC), operating units in the resource management and communications segments, respectively.  Further, in fiscal 2006, we ceased all revenue producing activities for Whalen & Company, Inc. (WAC), an operating unit in the communications segment.  We did not report any revenue from discontinued operations in the first quarter of fiscal 2007, compared to $9.6 million in the same quarter last year.

RESULTS OF OPERATIONS

Overall, our operating results for the first quarter of fiscal 2007 improved compared to the same quarter last year.  The improvement resulted from our exit from the fixed-price civil construction business and our focus on project performance to enhance the profitability of our future results.  In addition, we experienced strong revenue growth from our federal government business, particularly with the DoD and NASA.  We also reversed $4.0 million of litigation liabilities related to the Zinc Corporation of America (ZCA) claim and recognized an aggregate charge of $4.2 million related to early retirement of debt.

Consolidated Results

	Three Months Ended
	December 31,	January 1,	Change
	2006	2006	$	%
	($ in thousands)

Revenue	$369,153	$341,192	$27,961	8.2%
Subcontractor costs	124,282	111,433	12,849	11.5
Revenue, net of subcontractor costs	244,871	229,759	15,112	6.6

Other contract costs	200,452	185,372	15,080	8.1
Gross profit	44,419	44,387	32	0.1

Selling, general and administrative expenses	23,054	27,264	(4,210)	(15.4)
Income from operations	21,365	17,123	4,242	24.8

Interest expense — net	749	2,232	(1,483)	(66.4)
Loss on retirement of debt	4,226	—	4,226	100.0
Income from continuing operations before income tax expense	16,390	14,891	1,499	10.1

Income tax expense	6,964	6,403	561	8.8
Income from continuing operations	9,426	8,488	938	11.1

Loss from discontinued operations, net of tax	—	(465)	465	100.0

Net income	$9,426	$8,023	$1,403	17.5%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 31, 2006	January 1, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	81.9	80.7
Gross profit	18.1	19.3
Selling, general and administrative expenses	9.4	11.9
Income from operations	8.7	7.4

Interest expense — net	0.3	0.9
Loss on retirement of debt	1.8	—
Income from continuing operations before income tax expense	6.6	6.5

Income tax expense	2.8	2.8
Income from continuing operations	3.8	3.7

Loss from discontinued operations, net of tax	—	(0.2)

Net income	3.8%	3.5%

Revenue increased $28.0 million, or 8.2%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The increase was due primarily to the growth in our federal government business with the DoD, particularly with work related to our reconstruction and UXO projects in Iraq.  To a lesser extent, work with NASA and DOE contributed to the growth in our federal government business.   This growth was partially offset by the reduced workload with the EPA in fiscal 2007 due to funding delays and increased work related to Hurricane Katrina in fiscal 2006.  Further, we experienced a decline in our state and local government business in fiscal 2007 due to a funding delay for a large fiber-to-the-premises project.  Our commercial revenue was flat compared to the same period last year.

Revenue, net of subcontractor costs, increased $15.1 million, or 6.6%, in the first quarter of fiscal 2007 compared to the same quarter last year, for the reasons described above.  In addition, we experienced higher subcontracting requirements due to a change in contract mix in our federal government work, particularly with the reconstruction projects in Iraq. Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

Other contract costs increased $15.1 million, or 8.1%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The increase was due primarily to additional costs incurred to support revenue growth.  To a lesser extent, we incurred higher contract costs compared to the same period last year due to a change in contract mix, which resulted from increased federal government work under cost-plus and time-and-materials contracts.    As a percentage of revenue, net of subcontractor costs, other contract costs were 81.9% and 80.7% for the first quarters of fiscal 2007 and 2006, respectively.

Gross profit was flat in the first quarter of fiscal 2007 compared to the same quarter last year.  Our margin did not increase at the same rate as our revenue because our gross profit was adversely impacted by the aforementioned change in contract mix.  As a percentage of revenue, net of subcontractor costs, gross profit was 18.1% and 19.3% for the first quarters of fiscal 2007 and 2006, respectively.

SG&A expenses decreased $4.2 million, or 15.4%, in the first quarter of fiscal 2007 compared to the same quarter last year.  In the first quarter of fiscal 2007, based on a favorable ruling from the Oklahoma Supreme Court on the ZCA claim and guidance from our legal counsel, we reversed $4.0 million of the litigation liabilities related to this matter.  As a percentage of revenue, net of subcontractor costs, SG&A expenses were 9.4% and 11.9% for the first quarters of fiscal 2007 and 2006, respectively.  Our SG&A expenses may continue to vary as we continue implementation of our enterprise resource planning (ERP) system and fund growth initiatives in fiscal 2007.

Net interest expense decreased $1.5 million, or 66.4%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The decrease was due to higher interest income generated by short-term investments of cash and lower interest expense that resulted from a lower debt compared to the first quarter of fiscal 2006.

In December 2006, we elected to retire our senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million.  We reported an aggregate charge of $4.2 million related to early retirement of debt as part of our income from continuing operations.

Income tax expense increased $0.6 million, or 8.8%, in the first quarter of fiscal 2007 compared to the same quarter last year due primarily to higher income.

We did not report any income or loss from discontinued operations for the first quarter of fiscal 2007, compared to a loss of $0.5 million in the same quarter last year.  Further, we did not report any revenue from discontinued operations in the first quarter of fiscal 2007, compared to $9.6 million in the same quarter last year.

Additional Information by Reportable Segment

Resource Management

	Three Months Ended
	December 31,	January 1,	Change
	2006	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$153,870	$142,812	$11,058	7.7%
Other contract costs	126,399	115,672	10,727	9.3
Gross profit	$27,471	$27,140	$331	1.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 31, 2006	January 1, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	82.1	81.0
Gross profit	17.9%	19.0%

Revenue, net of subcontractor costs, increased $11.1 million, or 7.7%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The increase was due primarily to the growth in our federal government business with the DoD, particularly with work related to reconstruction and UXO projects in Iraq and, to a lesser extent, with NASA.  This growth was partially offset by the reduced workload with the EPA due to funding delays and increased work related to Hurricane Katrina in fiscal 2006.  In addition, to a lesser extent, we experienced a revenue decline with the DOE.  Our state and local government business also experienced growth, while our commercial business was flat compared to the same quarter last year.

Other contract costs increased $10.7 million, or 9.3%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The increase was due primarily to additional costs incurred to support revenue growth.  To a lesser extent, we incurred higher contract costs compared to the same period last year due to a change in contract mix, which resulted from increased federal government work under cost-plus and time-and-materials contracts.     As a percentage of revenue, net of subcontractor costs, other contract costs were 82.1% and 81.0% for the first quarters of fiscal 2007 and 2006, respectively.

Gross profit increased $0.3 million, or 1.2%, in the first quarter of fiscal 2007 compared to the same quarter last year.  Our margin did not increase at the same rate as our revenue because our gross profit was adversely impacted by the aforementioned change in contract mix.  As a percentage of revenue, net of subcontractor costs, gross profit was 17.9% and 19.0% for the first quarters of fiscal 2007 and 2006, respectively.

Infrastructure

	Three Months Ended
	December 31,	January 1,	Change
	2006	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$81,789	$75,514	$6,275	8.3%
Other contract costs	66,596	60,626	5,970	9.8
Gross profit	$15,193	$14,888	$305	2.0%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 31, 2006	January 1, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	81.4	80.3
Gross profit	18.6%	19.7%

Revenue, net of subcontractor costs, increased $6.3 million, or 8.3%, in the first quarter of fiscal 2007 compared to the same quarter last year.  Our infrastructure segment experienced growth in federal government business due to increased procurement activities under a NASA contract and, to a lesser extent, increased commercial and state and local government business.

Other contract costs increased $6.0 million, or 9.8%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The increase was due primarily to additional costs incurred to support revenue growth.   As a percentage of revenue, net of subcontractor costs, other contract costs were 81.4% and 80.3% for the first quarters of fiscal 2007 and 2006, respectively.

Gross profit increased $0.3 million, or 2.0%, in the first quarter of fiscal 2007 compared to the same quarter last year, for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 18.6% and 19.7% for the first quarters of fiscal 2007 and 2006, respectively.  This decrease resulted from the lower margin NASA procurment project noted above.

Communications

	Three Months Ended
	December 31,	January 1,	Change
	2006	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$9,212	$11,433	$(2,221)	(19.4)%
Other contract costs	7,457	9,074	(1,617)	(17.8)
Gross profit	$1,755	$2,359	$(604)	(25.6)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 31, 2006	January 1, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	81.0	79.4
Gross profit	19.0%	20.6%

Revenue, net of subcontractor costs, decreased $2.2 million, or 19.4%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The decrease resulted from a funding delay for a large fiber-to-the-premises project.

Other contract costs decreased $1.6 million, or 17.8%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The decrease was due primarily to reduced costs associated with the revenue decline compared to the first quarter of fiscal 2006.  As a percentage of revenue, net of subcontractor costs, other contract costs were 81.0% and 79.4% for the first quarters of fiscal 2007 and 2006, respectively.  This increase resulted from unfavorable weather conditions as well as higher equipment and fuel costs.

Gross profit decreased $0.6 million, or 25.6%, in the first quarter of fiscal 2007 compared to the same quarter last year.  The decrease resulted primarily from the revenue decline.  In addition, gross margin was adversely impacted by the increased contract costs described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.0% and 20.6% for the first quarters of fiscal 2007 and 2006, respectively.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Working Capital.  As of December 31, 2006, our working capital was $170.4 million, an increase of $20.1 million from $150.3 million as of October 1, 2006.  Cash and cash equivalents totaled $31.4 million as of December 31, 2006, compared to $65.4 million as of October 1, 2006.

Operating and Investing Activities.  For the three months ended December 31, 2006, net cash of $18.0 million was used in operating activities and $0.7 million was used in investing activities.  For the same quarter last year, net cash of $21.8 million was used in operating activities and $1.2 million was used in investing activities.  The improvement in cash used in operating activities resulted from the successful management of our cash flow through better contract payment terms and timely project billings and collections.  We typically experience negative operating cash flows in our first fiscal quarter due to payments related to year-end employee compensation accruals.

Capital Expenditures.  Our capital expenditures for the three months ended December 31, 2006 and January 1, 2006 were $2.1 million and $2.9 million, respectively.  The capital expenditures were primarily for the replacement of obsolete equipment and capital costs associated with the ERP system.

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

As of December 31, 2006, we had $57 million in borrowings under the Facility.  Standby letters of credit under the Facility totaled $14.4 million as of that date.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (Senior Notes) under a note purchase agreement that was amended in September 2001, April 2003, December 2004,

May 2005 and March 2006 (Note Purchase Agreement).  The Series A Notes, in the original amount of $92.0 million, were payable semi-annually and matured on May 30, 2011.  The Series B Notes, in the original amount of $18.0 million, were payable semi-annually and matured on May 30, 2008.  Based on our satisfaction of certain covenant compliance criteria, the Series A Notes and Series B Notes bore interest at 7.28% and 7.08% per annum, respectively.  In December 2006, we elected to retire the Senior Notes and paid off the remaining principal balance of $72.9 million.  As part of the debt retirement, we incurred pre-payment premiums of $3.1 million and expensed deferred financing costs of $1.1 million.

The May 2005 amendments to the Credit Agreement revised our financial covenants and increased the restrictions on our ability to incur other debt, repurchase stock, engage in acquisitions or dispose of assets.  Specifically, the maximum leverage ratio (defined as the ratio of funded debt to adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA)) is 2.25x for the quarter ended December 31, 2006 and 2.25x for each quarter thereafter.  As of December 31, 2006, our leverage ratio was ..88x.  Our minimum net worth is defined as the sum of (a) base net worth, (b) 50% of positive net income since April 3, 2005, and (c) 100% of net cash proceeds of any equity issued since April 3, 2005.  As of the quarter ended December 31, 2006, our minimum net worth covenant was $287.5 million and actual net worth was $366.3 million.

Further, these agreements contain other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of certain of our subsidiaries and our cash, deposit accounts, investment property and financial assets.  There were no significant changes to the Credit Agreement or Facility since October 1, 2006.  Although we were not in compliance with certain financial covenants during fiscal 2005 before the May 2005 amendments, we have met all compliance requirements through December 31, 2006.  We expect to be in compliance over the next 12 months.

Capital Requirements.  We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

Acquisitions.   We continuously evaluate the marketplace for strategic acquisition opportunities. Historically, due to our reputation, size, geographic presence and range of services, we had numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors may contribute to a purchase price that results in a recognition of goodwill.

Inflation.   We believe our operations have not been, and, in the foreseeable future, are not expected to be materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, general economic conditions may impact our client base, and, as such, may impact our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Tax Claims.   We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004 related to research and experimentation credits (R&E Credits).  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for income tax purposes for some of the businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim the R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held by the IRS pending completion of the examination.  The estimated realizable refunds have been classified as long-term income tax receivables on our consolidated balance sheets.  During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  We are protesting the position in the letter and expect these issues to go to

IRS appeals. If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our liquidity.

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

We currently anticipate repaying $0.8 million of our outstanding indebtedness in the next 12 months, which is related to other debt.  Assuming we do repay this debt ratably during the next 12 months and hold $57.0 million in borrowings under the Facility for the next 12 months, our annual interest expense could increase or decrease by $0.6 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

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

Demand for our non-federal government services is cyclical and vulnerable to economic downturns.  If the economy weakens, then our revenues, profits and our financial condition may deteriorate

Demand for our non-federal government services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If the economy weakens, then our revenues, profits and overall financial condition may deteriorate.  Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2007, we derived approximately 65.5% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients. These agencies generated 48.4% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2007 as follows: 30.8% from the DoD, 4.8% from the EPA, 3.9% from the DOE, and 8.9% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 30.8% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2007, as noted above.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may decrease, remain constant or shift to programs in areas in which we do not currently provide services.  In addition, we have experienced an increase in revenue for project management reconstruction services in Iraq in the first quarter of fiscal 2007 compared to the same quarter of last year.  As a result, a significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues.

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the Internal Revenue Service (IRS) for fiscal years 1997 through 2004.  During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001.  We are protesting the position on the letter and expect these issues to go to IRS appeals.  One major issue raised by the IRS relates to the research and experimentation (R&E) credits that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our liquidity.  Another issue raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payment, as this is a temporary difference, there should be no material impact on our financial results upon resolution of this issue.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of December 31, 2006 was approximately $1.0 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the first quarter of fiscal 2007, we derived approximately 0.7% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our business-partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We occasionally enter into subcontracts, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our business-partners fulfill their contractual obligations satisfactorily.  If any of our business-partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for our business-partners’ shortfall.  If we are unable to adequately address our business-partners’ performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.  We guaranteed performance for these projects on behalf of a third-party company under a U.S. Small Business Administration program, and that company was unable to complete the projects on schedule and budget.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project. In the first quarter of fiscal 2007, subcontractor costs comprised 33.7% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2007, we derived approximately 33.8% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Restrictive covenants in our Credit Agreement may restrict our ability to pursue certain business strategies

Our Credit Agreement restricts our ability to, among other things:

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

Our Credit Agreement also requires that we maintain certain financial ratios, which we may not be able to achieve.  We failed to meet these required financial ratios at the end of the second quarter of fiscal 2005.  We obtained waivers of the technical defaults caused by these failures and amendments to these agreements in May 2005.  The covenants in this agreement may impair our ability to finance future operations or capital needs or to engage in certain business activities.

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

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to be involved in the contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (ZCA).  In April 2002, a Washington County Court in Bartlesville, Oklahoma dismissed with prejudice our counter-claims relating to receivables due from ZCA and other costs.  In December 2002, the Court rendered a judgment for $4.1 million and unquantified legal fees against us in this dispute.  In February 2004, the Court quantified the previous award and ordered us to pay approximately $2.6 million in ZCA’s attorneys’ and consultants’ fees and expenses, together with post-judgment interest.  We posted bonds and filed appeals with respect to the earlier judgments. On December 27, 2004, the Court of Civil Appeals of the State of Oklahoma rendered a decision relating to certain aspects of our appeals. In its decision, the Court vacated the $4.1 million verdict against us.  In addition, the Court upheld the dismissal of our counter-claims.  On January 18, 2005, both we and ZCA filed petitions for rehearing with the Oklahoma Court of Civil Appeals.  On May 24, 2006, the Court of Appeals denied ZCA’s petition outright and granted our petition in part.  The decision effectively limited ZCA’s damages to $150,000 and gave us the right to contest this amount at a retrial.  On June 9, 2006, the Court of Appeals vacated the award to ZCA of its attorneys’ and consultants’ fees and expenses and remanded this matter to the trial court.  On June 13, 2006, both we and ZCA filed petitions for Writ of Certiorari with the Oklahoma Supreme Court.  On October 23, 2006, the Oklahoma Supreme Court denied both such petitions.  As of October 1, 2006, we maintained $4.1 million in accrued liabilities related to the original judgment, and a $2.6 million accrual for ZCA’s attorneys’ and consultants’ fees and expenses.  As a result of the Oklahoma Supreme Court decision in October 2006 and further guidance from our legal counsel, we reversed $4.0 million of the accrued liabilities related to the original judgment and reduced SG&A expense relating to the original judgment in the first quarter of fiscal 2007.  Upon further definitive legal developments, the remaining accruals relating to this matter will be adjusted accordingly.

On November 21, 2006, a stockholder filed a putative shareholder derivative complaint in the United States District Court, Central District of California, against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in the action.  The complaint seeks damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appear to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three and nine month periods ended July 2, 2006 as a result of misdated option grants.  On January 3, 2007, a second putative shareholder derivative complaint was filed against the same defendants.  This complaint, filed in the Superior Court of the State of California, County of Los Angeles, contained substantially similar allegations to those set forth in the first shareholder derivative complaint.  We are reviewing both complaints in light of our previous independent investigation and adjustments concerning this matter and will respond appropriately.

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

Dated: February 6, 2007	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)