Form 10-Q
period 2007-04-01
TETRA TECH INC
filed 2007-05-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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

                                                                                                                                                                          Yes ☐   No ☒

As of April 30, 2007, 58,095,692 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.              FINANCIAL INFORMATION

Item 1. Financial Statements

Tetra Tech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	April 1, 2007	October 1, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 22,564	$65,353
Accounts receivable — net	348,496	346,543
Prepaid expenses and other current assets	23,622	21,757
Income taxes receivable	10,260	5,063
Current assets of discontinued operations	593	865
Total current assets	405,535	439,581

PROPERTY AND EQUIPMENT:
Equipment, furniture and fixtures	83,609	79,225
Leasehold improvements	9,097	8,798
Total	92,706	88,023
Accumulated depreciation and amortization	(59,273)	(56,033)
PROPERTY AND EQUIPMENT — NET	33,433	31,990

DEFERRED INCOME TAXES	10,129	12,909

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	158,976	158,581

INTANGIBLE ASSETS — NET	6,522	4,507

OTHER ASSETS	15,688	17,893

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$666,501	$701,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,620	$104,626
Accrued compensation	58,800	67,592
Billings in excess of costs on uncompleted contracts	43,924	41,345
Deferred income taxes	17,689	15,386
Current portion of long-term obligations	627	17,760
Other current liabilities	33,189	42,200
Current liabilities of discontinued operations	370	359
Total current liabilities	253,219	289,268

LONG-TERM OBLIGATIONS	33,583	57,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of April 1, 2007 and October 1, 2006	—	—
Common stock — authorized, 85,000 shares of $0.01 par value; issued and outstanding, 57,883 and 57,676 shares as of April 1, 2007 and October 1, 2006, respectively	580	577
Additional paid-in capital	270,507	265,444
Accumulated other comprehensive income (loss)	(4)	1
Retained earnings	108,616	88,781
TOTAL STOCKHOLDERS’ EQUITY	379,699	354,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$666,501	$701,679

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Income
(unaudited — in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Revenue	$346,019	$318,892	$715,172	$660,084
Subcontractor costs	109,760	81,176	234,042	192,609
Revenue, net of subcontractor costs	236,259	237,716	481,130	467,475

Other contract costs	191,112	191,155	391,564	376,527
Gross profit	45,147	46,561	89,566	90,948

Selling, general and administrative expenses	26,769	30,337	49,823	57,601
Income from operations	18,378	16,224	39,743	33,347

Interest expense — net	495	1,873	1,244	4,105
Loss on retirement of debt	—	—	4,226	—
Income from continuing operations before income tax expense	17,883	14,351	34,273	29,242

Income tax expense	7,500	6,246	14,464	12,649
Income from continuing operations	10,383	8,105	19,809	16,593

Income from discontinued operations, net of tax	26	859	26	394

Net income	$10,409	$8,964	$19,835	$16,987

Basic earnings per share:
Income from continuing operations	$0.18	$0.14	$0.34	$0.29
Income from discontinued operations, net of tax	—	0.02	—	0.01
Net income	$0.18	$0.16	$0.34	$0.30

Diluted earnings per share:
Income from continuing operations	$0.18	$0.14	$0.34	$0.29
Income from discontinued operations, net of tax	—	0.02	—	—
Net income	$0.18	$0.16	$0.34	$0.29

Weighted average common shares outstanding:
Basic	57,838	57,262	57,773	57,182
Diluted	58,323	57,806	58,270	57,724

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited — in thousands)

	Six Months Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$19,835	$16,987

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,211	6,663
Stock-based compensation	2,566	2,248
Deferred income taxes	5,083	8,231
Write-off of unamortized debt financing costs	1,069	—
Provision for losses on contracts and related receivables	410	199
Gain on sale of discontinued operations	(44)	(1,415)
Gain on disposal of property and equipment	(192)	(3)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(2,923)	21,450
Prepaid expenses and other assets	(1,545)	(1,829)
Accounts payable	(6,949)	(38,434)
Accrued compensation	(8,792)	1,341
Billings in excess of costs on uncompleted contracts	2,579	(4,514)
Other current liabilities	(8,362)	987
Income taxes receivable/payable	(4,905)	3,152
Net cash provided by operating activities	4,041	15,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,635)	(5,857)
Payments for business acquisitions	(4,124)	(1,900)
Proceeds from sale of discontinued operations	1,890	3,475
Proceeds from sale of property and equipment	253	125
Net cash used in investing activities	(6,616)	(4,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(98,158)	(11,159)
Proceeds from borrowings under long-term obligations	57,000	10,000
Payment of deferred financing fees	(1,032)	—
Net proceeds from issuance of common stock	1,976	3,018
Net cash (used in) provided by financing activities	(40,214)	1,859

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,789)	12,765
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,353	26,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,564	$39,626

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,398	$4,418
Income taxes, net of refunds received	$14,279	$722

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.      Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 1, 2007, the condensed consolidated statements of income for the three and six months ended April 1, 2007 and April 2, 2006, and the condensed consolidated statements of cash flows for the six months ended April 1, 2007 and April 2, 2006 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.  The results of operations for the three and six months ended April 1, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

2.      Accounts Receivable — Net

Net accounts receivable consisted of the following:

	April 1, 2007	October 1, 2006
	(in thousands)

Billed	$187,456	$228,671
Unbilled	172,764	138,823
Contract retentions	7,176	8,156
Total accounts receivable — gross	367,396	375,650

Allowance for doubtful accounts	(18,900)	(29,107)
Total accounts receivable — net	$348,496	$346,543

Billings in excess of costs on uncompleted contracts	$43,924	$41,345

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date.  Substantially all unbilled receivables as of April 1, 2007 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $72.5 million and $88.7 million as of April 1, 2007 and October 1, 2006, respectively.  The federal government unbilled receivables were $47.9 million and $44.0 million as of April 1, 2007 and October 1, 2006, respectively.  Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of April 1, 2007 and October 1, 2006.

3.      Goodwill and Intangibles

In the second quarter of fiscal 2007, the Company acquired certain assets of Vector Colorado, LLC (“VCL”) and Vector Nevada, LLC (“VNL”), mining consulting companies, and Soil Testing Engineers, Inc. (“STE”), a geotechnical engineering company.  The purchase prices consisted of cash and, with respect to VCL, other cash consideration payable over a four-year period from the acquisition date.   These acquisitions, which were integrated into the resource management segment, offer complementary technical expertise and enable the Company to enhance its service offerings and expand its geographical presence.

The Company accounted for the above acquisitions as purchases of a business.  Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values.  The purchase price allocations are preliminary and subject to an adjustment based upon the final determination of the net assets acquired.  These acquisitions did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended April 1, 2007 and, as such, no pro forma results are presented.

The changes in the carrying value of goodwill by segment for the six months ended April 1, 2007 were as follows:

	October 1, 2006	Goodwill Addition	April 1, 2007
	(in thousands)

Resource management	$84,512	$395	$84,907
Infrastructure	74,069	—	74,069
Total	$158,581	$395	$158,976

The excess of the purchase cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill on the condensed consolidated balance sheet as of April 1, 2007. The goodwill addition of $0.4 million resulted from the acquisition of certain assets of STE.

The gross amount and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 1, 2007 and October 1, 2006, included in intangible assets-net on the condensed consolidated balance sheets, were as follows:

	April 1, 2007		October 1, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$116	$(5)	$—	$—
Customer lists	1,938	(65)	—	—
Backlog	9,821	(5,283)	9,075	(4,568)
Total	$11,875	$(5,353)	$9,075	$(4,568)

For the period ending April 1, 2007, $0.1 million, $1.9 million and $0.7 million were assigned to non-compete agreements, customer lists and backlog, respectively, for the VCL, VNL and STE acquisitions.  For the three months ended April 1, 2007 and April 2, 2006, amortization expense for acquired identifiable intangible assets with finite useful lives was $0.4 million and $0.3 million, respectively.  For the six months ended April 1, 2007 and April 2, 2006, the amortization expense was $0.8 million and $0.7 million, respectively.  Estimated amortization expense for the remainder of fiscal 2007 and the succeeding years is as follows:

Amount
(in thousands)

2007	$1,044
2008	1,923
2009	1,867
2010	1,162
2011	450
2012	76

Subsequent Event.  In the third quarter of 2007, the Company acquired (i) all of the outstanding shares of capital stock of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, “The

Delaney Group”).  The Delaney Group provides planning, development and construction services for wind energy programs, base realignment and closure (“BRAC”) projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  This acquisition enables the Company to provide a wider range of service to its current and prospective wind energy clients, as The Delaney Group offers complementary technical capabilities and customer relationships.  The initial purchase price consisted of cash of $31.0 million, and is subject to a purchase price adjustment based upon the final determination of the net assets acquired.  In addition, the former shareholders have certain earn-out rights that will allow them to receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and additional payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives.  The Delaney Group is part of the resource management segment.

4.      Discontinued Operations

The results of Tetra Tech Canada Ltd. (“TTC”), Vertex Engineering Services, Inc. (“VES”) and Whalen & Company, Inc. (“WAC”) have been accounted for as discontinued operations in the condensed consolidated financial statements.  In fiscal 2006, the Company sold TTC and VES, operating units in the communications and resource management segments, respectively.  Further, in fiscal 2006, the Company ceased all revenue producing activities for WAC, an operating unit in the communications segment.  Accordingly, these three operating units were accounted for as discontinued operations for all reporting periods.

Discontinued operations reported a gain on sale, net of tax, of approximately $26,000 for the three and six months ended April 1, 2007.  The summarized results of the discontinued operations for the three and six months ended April 2, 2006 were as follows:

	Three Months Ended	Six Months Ended
	April 2, 2006	April 2, 2006
	(in thousands)

Revenue	$64	$9,697

Loss before income tax benefit	(433)	(1,646)
Income tax benefit	(175)	(656)
Loss from operations, net of tax	(258)	(990)

Gain on sale of discontinued operations, net of tax	1,117	1,384

Income from discontinued operations, net of tax	$859	$394

5.      Retirement of Debt and Long-Term Obligations

In December 2006, the Company retired its senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this early debt retirement, the Company incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 145, Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company reported a $4.2 million loss on retirement of debt as part of its income from continuing operations in the first quarter of fiscal 2007.

In March 2007, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, the Company’s revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 2012.  As part of the Facility, the Company may request standby letters of credit up to the aggregate sum of $50.0 million.  Other than the increased capacity under the Facility and improved pricing, the terms and conditions related to the Facility are substantially similar to those of the prior Facility.  As of April 1, 2007, the Company had $32.0 million outstanding under the Facility.  The amount outstanding is classified as a long-term liability since the Company does not intend to repay the Facility until its maturity in March 2012.  Under the Credit Agreement, the Company is required to comply with various financial and operating covenants, including the maintenance of certain consolidated leverage and fixed charge coverage ratios.  As of April 1, 2007, the Company was in compliance with these covenants.

6.      Stockholders’ Equity and Stock Compensation Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) (“SFAS 123R”), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  Stock-based compensation expense for the three months ended April 1, 2007 and April 2, 2006 was $1.5 million and $1.2 million, respectively.  For the six months ended April 1, 2007 and April 2, 2006, stock-based compensation expense was $2.6 million and $2.2 million, respectively.  These amounts are primarily included in selling, general and administrative expenses in the condensed consolidated statements of income. Stock-based compensation expense for the three and six months ended April 1, 2007 may not be indicative of the expense for the entire fiscal year.

7.      Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  The Company includes as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$10,383	$8,105	$19,809	$16,593
Income from discontinued operations	26	859	26	394
Net income	$10,409	$8,964	$19,835	$16,987

Denominator for basic earnings per share	57,838	57,262	57,773	57,182

Denominator for diluted earnings per share:
Denominator for basic earnings per share	57,838	57,262	57,773	57,182
Potential common shares - stock options	485	544	497	542
Denominator for diluted earnings per share	58,323	57,806	58,270	57,724

Basic earnings per share:
Income from continuing operations	$0.18	$0.14	$0.34	$0.29
Income from discontinued operations	—	0.02	—	0.01
Net income	$0.18	$0.16	$0.34	$0.30

Diluted earnings per share:
Income from continuing operations	$0.18	$0.14	$0.34	$0.29
Income from discontinued operations	—	0.02	—	—
Net income	$0.18	$0.16	$0.34	$0.29

For the three and six months ended April 1, 2007, 4.1 million options for both periods were considered anti-dilutive and excluded from the calculation of dilutive potential common shares, compared to 2.7 million and 3.8 million options for the comparable periods last year, respectively.

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

Due to the Company’s exit from the wireless communications business, the remaining portion of the communications business, known as the wired business, represents a relatively small part of the Company’s overall business.  The wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure.  Through the second quarter of fiscal 2007, the Company continued to implement the plan by re-aligning the leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements.  The Company expects to complete this implementation in fiscal 2007 without an impact on segment reporting.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended April 1, 2007:
Revenue	$247,803	$98,966	$13,824	$360,593
Revenue, net of subcontractor costs	146,258	81,226	8,775	236,259
Gross profit	28,496	15,225	1,426	45,147
Segment income from operations	11,991	5,834	184	18,009
Depreciation expense	979	549	297	1,825

Three months ended April 2, 2006:
Revenue	$219,449	$98,634	$15,577	$333,660
Revenue, net of subcontractor costs	148,210	78,443	11,063	237,716
Gross profit	28,288	16,066	2,207	46,561
Segment income from operations	9,835	6,767	527	17,129
Depreciation expense	1,117	619	316	2,052

Six months ended April 1, 2007:
Revenue	$514,671	$197,255	$29,353	$741,279
Revenue, net of subcontractor costs	300,128	163,015	17,987	481,130
Gross profit	55,967	30,418	3,181	89,566
Segment income from operations	24,011	11,837	733	36,581
Depreciation expense	1,986	1,079	595	3,660

Six months ended April 2, 2006:
Revenue	$458,578	$190,656	$36,879	$686,113
Revenue, net of subcontractor costs	291,022	153,957	22,496	467,475
Gross profit	55,428	30,954	4,566	90,948
Segment income from operations	21,990	11,377	1,459	34,826
Depreciation expense	2,344	1,251	570	4,165

Reconciliations:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
	(in thousands)
Revenue
Revenue from reportable segments	$360,593	$333,660	$741,279	$686,113
Elimination of inter-segment revenue	(14,574)	(14,768)	(26,107)	(26,029)
Total consolidated revenue	$346,019	$318,892	$715,172	$660,084

Income from operations
Segment income from operations	$18,009	$17,129	$36,581	$34,826
Other income (expense) (1)	813	(565)	3,946	(821)
Amortization of intangibles	(444)	(340)	(784)	(658)
Total consolidated income from operations	$18,378	$16,224	$39,743	$33,347

(1)   Other income (expense) includes corporate costs not allocable to the segments.  The three and six months ended April 1, 2007 include $1.8 million and $5.7 million reversals of accrued litigation liabilities, respectively.  See Note 11.

9.      Major Clients

For the three months ended April 1, 2007 and April 2, 2006, the Company generated 13.1% and 9.1% of its revenue, respectively, from the U.S. Air Force, a component of the U.S. Department of Defense.  For the same periods, the Company generated 13.2% and 10.8% of its revenue, respectively, from the U.S. Army Corps of

Engineers, also a component of the U.S. Department of Defense.  For the six months ended April 1, 2007 and April 2, 2006, the Company generated 13.8% and 10.3% of its revenue, respectively, from the U.S. Air Force.  For the same periods, the Company generated 11.2% and 9.0% of its revenue, respectively, from the U.S. Army Corps of Engineers.  The resource management and infrastructure segments generated revenue from federal government clients.  All three segments reported revenue from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
	(in thousands)
Client Sector
Federal government	$176,972	$160,901	$382,196	$335,351
State and local government	59,620	53,486	116,566	111,405
Commercial	107,274	102,432	212,598	209,012
International	2,153	2,073	3,812	4,316
Total	$346,019	$318,892	$715,172	$660,084

10.    Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.

For the three and six months ended April 1, 2007, comprehensive income was $10.4 million and $19.8 million, respectively.  For the three and six months ended April 2, 2006, comprehensive income was $8.2 million and $16.2 million, respectively.  For both the three and six months ended April 1, 2007, the Company realized an insignificant net translation loss.  For both the three and six months ended April 2, 2006, the Company realized a net translation loss of $0.7 million.

11.    Commitments and Contingencies

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

The Company has concluded its contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (“ZCA”).  On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation.  As a result of this Order, the Company reversed $1.8 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced selling, general and administrative (“SG&A”) expense by that amount in the second quarter of fiscal 2007.  There are no remaining contingencies relating to this matter.

On November 21, 2006, a stockholder filed a putative shareholder derivative complaint in the United States District Court, Central District of California (“Federal Court”), against certain current and former members of the Company’s Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to the Company’s executive officers (the “Federal Action”).  The Company was also named as a nominal defendant in the Federal Action.  The complaint sought damages on the Company’s behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.

The allegations of the complaint appeared to relate to options transactions that the Company disclosed in its Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, the Company recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in its consolidated financial statements for the three and nine month periods ended July 2, 2006 as a result of misdated option grants.  On January 3, 2007, a second putative shareholder derivative complaint (the “State Action”) was filed against the same defendants in the Superior Court of the State of California, County of Los Angeles (the “State Court”).  The complaint in the State Action contained substantially similar allegations to those set forth in the Federal Action complaint.  On April 6, 2007, the Federal Court approved the parties’ Joint Stipulation of Dismissal of the Federal Action without prejudice, and the case was thereby dismissed in its entirety.  In the State Action, the State Court has stayed the case pending a status conference that has not yet been scheduled.

12.    Lease Exit Costs

In connection with the consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a charge related to the abandonment of certain leased facilities in fiscal 2004 and 2005.  These amounts were recorded as SG&A expenses and are expected to be fully paid by December 2013.  The estimated costs were net of reasonably estimated sublease income.  These facilities are no longer in use.  The Company did not record any additional charges in the first half of fiscal 2007 as there were no other charges required to be accrued by SFAS 146.

The following is a summary of lease exit accrual activity during the six months ended April 1, 2007:

	October 1, 2006	Reserve Utilization	April 1, 2007
	(in thousands)

Resource management	$140	$(40)	$100
Infrastructure	1,540	(270)	1,270
Total	$1,680	$(310)	$1,370

13.    Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  This interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for the Company on October 1, 2007.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately.  The cumulative effect of the change on retained earnings in the statement of financial position should be disclosed in the year of adoption only.  The Company has not completed its evaluation of the effect of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company will implement the new standard effective September 29, 2008.  The Company is currently evaluating the impact SFAS 157 may have on its financial statements and disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for the Company as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company believes SAB 108 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company will implement the new standard effective September 29, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial statements and disclosures.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of April 2007, we had approximately 6,900 full-time equivalent employees worldwide, located primarily in North America in approximately 230 locations.

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

We derive our revenue from fees for professional and technical services.  As a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  Our income from continuing operations is derived from our ability to generate revenue and collect cash under our contracts in excess of our subcontractor costs, other contract costs, and selling, general and administrative (“SG&A”) expenses.

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Client Sector
Federal government	45.1%	45.9%	46.8%	45.4%
State and local government	18.0	18.6	17.5	18.6
Commercial	36.2	34.9	35.0	35.3
International	0.7	0.6	0.7	0.7
	100.0%	100.0%	100.0%	100.0%

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

Due to our exit from the wireless communications business, the remaining portion of the communications business, known as our wired business, represents a relatively small part of our overall business.  Our wired business serves clients and performs services that are similar in nature to those of the infrastructure business.  These clients include state and local governments, telecommunications companies and cable operators, and the services include engineering, permitting, site acquisition and construction management.  During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Through the second quarter of fiscal 2007, we continued to implement the plan by re-aligning the leadership, defining strategic and operating plan objectives, and analyzing management information reporting requirements.  We expect to complete this implementation in fiscal 2007 without an impact on segment reporting.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Reportable Segment
Resource management	61.9%	62.3%	62.4%	62.3%
Infrastructure	34.4	33.0	33.9	32.9
Communications	3.7	4.7	3.7	4.8
	100.0%	100.0%	100.0%	100.0%

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Contract Type
Fixed-price	31.6%	31.8%	31.4%	33.2%
Time-and-materials	43.2	41.4	45.7	43.8
Cost-plus	25.2	26.8	22.9	23.0
	100.0%	100.0%	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services.  Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles (“GAAP”) in the United States, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as the point of reference.

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

BUSINESS TREND ANALYSIS

General.  We experienced broad-based revenue growth of 8.5% and 8.3% for the three and six months ended April 1, 2007, respectively, compared to the same periods last year.  Our business continues to grow as we focus on internal growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets.  In the second quarter of fiscal 2007, we acquired certain assets of Vector Colorado, LLC (“VCL”), Vector Nevada, LLC (“VNL”), mining consulting companies, and Soil Testing Engineers, Inc. (“STE”), a geotechnical engineering company.  In the third quarter of fiscal 2007, we acquired four companies collectively referred to as The Delaney Group, which provide planning, development and construction services for wind energy programs, base realignment and closure (“BRAC”) projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  These acquisitions enhance our service offerings and expand our geographical presence.  We anticipate revenue growth from all client sectors as we continue to focus on internal growth and pursue complementary acquisitions.

Federal Government.  In the second quarter of fiscal 2007, we experienced 10.0% revenue growth in our federal government business compared to the same quarter last year.  The growth resulted from increased workload with the U.S. Department of Defense (“DoD”) and the National Aeronautics and Space Administration (“NASA”).  This growth was partially offset by reduced project activity due to inclement weather and reduced workload with other federal government clients, such as the U.S. Environmental Protection Agency (“EPA”), U.S. Department of Energy (“DOE”), and the Federal Aviation Administration (“FAA”).  We believe that the reduced workload was due primarily to the federal budget impasse, as well as the continued allocation of federal funds to projects in Iraq and Afghanistan.  Accordingly, we anticipate that our federal government business will experience moderate growth in fiscal 2007 due primarily to increased BRAC spending and reconstruction projects in Iraq, which may be partially offset by continued reduced activity on our EPA and FAA projects.

State and Local Government.  Our state and local government business experienced 11.5% revenue growth in the second quarter of fiscal 2007 compared to the same quarter last year.  The workload with our state and local government clients increased due to budget surpluses as most states continue to experience stable financial conditions.  Voters in several states recently approved significant infrastructure bond measures. Consequently, we anticipate that new infrastructure projects will be funded during 2007.  The increase was partially offset by a funding delay for a large fiber-to-the-premises project.  We anticipate modest revenue growth from our state and local government clients for the remainder of fiscal 2007 compared to last year.

Commercial.  In the second quarter of fiscal 2007, our commercial business increased 4.7% compared to the same quarter last year due to the continuing strength in the U.S. economy.  We anticipate that our commercial business will continue to follow the general trends of the U.S. economy.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  In the second quarter of fiscal 2007, we acquired certain assets of VCL, VNL and STE. The purchase prices consisted of cash and, with respect to VCL, other cash consideration payable over a four-year period from the acquisition date.  The purchase price allocations are preliminary and subject to an adjustment based upon the final determination of the net assets acquired.  In the third quarter of fiscal 2007, we acquired The Delaney Group, consisting of (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC.  The initial purchase price consisted of cash, and is subject to a purchase price adjustment based upon the final determination of the net assets acquired.  In addition, the former shareholders have certain earn-out rights that will allow them to receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and additional payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives.  These operations are part of the resource management segment.

Divestitures.  In fiscal 2006, we sold Vertex Engineering Services, Inc. (“VES”) and Tetra Tech Canada Ltd. (“TTC”), operating units in the resource management and communications segments, respectively.  Further, in fiscal 2006, we ceased all revenue producing activities for Whalen & Company, Inc. (“WAC”), an operating unit in the communications segment.  For the three and six months ended April 1, 2007, discontinued operations did not report any revenue for both periods.  For the three months ended April 2, 2006, an insignificant amount was reported.  For the six months ended April 2, 2006, we generated a total of $9.7 million from discontinued operations.

RESULTS OF OPERATIONS

Overall, our results for the second quarter of fiscal 2007 improved compared to the same quarter last year.  We experienced broad-based revenue growth, particularly with the DoD work associated with reconstruction and unexploded ordnance ("UXO") projects in Iraq.  Revenue, net of subcontractor costs and gross profit decreased due to increased subcontracting requirements and inclement weather which adversely impacted project activities and staff utilization.  The improvement in our income from continuing operations resulted primarily from a reversal of litigation liabilities included in SG&A, and from lower net interest expense due to lower debt borrowings and higher interest income generated by short-term investments of cash.

Consolidated Results

	Three Months Ended				Six Months Ended
	April 1,	April 2,	Change		April 1,	April 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue	$346,019	$318,892	$27,127	8.5%	$715,172	$660,084	$55,088	8.3%
Subcontractor costs	109,760	81,176	28,584	35.2	234,042	192,609	41,433	21.5
Revenue, net of subcontractor costs	236,259	237,716	(1,457)	(0.6)	481,130	467,475	13,655	2.9
Other contract costs	191,112	191,155	(43)	(0.0)	391,564	376,527	15,037	4.0
Gross profit	45,147	46,561	(1,414)	(3.0)	89,566	90,948	(1,382)	(1.5)
Selling, general and administrative expenses	26,769	30,337	(3,568)	(11.8)	49,823	57,601	(7,778)	(13.5)
Income from operations	18,378	16,224	2,154	13.3	39,743	33,347	6,396	19.2
Interest expense — net	495	1,873	(1,378)	(73.6)	1,244	4,105	(2,861)	(69.7)
Loss on retirement of debt	—	—	—	—	4,226	—	4,226	100.0
Income from continuing operations before income tax expense	17,883	14,351	3,532	24.6	34,273	29,242	5,031	17.2
Income tax expense	7,500	6,246	1,254	20.1	14,464	12,649	1,815	14.4
Income from continuing operations	10,383	8,105	2,278	28.1	19,809	16,593	3,216	19.4
Income from discontinued operations, net of tax	26	859	(833)	(97.0)	26	394	(368)	(93.4)

Net income	$10,409	$8,964	$1,445	16.1%	$19,835	$16,987	$2,848	16.8%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.9	80.4	81.4	80.5

Gross profit	19.1	19.6	18.6	19.5
Selling, general and administrative expenses	11.3	12.8	10.3	12.3
Income from operations	7.8	6.8	8.3	7.2

Interest expense — net	0.2	0.8	0.3	0.9
Loss on retirement of debt	—	—	0.9	—
Income from continuing operations before income tax expense	7.6	6.0	7.1	6.3

Income tax expense	3.2	2.6	3.0	2.7
Income from continuing operations	4.4	3.4	4.1	3.6

Income from discontinued operations, net of tax	—	0.4	—	0.1

Net income	4.4%	3.8%	4.1%	3.7%

For the three and six months ended April 1, 2007, revenue increased $27.1 million, or 8.5%, and $55.1 million, or 8.3%, compared to the same periods last year, respectively.  Overall, we experienced broad-based revenue growth.  Our federal government business continued to grow with the DoD and NASA, particularly with work related to our reconstruction and UXO projects in Iraq and work associated with high speed computing support, respectively.  This growth was partially offset by reduced project activity due to inclement weather and reduced funding from the EPA, DOE and FAA.  Our state and local workload also increased due to budget surpluses, partially offset by a funding delay for a large fiber-to-the-premises projects and the wind-down of work related to Hurricane Katrina.  To a lesser extent, our commercial business experienced growth due to an upturn in the U.S. economy.

For the three and six months ended April 1, 2007, revenue, net of subcontractor costs, decreased $1.5 million, or 0.6%, and increased $13.7 million, or 2.9%, compared to the same periods last year, respectively, for the reasons described above.  These growth rates were not consistent with our revenue growth because of higher subcontracting requirements due primarily to a change in contract mix in our federal and state and local government work, particularly with the reconstruction and UXO projects in Iraq.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

Other contract costs were consistent for the three months ended April 1, 2007, and increased $15.0 million, or 4.0%, for the six months ended April 1, 2007, compared to the same periods last year, respectively.  For the six-month period, the increase was due primarily to additional costs incurred to support revenue growth.  To a lesser extent, we incurred higher contract costs compared to the same period last year due to a change in contract mix.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.9% and 81.4%, compared to 80.4% and 80.5% for the same periods last year, respectively.

For the three and six months ended April 1, 2007, gross profit decreased $1.4 million, or 3.0%, and $1.4 million, or 1.5%, compared to the same periods last year, respectively.  Our gross profit was adversely impacted by inclement weather, increased subcontracting requirements and the aforementioned change in contract mix.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 19.1% and 18.6%, compared to 19.6% and 19.5% for the same periods last year, respectively.

For the three and six months ended April 1, 2007, SG&A expenses decreased $3.6 million, or 11.8%, and $7.8 million, or 13.5%, compared to the same periods last year, respectively.  The SG&A expense reductions reflect reversals of $1.7 million and $5.7 million of the litigation liabilities related to the ZCA claim for the three and six months ended April 1, 2007, respectively.  In addition, we incurred lower bad debt expense in both periods compared to the same periods last year.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.3% and 10.3%, compared to 12.8% and 12.3% for the same periods last year, respectively.

For the three and six months ended April 1, 2007, net interest expense decreased $1.4 million, or 73.6%, and $2.9 million, or 69.7%, compared to the same periods last year, respectively.  The decrease for both periods resulted from lower debt borrowing and higher interest income generated by short-term investments of cash compared to the same periods last year.

In December 2006, we retired our senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007.  We reported an aggregate charge of $4.2 million related to early retirement of debt as part of our income from continuing operations in the first quarter of fiscal 2007.

For the three and six months ended April 1, 2007, income tax expense increased $1.3 million, or 20.1%, and $1.8 million, or 14.4%, compared to the same periods last year, respectively, due to higher pre-tax income.

For the three and six months ended April 1, 2007, we did not recognize a material amount of income from discontinued operations.  For the three and six months ended April 2, 2006, we recognized $0.9 million and $0.4 million from discontinued operations, respectively.  For the three and six months ended April 1, 2007, we recognized a minimal amount of gain related to one of the divestitures.  For the three and six months ended April 2, 2006, we recognized a gain of $1.1 million and $1.4 million, net of tax, respectively, related to the sale of a discontinued operation.

Results of Operations by Reportable Segment

Resource Management

	Three Months Ended				Six Months Ended
	April 1,	April 2,	Change		April 1,	April 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$146,258	$148,210	$(1,952)	(1.3)%	$300,128	$291,022	$9,106	3.1%
Other contract costs	117,762	119,922	(2,160)	(1.8)	244,161	235,594	8,567	3.6
Gross profit	$28,496	$28,288	$208	0.7%	$55,967	$55,428	$539	1.0%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.5	80.9	81.4	81.0
Gross profit	19.5%	19.1%	18.6%	19.0%

For the three and six months ended April 1, 2007, revenue, net of subcontractor costs, decreased $2.0 million, or 1.3%, and increased $9.1 million, or 3.1%, compared to the same periods last year, respectively.  For the three months ended April 1, 2007, the decrease resulted primarily from reduced project activity due to inclement weather and a decline in our federal government business with the DOE and EPA due to reduced funding. The decrease was partially offset by revenue growth with the DoD, particularly with work related to reconstruction and UXO projects in Iraq. To a lesser extent, the decline was offset by revenue growth in our commercial business.  For the six months ended April 1, 2007, the increase was due to the same reasons described above; however, for the first six months of fiscal 2007 we experienced a higher revenue growth rate with the DoD and a lower revenue decline with the DOE in the first quarter of fiscal 2007 compared to the second quarter of fiscal 2007.

For the three and six months ended April 1, 2007, other contract costs decreased $2.2 million, or 1.8%, and increased $8.6 million, or 3.6%, compared to the same periods last year, respectively.  For the three and six months ended April 1, 2007, the change in costs for both periods corresponded to the change in revenue, net of subcontractor costs, for the respective periods.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.5% and 81.4%, compared to 80.9% and 81.0% for the three and six months ended April 2, 2006, respectively.

For the three and six months ended April 1, 2007, gross profit increased $0.2 million, or 0.7% and $0.5 million, or 1.0%, compared to the same periods last year, respectively, for the reasons described above.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 19.5% and 18.6%, compared to 19.1% and 19.0% for the three and six months ended April 2, 2006, respectively.

Infrastructure

	Three Months Ended				Six Months Ended
	April 1,	April 2,	Change		April 1,	April 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$81,226	$78,443	$2,783	3.5%	$163,015	$153,957	$9,058	5.9%
Other contract costs	66,001	62,377	3,624	5.8	132,597	123,003	9,594	7.8
Gross profit	$15,225	$16,066	$(841)	(5.2)%	$30,418	$30,954	$(536)	(1.7)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	81.3	79.5	81.3	79.9
Gross profit	18.7%	20.5%	18.7%	20.1%

For the three and six months ended April 1, 2007, revenue, net of subcontractor costs, increased $2.8 million, or 3.5%, and $9.1 million, or 5.9%, compared to the same periods last year, respectively.  We experienced revenue growth in our federal government business due to increased workload with the DoD and NASA, which was partially offset by reduced workload with the FAA.  To a lesser extent, our commercial and international business also contributed to the revenue growth.

For the three and six months ended April 1, 2007, other contract costs increased $3.6 million, or 5.8%, and $9.6 million, or 7.8%, compared to the same periods last year, respectively.  The increase was due primarily to additional costs incurred to support revenue growth.  To a lesser extent, we incurred higher contract costs compared to the same periods last year due to a change in contract mix and decreased use of subcontractors as more work was performed in-house.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 81.3% for both periods, compared to 79.5% and 79.9% for the same periods last year, respectively.

For the three and six months ended April 1, 2007, gross profit decreased $0.8 million, or 5.2%, and $0.5 million, or 1.7%, compared to the same periods last year, respectively.   Our margin did not increase at the same rate as our revenue because our gross profit was adversely impacted by inclement weather and the aforementioned change in contract mix.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 18.7% for both periods, compared to 20.5% and 20.1% for the same periods last year, respectively.

Communications

	Three Months Ended				Six Months Ended
	April 1,	April 2,	Change		April 1,	April 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$8,775	$11,063	$(2,288)	(20.7)%	$17,987	$22,496	$(4,509)	(20.0)%
Other contract costs	7,349	8,856	(1,507)	(17.0)	14,806	17,930	(3,124)	(17.4)
Gross profit	$1,426	$2,207	$(781)	(35.4)%	$3,181	$4,566	$(1,385)	(30.3)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	83.7	80.1	82.3	79.7
Gross profit	16.3%	19.9%	17.7%	20.3%

For the three and six months ended April 1, 2007, revenue, net of subcontractor costs, decreased $2.3 million, or 20.7%, and $4.5 million, or 20.0%, compared to the same periods last year, respectively.  The decrease resulted from reduced workload, inclement weather and a funding delay for a large fiber-to-the premises project.

For the three and six months ended April 1, 2007, other contract costs decreased $1.5 million, or 17.0%, and $3.1 million, or 17.4%, compared to the same periods last year, respectively.  The decrease was due primarily to reduced costs associated with the revenue decline.  For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 83.7% and 82.3%, compared to 80.1% and 79.7% for the same periods last year, respectively.  This increase resulted from additional costs required to complete projects due to inclement weather, as well as higher equipment and fuel costs.

For the three and six months ended April 1, 2007, gross profit decreased $0.8 million, or 35.4%, and $1.4 million, or 30.3%, compared to the same periods last year, respectively.  The decrease resulted primarily from the revenue decline.  In addition, gross margin was adversely impacted by the aforementioned percentage increase in contract costs. For the three and six months ended April 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 16.3% and 17.7%, compared to gross profit of 19.9% and 20.3% for the same periods last year, respectively.

Liquidity and Capital Resources

Working Capital.  As of April 1, 2007, our working capital was $152.3 million, an increase of $2.0 million from $150.3 million as of October 1, 2006.  Cash and cash equivalents totaled $22.6 million as of April 1, 2007, compared to $65.4 million as of October 1, 2006.

Operating and Investing Activities.  For the six months ended April 1, 2007, net cash of $4.0 million was provided by operating activities and $6.6 million was used in investing activities.  For the six months ended April 2, 2006, net cash of $15.1 million was provided by operating activities and $4.2 million was used in investing activities.  The positive cash provided by operating activities resulted from successful management of our cash flow through favorable contract payment terms and timely project billings and collections.  Our net accounts receivable from continuing operations increased $2.0 million, or 0.6%, to $348.5 million as of April 1, 2007 from $346.5 million as of October 1, 2006, while our revenue increased 8.3% year to date compared to the same period last year.  For the six months ended April 1, 2007, our net cash provided by operating activities decreased by $11.0 million compared to the same period last year due primarily to higher income tax payments.

Capital Expenditures.  Our capital expenditures for the six months ended April 1, 2007 and April 2, 2006 were $4.6 million and $5.9 million, respectively.  The capital expenditures were primarily for the replacement of obsolete equipment and capital costs associated with our enterprise resource planning (“ERP”) system.

Debt Financing.  In March 2007, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). Under the Credit Agreement our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012.  As part of the Facility, we may request standby letters of credit up to the aggregate sum of $50.0 million. Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  As of April 1, 2007, we had $32.0 million in borrowings under the Facility, standby letters of credit under the Facility totaled $14.1 million.

In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million (“Senior Notes”).  The Series A Notes, in the original amount of $92.0 million, were payable semi-annually and matured on May 30, 2011.  The Series B Notes, in the original amount of $18.0 million, were payable semi-annually and matured on May 30, 2008.  Based on our satisfaction of certain covenant compliance criteria, the Series A Notes and Series B Notes bore interest at 7.28% and 7.08% per annum, respectively.  In December 2006, we retired the Senior Notes and paid off the remaining principal balance of $72.9 million.  As part of the debt retirement, we incurred pre-payment premiums of $3.1 million and expensed deferred financing costs of $1.1 million.

The Credit Agreement requires us to comply with various financial and operating covenants. Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of April 1, 2007, our consolidated leverage ratio was .50x, and our fixed charge coverage ratio was 1.74x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of April 1, 2007, we have met all compliance requirements.  We expect to be in compliance over the next 12 months.

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

Tax Claims.   We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal years 1997 through 2004 related to research and experimentation credits (“R&E Credits”).  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for income tax purposes for some of our businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim the R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held by the IRS pending completion of the examination.  The estimated realizable refunds have been classified as long-term income tax receivables on our consolidated balance sheets.  During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  We protested the position in the letter and began the IRS appeals process in January 2007.  If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our liquidity.

Financial Market Risks

We currently utilize no material derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a eurodollar rate plus a margin which ranges from 1.00% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility’s maturity date.  Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or earlier at our discretion upon payment in full of loans and other obligations.

We currently anticipate repaying $0.6 million of our outstanding indebtedness in the next 12 months, which is related to other debt.  Assuming we do repay this debt ratably during the next 12 months and  hold $32.0 million in borrowings under the Facility for the next 12 months, our annual interest expense could increase or decrease by $0.3 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Refer to Note 13 in the condensed consolidated financial statements.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the second quarter of fiscal 2007, we derived approximately 63.1% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  The following agencies generated 45.1% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2007: 29.7% from the DoD, 6.5% from the EPA, 2.4% from the DOE, and 6.5% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 29.7% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2007, as noted above.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may decrease, remain constant or shift to programs in areas in which we do not currently provide services.  In addition, we have experienced an increase in revenue for project management reconstruction services in Iraq in the second quarter of fiscal 2007 compared to the same quarter of last year.  As a result, a significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues.

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

There are risks associated with our acquisition strategy that could adversely impact our business and operating results

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence.  We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our Credit Agreement.  Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

Adverse resolution of an Internal Revenue Service examination process may harm our financial results

We are currently under examination by the IRS for fiscal years 1997 through 2004.  During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001.  We protested the position in the letter and began the IRS appeals process in January of 2007.  One major issue raised by the IRS relates to the R&E credits that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our liquidity.  Another issue raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payment, as this is a temporary difference, there should be no material impact on our financial results upon resolution of this issue.

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2007, we plan to convert several of our large operating units to our ERP system.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of April 1, 2007 was approximately $1.1 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the second quarter of fiscal 2007, we derived approximately 0.7% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  In the second quarter of fiscal 2007, subcontractor costs comprised 31.7% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the second quarter of fiscal 2007, we derived approximately 36.2% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

•                  Purchase or redeem our stock;

•                  Repay indebtedness that is junior to indebtedness under our Credit Agreement;

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

Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects

Many of our clients require bid bonds and performance and payment bonds.  These bonds indemnify the client should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain federal or state contracts.  In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client.  We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion.  Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost.  There can be no assurance that bonds will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 1, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have concluded our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (“ZCA”).  On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation.  As a result of this Order, we reversed $1.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced SG&A expense by that amount in the second quarter of fiscal 2007.  There are no remaining contingencies relating to this matter.

On November 21, 2006, a stockholder filed a putative shareholder derivative complaint in the United States District Court, Central District of California (“Federal Court”), against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers (the “Federal Action”).  We were also named as a nominal defendant in the Federal Action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three and nine month periods ended July 2, 2006 as a result of misdated option grants.  On January 3, 2007, a second putative shareholder derivative complaint (the “State Action”) was filed against the same defendants in the Superior Court of the State of California, County of Los Angeles (the “State Court”).  The complaint in the State Action contained substantially similar allegations to those set forth in the Federal Action complaint.  On April 6, 2007, the Federal Court approved the parties’ Joint Stipulation of Dismissal of the Federal Action without prejudice, and the case was thereby dismissed in its entirety.  In the State Action, the State Court has stayed the case pending a status conference that has not yet been scheduled.

Item 4.          Submission of Matters to a Vote of Security Holders

On March 1, 2007, we held our annual meeting of stockholders for the following purposes:

(1)                                  To elect six directors to our Board of Directors;

(2)                                  To approve the amendment of our Employee Stock Purchase Plan; and

(3)                                  To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2007.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld
Dan L. Batrack	51,901,278	1,540,832
Hugh M. Grant	52,702,434	739,676
Patrick C. Haden	51,899,095	1,543,015
J. Christopher Lewis	51,893,311	1,548,799
Albert E. Smith	51,865,614	1,576,496
Richard H. Truly	52,708,231	733,879

Approval of Amendment of Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
43,938,717	420,487	54,646	9,028,260

Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for Fiscal 2007:

For	Against	Abstain	Broker Non-Votes
53,332,140	67,904	42,066	0

Item 6.           Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Second Amended and Restated Credit Agreement dated as of March 30, 2007 among the Company and the lenders named therein

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007	TETRA TECH, INC.

By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)