Form 10-Q
period 2007-07-01
TETRA TECH INC
filed 2007-08-03
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Yes  ☐   No  ☒

As of July 30, 2007, 58,355,562 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	July 1, 2007	October 1, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,646	$65,353
Accounts receivable — net	420,145	346,543
Prepaid expenses and other current assets	24,232	21,757
Income taxes receivable	6,799	5,063
Current assets of discontinued operations	445	865
Total current assets	489,267	439,581

PROPERTY AND EQUIPMENT:
Land and buildings	5,261	1,810
Equipment, furniture and fixtures	91,482	77,415
Leasehold improvements	9,488	8,798
Total	106,231	88,023
Accumulated depreciation and amortization	(61,125)	(56,033)
PROPERTY AND EQUIPMENT — NET	45,106	31,990

DEFERRED INCOME TAXES	10,577	12,909

INCOME TAXES RECEIVABLE	33,800	33,800

GOODWILL	182,467	158,581

INTANGIBLE ASSETS — NET	7,650	4,507

OTHER ASSETS	15,932	17,893

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$787,217	$701,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,957	$104,626
Accrued compensation	62,973	67,592
Billings in excess of costs on uncompleted contracts	55,635	41,345
Deferred income taxes	17,160	15,386
Current portion of long-term obligations	3,354	17,760
Other current liabilities	35,965	42,200
Current liabilities of discontinued operations	7	359
Total current liabilities	313,051	289,268

LONG-TERM OBLIGATIONS	75,354	57,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of July 1, 2007 and October 1, 2006	—	—
Common stock — authorized, 85,000 shares of $0.01 par value; issued and outstanding, 58,177 and 57,676 shares as of July 1, 2007 and October 1, 2006, respectively	583	577
Additional paid-in capital	277,196	265,444
Accumulated other comprehensive (loss) income	(11)	1
Retained earnings	121,044	88,781
TOTAL STOCKHOLDERS’ EQUITY	398,812	354,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,217	$701,679

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue	$403,951	$359,055	$1,119,123	$1,019,139
Subcontractor costs	147,625	118,836	381,667	311,445
Revenue, net of subcontractor costs	256,326	240,219	737,456	707,694

Other contract costs	202,313	196,967	593,877	573,494
Gross profit	54,013	43,252	143,579	134,200

Selling, general and administrative expenses	31,928	27,112	81,751	84,713
Income from operations	22,085	16,140	61,828	49,487

Interest expense — net	657	1,212	1,901	5,317
Loss on retirement of debt	—	—	4,226	—
Income from continuing operations before income tax expense	21,428	14,928	55,701	44,170

Income tax expense	9,026	6,549	23,490	19,198
Income from continuing operations	12,402	8,379	32,211	24,972

Income (loss) from discontinued operations, net of tax	26	(533)	52	(139)

Net income	$12,428	$7,846	$32,263	$24,833

Basic earnings per share:
Income from continuing operations	$0.21	$0.15	$0.56	$0.43
Loss from discontinued operations, net of tax	—	(0.01)	—	—
Net income	$0.21	$0.14	$0.56	$0.43

Diluted earnings per share:
Income from continuing operations	$0.21	$0.14	$0.55	$0.43
Income from discontinued operations, net of tax	—	—	—	—
Net income	$0.21	$0.14	$0.55	$0.43

Weighted average common shares outstanding:
Basic	58,030	57,476	57,859	57,280
Diluted	58,786	58,039	58,452	57,829

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$32,263	$24,833

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,841	9,749
Stock-based compensation	4,242	5,239
Deferred income taxes	4,106	8,505
Write-off of unamortized debt financing costs	1,069	—
Provision for losses on contracts and related receivables	1,737	42
Gain on sale of discontinued operations	(262)	(1,415)
Gain on disposal of property and equipment	(341)	(71)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(66,272)	(5,329)
Prepaid expenses and other assets	(2,294)	889
Accounts payable	28,636	(12,273)
Accrued compensation	(4,619)	5,661
Billings in excess of costs on uncompleted contracts	9,131	(6,876)
Other current liabilities	(4,448)	(4,353)
Income taxes receivable/payable	(625)	4,360
Net cash provided by operating activities	12,164	28,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,124)	(8,425)
Payments for business acquisitions, net of cash acquired	(30,174)	(1,994)
Proceeds from sale of discontinued operations	3,045	4,632
Proceeds from sale of property and equipment	425	177
Net cash used in investing activities	(34,828)	(5,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(98,410)	(28,041)
Proceeds from borrowings under long-term obligations	88,000	10,000
Payment of deferred financing fees	(1,032)	—
Net proceeds from issuance of common stock	6,399	6,509
Net cash used in financing activities	(5,043)	(11,532)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,707)	11,819
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,353	26,861
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,646	$38,680

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,552	$8,173
Income taxes, net of refunds received	$20,019	$6,567

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 1, 2007, the condensed consolidated statements of income for the three and nine months ended July 1, 2007 and July 2, 2006, and the condensed consolidated statements of cash flows for the nine months ended July 1, 2007 and July 2, 2006 of Tetra Tech, Inc. (the ”Company”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006.  The results of operations for the three and nine months ended July 1, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2007.

2.             Accounts Receivable – Net

Net accounts receivable consisted of the following:

	July 1, 2007	October 1, 2006
	(in thousands)

Billed	$228,492	$228,671
Unbilled	199,864	138,823
Contract retentions	12,589	8,156
Total accounts receivable – gross	440,945	375,650

Allowance for doubtful accounts	(20,800)	(29,107)
Total accounts receivable – net	$420,145	$346,543

Billings in excess of costs on uncompleted contracts	$55,635	$41,345

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date.  Substantially all unbilled receivables as of July 1, 2007 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $125.3 million and $88.7 million as of July 1, 2007 and October 1, 2006, respectively.  The federal government unbilled receivables were $72.2 million and $44.0 million as of July 1, 2007 and October 1, 2006, respectively.  Other than the federal government, no single client accounted for more than 10% of the Company’s accounts receivable as of July 1, 2007 and October 1, 2006.

3.             Goodwill and Intangibles

In the third quarter of fiscal 2007, the Company acquired (i) all of the outstanding shares of capital stock of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, “The Delaney Group” or “DGI”).  DGI provides planning, development and construction services for wind energy programs, base realignment and closure projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  This acquisition enables the Company to provide a wider range of service to its current and prospective wind energy clients, as DGI offers complementary capabilities and customer relationships.  The initial purchase price consisted of cash of approximately $31.0 million, and is subject to a purchase price adjustment based upon the final determination of the net assets acquired.  In addition, the former shareholders have certain earn-out rights that will allow them to receive, over a four-year period from the acquisition date, guaranteed deferred cash payments of $9.0 million.  In addition, the former shareholders may receive other earn-out payments of up to $12.0 million upon achievement of certain financial objectives.  DGI is part of the resource management segment.

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

The Company accounted for the above acquisitions as purchases of businesses.  The purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values.  The purchase price allocations are preliminary and subject to adjustments based upon the valuation and final determination of the net assets acquired.  These acquisitions did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended July 1, 2007 and, as such, no pro forma results are presented.

The excess of the purchase price of the above acquisitions over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill on the condensed consolidated balance sheet as of July 1, 2007.  In the third quarter of fiscal 2007, the Company recorded $22.1 million of goodwill related to the DGI acquisition.  The changes in the carrying value of goodwill by segment for the nine months ended July 1, 2007 were as follows:

	October 1, 2006	Goodwill Addition	July 1, 2007
	(in thousands)

Resource management	$84,512	$23,886	$108,398
Infrastructure	74,069	—	74,069
Total	$158,581	$23,886	$182,467

The gross amount and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 1, 2007 and October 1, 2006, included in intangible assets-net on the condensed consolidated balance sheets, were as follows:

	July 1, 2007		October 1, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$210	$(18)	$—	$—
Customer lists	2,564	(145)	—	—
Backlog	10,774	(5,735)	9,075	(4,568)
Total	$13,548	$(5,898)	$9,075	$(4,568)

For the nine months ended July 1, 2007, $0.2 million, $2.6 million and $1.7 million were assigned to non-compete agreements, customer lists and backlog, respectively, for the DGI, VCL, VNL and STE acquisitions.  For the three months ended July 1, 2007 and July 2, 2006, amortization expense for acquired identifiable intangible assets with finite useful lives was $0.5 million and $0.3 million, respectively.  For the nine months ended July 1, 2007 and July 2, 2006, the amortization expense was $1.3 million and $1.0 million, respectively.  Estimated amortization expense for the remainder of fiscal 2007 and the succeeding years is as follows:

Amount
(in thousands)

2007	$620
2008	2,377
2009	2,324
2010	1,382
2011	481
2012	323
2013	143

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

Discontinued operations reported a gain on sale, net of tax, of approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended July 1, 2007.  The gain was recognized on an installment method of accounting.  The summarized results of the discontinued operations for the three and nine months ended July 2, 2006 were as follows:

	Three Months Ended	Nine Months Ended
	July 2, 2006	July 2, 2006
	(in thousands)

Revenue	$—	$9,697

Loss before income tax benefit	(888)	(2,534)
Income tax benefit	(355)	(1,011)
Loss from operations, net of tax	(533)	(1,523)

Gain on sale of discontinued operations, net of tax	—	1,384

Loss from discontinued operations, net of tax	$(533)	$(139)

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

In March 2007, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, the Company’s revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 2012.  As part of the Facility, the Company may request standby letters of credit up to the aggregate sum of $50.0 million.  Other than the increased capacity under the Facility and improved pricing, the terms and conditions related to the Facility are substantially similar to those of the prior Facility.  As of July 1, 2007, the Company had $63.0 million outstanding under the Facility.  The amount outstanding is classified as a long-term liability since the Company does not intend to repay the Facility until its maturity in March 2012.  Under the Credit Agreement, the Company is required to comply with various financial and operating covenants, including the maintenance of certain consolidated leverage and fixed charge coverage ratios.  As of July 1, 2007, the Company was in compliance with these covenants.

6.             Stockholders’ Equity and Stock Compensation Plans

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) (“SFAS 123R”), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  Stock-based compensation expense for the three months ended July 1, 2007 and July 2, 2006 was $1.7 million and $1.2 million, respectively.  For the nine months ended July 1, 2007 and July 2, 2006, stock-based compensation expense was $4.2 million and $3.5 million, respectively.  These amounts are primarily included in selling, general and administrative (“SG&A”) expenses in the condensed consolidated statements of income.  Stock-based compensation expense for the three and nine months ended July 1, 2007 may not be indicative of the expense for the entire fiscal year.  Further, upon the Company’s review of its stock option granting practices, the Company recorded an additional stock-based compensation charge of $3.2 million, of which $2.3 million related to continuing operations and $0.9 million related to discontinued operations for the three and nine months ended July 2, 2006.

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands, except per share data)
Numerator:
Income from continuing operations	$12,402	$8,379	$32,211	$24,972
Income (loss) from discontinued operations	26	(533)	52	(139)
Net income	$12,428	$7,846	$32,263	$24,833

Denominator for basic earnings per share	58,030	57,476	57,859	57,280

Denominator for diluted earnings per share:
Denominator for basic earnings per share	58,030	57,476	57,859	57,280
Potential common shares - stock options	756	563	593	549
Denominator for diluted earnings per share	58,786	58,039	58,452	57,829

Basic earnings per share:
Income from continuing operations	$0.21	$0.15	$0.56	$0.43
Loss from discontinued operations	—	(0.01)	—	—
Net income	$0.21	$0.14	$0.56	$0.43

Diluted earnings per share:
Income from continuing operations	$0.21	$0.14	$0.55	$0.43
Income from discontinued operations	—	—	—	—
Net income	$0.21	$0.14	$0.55	$0.43

For the three and nine months ended July 1, 2007, 2.7 million and 3.9 million options were anti-dilutive and excluded from the calculation of dilutive potential common shares, compared to 3.4 million and 3.6 million options for the same periods last year, respectively.

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

During the first quarter of fiscal 2006, the Company developed and started implementing the initial phase of a plan to combine operating units and re-align its management structure.  Through the third quarter of fiscal 2007, the Company has consolidated several of its operating units under common management structure, information system and back-office functions.  These changes have had no impact on the Company’s operating segment structure to date.  As a result of the Company’s exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of the Company’s overall business.  In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business.  The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients.  The Company continues to assess its operating and management structure, including the alignment of its wired business operating units.  Should further changes be effected, the Company will evaluate the impact on its segment reporting as appropriate.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended July 1, 2007
Revenue	$298,544	$103,415	$18,603	$420,562
Revenue, net of subcontractor costs	159,891	84,213	12,222	256,326
Gross profit	34,304	17,339	2,370	54,013
Segment income from operations	15,037	8,102	971	24,110
Depreciation expense	1,554	496	334	2,384

Three months ended July 2, 2006
Revenue	$258,738	$99,775	$14,474	$372,987
Revenue, net of subcontractor costs	150,950	79,790	9,479	240,219
Gross profit	27,147	14,344	1,761	43,252
Segment income from operations	12,331	6,346	436	19,113
Depreciation expense	1,109	678	256	2,043

Nine months ended July 1, 2007
Revenue	$813,215	$300,670	$47,956	$1,161,841
Revenue, net of subcontractor costs	460,019	247,228	30,209	737,456
Gross profit	90,271	47,757	5,551	143,579
Segment income from operations	39,048	19,939	1,704	60,691
Depreciation expense	3,540	1,575	929	6,044

Nine months ended July 2, 2006
Revenue	$717,316	$290,431	$51,353	$1,059,100
Revenue, net of subcontractor costs	441,972	233,747	31,975	707,694
Gross profit	82,575	45,298	6,327	134,200
Segment income from operations	34,321	17,723	1,895	53,939
Depreciation expense	3,453	1,929	826	6,208

Reconciliations:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands)
Revenue
Revenue from reportable segments	$420,562	$372,987	$1,161,841	$1,059,100
Elimination of inter-segment revenue	(16,611)	(13,932)	(42,718)	(39,961)
Total consolidated revenue	$403,951	$359,055	$1,119,123	$1,019,139

Income from operations
Segment income from operations	$24,110	$19,113	$60,691	$53,939
Other income (expense) (1)	(1,480)	(2,633)	2,466	(3,454)
Amortization of intangibles	(545)	(340)	(1,329)	(998)
Total consolidated income from operations	$22,085	$16,140	$61,828	$49,487

(1) Other income (expense) includes corporate costs not allocable to the segments.  The nine months ended July 1, 2007 include a $5.7 million reversal of accrued litigation liabilities.

9.             Major Clients

For the three months ended July 1, 2007 and July 2, 2006, the Company generated 9.6% and 9.2% of its revenue, respectively, from the U.S. Air Force, a component of the U.S. Department of Defense (“DoD”).  For the same periods, the Company generated 17.3% and 15.3% of its revenue, respectively, from the U.S. Army Corps of

Engineers, also a component of the DoD.  For the nine months ended July 1, 2007 and July 2, 2006, the Company generated 12.3% and 9.9% of its revenue, respectively, from the U.S. Air Force.  For the same periods, the Company generated 13.5% and 11.1% of its revenue, respectively, from the U.S. Army Corps of Engineers.  The resource management and infrastructure segments generated revenue from federal government clients.  All three segments reported revenue from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands)
Client Sector
Federal government	$190,876	$193,529	$575,557	$528,880
State and local government	90,422	51,015	206,990	162,420
Commercial	119,171	112,791	329,283	321,803
International	3,482	1,720	7,293	6,036
Total	$403,951	$359,055	$1,119,123	$1,019,139

10.          Comprehensive Income

The Company includes two components in its comprehensive income:  net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than the Company’s reporting currency.

For the three and nine months ended July 1, 2007, comprehensive income was $12.4 million and $32.3 million, respectively.  For the three and nine months ended July 2, 2006, comprehensive income was $7.9 million and $24.1 million, respectively.  For both the three and nine months ended July 1, 2007, the Company realized an insignificant net translation loss.  For the three and nine months ended July 2, 2006, the Company realized an insignificant translation gain, and a translation loss of $0.8 million, respectively.

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

The Company has concluded its contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (“ZCA”).  On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation.  As a result of this Order, the Company reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced SG&A expense by that amount in the first half of fiscal 2007.  There are no remaining contingencies relating to this matter.

On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of the Company’s Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to the Company’s executive officers.  The Company was also named as a nominal defendant in this action.  The complaint sought damages on the Company’s behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appeared to relate to options transactions that the Company disclosed in its Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, the Company recorded additional pre-tax non-cash stock-based compensation charges of

$3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in its consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants.  The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants must respond by August 17, 2007.  Management believes that this lawsuit is without merit and no litigation charges have been recorded.

12.          Lease Exit Costs

In connection with the consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recorded a charge related to the abandonment of certain leased facilities in fiscal 2004 and 2005.  In the third quarter of fiscal 2007, the Company recorded an adjustment related to the sublease of an exited lease facility of $0.2 million.  These amounts were recorded as SG&A expenses and are expected to be fully paid by December 2013.  The estimated costs were net of reasonably estimated sublease income.  These facilities are no longer in use.

The following is a summary of lease exit accrual activity during the nine months ended July 1, 2007:

	October 1, 2006	Reserve Utilization	Adjustments	July 1, 2007
	(in thousands)

Resource management	$140	$(59)	$—	$81
Infrastructure	1,540	(421)	162	1,281
Total	$1,680	$(480)	$162	$1,362

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company will implement the new standard effective September 29, 2008.  The Company is currently evaluating the impact SFAS 157 may have on its financial statements and disclosures.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company will implement the new standard effective September 29, 2008. The Company is currently evaluating the impact SFAS 159 may have on its financial statements and disclosures.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of July 2007, we had approximately 7,200 full-time equivalent employees worldwide, located primarily in North America in approximately 230 locations.

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

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Client Sector
Federal government	42.0%	47.4%	45.5%	46.1%
State and local government	21.1	16.6	18.8	17.9
Commercial	35.5	35.6	34.8	35.4
International	1.4	0.4	0.9	0.6
	100.0%	100.0%	100.0%	100.0%

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

During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Through the third quarter of fiscal 2007, we have consolidated several of our operating units under common management structure, information system and back-office functions.  These changes have had no impact on our operating segment structure to date.  As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business.  In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business.  The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients.  We continue to assess our operating and management structure, including the alignment of our wired business operating units.  Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Reportable Segment
Resource management	62.4%	62.8%	62.4%	62.5%
Infrastructure	32.8	33.2	33.5	33.0
Communications	4.8	4.0	4.1	4.5
	100.0%	100.0%	100.0%	100.0%

Our services are billed under three principal types of contracts:  fixed-price, time-and-materials, and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Contract Type
Fixed-price	35.9%	32.7%	33.0%	33.0%
Time-and-materials	43.0	43.2	44.8	43.6
Cost-plus	21.1	24.1	22.2	23.4
	100.0%	100.0%	100.0%	100.0%

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

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies which continue as individual operating units during the first twelve months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

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

We experience seasonal trends in our business.  Our revenue is typically lower in the first quarter of our fiscal year, due primarily to the Thanksgiving, Christmas and, in certain years, New Year’s holidays that fall within the first quarter.  Many of our clients’ employees, as well as our own employees, take vacations during these holidays.  This typically results in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to weather conditions during spring and summer that result in higher billable hours.  In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government’s fiscal year-end spending.

BUSINESS TREND ANALYSIS

General.  Our business continues to grow as we focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets.  For the nine-month period, we experienced broad-based revenue growth of 9.8% from all client sectors compared to the same period last year.  For the three-month period, we also experienced revenue growth of 12.5% from our state and local government and commercial business, partially offset by a slight decline in our federal government business. In the second quarter of fiscal 2007, we acquired certain assets of Vector Colorado, LLC (“VCL”), Vector Nevada, LLC (“VNL”), mining consulting companies, and Soil Testing Engineers, Inc. (“STE”), a geotechnical engineering company.  In the third quarter of fiscal 2007, we acquired four companies collectively referred to as The Delaney Group (“DGI”), which provide planning, development and construction services for wind energy programs, base realignment and closure (“BRAC”) projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  These acquisitions enhance our service offerings and expand our geographical presence.  We anticipate revenue growth from all client sectors as we continue to focus on organic growth and pursue complementary acquisitions.

Federal Government.  Our overall federal government business declined slightly in the third quarter of fiscal 2007 compared to the same quarter last year.  The decline resulted primarily from the completion of certain large contracts with the U.S. Department of Energy (“DOE”), and reduced workload with the U.S. Environmental Protection Agency (“EPA”).  We believe that the reduced workload was due primarily to the federal budget impasse, as well as the allocation of federal funds to projects in Iraq and Afghanistan.  The revenue decline was partially offset by continued increased activity on our Iraq projects with the U.S. Department of Defense (“DoD”).  We anticipate that our federal government business will experience moderate growth for the remainder of fiscal 2007 due primarily to increased BRAC spending and reconstruction projects in Iraq, which may be partially offset by continued reduced activity on our DOE, EPA and National Aeronautics and Space Administration (“NASA”) projects.

State and Local Government.  In the third quarter of fiscal 2007, our state and local government business experienced strong revenue growth of 77.2% compared to the same quarter last year.  This growth was due to increased funding for a few large state and local government clients in our resource management and communications segments for water and infrastructure projects.  To a lesser extent, our acquisitions contributed to this growth.   Overall, we believe that the increased workload with our state and local government clients was driven by budget surpluses as most states continue to experience stable financial conditions.  In November 2006, voters in several states approved significant infrastructure bond measures.  Consequently, we anticipate that new infrastructure projects will be funded during the remainder of 2007 and in 2008, and that we will experience revenue growth from our state and local government clients for the remainder of fiscal 2007 compared to last year.

Commercial.  Our commercial business also experienced revenue growth in the third quarter of fiscal 2007 compared to the same quarter last year.  This growth was driven primarily by increased activity on projects related to alternative energy and to a lesser extent, geotechnical consulting services.  We anticipate that our commercial business will continue to experience moderate revenue growth for the remainder of fiscal 2007.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  In the second quarter of fiscal 2007, we acquired certain assets of VCL, VNL and STE.  The purchase prices consisted of cash and, with respect to VCL, other cash consideration payable over a four-year period from the acquisition date.  In the third quarter of fiscal 2007, we acquired DGI, consisting of (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC.  The initial purchase price consisted of cash of approximately $31.0 million, and is subject to a purchase price adjustment based upon the final determination of the net assets acquired.  In addition, the former shareholders have certain earn-out rights that will allow them to receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million.  In addition, the former shareholders may receive other earn-out payments of up to $12.0 million upon achievement of certain financial objectives.  DGI is part of the resource management segment.  The purchase price allocations are preliminary and subject to adjustment based upon the valuation and  final determination of the net assets acquired.

Divestitures.  In fiscal 2006, we sold Vertex Engineering Services, Inc. and Tetra Tech Canada Ltd., operating units in the resource management and communications segments, respectively.  Further, in fiscal 2006, we ceased all revenue producing activities for Whalen & Company, Inc., an operating unit in the communications segment.  For the three and nine months ended July 1, 2007 and for the three months ended July 2, 2006, discontinued operations did not report any revenue.  For the nine months ended July 2, 2006, we generated a total of $9.7 million in revenue from discontinued operations.

RESULTS OF OPERATIONS

Overall, our results for the third quarter of fiscal 2007 continued to improve compared to the same period last year.  We experienced revenue growth in our state and local government business, our commercial business as well as certain areas of our federal government business, particularly with the DoD on work associated with reconstruction and unexploded ordnance (“UXO”) projects in Iraq.  This growth was partially offset by a revenue decline resulting from our reduced workload with the DOE and EPA.  Revenue, net of subcontractor costs, experienced a lower growth rate than revenue due to higher subcontracting requirements compared to the same period last year.  Other contract costs also increased to support revenue growth, which was partially offset by cost reduction due to improved contract performance, overhead control and contract risk management, as well as increased use of subcontractors as less work was self-performed.  Our SG&A expenses increased as we incurred higher marketing and business development costs to fund our growth initiatives, pursued and integrated complementary acquisitions, and continued to implement our enterprise resource planning (“ERP”) system.  The improvement in our income from continuing operations resulted primarily from our business growth, improved contract execution and lower net interest expense, partially offset by the aforementioned increase in SG&A expenses.

Consolidated Results

	Three Months Ended				Nine Months Ended
	July 1,	July 2,	Change		July 1,	July 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue	$403,951	$359,055	$44,896	12.5%	$1,119,123	$1,019,139	$99,984	9.8%
Subcontractor costs	147,625	118,836	28,789	24.2	381,667	311,445	70,222	22.5
Revenue, net of subcontractor costs	256,326	240,219	16,107	6.7	737,456	707,694	29,762	4.2
Other contract costs	202,313	196,967	5,346	2.7	593,877	573,494	20,383	3.6
Gross profit	54,013	43,252	10,761	24.9	143,579	134,200	9,379	7.0
Selling, general and administrative expenses	31,928	27,112	4,816	17.8	81,751	84,713	(2,962)	(3.5)
Income from operations	22,085	16,140	5,945	36.8	61,828	49,487	12,341	24.9
Interest expense – net	657	1,212	(555)	(45.8)	1,901	5,317	(3,416)	(64.2)
Loss on retirement of debt	—	—	—	—	4,226	—	4,226	100.0
Income from continuing operations before income tax expense	21,428	14,928	6,500	43.5	55,701	44,170	11,531	26.1
Income tax expense	9,026	6,549	2,477	37.8	23,490	19,198	4,292	22.4
Income from continuing operations	12,402	8,379	4,023	48.0	32,211	24,972	7,239	29.0
Income (loss) from discontinued operations, net of tax	26	(533)	559	104.9	52	(139)	191	137.4

Net income	$12,428	$7,846	$4,582	58.4%	$32,263	$24,833	$7,430	29.9%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	78.9	82.0	80.5	81.0

Gross profit	21.1	18.0	19.5	19.0
Selling, general and administrative expenses	12.5	11.3	11.1	12.0
Income from operations	8.6	6.7	8.4	7.0

Interest expense – net	0.3	0.5	0.2	0.8
Loss on retirement of debt	—	—	0.6	—
Income from continuing operations before income tax expense	8.3	6.2	7.6	6.2

Income tax expense	3.5	2.7	3.2	2.7
Income from continuing operations	4.8	3.5	4.4	3.5

Loss from discontinued operations, net of tax	—	(0.2)	—	—

Net income	4.8%	3.3%	4.4%	3.5%

For the three and nine months ended July 1, 2007, revenue increased $44.9 million, or 12.5%, and $100.0 million, or 9.8%, compared to the same periods last year, respectively.  For the three-month period, we experienced strong organic growth in our state and local government business due to increased funding under a few large contracts, including our fiber-to-the-premises projects.  Our commercial business also experienced revenue growth, particularly with work related to alternative energy and to a lesser extent, geotechnical consulting services.  This growth was partially offset by a slight decline in our overall federal business.  This decline was primarily driven by the completion of certain large contracts with the DOE and EPA without corresponding renewals, but was partially offset by increased activities with the DoD related to our reconstruction and UXO projects in Iraq.  For the nine-month period, we experienced broad-based revenue growth in all client sectors.  Further, our acquisitions also contributed to our revenue growth for the three and nine-month periods.

For the three and nine months ended July 1, 2007, revenue, net of subcontractor costs, increased $16.1 million, or 6.7%, and $29.8 million, or 4.2%, compared to the same periods last year, respectively, for the reasons described above.  These growth rates were not consistent with our revenue growth because of higher subcontracting requirements for certain federal government work, particularly the reconstruction and UXO projects in Iraq.  Further, our program management activities on federal, and state and local government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

For the three and nine months ended July 1, 2007, other contract costs increased $5.3 million, or 2.7%, and $20.4 million, or 3.6%, compared to the same periods last year, respectively.  For both periods, the increase was due primarily to additional costs incurred to support organic revenue growth and our revenue from acquisitions.  The increase was partially offset by a shift in contract execution as we increased the use of subcontractors and decreased some self-performed work.  In addition, our contract costs as a percentage of revenue decreased due to cost reductions that resulted from our continuing emphasis on project performance, overhead cost control and contract risk management.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 78.9% and 80.5%, compared to 82.0% and 81.0% for the same periods last year, respectively.

For the three and nine months ended July 1, 2007, gross profit increased $10.8 million, or 24.9%, and $9.4 million, or 7.0%, compared to the same periods last year, respectively.  The increase was driven by our business growth and the aforementioned contract cost reductions.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 21.1% and 19.5%, compared to 18.0% and 19.0% for the same periods last year, respectively.

For the three and nine months ended July 1, 2007, SG&A expenses increased $4.8 million, or 17.8%, and decreased $3.0 million, or 3.5%, compared to the same periods last year, respectively.  We incurred higher SG&A expenses due to the growth of our business and increased marketing and business development costs to drive this growth.  We also incurred additional costs as we continued to pursue and integrate complementary acquisitions and implemented our ERP system.  For the nine months ended July 1, 2007, our SG&A expenses reflected the reversal of $5.7 million of litigation liabilities related to the ZCA claim.  For the same periods last year, we recognized a one-time stock based compensation charge of $2.3 million, which resulted from our review of stock option granting practices.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 12.5% and 11.1%, compared to 11.3% and 12.0% for the same periods last year, respectively.

For the three and nine months ended July 1, 2007, net interest expense decreased $0.6 million, or 45.8%, and $3.4 million, or 64.2%, compared to the same periods last year, respectively.  The decrease for both periods resulted from lower average debt borrowings, lower interest rates on our debt and higher interest income generated by short-term investments of cash compared to the same periods last year.

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

For the three and nine months ended July 1, 2007, income tax expense increased $2.5 million, or 37.8%, and $4.3 million, or 22.4%, compared to the same periods last year, respectively, due to higher pre-tax income.  For the nine-month period, our effective tax rate was 42.2% in fiscal 2007 compared to 43.4% in the same period last year.

For the three and nine months ended July 1, 2007, we did not recognize a material amount of income or loss from discontinued operations.  For the three and nine months ended July 2, 2006, we recognized $0.5 million and $0.1 million of loss from discontinued operations, respectively.  For the nine months ended July 2, 2006, we recognized a gain of $1.4 million, net of tax, related to the sale of a discontinued operation.  For the three and nine months ended July 1, 2007, we recognized $0.1 million and $0.2 million of gain, net of tax, respectively, related to one of the divestitures.

Results of Operations by Reportable Segment

Resource Management

	Three Months Ended				Nine Months Ended
	July 1,	July 2,	Change		July 1,	July 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$159,891	$150,950	$8,941	5.9%	$460,019	$441,972	$18,047	4.1%
Other contract costs	125,587	123,803	1,784	1.4	369,748	359,397	10,351	2.9
Gross profit	$34,304	$27,147	$7,157	26.4%	$90,271	$82,575	$7,696	9.3%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	78.5	82.0	80.4	81.3
Gross profit	21.5%	18.0%	19.6%	18.7%

For the three and nine months ended July 1, 2007, revenue, net of subcontractor costs, increased $8.9 million, or 5.9%, and $18.0 million, or 4.1%, compared to the same periods last year, respectively.  Our acquisitions contributed to the growth for both periods.  For the three-month period, our state and local government business experienced strong organic growth due to increased funding from budget surpluses.  The workload with our commercial clients also grew due to increased workload related to alternative energy and to a lesser extent, geotechnical consulting services.  We also experienced an increase in the DoD work related to reconstruction and UXO projects in Iraq.  The growth was partially offset by a slight decline in our overall federal government business, which resulted primarily from reduced project activity with the DOE due to the completion of a few large contracts and the EPA due to reduced funding.  For the nine-month period, we experienced a broad-based growth in all client sectors, including the federal government, for the same reasons described above; however, for the nine-month period, we experienced a higher revenue growth rate with the DoD and a lower revenue decline with the DOE in the first half of fiscal 2007 compared to the third quarter of fiscal 2007.

For the three and nine months ended July 1, 2007, other contract costs increased $1.8 million, or 1.4%, and $10.4 million, or 2.9%, compared to the same periods last year, respectively.  For the most part, the increase in costs for both periods corresponded to the increase in revenue, net of subcontractor costs, for those periods.  However, our contract costs as a percentage of our revenue decreased due to cost reductions related to contract performance and risk management, overhead efficiency and increased use of subcontractors as less work was self-performed.  For the three and nine-month periods, as a percentage of revenue, net of subcontractor costs, other contract costs were 78.5% and 80.4%, compared to 82.0% and 81.3% for the same respective periods last year.  For the three and nine-month periods, as a percentage of revenue, subcontractor costs were 46.4% and 43.4%, compared to 41.7% and 38.4% for the same respective periods last year.

For the three and nine months ended July 1, 2007, gross profit increased $7.2 million, or 26.4%, and $7.7 million, or 9.3%, compared to the same periods last year, respectively, for the reasons described above.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 21.5% and 19.6%, compared to 18.0% and 18.7% for the three and nine months ended July 2, 2006, respectively.

Infrastructure

	Three Months Ended				Nine Months Ended
	July 1,	July 2,	Change		July 1,	July 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$84,213	$79,790	$4,423	5.5%	$247,228	$233,747	$13,481	5.8%
Other contract costs	66,874	65,446	1,428	2.2	199,471	188,449	11,022	5.8
Gross profit	$17,339	$14,344	$2,995	20.9%	$47,757	$45,298	$2,459	5.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	79.4	82.0	80.7	80.6
Gross profit	20.6%	18.0%	19.3%	19.4%

For the three and nine months ended July 1, 2007, revenue, net of subcontractor costs, increased $4.4 million, or 5.5%, and $13.5 million, or 5.8%, compared to the same periods last year, respectively.  For the three and nine-month periods, the growth was driven primarily by increased revenue in our federal government business, particularly by increased funding from the DoD and procurement activities under a NASA contract.  Our commercial and state and local government business experienced a slight growth.

For the three and nine months ended July 1, 2007, other contract costs increased $1.4 million, or 2.2%, and $11.0 million, or 5.8%, compared to the same periods last year, respectively.  For both periods, the increase was due primarily to additional costs incurred to support revenue growth.  However, our contract costs as a percentage of our revenue decreased due to improved project performance, staff utilization and overhead efficiency.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.4% and 80.7%, compared to 82.0% and 80.6% for the same periods last year, respectively.

For the three and nine months ended July 1, 2007, gross profit increased $3.0 million, or 20.9%, and $2.5 million, or 5.4%, compared to the same periods last year, respectively, due to the increased revenue and the reasons described above.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 20.6% and 19.3%, compared to 18.0% and 19.4% for the same periods last year, respectively.

Communications

	Three Months Ended				Nine Months Ended
	July 1,	July 2,	Change		July 1,	July 2,	Change
	2007	2006	$	%	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$12,222	$9,479	$2,743	28.9%	$30,209	$31,975	$(1,766)	(5.5)%
Other contract costs	9,852	7,718	2,134	27.7	24,658	25,648	(990)	(3.9)
Gross profit	$2,370	$1,761	$609	34.6%	$5,551	$6,327	$(776)	(12.3)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	80.6	81.4	81.6	80.2
Gross profit	19.4%	18.6%	18.4%	19.8%

For the three and nine months ended July 1, 2007, revenue, net of subcontractor costs, increased $2.7 million, or 28.9%, and decreased $1.8 million, or 5.5%, compared to the same periods last year, respectively.  For the three-month period, the growth resulted from increased funding for a large fiber-to-the-premises project compared to the same period last year.  For the nine-month period, the revenue decrease was driven by reduced workload, inclement weather and funding delays in the first half of fiscal 2007, which was partially offset by increased activity under the large fiber-to-the-premises project in the third quarter of fiscal 2007.

For the three and nine months ended July 1, 2007, other contract costs increased $2.1 million, or 27.7%, and decreased $1.0 million, or 3.9%, compared to the same periods last year, respectively.  The change in other contract costs for both periods corresponded to the change in revenue, net of subcontractor costs.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.6% and 81.6%, compared to 81.4% and 80.2% for the same periods last year, respectively.  For the nine-month period, the increase resulted from the additional costs required to complete projects because of inclement weather, as well as higher equipment and fuel costs in the first half of fiscal 2007.

For the three and nine months ended July 1, 2007, gross profit increased $0.6 million, or 34.6%, and decreased $0.8 million, or 12.3%, compared to the same periods last year, respectively.  The change in gross profit for both periods corresponded to the change in revenue, net of subcontractor costs, for the reasons described above.  For the three and nine months ended July 1, 2007, as a percentage of revenue, net of subcontractor costs, gross profit was 19.4% and 18.4%, compared to 18.6% and 19.8% for the same periods last year, respectively.

Liquidity and Capital Resources

Working Capital.  As of July 1, 2007, our working capital was $176.2 million, an increase of $25.9 million from $150.3 million as of October 1, 2006.  Cash and cash equivalents totaled $37.6 million as of July 1, 2007, compared to $65.4 million as of October 1, 2006.

Operating and Investing Activities.  For the nine months ended July 1, 2007, we generated $12.2 million of net cash from operating activities compared to $29.0 million in the same period last year.  The decrease was driven primarily by our business growth, which resulted in an increase in both accounts receivable and accounts payable.  In addition, our net cash from operations was adversely impacted by the fiscal 2007 implementation of our ERP system in two of our largest operating units.  This implementation temporarily delayed our project billings that resulted in an increase in unbilled receivables.  We used net cash of $34.8 million compared to $5.6 million for investing activities in the same period last year.  The increase resulted primarily from the net cash payments of $30.2 million for the DGI, VCL, VNL and STE acquisitions in fiscal 2007.

Capital Expenditures.  Our capital expenditures for the nine months ended July 1, 2007 and July 2, 2006 were $8.1 million and $8.4 million, respectively.  These expenditures were primarily for the replacement of obsolete equipment and capital costs associated with our ERP system.  In addition, we recorded approximately $12.3 million of property and equipment from the acquisitions in the period ended July 1, 2007.

Debt Financing.  In March 2007, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012.  As part of the Facility, we may request standby letters of credit up to the aggregate sum of $50.0 million. Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  As of July 1, 2007, we had $63.0 million in borrowings under the Facility, and standby letters of credit under the Facility totaled $11.9 million.

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

The Credit Agreement requires us to comply with various financial and operating covenants. Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of July 1, 2007, our consolidated leverage ratio was 0.92x, and our fixed charge coverage ratio was 2.78x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of July 1, 2007, we met all compliance requirements.  We expect to be in compliance over the next 12 months.

Capital Requirements.  We expect that internally generated funds, our existing cash balances and borrowing capacity under the Credit Agreement will be sufficient to meet our capital requirements for the next 12 months.

Acquisitions.   We continuously evaluate the marketplace for strategic acquisition opportunities. Historically, due to our reputation, size, geographic presence and range of services, we had numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations.  Generally, we proceed with an acquisition if we believe that the acquisition will have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors may contribute to a purchase price that results in the recognition of goodwill.

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

In the next 12 months, we anticipate repaying $3.4 million of our outstanding indebtedness related to other debt, of which approximately $1.6 million was associated with capital leases.  Assuming we do repay the $1.6 million of debt ratably during the next 12 months and  hold $63.0 million in borrowings under the Facility for the next 12 months, our annual interest expense could increase or decrease by $0.6 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 1, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has concluded its contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America (“ZCA”).  On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation.  As a result of this Order, the Company reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced selling, general and administrative expense by that amount in the first half of fiscal 2007.  There are no remaining contingencies relating to this matter.

On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants.  The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants must respond by August 17, 2007.  Management believes that this lawsuit is without merit and no litigation charges have been recorded.

Item 1A.                 Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of the  risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2007, we derived approximately 63.1% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  The following agencies generated 42.0% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2007: 28.0% from the DoD, 5.7% from the EPA, 1.3% from the DOE, and 7.0% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 28.0% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2007, as noted above.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may decrease, remain constant or shift to programs in areas in which we do not currently provide services.  In addition, we have experienced an increase in revenue for project management reconstruction services in Iraq in the third quarter of fiscal 2007 compared to the same quarter of last year.  As a result, a significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

As a professional and technical services company, we are labor-intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  With limited exceptions, we do not have employment agreements with any of these individuals.  The loss of the services of any of these key personnel could adversely affect our business.  Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies.  Further, many of our non-compete agreements have expired.  We do not maintain key-man life insurance policies on any of our executive officers or senior managers.  In addition, our shift to a more centralized structure for the operation of our overall business have resulted, and could result further, in the loss of key employees.

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

If we do not successfully implement our new enterprise resource planning system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2007 and 2008, we plan to convert several of our large operating units to our ERP system.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of July 1, 2007 was approximately $1.2 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the third quarter of fiscal 2007, we derived approximately 1.4% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

Our inability to find qualified subcontractors could adversely affect the quality of our service and our ability to perform under certain contracts

Under some of our contracts, we depend on the efforts and skills of subcontractors for the performance of certain tasks.  Our reliance on subcontractors varies from project to project.  In the third quarter of fiscal 2007, subcontractor costs comprised 36.5% of our revenue.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2007, we derived approximately 35.5% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

Dated: August 2, 2007	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)