Form 10-K
period 2007-09-30
TETRA TECH INC
filed 2007-11-27
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 0-19655

TETRA TECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4148514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3475 East Foothill Boulevard, Pasadena, California 91107 (Address of principal executive offices) (Zip Code)
(626) 351-4664 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value (Title of class)	The NASDAQ Stock Market LLC (Name of exchange)
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" (in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates on March 30, 2007 was $1.1 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

        On November 19, 2007, 58,457,428 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

        Portions of registrant's Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

        This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "estimates," "seeks," "continues," "may," variations of such words, and similar expressions are intended to identify such forward- looking statements. In addition, any statement that refers to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under "Risk Factors," and elsewhere herein and in our 2007 Annual Report to Stockholders. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.    Business

General

        We are a leading provider of consulting, engineering, construction and technical services focused on resource management and infrastructure. We serve our clients by defining problems and developing innovative and cost-effective solutions. Our solution usually begins with a scientific evaluation of the problem, one of our differentiating strengths. This solution may span the life cycle of a project, which includes research and development, applied science and technology, engineering design, program management, construction management, construction, and operations and maintenance.

        Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions. We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of fiscal 2007 year-end, we had over 7,200 full-time equivalent employees worldwide, located primarily in North America in approximately 220 office locations.

        We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. Our predecessor company (the Water Management Group of Tetra Tech, Inc.) was a subsidiary of Honeywell, Inc. and was incorporated in 1966. The mailing address of our headquarters is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate website is located at www.tetratech.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act. All such filings are available free of charge.

Industry Overview

        Due to changing threats to human health and the environment, water quality and scarcity concerns, demographic shifts toward sunbelt states, aging infrastructure, changing global geopolitics,

and new scientific knowledge, many government and commercial organizations face new and complex challenges. These organizations turn to technical service firms for assistance in addressing these challenges. Each organization presents its own unique set of issues and often seeks technical service firms with industry-specific expertise to analyze its problems and develop appropriate solutions. These solutions are then implemented by firms possessing the required engineering and technical service capabilities. Each of our three business segments provides effective solutions to our clients' unique set of challenges:

        Resource Management.    The world's natural resources (water, air and soil) are inter-dependent and create a delicate balance. Factors such as global warming, agricultural and residential development, commercial construction and industrialization often upset this balance. Public concern over environmental issues, especially water quality and availability, has been a driving force behind numerous laws and regulations that are designed to prevent environmental degradation and mandate restorative measures. Government and commercial organizations are focusing on resource management to comply with environmental laws and regulations, respond to public pressure and attain operating efficiencies. Emergency issues related to climate change are driving increased interest in alternative energy, water supply management and coastal protection. Two areas particularly affected by these trends are water management and waste management.

  •
  Water Management.  Insufficient water supplies, concern over the cost, quality and availability of water and the aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. According to the U.S. Environmental Protection Agency ("EPA"), contamination of groundwater and surface water resulting from agricultural and urban development is one of the most serious environmental problems facing the United States. To address these concerns, government and commercial organizations often seek water management technical services.

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

        Infrastructure.    The continued population growth, demographic shifts to sunbelt states, the concern over more frequent and more severe storm events, and increased user expectations have placed significant strains on an overburdened infrastructure and local water resources, thereby requiring additional development. This development includes water and wastewater treatment plants, transportation, pipelines, and communication and power networks, as well as educational, recreational and correctional facilities. In addition, as existing facilities age, they require upgrading or replacement. Further, the trend toward outsourcing services is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient alternatives. After September 11, 2001, the need to protect civil infrastructure and provide additional security infrastructure became more significant. The federal government has increasingly turned to technical service firms for advice and assistance, particularly at seaports and airports. These factors have increased the need for planning, engineering design, program management, construction management, construction, and operations and maintenance services.

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

The Tetra Tech Solution

        We provide consulting, engineering, construction and technical services that assist clients in identifying industry-specific problems, defining appropriate solutions and implementing those solutions. Engineering News-Record ("ENR"), the leading trade journal for our industry, ranked Tetra Tech the nation's number one water services firm in its April 23, 2007 "Top 500 Design Firms" issue. Over the past year, ENR has also ranked Tetra Tech number one in water treatment/desalination and in environmental management. We are also ranked among the top 10 firms in several other service lines, including dam and reservoir projects, site assessment and compliance, environmental science, auto plants, education, sanitary and/or storm sewers, manufacturing, marine and port facilities, and hazardous waste.

        Start With Science.    Our staff has a strong technical foundation in natural and physical science. This strength allows us to effectively evaluate and compare potential solutions to our clients' problems.

        Listen Effectively to Clients.    The ability to listen effectively to our clients' needs is essential to our ability to develop and implement successful solutions. Even before the proposal process begins, we assist our clients by helping them define their strategic objectives and identify issues that are critical to their success. We believe that our long history and exposure to a broad client base increases our awareness of the issues being confronted by these organizations, and thereby helps us identify and solve our clients' problems.

        Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation and educational facilities. Our services are provided by a wide range of professionals including: archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we often are able to apply proven solutions to client problems effectively and efficiently.

        Offer a Broad Range of Services.    Our depth of consulting, engineering and technical skills allows us to respond to our clients' needs at every phase of a project, including initial planning, research and development, applied science and technology, engineering design, program management and construction management. Once a particular project is completed, we also offer our clients additional value-added services such as operations and maintenance. Our expertise across industries and our broad service offerings enable us to be a single-source provider to many of our clients.

        Provide Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence, and currently have limited operations in over 30 countries including Afghanistan, Australia, Canada, Columbia, Germany, India, Iraq, Italy, Japan, Jordan, the Netherlands, Panama, the Philippines, Poland, Thailand and the United Kingdom.

The Tetra Tech Strategy

        Our objective is to continue our growth as a leading provider of consulting, engineering, construction and technical services in our chosen business areas. To achieve this objective, we have implemented the following strategy that we believe is integral to our success:

        Leverage Existing Client Base.    For some clients, we have provided services in specialized disciplines. We believe that we can effectively expand our services to existing customers, resulting in more comprehensive services, long-term relationships, and sustained increases in revenue. For example, we have been able to secure construction management contracts after working with a client on the scientific evaluation and engineering design phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global customers, we also focus on expanding from localized, geographic services to broader national and international support in multiple locations.

        Identify and Expand into New Business Areas.    We use our consulting services and specialized technical services as entry points to evaluate new business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting services, we identified and expanded into water infrastructure engineering services.

        Focus on Large Complex Projects.    We intend to build on our existing contracts to continue expansion of our public sector services and bidding for complex projects that are at the leading edge of policy and technology development. This experience helps us identify market drivers, provides challenging and rewarding opportunities, and enhances our ability to serve other public and commercial clients.

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

Project Life Cycle

        We provide our clients with consulting, engineering, construction and technical services that focus on our clients' specific needs. These needs normally follow a project life cycle that begins with scientific research and concludes with operations and maintenance. We offer these services individually or as part of our full service approach to problem solving.

  •
  Research and development to formulate solutions to complex problems and develop advanced computer simulation techniques for modeling problems, ranging in scale from small to global systems;

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

  •
  Construction management to assist clients in minimizing the risk of cost overruns, schedule delays and contractual conflicts;

  •
  Construction to provide environmental construction compliance, value and design engineering and civil construction services; and

  •
  Operations and maintenance to allow clients to outsource routine functions, permitting them to streamline contractor relationships and reduce their operating costs.

Reportable Segments

        We managed our business in three reportable segments in fiscal 2007: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure. Throughout fiscal 2007, we consolidated several of our operating units under common management structure, information system and back-office functions. These changes have had no impact on our operating segment structure to date.

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

        The following table presents the approximate percentage of revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment
	2007	2006	2005
Resource management	63.1%	62.7%	63.1%
Infrastructure	32.6	32.7	33.1
Communications	4.3	4.6	3.8

	100.0%	100.0%	100.0%

        Financial information for these segments can be found in the "Notes to Consolidated Financial Statements" in Item 8.

Resource Management

        One of our major concentrations is water resource management, in which we have a leading position in understanding the inter-relationships of the environment, water and human activities. We support high priority government programs for water quality improvement, environmental restoration and productive reuse of defense facilities, strategic environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering design, construction management, program management, construction, and operations and maintenance. Our service offerings in the resource management segment are focused on the following project areas:

          Surface Water.    Public concern with the quality of rivers, lakes and streams, as well as coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, climate change and competition for water resources has raised the visibility of surface water management. Over the past 40 years, we have developed a specialized set of technical skills that positions us to compete effectively for surface water and watershed management projects. We provide water resource services to federal government clients such as the EPA, the U.S. Department of Defense ("DoD") and the U.S. Department of Energy ("DOE"), and to a broad base of commercial sector clients including those in the aerospace, chemical, alternative energy, mining, petroleum, pharmaceutical, retail and utility industries. We also provide surface water services to state and local government agencies, particularly in the areas of watershed management, stormwater management and combined sewer overflows ("CSOs").

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

          Project Management.    We provide services to our clients relative to environmental remediation and reconstruction activities. The environmental remediation includes unexploded ordnance, both domestically and internationally. Under the Base Realignment and Closure ("BRAC") Act, we perform reconstruction services at U.S. military locations.

          Regulatory Compliance.    Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, and other environmental laws and regulations. Although we provide services to both government and commercial clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

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

          Water Infrastructure.    Our technical services are applied to all aspects of water quality and quantity management ranging from stormwater management through drainage and flood control projects, combined sewer separation, to major water and wastewater treatment plants. Our experience includes planning, design and construction services for drinking water projects, the design of water treatment facilities and development of desalination facilities, and the design of distribution systems including pipelines and pump stations.

          Institutional Facilities.    We provide planning, architectural, engineering and construction management services, including land development and interior building design, for educational, healthcare and research facilities. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities. We specialize in designing sustainable facilities that minimize environmental impact, usually by minimizing water and power usage.

          Commercial, Recreational and Leisure Facilities.    We specialize in the planning and design of water-related redevelopment, parks and river corridor restoration, and entertainment and leisure facilities. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects. We provide engineering services for high-end environmentally sensitive or "green" buildings including integrated interior systems for heat, light, security and communications to improve building energy efficiency and cost effectiveness.

          Transportation.    We provide architectural, engineering and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations, airport expansions, bridges, major highways, and the repair, replacement and upgrading of older transportation facilities.

          Systems Support and Security.    We provide technology systems integration to improve national security, principally for federal infrastructure. Our projects range from infrastructure vulnerability assessments to security engineering design and project management services. We provide systems analysis and information management to optimize the U.S. commercial aviation system, and outsourced technical services to improve national security.

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
	•	Providing engineering, project management and construction management to help reconstruct Iraq facilities for the U.S. Air Force and the U.S. Army Corps of Engineers.
	•	Supporting environmental activities at U.S. Navy installations primarily throughout the United States to assist the U.S. Navy in protecting the coastal and marine environment.
•
Providing environmental operations and maintenance services at Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, air monitoring and other services.
	•	Providing program management services for environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.
	•	Providing environmental restoration services at BRAC sites for various agencies within the DoD.
•
Serving as prime contractor for National Environmental Policy Act studies at DOE facilities to ensure that the DOE's proposed defense and energy related actions comply with applicable environmental regulations.
	•	Providing watershed planning and modeling services for the Milwaukee Metropolitan Sewer District to address regional water quality and CSO impact on Lake Michigan.
•
Providing support to developing countries in establishing effective institutions essential to achieving economic growth and social development for the U.S. Agency for International Development ("USAID").
	•	Providing environmental construction compliance, value and design engineering, and civil construction services for the Maple Ridge Wind Farm.
Infrastructure	•	Upgrading information management systems and implementing ISO 14000 compliant environmental management systems for several Fortune 500 industrial clients.

	•	Providing planning, engineering and systems integration services to support the change from ground-based navigation to satellite navigation for all civil aviation in the United States.
	•	Providing engineering and technical support services to create a national missile defense system.
	•	Providing engineering design services for the upgrade of building systems, including air, power and data distribution systems, for several locations of a major luxury hotel chain.
	•	Providing design and construction services for desalination facilities in Southern California.
	•	Providing planning and engineering design services for new educational facilities throughout New York.
Communications	•	Assisting a leading provider of broadband services with deployment and maintenance of a high capacity broadband fiber optic network in the western and midwestern United States.
	•	Providing engineering design and construction management services for a fiber-to-the-premise network for eleven cities in Utah.

Clients

        We provide services to a diverse base of federal, state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector
	2007	2006	2005
Federal government	43.9%	46.7%	46.7%
State and local government	20.2	17.5	17.9
Commercial	35.0	35.1	35.1
International	0.9	0.7	0.3

	100.0%	100.0%	100.0%

        Federal government agencies are our most significant clients. In fiscal 2007, the DoD, EPA, DOE and Federal Aviation Administration ("FAA") accounted for 29.4%, 5.3%, 2.1% and 2.9% of our revenue, net of subcontractor costs, compared to 26.6%, 6.9%, 5.7% and 3.1% in fiscal 2006, respectively. We usually support multiple programs within a single federal agency, both domestically and internationally. We assist state and local government clients in a variety of jurisdictions across the country. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, communications and utility industries. No single commercial client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2007.

        The following table presents a list of representative clients in our three segments. We have not included international clients because they represent a significantly smaller percentage of our client base.

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial
Resource Management	U.S. Environmental Protection Agency; U.S. Air Force; U.S. Navy; U.S. Army; U.S. Coast Guard; U.S. Forest Service; U.S. Bureau of Reclamation; U.S. Department of Energy; U.S. Agency for International Development; Federal Energy Regulatory Commission; U.S. Postal Service	California Department of Health Services; Washington Department of Ecology; Prince Georges County, Maryland; Fairfax County, Virginia; City of San Jose, California; Salton Sea Authority	Alcoa Inc.; Lockheed Martin Corporation; Conoco Phillips Company; General Electric Company; Exelon Corporation; Hewlett-Packard Company; Unocal Corporation;
Infrastructure
U.S. Army Corps of Engineers; U.S. Bureau of Reclamation; U.S. Navy; Federal Emergency Management Agency; U.S. Department of the Interior; U.S. Federal Aviation Administration; U.S. Department of Homeland Security
		City of Los Angeles, California; City of Lansing, Michigan; Michigan Department of Transportation; Oklahoma Department of Transportation; Colorado; City of Detroit, Michigan; City of Portland, Oregon; King County, Washington; Boston, Massachusetts Water and Sewer Commission	Boeing Corporation; E.I. DuPont de Nemours and Company; Ford Motor Company; General Motors Corporation; Lowe's Company; Encana
Communications		Utah Telecommunications Open Infrastructure Agency ("UTOPIA")	Verizon Communications

Contracts

        Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Fiscal Year
Contract Type
	2007	2006	2005
Fixed-price	33.2%	33.5%	33.8%
Time-and-materials	45.6	43.0	47.7
Cost-plus	21.2	23.5	18.5

	100.0%	100.0%	100.0%

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

        Some contracts made with the federal government are subject to annual funding approval. Federal government agencies may impose spending restrictions that limit the continued funding of our existing contracts and may limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on us. All contracts made with the federal government may be terminated by the government at any time, with or without cause.

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

        Our contracts with the federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to: (1) identify and evaluate all activities that either contribute to, or have an impact on, proposed or incurred costs of government contracts; (2) evaluate the contractor's policies, procedures, controls and performance; and (3) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses compliance by us with Cost Accounting Standards ("CAS") and defective-pricing clauses found within the Federal Acquisition Regulations ("FAR"). The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

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

        In accordance with our corporate policies, we maintain controls to minimize any occurrence of fraud or other unlawful activities that could result in severe legal remedies, including the payment of damages and/or penalties, criminal and civil sanctions, and debarment. In addition, we maintain preventative audit programs and mitigation measures to ensure that appropriate control systems are in place.

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

Marketing and Business Development

        Our corporate management team establishes the scope and range of services we provide and our overall business strategy. Most business development activities are implemented through strong client relationships maintained by our technical or professional management staff. We believe that these personnel have the best understanding of client's needs and the effect of local or client-specific issues, laws and regulations. The professional staff holds frequent meetings with existing and potential clients, and federal, state or local agencies, gives presentations to civic and professional organizations and gives seminars on current technical topics. Essential to the effective development of business is access to the broader skill base throughout the technical and geographic network we provide. We continuously network to provide professional staff the opportunities to provide new services to existing clients and broaden our client base in core services.

        The centralized business development support group develops corporate marketing materials, market research, promotional and professional activities, including appearances at trade shows, direct mailings and public relations. For major focus areas of the company, we establish company wide initiatives that reinforce internal coordination, track development of new programs, and identify and coordinate collective resources for major bids and interdisciplinary services. We market throughout the organizations and service sectors we target, focusing on delivering solutions to their emerging programs and providing full services support. We continuously identify new markets that are consistent with our service offerings and develop and implement strategies to research, anticipate, and position for future procurements.

Acquisitions

        We have historically acquired a significant number of companies and we expect to make future acquisitions. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. All acquisitions require the approval of our Board of Directors, and those in excess of a certain size require the approval of our lenders. In fiscal 2007, we acquired the following companies or their assets to enhance our service offerings and expand our geographic presence.

Acquired Companies/Assets	Type of Purchase	Services
Gore Engineering, Inc.	Stock Purchase	Geotechnical engineering services
Murphy Engineering Group, LLC	Asset Acquisition	Land development and engineering services
Northern Ecological Associates, Inc.	Stock Purchase	Ecological services
Soil Testing Engineers, Inc.	Asset Acquisition	Geotechnical engineering services
The Delaney Group	Stock Purchase	Planning, development and construction services
Vector Colorado, LLC	Asset Acquisition	Mining consulting services
Vector Nevada, LLC	Asset Acquisition	Mining consulting services

        On October 1, 2007, we acquired the outstanding shares of ARD, Inc. ("ARD") which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional challenges. ARD manages large, complex international development projects for its clients, such as USAID, the United Nations and other government agencies. This acquisition represents a significant first step in our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world.

Competition

        The market for our services is generally highly competitive. We often compete with many other firms ranging from small regional firms to large international firms.

        We perform a broad spectrum of consulting, engineering and technical services across the resource management, infrastructure and communications segments. Services within these segments are provided to a client base that includes federal agencies, such as DoD, DOE, EPA, National Aeronautics and Space Administration ("NASA"), FAA, the U.S. Department of the Interior, and the U.S. Postal Service, state and local agencies, and the commercial sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The number of competitors for any one procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

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

Backlog

        As of fiscal 2007 year-end, our backlog was $1.3 billion, an increase of 19.8% from $1.1 billion as of fiscal 2006 year-end. We experienced backlog growth in our federal government business with the DoD due to increased funding on our Iraq and domestic contracts. We also received several large new orders with commercial and state and local clients. Further, our fiscal 2007 acquisitions contributed to our backlog growth, particularly on work related to alternative energy and, to a lesser extent, geotechnical consulting. We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately $900 million of the backlog as of fiscal 2007 year-end will be recognized as revenue when we perform the work in fiscal

2008. However, no assurance can be given that all amounts included in the backlog will ultimately be realized, even if evidenced by written contracts. For example, certain of our contracts with the federal government and other clients can be terminated at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize that revenue.

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

Seasonality

        We experience seasonal trends in our business. Our revenue is typically lower in the first half of our fiscal year, due primarily to the Thanksgiving, Christmas and, in certain years, New Year's holidays that fall within the first quarter. Many of our clients' employees, as well as our own employees, take vacations during these holidays. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth quarter of the fiscal year due to the federal government's fiscal year-end spending.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. Both policies provide adequate coverage for our business. When we perform work in higher risk, such as fixed-price remediation with insurance and UXO services, we obtain the necessary types of insurance coverages for such activities, as is usually required by our clients.

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

Employees

        As of September 30, 2007, we had over 7,800 total employees, including more than 7,200 full-time equivalent employees. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. As of September 30, 2007, we had 202 employees represented by 38 labor organizations. We consider the relationships with our employees to be good. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

Executive Officers of the Registrant

        The following table shows the name, age and position as of September 30, 2007 of each of our executive officers:

Name	Age	Position
Albert E. Smith	58
Chairman of the Board

		Mr. Smith has been a member of our Board since May 2005. He was named Chairman in March 2006 after having served as Vice Chairman since September 2005. Mr. Smith is a former member of the Secretary of Defense's Defense Science Board, serving from 2002 to 2005. He was an Executive Vice President of Lockheed Martin and President of its Integrated Systems & Solutions business until 2004. From 1999 to 2003 Mr. Smith was Executive Vice President of Lockheed Martin's Space Systems Company. Prior to that, Mr. Smith was President of Government Systems at Harris Corporation. He has also worked for the Central Intelligence Agency, where he received the Intelligence Medal of Merit. Mr. Smith also serves as a Director of the Curtiss-Wright Corporation, a diversified global provider of highly engineered products and services to the motion control, flow control and metal treatment industries.
Dan L. Batrack	49
Chief Executive Officer and Chief Operating Officer

		Mr. Batrack joined our predecessor in 1980, and was named Chief Executive Officer and a director in November 2005. Mr. Batrack held the positions of Executive Vice President and Chief Operating Officer ("COO") since October 2004, and he has retained the COO title. Mr. Batrack has served in numerous capacities over the last 27 years, including project scientist, project manager, operations manager, senior vice president and president of an operating unit. He has managed complex solutions for many small and Fortune 500 customers, both in the U.S and internationally. Mr. Batrack holds a B.A. degree in Business Administration from the University of Washington.
Sam W. Box	62
President

		Mr. Box joined us in March 2003 through our acquisition of Foster Wheeler Environmental Corporation ("FWEC"), and was named President in October 2004. As President, he is responsible for our project management process. Mr. Box has over 35 years of experience in engineering, construction and environmental services. He served as Chairman, President and Chief Executive Officer of FWEC from October 1994 to March 2003. He joined Foster Wheeler Ltd., the parent of FWEC, in 1993. Previously, Mr. Box was with Morrison Knudsen Corporation (now Washington Group International) for 17 years, where he headed the environmental division and held several other executive management positions. Mr. Box holds a B.S. degree in Civil Engineering from the University of California.
David W. King	51
Executive Vice President, Chief Financial Officer and Treasurer

		Mr. King joined us in November 2002 as Executive Vice President of Finance. He was named Chief Financial Officer and Treasurer in January 2003. Previously, Mr. King served as the Vice President of Finance and Operations at Walt Disney Imagineering in Los Angeles. From 1996 to 1999, he was the Vice President and Chief Financial Officer of the Asia Pacific region for Bechtel Group, Inc., based in Hong Kong. Prior to his position at Bechtel, Mr. King had a decade of professional experience with Price Waterhouse in Seattle, Los Angeles and Hong Kong, specializing in international transactions. Mr. King holds a B.A. degree in Business Administration from the University of Washington and is a Certified Public Accountant.

Richard A. Lemmon	48
Senior Vice President, Corporate Administration

		Mr. Lemmon joined our predecessor in 1981 in a technical capacity, and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. In 1990, he was promoted to Director of Administration. Mr. Lemmon was elected a Vice President in November 1995. He serves as our Risk Manager and is also responsible for Human Resources and facilities.
Mark A. Walsh	47
Senior Vice President, Market Development

		Mr. Walsh joined us in 1995 through the acquisition of our Tetra Tech EM, Inc. ("EMI") operating unit and was named Senior Vice President, Market Development in June 2007. He is responsible for identifying new market and service areas. He joined EMI in 1987 and has served as information systems manager, office manager, and operating unit president. Mr. Walsh was named a Senior Vice President in 2002 and also served as the President of our Technical Environmental Services Group. Previously, Mr. Walsh served as a consultant to government agencies with Booz Allen Hamilton. Mr. Walsh has more than 20 years of broad business development and program management expertise with commercial clients and many government customers, including the U.S. Department of Defense, U.S. Environmental Protection Agency, U.S. Department of Energy, and numerous state and local agencies. Mr. Walsh holds a B.S. degree in Environmental Resource Management and an M.P.A. in Public Administration from The Pennsylvania State University.
Steven M. Burdick	43
Senior Vice President, Corporate Controller

		Mr. Burdick was named Senior Vice President and Corporate Controller in March 2007. He joined us in April 2003 as Vice President, Management Audit, and was named Vice President, Controller in January 2004. Previously, Mr. Burdick served as the Executive Vice President and Chief Financial Officer for Aura Systems, Inc. From 2000 through 2002 he was the Chief Financial Officer for TRW Ventures. Prior to this, Mr. Burdick held the position of Senior Manager with Ernst & Young LLP in Los Angeles. Mr. Burdick holds a B.A. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.
William R. Brownlie	54
Senior Vice President, President of Environmental Engineering and Consulting

		Dr. Brownlie was named Senior Vice President and President of the Environmental Engineering and Consulting Group on December 1, 2005. He joined our predecessor in 1981 and was named a Senior Vice President in December 1993. He has been a Vice President since 1988. For the past year, Dr. Brownlie managed one of our water consulting business units. Previously, Dr. Brownlie managed various business units and programs focusing on water resources and environmental services, including work with the U.S. Army Corps of Engineers, the U.S. Air Force, the U.S. Department of the Interior's Bureau of Reclamation, and the U.S. Department of Energy. Dr. Brownlie is a registered Professional Engineer and has a strong technical background in water resources. He holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Donald I. Rogers, Jr.	63
Senior Vice President, President of Remediation and Construction

		Mr. Rogers was named Senior Vice President and President of the Remediation and Construction Group on December 1, 2005. He joined us in March 2003 in connection with our acquisition of FWEC, which is currently known as Tetra Tech EC, Inc. ("ECI"). Mr. Rogers joined ECI in December 1992 and currently serves as its President. He has more than 32 years of experience in engineering and construction, including management responsibility for divisions performing environmental restoration and hazardous waste site remediation programs in 40 states and international locations. Mr. Rogers was previously Vice President of Enserch Development Corporation and Vice President of Ebasco Constructors. He earned a B.A. in Economics from the University of Bridgeport, an M.A. in Economics from the New School for Social Research, and an Advanced Executive M.B.A. from the Wharton School of Business at the University of Pennsylvania.
Douglas G. Smith	58
Senior Vice President, President of Infrastructure Services

		Mr. Smith was named Senior Vice President and President of the Infrastructure Group on November 18, 2005. He has nearly 35 years of infrastructure industry experience focused on water infrastructure engineering. Mr. Smith joined us from MWH Global, Inc., where he was Senior Vice President of Strategic Planning. He spent the previous 24 years, from 1980 to 2004, at Black & Veatch, where he was promoted to President of the Europe Water Division. While at Black & Veatch, Mr. Smith focused on large program business development and acquisition integration. From 1976 to 1979, Mr. Smith was an adjunct professor Civil Engineering at the University of Colorado, Boulder, and director of Public Utilities for the City of Boulder. Mr. Smith holds a B.S. in Engineering from Kansas State University, an M.S. in Civil Engineering from the University of Colorado, and a J.D. from the University of Denver.
Patrick D. Haun	47
Senior Vice President, President of Systems Support and Security

		Mr. Haun was named Senior Vice President and President of the Systems Support and Security Group on December 1, 2005. He joined us in August 2003 in connection with the acquisition of our Engineering Management Concepts, Inc. ("EMC") subsidiary, and currently serves as President of EMC. Mr. Haun joined EMC in 1985 and has supported major federal clients including the U.S. Navy and other branches of the U.S. Department of Defense. He has managed groups that provide engineering and program management support in the areas of computer system design, analysis and integration; systems engineering and logistics; modeling and simulation; and weapons test range support. Mr. Haun formerly worked for Gearhart Industries. He earned a B.S. in Electrical Engineering from Iowa State University.
Janis B. Salin	54
Vice President, General Counsel and Secretary

		Ms. Salin joined us in February 2002 and was named Vice President and General Counsel in November 2002. She was elected Secretary in November 2003. For the prior 17 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie (which was merged into Bingham McCutchen LLP in July 2003), and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Craig L. Christensen	54
Vice President, Chief Information Officer

		Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. subsidiary, and was named Vice President in November 2002. Mr. Christensen is responsible for our information services and technologies, including the implementation of our enterprise resource planning ("ERP") system and management of our shared service organization. Previously, Mr. Christensen held positions at the NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.
Michael A. Bieber	39
Vice President, Corporate Development

		Mr. Bieber joined us in 1996 and was named Vice President, Corporate Development in November 2005. He is responsible for driving strategic growth through the leadership of our mergers and acquisitions program. He also oversees our investor relations function. Mr. Bieber has been instrumental in directing corporate development and investor relations efforts since 2000. From 1996 to 2000, he was a proposal manager in our corporate marketing group. From 1994 to 1996, Mr. Bieber served as a strategic business development consultant to large defense, infrastructure, and environmental firms at CRC, Inc. and its successor. Prior to that, Mr. Bieber worked for IT Corporation (now The Shaw Group, Inc.), where he served as project manager and engineer on government nuclear and petrochemical projects. Mr. Bieber holds a B.S. degree in Civil Engineering from the Tennessee Technological University.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our quarterly and annual revenue, expenses and operating results may fluctuate significantly

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

  •
  Threatened or pending litigation;

  •
  The impairment of our goodwill or identifiable intangible assets;

  •
  Changes in accounting rules; and

  •
  General economic or political conditions.

        Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter, result in net losses, and have a negative effect on the price of our stock.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

        In fiscal 2007, we derived approximately 64.1% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. The following agencies generated 43.9% of our revenue, net of subcontractor costs, in fiscal 2007: 29.4% from the DoD, 5.3% from the EPA, 2.1% from the DOE, and 7.1% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, a number of factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

  •
  Re-competes of government contracts;

  •
  The timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;

  •
  Curtailment of the use of government contracting firms;

  •
  Delays associated with a lack of a sufficient number of government staff to oversee contracts;

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

        Revenue under contracts with the DoD represented approximately 29.4% of our revenue, net of subcontractor costs, in fiscal 2007, as noted above. In fiscal 2007, we experienced an increase in revenue for project management reconstruction services in Iraq compared to fiscal 2006. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue

        In years when the U.S. government does not complete its budget process before the end of its fiscal year on September 30th, government operations are typically funded by means of a "continuing resolution" that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor

        We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with the FAR, the Truth in Negotiations Act, the CAS and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review, and audit a government contractor's performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. Government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significant reduce or eliminate our profits

        Government contracts are awarded through a regulated procurement process. The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity ("IDIQ") contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Our government contracts may give the government the right to modify, delay, curtail or terminate our contracts at their convenience at any time prior to their completion and, if we do not replace these contracts, then we may suffer a decline in revenues

        Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail or terminate contracts and subcontracts at their convenience any time prior to their completion. Any decision by a government client to modify, delay, curtail or terminate our contracts at their convenience may result in a decline in revenues.

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

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits

        To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

  •
  The application of the "percentage-of-completion" method of accounting, and revenue recognition on contracts, changes orders and contract claims;

  •
  Provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

  •
  Provisions for income taxes and related valuation allowances;

  •
  Value of goodwill and recoverability of other intangible assets;

  •
  Valuations of assets acquired and liabilities assumed in connection with business combinations;

  •
  Valuation of employee benefit plans;

  •
  Valuation of stock-based compensation expense; and

  •
  Accruals for estimated liabilities, including litigation and insurance reserves.

        Our actual results could differ from those estimates, which may significantly reduce or eliminate our profits.

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenue and profits

        We account for most of our contracts on the percentage-of-completion method of accounting. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated.

Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability

        Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors. These facts include market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

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

        In addition, our acquisition strategy may divert management's attention away from our existing businesses, result in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

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

Adverse resolution of an Internal Revenue Service ("IRS") or other tax authority examination process may harm our financial results

        We are currently under examination by the IRS for fiscal years 1997 through 2004. During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001. We protested the position in the letter and began the IRS appeals process in January of 2007. We are also currently under examination by the California Franchise Tax Board ("FTB") for fiscal years 2001 through 2003. Subsequent to our year end, we received an Audit Issue Presentation Sheet ("AIPS") related to fiscal 2001 through 2003. We have protested the position in the AIPS.

        One major issue raised by the IRS and the FTB relates to the research and experimentation credits ("R&E Credits") that we claimed during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS and/or the FTB determine that the amount of R&E credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made. This may have a material adverse effect on our financial results but no material impact on our liquidity. Another issue raised by the IRS relates to our tax accounting method for revenue recognition. While resolution of this matter may shift the timing of tax payment, as this is a temporary difference, there should be no material impact on our financial results upon resolution of this issue.

If we do not successfully complete the implementation of our ERP system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

        In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management. During fiscal 2007, we converted several of our large operating units to our ERP system, and plan to complete the conversion process in fiscal 2008. In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data. During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash. Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

        In addition, we rely on third-party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operation.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

        Our backlog as of September 30, 2007 was $1.3 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

        Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of September 30, 2007, our goodwill was $181.0 million and other intangible assets were $5.2 million. If any of our goodwill or other intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce our profit. Refer to the "Notes to Consolidated Financial Statements" in Item 8.

Our international operations expose us to risks such as different business cultures, laws and regulations

        During fiscal 2007, we derived approximately 0.9% of our revenue, net of subcontractor costs, from international clients. The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, we need to understand prior to signing a contract international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

        We routinely enter into subcontracts, and occasionally teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our business partners fulfill their contractual obligations satisfactorily. If any of our business partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for our business-partners' shortfall. If we are unable to adequately address our business partners' performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected

        We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized.

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

        In fiscal 2007, we derived approximately 35.0% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

  •
  Our announcements or our competitors' announcements of significant events, including acquisitions;

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

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

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

Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects

        Many of our clients require bid bonds and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain federal or state contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

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

Force majeure events, including natural disasters and terrorists' actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows

        Force majeure events, including natural disasters, such as Hurricane Katrina that affected the Gulf Coast in August 2005, and terrorist attacks, such as those that occurred in New York and Washington D.C. on September 11, 2001, could negatively impact the economies in which we operate by causing the closure of offices, interrupting active client projects and forcing the relocation of employees. Further, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position

        Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection would adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters is located in Pasadena, California. This facility contains approximately 68,000 square feet of office space. Most of our properties are leased in approximately 220 office locations in the United States. We own facilities located in Gloversville, New York; Casper, Wyoming;

and Shreveport, Louisiana that are all used for operations. In total, our facilities contain approximately 2.2 million square feet of office space. Our significant lease agreements expire at various dates through 2015. We also lease a number of warehouse and laboratory space and rent additional office space on a month-to-month basis.

        We believe that our current facilities are adequate for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise. None of our facilities are individually material to our operations.

Item 3.    Legal Proceedings

        We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. Management's opinion is that the resolution of our current claims will not have a material adverse effect on our financial position, results of operations or cash flows.

        We have concluded our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America ("ZCA"). On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation. As a result of this Order, we reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced selling, general and administrative expense by that amount in the first half of fiscal 2007. There are no remaining contingencies relating to this matter.

        On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers. We were also named as a nominal defendant in this action. The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief. The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006. As reported in that Form 10-Q, we recorded a pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants. The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants filed a demurrer. On October 19, 2007, the court sustained the demurrer with leave to amend. Management believes that this lawsuit is without merit and no litigation charges have been recorded.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 2,506 stockholders of record as of November 19, 2007. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal Year 2007:
First quarter	$18.99	$16.70
Second quarter	19.44	16.50
Third quarter	23.40	18.51
Fourth quarter	23.64	18.44
Fiscal Year 2006:
First quarter	$17.24	$14.76
Second quarter	19.17	15.28
Third quarter	20.37	16.77
Fourth quarter	18.30	15.18

        We have not paid any cash dividends since our inception and do not intend to pay any cash dividends on its common stock in the foreseeable future. Our Credit Agreement restricts the extent to which cash dividends may be declared or paid.

Stock-Based Compensation Plans

        Information regarding our stock-based compensation awards outstanding and available for future grants as of September 30, 2007 is presented in the "Notes to Consolidated Financial Statements" in Item 8.

Stock Purchases

        None.

Item 6.    Selected Financial Data

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Fiscal Year Ended
Statements of Operations Data	September 30, 2007(1),(5)	October 1, 2006(2),(5)	October 2, 2005	October 3, 2004(3)	September 28, 2003(4)
Revenue	$1,553,888	$1,414,704	$1,279,531	$1,288,998	$1,034,295
Subcontractor costs	(540,973)	(456,063)	(368,629)	(341,517)	(237,205)

Revenue, net of subcontractor costs	1,012,915	958,641	910,902	947,481	797,090
Other contract costs	(812,270)	(776,768)	(758,554)	(791,560)	(633,783)

Gross profit	200,645	181,873	152,348	155,921	163,307
Selling, general and administrative expenses	(114,348)	(112,378)	(120,635)	(98,618)	(82,605)
Impairment of goodwill and other intangible assets(6)	—	—	(105,612)	—	—

Income (loss) from operations	86,297	69,495	(73,899)	57,303	80,702
Interest expense—net	(2,290)	(5,098)	(11,165)	(9,664)	(8,940)
Loss on retirement of debt	(4,226)	—	—	—	—

Income (loss) from continuing operations before income tax (expense) benefit	79,781	64,397	(85,064)	47,639	71,762
Income tax (expense) benefit	(33,437)	(27,933)	11,026	(19,532)	(28,897)

Income (loss) from continuing operations	46,344	36,464	(74,038)	28,107	42,865
Income (loss) from discontinued operations, net of tax(7)	9	140	(25,431)	(4,365)	6,494

Income (loss) before cumulative effect of accounting change	46,353	36,604	(99,469)	23,742	49,359
Cumulative effect of accounting change(8)	—	—	—	—	(114,669)

Net income (loss)	$46,353	$36,604	$(99,469)	$23,742	$(65,310)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.80	$0.64	$(1.30)	$0.50	$0.78
Income (loss) from discontinued operations, net of tax	—	—	(0.45)	(0.08)	0.12
Cumulative effect of accounting change	—	—	—	—	(2.09)

Net income (loss)	$0.80	$0.64	$(1.75)	$0.42	$(1.19)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$0.63	$(1.30)	$0.49	$0.77
Income (loss) from discontinued operations, net of tax	—	—	(0.45)	(0.08)	0.12
Cumulative effect of accounting change	—	—	—	—	(2.06)

Net income (loss)	$0.79	$0.63	$(1.75)	$0.41	$(1.17)

Weighted average common shares outstanding:
Basic	57,948	57,376	56,736	55,969	54,766

Diluted	58,553	57,892	56,736	57,288	55,782

	Fiscal Year Ended
Balance Sheet Data(9)	September 30, 2007(1),(5)	October 1, 2006(2),(5)	October 2, 2005	October 3, 2004(3)	September 28, 2003(4)
Working capital	$194,375	$150,313	$121,614	$144,829	$160,780
Total assets	847,487	701,679	648,135	808,507	703,232
Long-term obligations, excluding current portion	81,080	57,608	74,185	92,346	107,463
Stockholders' equity	415,703	354,803	304,616	397,500	358,205

(1)
Includes the results of operations and financial positions of Vector Colorado, LLC (acquired January 12, 2007), Soil Testing Engineers, Inc. (acquired January 26, 2007), Vector Nevada, LLC (acquired March 5, 2007), Delaney Group (acquired April 16, 2007), Gore Engineering, Inc. (acquired September 7, 2007), Murphy Engineering Group, LLC (acquired September 17, 2007), and Northern Ecological Associates, Inc. (acquired September 24, 2007) from their acquisition dates.

(2)
Includes the results of operations and financial positions of two small engineering companies (acquired January 2, 2006) from their acquisition dates.

(3)
Includes the results of operations and financial positions of Advanced Management Technology, Inc. (acquired March 5, 2004) from its acquisition date.

(4)
Includes the results of operations and financial positions of Foster Wheeler Environmental Corporation and Hartman Consulting Corporation (collectively acquired March 7, 2003) and Engineering Management Concepts, Inc. (acquired July 31, 2003) from their respective acquisition dates.

(5)
Includes pre-tax stock-based compensation expense of $5.8 million ($3.5 million, net of tax) and $4.8 million ($4.3 million, net of tax) in fiscal 2007 and 2006, respectively, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

(6)
Represents a non-cash goodwill impairment charge related to infrastructure segment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(7)
Reflects tax expense of $0.1 million, tax benefit of $1.0 million, $16.1 million and $2.8 million, and tax expense of $4.4 million, in fiscal 2007, 2006, 2005, 2004 and 2003, respectively.

(8)
Represents a transitional goodwill impairment charge related to our communications segment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(9)
Includes both continuing and discontinued operations as of the end of each reporting period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a leading provider of consulting, engineering, construction and technical services focused on resource management and infrastructure. We serve our clients by defining problems and developing innovative and cost-effective solutions. Our solution usually begins with a scientific evaluation of the problem, one of our differentiating strengths. This solution may span the life cycle of a project, which includes research and development, applied science and technology, engineering design, program management, construction management, construction, and operations and maintenance.

        Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions. We expect to focus on internal growth, and to continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of fiscal 2007 year-end, we had over 7,200 full-time equivalent employees worldwide, located primarily in North America in approximately 220 office locations.

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

        We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector
	2007	2006	2005
Federal government	43.9%	46.7%	46.7%
State and local government	20.2	17.5	17.9
Commercial	35.0	35.1	35.1
International	0.9	0.7	0.3

	100.0%	100.0%	100.0%

        We managed our business in three reportable segments in fiscal 2007: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning and alternative energy. Our infrastructure segment provides engineering, systems integration, program management, and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure. Our communications segment provides engineering, permitting, site acquisition, and construction management services.

        During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure. Throughout fiscal 2007, we consolidated several of our operating units under common management structure, information system and back-office functions. These changes have had no impact on our operating segment structure to date. As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business. In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business. The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients. We continue to assess our operating and management structure, including the alignment of our wired business operating units. Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

        The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment
	2007	2006	2005
Resource management	63.1%	62.7%	63.1%
Infrastructure	32.6	32.7	33.1
Communications	4.3	4.6	3.8

	100.0%	100.0%	100.0%

        Our services are provided under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Fiscal Year
Contract Type
	2007	2006	2005
Fixed-price	33.2%	33.5%	33.8%
Time-and-materials	45.6	43.0	47.7
Cost-plus	21.2	23.5	18.5

	100.0%	100.0%	100.0%

        Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method. Under this method, revenue is recognized in the ratio that contract costs incurred bear to total estimated costs. Revenue and profit on these contracts are subject to revisions throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

        In the course of providing our services, we routinely subcontract services. Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and generally accepted accounting principles ("GAAP") in the United States, are included in our revenue. Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends. Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

        For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue. Organic revenue includes revenue from small acquisitions that are reported as part of our existing operating units.

        Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel. Professional compensation represents the majority of these costs. Our selling, general and administrative ("SG&A") expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters' costs related to the executive offices, finance, accounting, administration and information technology. In addition, we include stock-based compensation, depreciation of property and equipment as well as amortization of identifiable intangible assets in SG&A. Most of these costs are unrelated to specific client projects and can vary as expenses are incurred to support corporate activities and initiatives.

        Our revenue, expenses and operating results may fluctuate significantly from year to year as a result of numerous factors, including:

  •
  Unanticipated changes in contract performance that may effect profitability, particularly with contracts that are fixed-price or have funding limits;

  •
  The seasonality of the spending cycle of our public sector clients, notably the federal government, the spending patterns of our commercial sector clients, and weather conditions;

  •
  Budget constraints experienced by our federal, state and local government clients;

  •
  Acquisitions or the integration of acquired companies;

  •
  Divestiture or discontinuance of operating units;

  •
  Employee hiring, utilization and turnover rates;

  •
  The number and significance of client contracts commenced and completed during a period;

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

        We experience seasonal trends in our business. Our revenue is typically lower in the first half of our fiscal year, due primarily to Thanksgiving, Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holidays. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer that result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the federal government's fiscal year-end spending.

BUSINESS TREND ANALYSIS

        General.    Our business continues to grow as we focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets. In fiscal 2007, we experienced broad-based revenue growth of 9.8% from acquisitive and organic revenue compared to last year. We made seven strategic acquisitions in fiscal 2007 and one in the first quarter of fiscal 2008.

        Federal Government.    Our overall federal government business experienced revenue growth of 5.5% compared to last year. This growth was driven primarily by continued increased activity on our Iraq and domestic projects with the DoD, and increased procurement activity under a NASA contract. However, this growth was partially offset by decreased revenue that resulted from the completion of certain large contracts with the DOE and reduced workload with the EPA and the FAA. We believe that the reduced workload resulted primarily from the federal budget impasse, as well as the allocation of federal funds to projects in Iraq and Afghanistan. Our EPA workload also declined because of the slowdown in requests for disaster relief, emergency response and recovery services. We anticipate that our federal government business will experience moderate growth in fiscal 2008 due primarily to our increased work with the USAID associated with our recent acquisition of ARD, increased BRAC spending and the potential continuation of reconstruction projects in Iraq. This growth may be partially offset by a continuing reduction of activity on our DOE and EPA projects and/or a potential decrease in activity in Iraq.

        State and Local Government.    Our state and local government business experienced strong revenue growth of 30.6% compared to last year. This growth resulted primarily from increased funding under a few large water and infrastructure contracts. To a lesser extent, our acquisitions contributed approximately one third of our revenue growth. Many states have experienced budget surpluses in recent years due to stable financial conditions, and voters in several states have approved infrastructure bond measures. Consequently, we anticipate that new infrastructure projects will be funded during 2008, and that our state and local government business will experience moderate growth in fiscal 2008.

        Commercial.    Our commercial business experienced revenue growth of 6.7% compared to last year. This growth was driven primarily by increased activity on projects related to alternative energy and, to a lesser extent, geotechnical consulting services associated with our fiscal 2007 acquisitions. Our utility licensing projects also contributed to the growth. We anticipate that our commercial business will experience moderate growth in fiscal 2008.

ACQUISITIONS AND DIVESTITURES

        Acquisitions.    We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies. Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy, as well as on our results of business operations. Generally, we proceed with an acquisition if we believe that it will have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and our securities, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service. These factors will likely contribute to a purchase price that results in a recognition of goodwill and other identifiable intangible assets.

        In fiscal 2005, we made no acquisitions. In fiscal 2006, we acquired the net assets of two engineering companies that have been reported as part of an existing operating unit in our infrastructure segment. The purchase prices consisted of cash and notes payable, and the acquisitions were accounted for as purchases.

        In the third quarter of fiscal 2007, we acquired (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, "The Delaney Group" or "DGI"). DGI provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. This acquisition enables us to provide a wider range of service to our current and prospective wind energy clients, as DGI offers complementary capabilities and customer relationships. In fiscal 2007, we also acquired (i) certain assets of Vector Colorado, LLC ("VCL"), Vector Nevada, LLC ("VNL"), Soil Testing Engineers Inc. ("STE") and Murphy Engineering Group, LLC ("MEG"), and (ii) the outstanding shares of Gore Engineering, Inc. ("GEI") and Northern Ecological Associates, Inc. ("NEA"). The purchase prices consisted of initial cash payments and, over a four-year period from their respective acquisition dates, guaranteed deferred cash payments, and/or contingent earn-out upon achievement of certain financial objectives. All of the above acquisitions have been accounted for as purchases. DGI has been reported as a separate operating unit in our resource management segment. MEG has been reported as part of an existing operating unit in our infrastructure segment, and the other fiscal 2007 acquisitions have been reported as part of our existing operating units in our resource management segment. None of the fiscal 2006 and 2007 acquisitions were considered material, individually or in the aggregate, as they did not have a material impact on our financial position, results of operations or cash flows for the respective reporting periods.

        On October 1, 2007, we acquired the outstanding shares of ARD which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional challenges. ARD manages large, complex international development projects for its clients, such as USAID, the United Nations and other government agencies. This acquisition represents a significant first step in our international expansion, as it increases our professional workforce in new geographic areas and technical specialties around the world. The initial purchase price consisted of cash, and is subject to adjustment based upon the final determination of the net assets acquired. ARD has over 730 employees and is an operating unit in our resource management segment.

        Divestitures.    In fiscal 2005, we sold eXpert Wireless Solutions, Inc. ("EWS"), an operating unit in our communications segment. In fiscal 2006, we sold Vertex Engineering Services, Inc. ("VES") and Tetra Tech Canada Ltd. ("TTC"), operating units in our resource management and communications segments, respectively. Further, in fiscal 2006, we ceased all revenue producing activities for Whalen & Company, Inc. ("WAC"), an operating unit in our communications segment. Accordingly, these four operating units have been reported as discontinued operations for all reporting periods. The following discussions generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations. In fiscal 2007, discontinued operations did not report any revenue. In fiscal 2006 and 2005, the discontinued operations generated $9.7 million and $74.5 million of revenue, respectively.

        To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may continue to divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.

RESULTS OF OPERATIONS

        Overall, our results for fiscal 2007 improved as compared to fiscal 2006 due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence. Our income from continuing operations increased 27.1% compared to last year, and diluted earnings per share from continuing operations grew by 25.4%. We continued to see increased revenue from all client sectors, particularly from our reconstruction and UXO projects in Iraq, increased project execution activities under a few large projects with state and local government clients, and alternative energy projects associated with our DGI acquisition. Our contract costs did not increase as much as our revenue, primarily as a result of cost reductions related to improved project performance, overhead cost control and contract risk management process. Our SG&A expenses increased as we incurred higher marketing and business development costs to drive our business growth, pursued complementary acquisitions, integrated acquired companies, and continued to implement our ERP system. Our fiscal 2007 SG&A expenses also reflected a reversal of $5.7 million of litigation liabilities related to ZCA. In fiscal 2006, we recognized a one-time stock-based compensation charge of $2.3 million as an SG&A expense, which resulted from our review of stock option granting practices. Our results for fiscal 2007 included an aggregate charge of $4.2 million related to the early retirement of debt.

Fiscal 2007 Compared to Fiscal 2006

Consolidated Results

	Fiscal Year Ended
			Change
	September 30, 2007	October 1, 2006
			$	%
	($ in thousands)

Revenue	$1,553,888	$1,414,704	$139,184	9.8%
Subcontractor costs	(540,973)	(456,063)	(84,910)	(18.6)

Revenue, net of subcontractor costs	1,012,915	958,641	54,274	5.7
Other contract costs	(812,270)	(776,768)	(35,502)	(4.6)

Gross profit	200,645	181,873	18,772	10.3
Selling, general and administrative expenses	(114,348)	(112,378)	(1,970)	(1.8)

Income from operations	86,297	69,495	16,802	24.2
Interest expense—net	(2,290)	(5,098)	2,808	55.1
Loss on retirement of debt	(4,226)	—	(4,226)	(100.0)

Income from continuing operations before income tax expense	79,781	64,397	15,384	23.9
Income tax expense	(33,437)	(27,933)	(5,504)	(19.7)

Income from continuing operations	46,344	36,464	9,880	27.1
Income from discontinued operations, net of tax	9	140	(131)	(93.6)

Net income	$46,353	$36,604	$9,749	26.6%

        The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.2)	(81.0)

Gross profit	19.8	19.0
Selling, general and administrative expenses	(11.3)	(11.7)

Income from operations	8.5	7.3
Interest expense—net	(0.2)	(0.6)
Loss on retirement of debt	(0.4)	—

Income from continuing operations before income tax expense	7.9	6.7
Income tax expense	(3.3)	(2.9)

Income from continuing operations	4.6	3.8
Income from discontinued operations, net of tax	—	—

Net income	4.6%	3.8%

        Our revenue increased $139.2 million, or 9.8%, compared to last year. We experienced broad-based growth from organic and acquisitive revenue in all client sectors. Our federal government business continued to grow primarily as a result of increased activity on our Iraq and domestic projects with the DoD, and procurement activity under a NASA contract. This growth was, in large part, offset by the completion of certain large contracts with the EPA, DOE and other federal government clients. We experienced strong revenue growth in our state and local government business due primarily to increased funding and project execution activity under a few large water and infrastructure contracts. Revenue growth from our commercial clients was driven primarily by work related to alternative energy and, to a lesser extent, geotechnical consulting. Our fiscal 2007 acquisitions also contributed to our overall revenue growth.

        Our revenue, net of subcontractor costs, increased $54.3 million, or 5.7%, compared to last year for the reasons described above. The growth rate did not keep pace with our revenue growth due to higher subcontracting requirements for certain federal government work, particularly our reconstruction and UXO projects in Iraq. Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements. In fiscal 2007, we also experienced higher subcontracting requirements from our state and local government clients, particularly under a large program management contract.

        Our other contract costs increased $35.5 million, or 4.6%, compared to last year. The increase resulted primarily from costs associated with our fiscal 2007 acquisitions and the support of organic revenue growth. The increase was partially offset by cost reductions that resulted from our continuing emphasis on enhancing project performance, overhead cost control and contract risk management. As a percentage of revenue, net of subcontractor costs, other contract costs decreased to 80.2% in fiscal 2007 compared to 81.0% in fiscal 2006. The percentage decrease resulted from the higher subcontracting requirements, and corresponding decrease in self-performed work, associated with our federal, state and local government projects as described above.

        Our gross profit increased $18.8 million, or 10.3%, compared to last year. The increase was driven by our business growth and the aforementioned contract cost reductions. As a percentage of revenue, net of subcontractor costs, gross profit improved to 19.8% in fiscal 2007 compared to 19.0% in fiscal 2006.

        Our SG&A expenses increased $2.0 million, or 1.8%, compared to last year. The increase resulted from the growth of our business and our investment in marketing and business development efforts. Further, we incurred additional costs as we pursued complementary acquisitions, integrated acquired companies and implemented our ERP system. In fiscal 2007, our SG&A expenses reflected the reversal of $5.7 million of litigation liabilities related to the ZCA claim. In fiscal 2006, we recognized a one-time stock-based compensation charge of $2.3 million that resulted from our review of stock option granting practices. As a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.3% and 11.7% in fiscal 2007 and 2006, respectively.

        Our net interest expense decreased $2.8 million, or 55.1%, compared to last year. In large part, the decrease was driven by lower average debt borrowings and a lower interest rate on our debt compared to last year. Borrowings under our credit facility and indebtedness under our senior secured notes averaged $55.1 million at a weighted average interest rate of 6.9% per annum in fiscal 2007, compared to $85.2 million at a weighted average interest rate of 7.6% per annum in fiscal 2006. The lower interest rate resulted primarily from the amendment of our credit facility terms and the retirement of our senior secured notes in fiscal 2007.

        In December 2006, we retired our senior secured notes and paid off the remaining principal balance of $72.9 million. In connection with this debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007. We reported an aggregate charge of $4.2 million as part of our income from continuing operations.

        Our income tax expense increased $5.5 million, or 19.7%, compared to last year due to higher pre-tax income. Our effective tax rate was 41.9% in fiscal 2007 compared to 43.4% in fiscal 2006.

        In fiscal 2007, we recognized an insignificant amount of income from discontinued operations and $0.4 million of gain, net of tax, related to one of the divestitures. In fiscal 2006, income from discontinued operations, net of tax was $0.1 million which includes a gain of $1.8 million, net of tax, related to the sale of a discontinued operation.

Results of Operations by Reportable Segment

Resource Management

	Fiscal Year Ended
			Change
	September 30, 2007	October 1, 2006
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$638,890	$601,059	$37,831	6.3%
Other contract costs	(510,941)	(488,041)	(22,900)	(4.7)

Gross profit	$127,949	$113,018	$14,931	13.2%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.0)	(81.2)

Gross profit	20.0%	18.8%

        Our revenue, net of subcontractor costs, increased $37.8 million, or 6.3%, compared to last year. This growth was driven in large part by increased activity on projects related to alternative energy and, to a lesser extent, geotechnical consulting services associated with our fiscal 2007 acquisitions. We also experienced organic growth in our state and local government business due to increased funding for a few large water and infrastructure projects. To a lesser extent, we experienced organic growth in our commercial business due to increased utility licensing, site assessment, and remediation and environmental projects. The growth was partially offset by the overall decline in federal government work in fiscal 2007. Although our work with the DoD increased as a result of our reconstruction and UXO projects in Iraq, our work with the DOE and the EPA declined due to the completion of a few large contracts and reduced funding, respectively.

        Our other contract costs increased $22.9 million, or 4.7%, compared to last year. For the most part, the increase tracked our increase in revenue, net of subcontractor costs. However, the increase was partially mitigated by cost reductions related to contract performance and overhead efficiency. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 81.2% in fiscal 2007 and 2006, respectively. The percentage decrease resulted from the higher subcontracting requirements, and corresponding decrease in self-performed work, associated with our federal, state and local government clients as described above.

        Our gross profit increased $14.9 million, or 13.2%, compared to last year for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit increased to 20.0% in fiscal 2007 compared to 18.8% in fiscal 2006.

Infrastructure

	Fiscal Year Ended
			Change
	September 30, 2007	October 1, 2006
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$330,061	$313,876	$16,185	5.2%
Other contract costs	(266,562)	(253,462)	(13,100)	(5.2)

Gross profit	$63,499	$60,414	$3,085	5.1%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.8)	(80.8)

Gross profit	19.2%	19.2%

        Our revenue, net of subcontractor costs, increased $16.2 million, or 5.2%, compared to last year. The increase resulted primarily from revenue growth in our federal government business, particularly on DoD projects and procurement activity under a NASA contract. We also experienced revenue growth with our commercial and international clients compared to last year.

        Our other contract costs increased $13.1 million, or 5.2%, compared to last year. The increase was consistent with our revenue growth as we continued to focus on contract performance and risk management. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.8% for both fiscal 2007 and 2006.

        Our gross profit increased $3.1 million, or 5.1%, compared to fiscal 2006 due to the increased revenue and the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 19.2% for both fiscal 2007 and 2006.

Communications

	Fiscal Year Ended
			Change
	September 30, 2007	October 1, 2006
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$43,964	$43,706	$258	0.6%
Other contract costs	(34,767)	(35,265)	498	1.4

Gross profit	$9,197	$8,441	$756	9.0%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.1)	(80.7)

Gross profit	20.9%	19.3%

        Our revenue, net of subcontractor costs, increased $0.3 million, or 0.6%, compared to last year. We experienced strong revenue growth from our state and local government clients due to increased funding for a large fiber-to-the-premises project. This growth was offset by the completion of a large project with a commercial client in fiscal 2007.

        Our other contract costs decreased $0.5 million, or 1.4%, compared to last year. The decrease resulted from improved contract execution and more profitable projects, which resulted in lower costs relative to revenue. As a percentage of revenue, net of subcontractor costs, other contract costs were 79.1% and 80.7% in fiscal 2007 and 2006, respectively.

        Our gross profit increased $0.8 million, or 9.0%, compared to last year for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 20.9% and 19.3% in fiscal 2007 and 2006, respectively.

Fiscal 2006 Compared to Fiscal 2005

Consolidated Results

	Fiscal Year Ended
			Change
	October 1, 2006	October 2, 2005
			$	%
	($ in thousands)

Revenue	$1,414,704	$1,279,531	$135,173	10.6%
Subcontractor costs	(456,063)	(368,629)	(87,434)	(23.7)

Revenue, net of subcontractor costs	958,641	910,902	47,739	5.2
Other contract costs	(776,768)	(758,554)	(18,214)	(2.4)

Gross profit	181,873	152,348	29,525	19.4
Selling, general and administrative expenses	(112,378)	(120,635)	8,257	6.8
Impairment of goodwill and other intangible assets	—	(105,612)	105,612	100.0

Income (loss) from operations	69,495	(73,899)	143,394	194.0
Interest expense—net	(5,098)	(11,165)	6,067	54.3

Income (loss) from continuing operations before income tax (expense) benefit	64,397	(85,064)	149,461	175.7
Income tax (expense) benefit	(27,933)	11,026	(38,959)	(353.3)

Income (loss) from continuing operations	36,464	(74,038)	110,502	149.2
Income (loss) from discontinued operations, net of tax	140	(25,431)	25,571	100.6

Net income (loss)	$36,604	$(99,469)	$136,073	136.8%

        The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 1, 2006	October 2, 2005
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(81.0)	(83.3)

Gross profit	19.0	16.7
Selling, general and administrative expenses	(11.7)	(13.2)
Impairment of goodwill and other intangible assets	—	(11.6)

Income (loss) from operations	7.3	(8.1)
Interest expense—net	(0.6)	(1.2)

Income (loss) from continuing operations before income tax (expense) benefit	6.7	(9.3)
Income tax (expense) benefit	(2.9)	1.2

Income (loss) from continuing operations	3.8	(8.1)
Income (loss) from discontinued operations, net of tax	—	(2.8)

Net income (loss)	3.8%	(10.9)%

        In fiscal 2006, revenue increased $135.2 million, or 10.6%, compared to fiscal 2005. The increase was due primarily to the growth in our federal government business with the DoD, EPA and DOE, particularly with work associated with reconstruction projects in Iraq, UXO, and environmental planning, compliance and remediation. This growth was partially offset by the reduced workload with the FAA and NASA. To a lesser extent, we experienced revenue growth in other businesses with commercial, state and local government, and international clients. The increase was in large part offset by the wind-down of the fixed-price civil construction projects and a funding delay for a large fiber-to-the-premises project.

        Revenue, net of subcontractor costs, increased $47.7 million, or 5.2%, in fiscal 2006, compared to fiscal 2005, for the reasons described above. In addition, we experienced higher subcontracting requirements due to a change in project mix in our federal government work, particularly with the reconstruction projects in Iraq. Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

        In fiscal 2006, other contract costs increased $18.2 million, or 2.4%, compared to fiscal 2005. The increase was due primarily to additional costs incurred to support revenue growth. In fiscal 2005, we recognized charges that were related to contract losses and an arbitration award against us in a contract dispute. In fiscal 2006, we did not incur these costs to the same extent as in fiscal 2005, due to our stronger emphasis on project and overhead cost controls and contract risk management. As a result, we improved the alignment of costs to our revenue base through significant reductions in project cost overruns and, to a lesser extent, overhead costs. As a percentage of revenue, net of subcontractor costs, other contract costs were 81.0% and 83.3% in fiscal 2006 and 2005, respectively.

        In fiscal 2006, gross profit increased $29.5 million, or 19.4%, compared to fiscal 2005. The increase resulted primarily from our focus on revenue growth, our exit from the fixed-price civil infrastructure construction business, contract risk management and overhead efficiency. In addition, in fiscal 2006, we experienced significantly lower contract charges. Further, we were not required to complete work without profit on previously recognized loss contracts to the same extent as in fiscal 2005. As a percentage of revenue, net of subcontractor costs, gross profit was 19.0% and 16.7% in fiscal 2006 and 2005, respectively.

        In fiscal 2006, SG&A expenses decreased $8.3 million, or 6.8%, compared to fiscal 2005. In fiscal 2005, we incurred significant bad debt expenses, lease exit costs, asset impairment charges, legal expenses and, to a lesser extent, charges related to the requirements of the Sarbanes-Oxley Act of 2002 and the amendment of our debt arrangements. These charges were not incurred, or were significantly lower, in fiscal 2006. However, we incurred higher ongoing SG&A expenses in fiscal 2006 compared to fiscal 2005 due to the growth of our business and an increase in marketing and business development costs. In addition, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") under which we recognized $4.8 million of stock-based compensation expense in fiscal 2006. Further, following a review of our stock option granting practices, we recorded an additional pre-tax non-cash stock-based compensation charge of $2.3 million related to continuing operations in fiscal 2006. As a percentage of revenue, net of subcontractor costs, SG&A expenses decreased to 11.7% in fiscal 2006 from 13.2% in fiscal 2005. Our SG&A expenses may continue to vary as we continue implementation of our ERP system and fund growth initiatives in fiscal 2007.

        Our results of operations for fiscal 2006 were impacted by the adoption of SFAS 123R, which requires us to recognize a non-cash expense related to the fair value of our stock-based compensation awards. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date require judgment, including estimates of stock price volatility, forfeiture rates and expected option life. We elected to use the modified prospective transition method of adoption, which requires us to include this stock-based compensation charge in our results of operations beginning in the first quarter of fiscal 2006 without adjusting the financial statements of prior periods. As a result of adopting SFAS 123R on October 3, 2005, our income from continuing operations for fiscal 2006 included a pre-tax charge of $4.8 million for stock-based compensation expense.

        In August 2006, we, along with the Audit Committee, commenced a voluntary review of past stock option grants and practices with the assistance of outside legal counsel. This review covered the timing and pricing of all stock option grants made under our stock option plans during fiscal years 1998 through 2006. Based upon information gathered during the review and advice received from outside counsel, the Audit Committee and the Board of Directors concluded that management did not engage in intentional or fraudulent misconduct in the granting of stock options. However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants were found to be erroneous and differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we recorded an additional pre-tax non-cash stock-based compensation charge of $3.2 million in our consolidated financial statements for fiscal 2006. This charge was computed pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), for all periods through October 2, 2005 and pursuant to SFAS 123R for fiscal 2006. The $3.2 million charge consisted of $2.3 million related to continuing operations and $0.9 million related to discontinued operations. We concluded that the respective charges resulting from the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for certain stock option grants were not material to any previously reported historical period, and the cumulative charge was not material to the current fiscal year. As such, this cumulative pre-tax charge of $3.2 million was recorded in the results of fiscal 2006 and the financial statements of prior periods were not restated.

        Due to several factors that arose or increased in significance in the second quarter of fiscal 2005, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction projects, we did not operate this business profitably. Accordingly, during that quarter, we made a strategic decision to change our business model and to no longer pursue fixed-price civil infrastructure construction projects. These projects include institutional, commercial and leisure facilities, and transportation and water infrastructure projects. Prior to this quarter, we had actively pursued and conducted business in the fixed-price civil infrastructure area, and had not been contemplating such a change. Further, we came to the conclusion that we were unwilling to absorb further operating losses or make additional investments necessary to return the operations to profitability when resources could be deployed in other areas that offered positive rates of return. The above-mentioned factors were the key triggers that led us to believe that the goodwill was likely impaired. Under SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142"), we were required to assess the impact of this decision by performing an interim impairment test. As a result of this test, we determined that the carrying amount of our goodwill was impaired and recorded an impairment charge of $105.0 million in our infrastructure segment in the second quarter of fiscal 2005. In addition, we recorded a $0.6 million impairment charge for the infrastructure segment identifiable intangible assets.

        In fiscal 2006, net interest expense decreased $6.1 million, or 54.3%, compared to fiscal 2005. Borrowings under our credit facility and indebtedness outstanding under our senior secured notes averaged $85.2 million at a weighted average interest rate of 7.6% per annum in fiscal 2006, compared to $143.6 million at a weighted average interest rate of 6.6% per annum in fiscal 2005. The decrease in net interest expense also resulted from interest income generated by short-term investments of cash and promissory notes received in connection with the sales of EWS, VES and TTC.

        In fiscal 2006, income tax expense increased $39.0 million, compared to fiscal 2005. The increase resulted primarily from the recognition of income in fiscal 2006 compared to the loss in fiscal 2005. Our effective tax rate increased to 43.4% in fiscal 2006 from 13.0% (benefit) in fiscal 2005. The change in the tax rate was due primarily to the non-deductibility of the majority of the goodwill impairment charge recognized in fiscal 2005 and, to a lesser extent, the SFAS 123R expense for incentive stock options incurred in fiscal 2006.

        In fiscal 2006, income from discontinued operations was $0.1 million, net of tax benefit of $1.0 million, compared to a loss of $25.4 million, net of tax benefit of $16.1 million in fiscal 2005. The loss in fiscal 2005 was partially offset by a gain of $2.4 million, net of tax benefit of $1.5 million, on the sales of discontinued operations. Discontinued operations generated $9.7 million and $74.5 million of revenue in fiscal 2006 and 2005, respectively.

Results of Operations by Reportable Segment

Resource Management

	Fiscal Year Ended
			Change
	October 1, 2006	October 2, 2005
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$601,059	$574,275	$26,784	4.7%
Other contract costs	(488,041)	(471,740)	(16,301)	(3.5)

Gross profit	$113,018	$102,535	$10,483	10.2%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 1, 2006	October 2, 2005
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(81.2)	(82.1)

Gross profit	18.8%	17.9%

        In fiscal 2006, revenue, net of subcontractor costs, increased $26.8 million, or 4.7%, compared to fiscal 2005. Overall, resource management experienced a broad-based growth in the core business. The increase resulted primarily from our federal government work with the DoD, DOE and, to a lesser extent, EPA. We also experienced growth in our international and state and local government work. Further, the growth in our commercial environmental management work for Fortune 500 clients contributed to the increase. This growth was offset by the wind-down of the fixed-price civil construction projects.

        In fiscal 2006, other contract costs increased $16.3 million, or 3.5%, compared to fiscal 2005. In large part, we incurred higher costs to support revenue growth. To a lesser extent, we experienced a change in our contract mix, which included a higher percentage of cost-plus contracts. This resulted in more contracts with relatively higher costs and lower profit margins. In fiscal 2005, we recognized contract losses for fixed-price construction-related work and an arbitration award against us in a contract dispute, all of which caused an increase in contract costs. We did not experience such costs at this level in fiscal 2006. As a percentage of revenue, net of subcontractor costs, other contract costs were 81.2% and 82.1% in fiscal 2006 and 2005, respectively.

        In fiscal 2006, gross profit increased $10.5 million, or 10.2%, compared to fiscal 2005 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 18.8% and 17.9% in fiscal 2006 and 2005, respectively.

Infrastructure

	Fiscal Year Ended
			Change
	October 1, 2006	October 2, 2005
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$313,876	$301,628	$12,248	4.1%
Other contract costs	(253,462)	(255,274)	1,812	0.7

Gross profit	$60,414	$46,354	$14,060	30.3%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 1, 2006	October 2, 2005
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.8)	(84.6)

Gross profit	19.2%	15.4%

        In fiscal 2006, revenue, net of subcontractor costs, increased $12.2 million, or 4.1%, compared to fiscal 2005. The increase resulted from the growth in our commercial business and, to a lesser extent, increased state and local government business within this segment. In addition, we experienced lower revenue in fiscal 2005 due to the closing and consolidation of our fixed-price civil infrastructure business. The increase in fiscal 2006 was partially offset by a decline in federal government work with the FAA and NASA.

        In fiscal 2006, other contract costs decreased $1.8 million, or 0.7%, compared to fiscal 2005. In fiscal 2005, we recognized additional contract costs on loss projects. In fiscal 2006, we did not experience these contract charges at the same level as in fiscal 2005 due to our increased emphasis on contract risk management and focus on reducing facility and personnel overhead costs. The decrease was partially offset by higher costs incurred to support revenue growth and, to a lesser extent, the impact of the change in our contract mix. Although our revenue from state and local projects increased, these projects typically have lower margins than federal government and commercial projects. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.8% and 84.6% in fiscal 2006 and 2005, respectively.

        In fiscal 2006, gross profit increased $14.1 million, or 30.3%, compared to fiscal 2005 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 19.2% and 15.4% in fiscal 2006 and 2005, respectively.

Communications

	Fiscal Year Ended
			Change
	October 1, 2006	October 2, 2005
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$43,706	$34,999	$8,707	24.9%
Other contract costs	(35,265)	(31,540)	(3,725)	(11.8)

Gross profit	$8,441	$3,459	$4,982	144.0%

        The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Fiscal Year Ended
	October 1, 2006	October 2, 2005
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.7)	(90.1)

Gross profit	19.3%	9.9%

        In fiscal 2006, revenue, net of subcontractor costs, increased $8.7 million, or 24.9%, compared to fiscal 2005. The increase resulted primarily from the change in our contract execution as we self-performed more work and subcontracted less. We also experienced revenue growth in fiscal 2006 from our commercial clients, which was consistent with the upturn in the U.S. economy. In fiscal 2005, we experienced a revenue reduction as we consolidated and closed facilities that performed fixed-price civil construction work. The overall increase in fiscal 2006 was partially offset by a decline in our state and local government business due to a funding delay for a large fiber-to-the-premises project that caused the postponement of virtually all work in the second half of the year.

        In fiscal 2006, other contract costs increased $3.7 million, or 11.8%, compared to fiscal 2005. The increase resulted primarily from higher costs incurred to support revenue growth and increased self-performance of contracts. During the first half of fiscal 2005, we incurred costs related to our exit from non-core businesses, including loss contract charges and lease impairment costs. These costs were not incurred in fiscal 2006. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.7% and 90.1% in fiscal 2006 and 2005, respectively.

        In fiscal 2006, gross profit increased $5.0 million, or 144.0%, compared to fiscal 2005 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 19.3% and 9.9% in fiscal 2006 and 2005, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

        Capital Requirements.    Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the Credit Agreement described below will be sufficient to meet our requirements for the next twelve months.

        Working Capital.    As of September 30, 2007, our working capital was $194.4 million, an increase of $44.1 million from $150.3 million as of October 1, 2006. Cash and cash equivalents totaled $76.7 million as of September 30, 2007, compared to $65.4 million as of October 1, 2006. The increase in working capital was due primarily to both acquisitive and organic growth, particularly with increased activity under our Iraq contracts.

        Operating and Investing Activities.    Net cash of $46.7 million was provided by operating activities in fiscal 2007, compared to $57.0 million in fiscal 2006. In large part, the decrease was driven by a $90.8 million increase in net accounts receivable (primarily unbilled receivables) that resulted from both acquisitive and organic growth as well as contract billing delays associated with the implementation of our ERP system. The decrease was partially mitigated by a $49.9 million increase in accounts payable that was associated with higher subcontracting requirements on our Iraq contracts and program management projects. To a lesser extent, the decrease was offset by higher net income and increased billing in excess of costs on uncompleted contracts that resulted from improved contract payment terms.

        Our net cash used in investing activities was $39.7 million in fiscal 2007, compared to $7.7 million in fiscal 2006. The increase resulted primarily by our net cash payments of $31.3 million for our six business acquisitions in fiscal 2007. Our capital expenditures were $13.1 million and $11.5 million in fiscal 2007 and 2006, respectively. The increase resulted primarily from the replacement of obsolete equipment and the investment required to support our business growth. The increase was partially offset by lower capitalized costs associated with the final phase of implementation of our ERP system.

        In accordance with SFAS No. 95, Statement of Cash Flows, we presented consolidated statements of cash flows that combined total cash flows for both continuing and discontinued operations. For fiscal 2007, net cash of $46.7 million was provided by operations, which was substantially from continuing operations. We expect the absence of cash flows from operating activities for the discontinued operations to have no material impact on our future liquidity and capital resources. The future cash flows to be provided by investing activities related to collections on notes receivable associated with the discontinued operations is approximately $10.2 million for fiscal 2008 through fiscal 2011.

        Debt Financing.    In March 2007, we entered into a Second Amended and Restated Credit Agreement ("Credit Agreement"). Under the Credit Agreement, our revolving credit facility

("Facility") was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012. As part of the Facility, we may request standby letters of credit up to the aggregate sum of $50.0 million. Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility. As of September 30, 2007, we had $71.0 million in borrowings under the Facility outstanding, and standby letters of credit under the Facility totaled $13.0 million.

        The Credit Agreement requires us to comply with various financial and operating covenants. Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA")) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. As of September 30, 2007, our consolidated leverage ratio was 0.96x, and our fixed charge coverage ratio was 2.68x. Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of September 30, 2007, we met all compliance requirements. We expect to be in compliance over the next 12 months.

        In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million ("Senior Notes") under a note purchase agreement that was amended in September 2001, April 2003, December 2004, May 2005 and March 2006 ("Note Purchase Agreement"). The Series A Notes, in the original amount of $92.0 million, were payable semi-annually and were to mature on May 30, 2011. The Series B Notes, in the original amount of $18.0 million, were payable semi-annually and were to mature on May 30, 2008. In December 2006, we retired the Senior Notes and paid off the remaining principal balance of $72.9 million. As part of the debt retirement, we incurred pre-payment premiums of $3.1 million and expensed deferred financing costs of $1.1 million.

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

        Tax Claims.    We are currently under examination by the IRS for fiscal years 1997 through 2004 and the FTB for fiscal years 2001 and 2003 related to R&E Credits. In addition, during fiscal 2002, the IRS approved our request to change the accounting method for income tax purposes for some of the businesses. In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim the R&E Credits and to claim refunds due under the newly approved accounting method. At the time the refund claims were filed, we were under examination by the IRS for those years. The claimed refunds are being held pending completion of the IRS examination. The estimated realizable refunds have been classified as Long-Term Income Tax Receivables on our consolidated balance sheets. During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001. We are protesting the position in the letter and began the IRS appeals process in January 2007. Subsequent to our year end, we received an AIPS from the FTB related to fiscal 2001 through 2003. We have protested the position in the AIPS. If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our liquidity in future periods.

        Contractual Obligations.    The following sets forth our contractual obligations, excluding interest, as of September 30, 2007:

	Principal Payments Due by Period
	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)

Long-term debt	$83,032	$2,957	$5,534	$74,541	$—
Capital lease	1,352	347	469	277	259
Operating lease	104,920	25,927	40,139	24,577	14,277

Total	$189,304	$29,231	$46,142	$99,395	$14,536

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements have been prepared in accordance with GAAP in the United States. The preparation of these financial statements required us to make assumptions and estimates about future events, and apply judgments that affected the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We based our assumptions, estimates and judgments on historical experience, current trends and other factors that management believed to be relevant at the time our consolidated financial statements were prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with GAAP in the United States. However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences may be material.

        Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements" included in Item 8. Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Revenue Recognition and Contract Costs

        We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. We recognize revenue for most of our contracts using the percentage-of-completion method based on contract cost incurred to date compared with total estimated contract cost. This method of revenue recognition requires us to prepare estimates to cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor productivity, and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in full in the period they are determined.

        In the ordinary course of business, and at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted contract revenue, costs and profit or loss. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, including unapproved change orders and claims, is reflected in the accounting period in which the facts that caused the revision become evident. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.

        Our revenues are derived primarily from fee-based professional and technical services under three major types of contracts: "fixed-price," "time-and-materials" and "cost-plus". Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates.

        Revenue for cost-reimbursement contracts are recorded as costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, that are subject to the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American Institute of Certified Public Accountants ("AICPA") SOP 81-1 or other appropriate accounting literature we apply the percentage of completion method.

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. Costs related to change orders are recognized when they are incurred. A change order is included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated.

        Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Claims are recognized when they are incurred. A claim is included in total estimated contract revenues, only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

        We have contracts with the U.S. government that contain provisions requiring compliance with the FAR and CAS. These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many state and local government agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by FAR and certain state and local agencies provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination. Federal government contracts are subject to the FAR and some state and local government agencies require audits, which are performed primarily by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may disallow certain incurred costs if it determines that we have improperly accounted for such costs in a manner inconsistent with the requirements of FAR and CAS. Historically, we have not had any material disallowed costs as a result of such audits. However, we can provide no assurance that DCAA audits will not result in material disallowances of incurred costs in the future.

Allowance for Uncollectible Accounts Receivable

        We record an allowance against our accounts receivable for those amounts that, in the future, may become uncollectible. We determine our estimated allowance for uncollectible amounts based on management's evaluation of the contracts involved and the financial condition of our clients. We regularly evaluate the adequacy of the allowance for doubtful accounts by considering the following factors:

  •
  Type of client—government agency or commercial sector;

  •
  Trends in actual and forecasted credit quality of the client, including delinquency and payment history;

  •
  General economic and particular industry conditions that may affect a client's ability to pay; and

  •
  Contract performance and our change order/claim analysis.

Insurance Matters, Litigation and Contingencies

        In the normal course of business, we are subject to certain contractual guarantees and litigation. Generally, such guarantees relate to project schedules and performance. Most of the litigation involves us as a defendant in contractual disagreements, workers' compensation, personal injury and other similar lawsuits. We maintain insurance coverage for various aspects of our business and operations. However, we have elected to retain a portion of losses that may occur through the use of various deductibles, limits and retentions under our insurance programs. This practice may subject us to some future liability for which we are only partially insured or are completely uninsured.

        In accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"), we record in our consolidated balance sheets amounts representing our estimated liability for claims and litigation. We utilize qualified actuaries and insurance professionals to assist in determining the level of reserves to establish for both claims that are known and have been asserted against us, as well as for claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations. Except as described below, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigations or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

        We have concluded our contract dispute with ZCA. On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation. As a result of this Order, we reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced selling, general and administrative expense by that amount in the first half of fiscal 2007. There are no remaining contingencies relating to this matter.

        On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers. We were also named as a nominal defendant in this action. The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief. The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006. As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three- and nine-months periods ended July 2, 2006 as a result of misdated option grants. The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants filed a demurrer. On October 19, 2007, the Court sustained the demurrer with leave to amend. Management believes that this lawsuit is without merit and no litigation charges have been recorded.

Goodwill

        SFAS 142 requires that we test our goodwill, at least annually, for potential impairment. Accordingly, we completed our annual testing of goodwill for impairment as of July 2, 2007 (i.e., the first day of our fiscal fourth quarter) which indicated that we had no impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The process of testing goodwill for impairment involves the determination of the fair value of our reporting units. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

        We utilize two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach, or approaches, is most applicable. The Income Approach utilizes the discounted cash flow ("DCF") method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise. The Market Approach is comprised of the guideline company and the similar transactions methods. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our fiscal 2007 and fiscal 2006 annual impairment tests, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

Income Taxes

        We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse.

Stock-Based Compensation

        On October 3, 2005, we adopted the fair value recognition provision of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended October 1, 2006, includes: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). Total stock-based compensation expense included in the consolidated statement of earnings for fiscal 2007 was $5.8 million ($3.5 million, net of tax). In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated.

        Prior to October 3, 2005, we applied APB 25, and related interpretations in accounting for stock-based compensation awards. For fiscal years prior to 2006, no stock-based compensation expense was recognized in the consolidated statements of earnings for stock options. In addition, we did not recognize any stock-based compensation expense related to our Employee Stock Purchase Plan ("ESPP"), as it was intended to be a plan that qualified under Section 423 of the Internal Revenue Code of 1986, as amended.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation of FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"), prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for us on October 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported, and presented separately, as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect that the adoption of FIN 48 will have a material impact on the financial position or results of operations.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is effective as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. SAB 108 did not have an impact on our results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We will implement the new standard effective September 29, 2008. We are currently evaluating the impact SFAS 157 may have on our financial statements and disclosures.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will implement the new standard effective September 29, 2008. We are currently evaluating whether we will elect the fair value measurement principles.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We currently utilize no material derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our Credit Agreement. We may borrow on our Facility, at our option, at either: (a) a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank's reference rate) plus a margin which ranges from 0.0% to 1.25% per annum or (b) a eurodollar rate plus a margin which ranges from 1.0% to 2.25% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty anytime prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 30, 2012, or earlier at our discretion upon payment in full of loans and other obligations.

        In the next 12 months, we anticipate repaying $3.3 million of our outstanding indebtedness of which $1.7 million relates to the guaranteed earn-out payment associated with the DGI acquisition and $1.6 million relates to other debt. Assuming we do repay the remaining $1.6 million ratably during the next 12 months and hold $71.0 million in borrowings under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.7 million when our average interest rate increases or decreases by 1% per annum. There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries as of September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 21, 2007

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2007	October 1, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,741	$65,353
Accounts receivable—net	437,315	346,543
Prepaid expenses and other current assets	28,496	21,757
Income tax receivable	—	5,063
Current assets of discontinued operations	304	865

Total current assets	542,856	439,581

PROPERTY AND EQUIPMENT:
Land and buildings	6,630	1,810
Equipment, furniture and fixtures	100,391	77,415
Leasehold improvements	10,738	8,798

Total	117,759	88,023
Accumulated depreciation and amortization	(63,382)	(56,033)

PROPERTY AND EQUIPMENT—NET	54,377	31,990

DEFERRED INCOME TAXES	12,342	12,909
INCOME TAXES RECEIVABLE	33,800	33,800
GOODWILL	180,952	158,581
INTANGIBLE ASSETS—NET	5,166	4,507
OTHER ASSETS	15,576	17,893
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$847,487	$701,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$154,560	$104,626
Accrued compensation	78,029	67,592
Billings in excess of costs on uncompleted contracts	55,172	41,345
Deferred income taxes	13,035	15,386
Income taxes payable	1,576	—
Current portion of long-term obligations	3,304	17,760
Other current liabilities	42,794	42,200
Current liabilities of discontinued operations	11	359

Total current liabilities	348,481	289,268

LONG-TERM OBLIGATIONS	81,080	57,608
OTHER LONG-TERM LIABILITIES	2,223	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of September 30, 2007 and October 1, 2006	—	—
Common stock—Authorized, 85,000 shares of $0.01 par value; issued and outstanding, 58,387 and 57,676 shares as of September 30, 2007 and October 1, 2006, respectively	584	577
Additional paid-in capital	280,022	265,444
Accumulated other comprehensive (loss) income	(37)	1
Retained earnings	135,134	88,781

TOTAL STOCKHOLDERS' EQUITY	415,703	354,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$847,487	$701,679

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
Revenue	$1,553,888	$1,414,704	$1,279,531
Subcontractor costs	(540,973)	(456,063)	(368,629)

Revenue, net of subcontractor costs	1,012,915	958,641	910,902
Other contract costs	(812,270)	(776,768)	(758,554)

Gross profit	200,645	181,873	152,348
Selling, general and administrative expenses	(114,348)	(112,378)	(120,635)
Impairment of goodwill and other intangible assets	—	—	(105,612)

Income (loss) from operations	86,297	69,495	(73,899)
Interest income	2,984	3,144	735
Interest expense	(5,274)	(8,242)	(11,900)
Loss on retirement of debt	(4,226)	—	—

Income (loss) from continuing operations before income tax (expense) benefit	79,781	64,397	(85,064)
Income tax (expense) benefit	(33,437)	(27,933)	11,026

Income (loss) from continuing operations	46,344	36,464	(74,038)
Income (loss) from discontinued operations, net of tax	9	140	(25,431)

Net income (loss)	$46,353	$36,604	$(99,469)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.80	$0.64	$(1.30)
Income (loss) from discontinued operations, net of tax	—	—	(0.45)

Net income (loss)	$0.80	$0.64	$(1.75)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$0.63	$(1.30)
Income (loss) from discontinued operations, net of tax	—	—	(0.45)

Net income (loss)	$0.79	$0.63	$(1.75)

Weighted average common shares outstanding:
Basic	57,948	57,376	56,736

Diluted	58,553	57,892	56,736

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Stockholders' Equity
Fiscal Years Ended October 2, 2005, October 1, 2006 and September 30, 2007
(in thousands)

	Exchangeable Stock		Common Stock
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
BALANCE AS OF OCTOBER 3, 2004	85	$1,426	56,305	$563	$243,490	$375	$151,646	$397,500
Comprehensive loss:
Net loss							(99,469)	(99,469)
Foreign currency translation adjustment						382		382

Comprehensive loss								(99,087)

Stock options exercised			302	3	2,714			2,717
Shares issued by Employee Stock Purchase Plan			308	3	3,144			3,147
Conversion of exchangeable stock	(85)	(1,426)	133	1	1,425			—
Tax benefit for stock options					339			339

BALANCE AS OF OCTOBER 2, 2005	—	—	57,048	570	251,112	757	52,177	304,616
Comprehensive income:
Net income							36,604	36,604
Foreign currency translation adjustment						(1)		(1)
Reclassification of foreign currency translation gain realized upon liquidation of discontinued operations						(755)		(755)

Comprehensive income								35,848

Stock-based compensation					6,563			6,563
Stock options exercised			435	5	4,629			4,634
Shares issued by Employee Stock Purchase Plan			193	2	2,327			2,329
Tax benefit for stock options					813			813

BALANCE AS OF OCTOBER 1, 2006	—	—	57,676	577	265,444	1	88,781	354,803
Comprehensive income:
Net income							46,353	46,353
Foreign currency translation adjustment						(38)		(38)

Comprehensive income								46,315

Stock-based compensation					5,763			5,763
Stock options exercised			711	7	7,546			7,553
Tax benefit for stock options					1,269			1,269

BALANCE AS OF SEPTEMBER 30, 2007	—	$—	58,387	$584	$280,022	$(37)	$135,134	$415,703

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,353	$36,604	$(99,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,723	12,696	16,321
Stock-based compensation	5,763	6,563	—
Excess tax benefits from stock-based compensation	(491)	(348)	—
Deferred income taxes	(1,785)	6,434	(19,542)
Write-off of unamortized debt financing costs	1,069	—	—
Provision for losses on contracts and related receivables	3,581	1,057	33,411
Impairment of goodwill and other assets	—	—	108,112
Gain on sale of discontinued operations	(414)	(2,061)	(930)
(Gain) loss on disposal of property and equipment	(732)	(307)	1,393
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(85,611)	(27,888)	9,940
Prepaid expenses and other assets	(6,110)	264	4,686
Accounts payable	44,813	9,849	(12,695)
Accrued compensation	10,416	15,747	(3,331)
Billings in excess of costs on uncompleted contracts	6,226	(7,266)	19,730
Other liabilities	1,969	(3,958)	(1,725)
Income taxes receivable/payable	7,906	9,644	(7,406)

Net cash provided by operating activities	46,676	57,030	48,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,141)	(11,546)	(9,791)
Payments for business acquisitions, net of cash acquired	(31,343)	(1,995)	(8,374)
Proceeds from sale of discontinued operations	3,901	5,184	500
Proceeds from sale of property and equipment	896	636	980

Net cash used in investing activities	(39,687)	(7,721)	(16,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(130,677)	(28,173)	(119,091)
Proceeds from borrowings under long-term obligations	128,000	10,000	60,000
Payment of deferred financing fees	(1,032)	—	—
Excess tax benefits from stock-based compensation	491	348	—
Net proceeds from issuance of common stock	7,617	7,008	5,863

Net cash provided by (used in) financing activities	4,399	(10,817)	(53,228)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,388	38,492	(21,171)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,353	26,861	48,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$76,741	$65,353	$26,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$6,564	$8,417	$10,974
Income taxes, net of refunds received	$27,852	$11,979	$(401)

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        Tetra Tech, Inc. and its wholly owned subsidiaries ("we," "us" or "our") is a leading provider of consulting, engineering, construction and technical services focused on resource management and infrastructure. We serve our clients by defining problems and developing innovative and cost-effective solutions. Our solution usually begins with a scientific evaluation of the problem, one of our differentiating strengths. This solution may span the life cycle of a project, which includes research and development, applied science and technology, engineering design, program management, construction management, and operations and maintenance.

2. Summary of Significant Accounting Policies

        Principles of Consolidation and Presentation—The consolidated financial statements include our accounts. Inter-company transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        Fiscal Year—We report results of operations based on 52 or 53-week periods ending near September 30 of each year. Fiscal years 2007, 2006 and 2005 each contained 52 weeks.

        Use of Estimates—The preparation of financial statements in conformity with GAAP in the United States requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in our consolidated balance sheets and statements of operations as well as related disclosures during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that was available at that time. Changes in facts and circumstances may cause us to revise their estimates.

        Revenue Recognition and Contract Costs—We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. We recognize revenue for most of our contracts using the percentage-of-completion method based on contract cost incurred to date compared with total estimated contract cost. This method of revenue recognition requires us to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor productivity, and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in full in the period in which they are determined.

        In the ordinary course of business, and at a minimum on a quarterly basis, we prepare updated estimates of our total forecasted contract revenue, costs and profit or loss. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, including unapproved change orders and claims, is reflected in the accounting period in which the facts that caused the revision become evident. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.

        Our revenues are derived primarily from fee-based professional and technical services under three major types of contracts: "fixed-price," "time-and-materials" and "cost-plus". Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts general represent the time spent by our professional staff at stated or negotiated billing rates.

        Revenue for cost reimbursable contracts are recorded as costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the provisions of SOP 81-1, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For time-and-material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts that are specifically described in the scope section of AICPA SOP 81-1 or other appropriate accounting literature, we apply the percentage of completion method.

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. Costs related to change orders are recognized when they are incurred. A change order is included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated.

        Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Claims are recognized when they are incurred. A claim is included in total estimated contract revenues only to the extent that contract costs related to the claim have been incurred, and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

        We have contracts with the U.S. government that contain provisions requiring compliance with the FAR and CAS. These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many state and local government agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by FAR and certain state and local agencies provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination. Federal government contracts are subject to the FAR and some state and local government agencies require audits, which are performed primarily by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may disallow certain incurred costs if it determines that we improperly accounted for such costs in a manner inconsistent with the requirements of FAR and CAS.

Historically, we have not had any material disallowed costs as a result of such audits. However, we can provide no assurance that DCAA audits will not result in material disallowances of incurred costs in the future.

        Allowance for Uncollectible Accounts Receivable—We reduce our accounts receivable by an allowance for amounts that are considered uncollectible. We determine an estimated allowance for uncollectible amounts based on management's evaluation of the contracts involved and the financial condition of our clients. We regularly evaluate the adequacy of the allowance for doubtful accounts by taking into consideration factors such as:

  •
  Type of client—government agency or commercial sector;

  •
  Trends in actual and forecasted credit quality of the client, including delinquency and payment history;

  •
  General economic and particular industry conditions that may affect a client's ability to pay; and

  •
  Contract performance and our change order/claim analysis.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses are expensed in the period incurred.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with initial maturities of 90 days or less.

        Property and Equipment—Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

        Long-Lived Assets—Our policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

        Goodwill and Intangibles—Goodwill consists of amounts paid for new business acquisitions in excess of the fair value of net assets acquired. Following an acquisition, we perform an analysis to value the acquired company's tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, customer relations, patents and other assets.

        SFAS 142 requires an annual test of goodwill for impairment at each of our reporting units. We perform our required annual assessment of goodwill annually on the first day of our fiscal fourth quarter. Prior to fiscal 2006, reporting units for purposes of this test were identical to our operating segments and consisted of resource management, infrastructure and communications. Beginning in fiscal 2006, our reporting units are the components one level below our operating segments. The annual impairment test is a two-step process. As the first step, we estimate the fair value of the reporting unit and compare that amount to the sum of the carrying values of the reporting unit's goodwill and other net assets. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compare the current implied fair value of the goodwill to the current carrying value of the goodwill and any resulting decrease is recorded as an impairment of goodwill.

        Stock-Based Compensation—On October 3, 2005 we adopted the fair value recognition provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended October 1, 2006, included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated. Total SFAS 123R compensation expense included in the consolidated statement of earnings for fiscal 2007 was $5.8 million ($3.5 million, net of tax) compared to $4.8 million ($4.3 million, net of tax) in fiscal 2006.

        Deferred Compensation—We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees that are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in Other Assets. Our obligation to participating employees is reflected in Other Long-Term Liabilities. All income and expenses related to the rabbi trust are reflected in our consolidated statement of operations.

        Income Taxes—We file a consolidated federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states and jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies.

        Earnings Per Share—Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares and the weighted average number of shares of exchangeable stock of a subsidiary (exchangeable shares) outstanding for the period. The exchangeable shares were non-voting and were exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for our common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding, the weighted average number of exchangeable shares, and dilutive potential common shares for the period. We include as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates.

        Concentration of Credit Risk—Financial instruments, that subject us to credit risk, consist primarily of cash and cash equivalents and net accounts receivable. We place our temporary cash investments with high credit quality financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 44% and 36% of accounts receivable was due from various agencies of the federal government as of September 30, 2007 and October 1, 2006, respectively. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses.

        Recently Issued Accounting Pronouncements—In June 2006, the FASB issued FIN 48 which interprets SFAS 109 and prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for us on October 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to our opening balance of retained earnings for that fiscal year, presented separately. We do not expect that the adoption of FIN 48 will have a material impact on our financial position or results of operations.

        In September 2006, the Securities and Exchange Commission issued SAB 108 which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is effective for us as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of October 1, 2007 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have an impact on our results of operations or financial position.

        In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We will implement the new standard effective September 29, 2008. We are currently evaluating the impact SFAS 157 may have on our financial statements and disclosures.

        In February 2007, the FASB issued SFAS 159 which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will implement the new standard effective September 29, 2008. We are currently evaluating whether we will elect the fair value measurement principles.

3. Accounts Receivable—Net

        Net accounts receivable consisted of the following as of September 30, 2007 and October 1, 2006:

	September 30, 2007	October 1, 2006
	(in thousands)

Billed	$243,525	$228,671
Unbilled	202,790	138,823
Contract retentions	11,127	8,156

Total accounts receivable—gross	457,442	375,650
Allowance for doubtful accounts	(20,127)	(29,107)

Total accounts receivable—net	$437,315	$346,543

Billings in excess of costs on uncompleted contracts	$55,172	$41,345

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the accounting cut-off date. Substantially all unbilled receivables as of September 30, 2007 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowances for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

        Billed accounts receivables related to federal government contracts were $95.5 million and $88.7 million as of September 30, 2007 and October 1, 2006, respectively. The federal government unbilled receivables were $104.5 million and $44.0 million as of September 30, 2007 and October 1, 2006, respectively. Other than the federal government, no single client accounted for more than 10% of our accounts receivable as of September 30, 2007.

4. Mergers and Acquisitions

        In the fourth quarter of fiscal 2007, we acquired the net assets of three consulting and engineering firms, MEG, NEA and GEI for a total purchase price of $4.6 million. These acquisitions have been reported as part of our existing operating units within our resource management and infrastructure segments.

        In the third quarter of fiscal 2007, we acquired DGI which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. This acquisition enables us to provide a wider range of service to our current and prospective wind energy clients, as DGI offers complementary technical capabilities and customer relationships. The initial purchase price consisted of cash of approximately

$31.0 million. In addition, the former shareholders will receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and contingent earn-out payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives. DGI has been reported as a separate operating unit in our resource management segment.

        In the second quarter of fiscal 2007, we acquired certain assets of VCL and VNL, mining consulting companies, and STE, a geotechnical engineering company. The purchase prices consisted of cash of $3.5 million, and with respect to VCL, other cash consideration payable over a four-year period from the acquisition date. These acquisitions, which have been reported as part of our existing operating units within our resource management segment, offer complementary technical expertise and enable us to enhance our service offerings and expand our geographical presence.

        In the second quarter of fiscal 2006, one of our infrastructure operating units acquired the net assets of two engineering companies for a combined purchase price of $1.8 million. The purchase price consisted of cash payments of $1.0 million and notes payable of $0.8 million.

        We accounted for the above acquisitions as purchases of a business. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values. The purchase price allocations for the fiscal 2007 acquisitions are preliminary and subject to an adjustment based upon the final determination of the net assets acquired. These acquisitions did not have a material impact on our financial position, results of operations or cash flows and, as such, no pro forma results are presented.

        Subsequent Event.    In the first quarter of fiscal 2008, we acquired all of the outstanding shares of capital stock of ARD which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional challenges. ARD manages large, complex international development projects for its clients, such as USAID, the United Nations and other government agencies. This acquisition represents a significant first step in our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world. The initial purchase price consisted of cash of $35.2 million, and is subject to adjustment based upon the final determination of the net assets acquired. ARD is part of our resource management segment.

5. Goodwill and Intangibles

        Our goodwill was $181.0 million as of September 30, 2007 and $158.6 million as of October 1, 2006. Our acquired identifiable intangible assets had a net book value of $5.2 million as of September 30, 2007 and $4.5 million as of October 1, 2006. The increase in both goodwill and intangibles in 2007 resulted from acquisitions. In all acquisitions, the results were included in our consolidated financial statements from the date of each respective acquisition.

        In fiscal 2006, the goodwill addition of $0.9 million resulted from the January 2006 acquisitions of the net assets of two engineering companies in the infrastructure segment. The goodwill deletion of $1.5 million was due to the goodwill associated with the sale of VES, a discontinued operation. In fiscal 2007, the goodwill addition of $22.4 million resulted from the acquisitions of DGI, MEG, NEA, GEI, VCL, VNL and STE.

        The following table summarizes the changes in the carrying value of goodwill:

	Resource Management	Infrastructure	Total
	(in thousands)

Balance as of October 2, 2005	$86,011	$73,164	$159,175
Acquisitions	—	905	905
Discontinued operations	(1,499)	—	(1,499)

Balance as of October 1, 2006	$84,512	$74,069	$158,581
Acquisitions	22,371	—	22,371

Balance as of September 30, 2007	$106,883	$74,069	$180,952

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of September 30, 2007 and October 1, 2006, included in intangible assets-net on the consolidated balance sheets, were as follows:

	September 30, 2007		October 1, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$506	$(65)	$—	$—
Customer relations	976	(108)	—	—
Backlog	10,017	(6,160)	9,075	(4,568)

Total	$11,499	$(6,333)	$9,075	$(4,568)

        In fiscal 2007, $0.5 million, $1.0 million and $0.9 million were assigned to non-compete agreements, customer relations and backlog, respectively, for the DGI, VCL, VNL and STE acquisitions. Identifiable intangible assets of $0.2 million were acquired during fiscal 2006. Amortization expense for acquired intangible assets with finite useful lives for the fiscal year ended September 30, 2007, October 1, 2006, and October 2, 2005 was $1.8 million, $1.3 million and $1.3 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)

2008	$2,057
2009	1,814
2010	882
2011	234
2012	91
Beyond	88

        Due to several factors that arose or increased in significance in the second quarter of fiscal 2005, including adverse developments in the business environment, the loss of key personnel, the unanticipated increase in competition and the inability to execute efficiently on fixed-price civil infrastructure construction projects, we did not operate this business profitably. Accordingly, during that quarter, we made a strategic decision to change our business model and to no longer pursue fixed-price civil infrastructure construction projects. These projects include institutional, commercial and leisure facilities, and transportation and water infrastructure projects. Prior to this quarter, we had actively pursued and conducted business in the fixed-price civil infrastructure area, and had not been contemplating such a change. Further, we came to the conclusion that we were unwilling to absorb further operating losses or make additional investments necessary to return the operations to profitability when resources could be deployed in other areas that offered positive rates of return. The above-mentioned factors were the key triggers that led us to believe that the goodwill was likely impaired. Under SFAS 142, we were required to assess the impact of this decision by performing an interim impairment test. As a result of this test, we determined that the carrying amount of our goodwill was impaired and recorded an impairment charge of $105.0 million in our infrastructure segment in the second quarter of fiscal 2005. In addition, we recorded a $0.6 million impairment charge for the infrastructure segment identifiable intangible assets.

6. Discontinued Operations

        The results for EWS, TTC, VES and WAC have been accounted for as discontinued operations in the consolidated financial statements. On October 1, 2005, we sold EWS, an operating unit in communications. In fiscal 2006, we sold TTC and VES, operating units in communications and resource management, respectively. Further, we ceased all revenue producing activities for WAC, an operating unit in communications, in fiscal 2006. Accordingly, these four operating units were accounted for as discontinued operations for all reporting periods.

        In the fourth quarter of fiscal 2005, we sold EWS for approximately $2.3 million. We received a payment of $0.5 million in fiscal 2005, and a promissory note of $1.8 million that bore interest at 6% per annum over the payment term and matured on September 30, 2007. The promissory note has been paid in full. We recognized the related gain in fiscal 2005.

        In the first quarter of fiscal 2006, we sold TTC for approximately $5.0 million. We received a payment in February 2006 in the amount of $1.0 million. The balance of the purchase price is payable pursuant to a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on December 1, 2009. This note receivable was included in prepaid expenses and other current assets ($1.7 million) and in other assets ($2.3 million) on the consolidated balance sheet as of September 30, 2007. We recognized the related gain in fiscal 2006.

        In the first quarter of fiscal 2006, we entered into an agreement to sell VES. We completed negotiations regarding the final terms of the sale in March 2006, agreeing to sell VES for a net amount of approximately $12.0 million. To date, we have received net cash of $4.9 million and the remaining balance of $7.1 million (net of a discount of $0.3 million) in a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on November 1, 2009. This note receivable was included in Other Assets on the consolidated balance sheet as of September 30, 2007. A modest gain on the sale of VES has been recognized on the installment method in fiscal 2006 and 2007. We expect to recognize the remaining deferred gain of $1.5 million upon receipt of additional cash from the sale of VES.

        The summarized, combined statements of operations for the discontinued operations are as follows:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
	(in thousands)

Revenue	$—	$9,713	$74,484
Loss before income tax (expense) benefit	(334)	(2,963)	(42,491)
Income tax (expense) benefit	(71)	1,303	14,673

Loss from operations, net of tax	(405)	(1,660)	(27,818)
Gain on sale of discontinued operations	414	2,061	930
Income tax (expense) benefit on sale	—	(261)	1,457

Income (loss) from discontinued operations, net of tax	$9	$140	$(25,431)

        The current assets of discontinued operations include net accounts receivable of $0.3 million and $0.9 million as of September 30, 2007 and October 1, 2006, respectively.

7. Income Taxes

        Income tax expense (benefit) for fiscal 2007, 2006 and 2005 consisted of the following:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
	(in thousands)
Current:
Federal	$29,025	$15,581	$4,915
State	6,345	6,856	1,322

Total current income tax expense	35,370	22,437	6,237

Deferred:
Federal	(1,670)	5,058	(13,724)
State	(263)	438	(3,539)

Total deferred income tax expense (benefit)	(1,933)	5,496	(17,263)

Total income tax expense (benefit)	$33,437	$27,933	$(11,026)

        Total income tax expense (benefit) was different from the amount computed by applying the federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 30, 2007		October 1, 2006		October 2, 2005
	$	%	$	%	$	%
	($ in thousands)

Tax at federal statutory rate	$27,924	35.0%	$22,539	35.0%	$(29,773)	(35.0)%
Goodwill (non deductible portion)	—	—	—	—	20,213	23.7
State taxes, net of federal benefit	3,953	5.0	4,741	7.4	(1,441)	(1.7)
Stock-based compensation (SFAS 123R)	346	0.4	1,273	2.0	—	—
Other	1,214	1.5	(620)	(1.0)	(25)	—

Total income tax expense (benefit)	$33,437	41.9%	$27,933	43.4%	$(11,026)	(13.0)%

        Our effective tax rate and deferred tax accounts in fiscal 2005 were significantly impacted by the goodwill impairment recognized in the quarter ended April 3, 2005. Our effective tax rate for the benefit in fiscal 2005 decreased substantially because a majority of the goodwill impairment is not deductible for tax purposes. The deductible portion of the goodwill impairment will reduce taxable income in future periods as the goodwill is amortized for tax purposes over the statutory period of 15 years. The future estimated deductible portion of the goodwill impairment is included in deferred tax assets.

        Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Deferred Tax Asset:
State taxes	$1,058	$995
Reserves and contingent liability	4,036	6,127
Allowance for doubtful accounts	7,267	8,130
Accrued liabilities	12,480	11,150
Intangibles	2,723	6,465
Stock-based compensation	2,444	470
Capital loss carry-forward	11,885	15,510
Valuation allowance on capital loss carry-forward	(11,267)	(15,510)

Total deferred tax asset	30,626	33,337

Deferred Tax Liability:
Unbilled revenue	(26,899)	(30,351)
Prepaid expense	(1,714)	(1,975)
Cash-to-accrual adjustments	(274)	(556)
Depreciation	(2,432)	(2,932)

Total deferred tax liability	(31,319)	(35,814)

Net deferred tax asset (liability)	$(693)	$(2,477)

        As of September 30, 2007, the net deferred tax liability was $0.7 million. The sale of EWS in fiscal 2005 and sales of VES and TTC in fiscal 2006 generated a net capital loss of $28.3 million for tax purposes. Since capital losses can only be used to offset capital gains, a valuation allowance of $28.3 million ($11.3 million, tax-effected) has been placed against the capital loss carry-forward. The capital losses can be carried forward for five years and will expire in fiscal 2010 and 2011. We have performed the required assessment of positive and negative evidence regarding the realization of the deferred tax assets in accordance with SFAS 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets other than the capital loss carry forwards will be realized. As such, no additional valuation allowance has been provided.

        We are currently under examination by the IRS for fiscal years 1997 through 2004. We are also currently under examination by the FTB for fiscal years 2001 through 2003. A significant issue raised by the IRS and the FTB relates to the R&E Credits of $14.5 million recognized during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Approximately $5.5 million has not yet been collected and is recorded as part of the income tax receivable.

        In addition, during fiscal 2002, the IRS approved our request to change the accounting method for income tax purposes for some of the businesses. Specifically, we requested a change in the tax accounting method for revenue from the percentage of completion method under Internal Revenue Code ("IRC") Section 460 to the accrual method under IRC Section 451. The result was an increase in a deductible temporary difference under SFAS 109, and an increase in the deferred income tax liability and deferred income tax provision. Because this item created an increase in current tax deductions, there was a corresponding increase in the income tax receivable of $28.3 million. Accordingly, there was no impact on income tax expense as shown on the consolidated income statement.

        In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim the R&E Credits and to claim refunds due under the newly approved accounting method. At the time the refund claims were filed, we were under examination by the IRS for those years. The claimed refunds are being held pending completion of the IRS examination. The estimated realizable refunds have been classified as Long-Term Income Taxes Receivable on our consolidated balance sheet. In January 2007, we began discussions with the IRS Appeals Division related to fiscal years 1997 through 2001. Should the final resolution of the amount of R&E Credits or change in accounting method to which we are entitled be more or less than the estimated realizable amounts, we will recognize any difference as a component of income tax expense in the period in which the resolution occurs.

        For the discontinued operations, we recorded income tax expense of $0.1 million for fiscal 2007 and income tax benefits of $1.0 million and $16.1 million for fiscal 2006 and 2005, respectively.

8. Long-Term Obligations

        Long-term obligations consisted of the following:

	September 30, 2007	October 1, 2006
	(in thousands)

Senior Notes, Series A	$—	$65,714
Senior Notes, Series B	—	7,200
Credit Facility	71,000	—
Other(1)	13,384	2,454

Total long-term obligations	84,384	75,368
Less: Current portion of long-term obligations	(3,304)	(17,760)

Long-term obligations, less current portion	$81,080	$57,608

    (1)
    In connection with the DGI acquisition, fiscal 2007 included $7.7 million of guaranteed deferred cash payments and $4.2 million of long-term debt.

        In May 2001, we issued two series of senior secured notes in the aggregate amount of $110.0 million under a note purchase agreement that was amended in September 2001, April 2003, December 2004, May 2005 and March 2006. The Series A Notes, in the original amount of $92.0 million, were payable semi-annually and were to mature on May 30, 2011. The Series B Notes, in the original amount of $18.0 million, were payable semi-annually and were to mature on May 30, 2008. Based on our satisfaction of certain covenant compliance criteria, the Series A Notes and Series B Notes bore interest at 7.28% and 7.08% per annum, respectively. In the first quarter of fiscal 2007, we retired our senior secured notes and paid off the remaining principal balance of $72.9 million. In connection with this early debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007. In accordance with Statement of Financial Accounting Standards 145, Rescission of Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we reported a $4.2 million loss on retirement of debt as part of our income from continuing operations in the first quarter of fiscal 2007.

        In March 2007, we entered into a Second Amended and Restated Credit Agreement. Under the Credit Agreement, our revolving credit facility was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 2012. As part of the Facility, we may request standby letters of credit up to the aggregate sum of $50.0 million. Other than the increased capacity under the Facility and improved pricing, the terms and conditions related to the Facility are substantially similar to those of the prior Facility. As of September 30, 2007, we had $71.0 million outstanding under the Facility. The amount outstanding is classified as a long-term liability since we do not intend to repay the Facility until its maturity in March 2012.

        The Credit Agreement requires that we comply with various financial and operating covenants. Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted EBITDA) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. Borrowings under our Facility bore a weighted average interest rate of 6.73% per annum in fiscal 2007. As of September 30, 2007, we met all compliance requirements of these covenants. Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.

        The following table presents, in thousands, scheduled maturities of our long-term obligations:

Fiscal Year
2008	$3,304
2009	3,186
2010	2,817
2011	3,673
2012	71,145
Beyond	259

Total	$84,384

9. Exchangeable Shares

        In connection with certain acquisitions in Canada, we issued an aggregate of 920,354 shares of exchangeable stock of TTC ("Exchangeable Shares"). The Exchangeable Shares were non-voting but carried exchange rights under which a holder of Exchangeable Shares was entitled, at any time after five months from the date of issue of the Exchangeable Shares, to require us to redeem all or any part of the Exchangeable Shares, which was satisfied in full by our delivery to such holder of one share of our common stock for each Exchangeable Share presented and surrendered, as adjusted for stock splits and stock dividends subsequent to the original issuance. The Exchangeable Shares could not be put back to us for cash. As of April 3, 2005, all Exchangeable Shares were exchanged for our common stock.

10. Stockholders' Equity and Stock Compensation Plans

        As of September 30, 2007, we had the following share-based compensation plans:

  •
  1992 Incentive Stock Plan—Key employees were granted options to purchase an aggregate of 7,202,147 shares of our common stock. The 1992 Incentive Stock Plan was terminated in December 2002, except as to the outstanding options. These options became exercisable one year from the date of grant, became fully vested no later than five years, and expire no later than ten years from the date of grant.

  •
  1992 Stock Option Plan for Non-employee Directors—Non-employee directors were granted options to purchase an aggregate of 178,808 shares of our common stock at prices not less than 100% of market value on the date of grant. This plan was terminated in December 2002, except as to the outstanding options. Exercise prices of all options granted were at market value on the date of grant. These options are fully vested and expire no later than ten years from the date of grant.

  •
  2003 Outside Director Stock Option Plan—Non-employee directors may be granted options to purchase an aggregate of up to 400,000 shares of our common stock at prices not less than 100% of the market value on the date of grant. Exercise prices of all options granted were at the market value on the date of grant. These options vest and become exercisable on the first anniversary of the date of grant if the director has not ceased to be a director prior to such date, and expire no later than ten years from the grant date.

  •
  2005 Equity Incentive Plan—Key employees may be granted options to purchase an aggregate of 3,580,702 shares of our common stock. This plan amended, restated and renamed the 2002 Stock Option Plan. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date.

  •
  Restricted Stock Program—In accordance with our Executive Compensation Policy, our Compensation Committee may grant long-term incentive awards in the form of restricted stock issued under the 2005 Equity Incentive Plan. Restricted stock grants will generally vest over a minimum three year period, and may be either performance based, determined by EPS growth, or service based. Restricted stock will typically not be granted to employees who are not executive officers.

  •
  Employee Stock Purchase Plan ("ESPP")—Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 2,373,290 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period.

        Prior to the adoption of SFAS 123R, we did not recognize any stock-based compensation expense for our ESPP, as it was intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. In addition, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires the presentation of the excess tax benefits from the exercise of stock options as financing cash flows.

        Prior to October 3, 2005, we applied APB 25, and related interpretations in accounting for these plans. In the fourth quarter of fiscal 2005, our Board of Directors approved the accelerated vesting of certain outstanding, unvested stock options awarded to employees under our stock option plans, other than our 2003 Outside Director Stock Option Plan, with exercise prices greater than $16.95, the closing price of our common stock on September 6, 2005. As a result of this vesting acceleration, options to purchase approximately 1.6 million shares of our common stock became fully vested and immediately exercisable. For periods prior to fiscal 2006, as the exercise price of all modified options was greater than the market price of our underlying common stock on the date of their modification, no compensation expense was recorded in accordance with APB 25. The decision to accelerate vesting of these options was made primarily to eliminate the accounting charge in connection with future compensation expense we would otherwise recognize in our consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123R.

        The following pro forma information regarding net loss for the fiscal year ended October 2, 2005 has been calculated as if we had accounted for our stock-based employee compensation expense using the fair value method for all awards (including stock options and ESPP), net of related tax effects under SFAS 123:

Fiscal Year Ended October 2, 2005
(in thousands, except per share data)

Net loss as reported	$(99,469)
Less: Stock-based compensation expense, net of tax	(10,181)

Pro forma net loss	$(109,650)

Loss per share:
Basic—as reported	$(1.75)
Basic—pro forma	$(1.93)
Diluted—as reported	$(1.75)
Diluted—pro forma	$(1.93)

        The weighted average fair value of our stock options used to compute pro forma net loss and pro forma loss per share disclosures is the estimated value using the Black-Scholes option-pricing model. The weighted average fair value per share of options granted in fiscal 2005 was $7.73. The following assumptions were used in completing the model for the fiscal year ended October 2, 2005:

Dividend yield	0.0%
Expected volatility	52.8%
Risk-free rate of return, annual	4.1%
Expected life	4.7 years

        Our expected stock price volatility for fiscal 2005 was based on historical experience. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

        Effective October 3, 2005, we adopted the fair value recognition provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for fiscal 2006 included: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. Further, in accordance with the modified prospective transition method, financial results for prior periods were not adjusted.

        The stock-based compensation and related income tax benefits were as follows:

	Year Ended
	September 30, 2007	October 1, 2006
	(in thousands)

Total stock-based compensation	$5,763	$4,799
Income tax benefit related to stock-based compensation	(2,290)	(470)

Stock-based compensation, net of tax benefit	$3,473	$4,329

Stock Options

        Stock option activity for the fiscal year ended September 30, 2007 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 1, 2006	5,266	$17.05
Granted	874	17.79
Exercised	(567)	13.32
Cancelled	(374)	18.67

Outstanding as of September 30, 2007	5,199	$17.47	5.7	$21,425

Vested or expected to vest as of September 30, 2007	4,999	$17.48	5.7	20,666

Exercisable on September 30, 2007	3,438	$17.44	5.2	$15,107

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2007 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 30, 2007. This amount will change based on the fair market value of our stock. As of September 30, 2007, approximately $10.1 million of unrecognized compensation cost related to stock option grants was expected to be recognized over a weighted-average period of 2.4 years.

        The weighted-average fair value of stock options granted during the three fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005 was $7.24, $8.15, and $7.73, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during the three fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005 was $4.0 million, $2.9 million, and $2.4 million, respectively.

        The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

	Year Ended
Black-Scholes Options Valuations Assumptions	September 30, 2007	October 1, 2006	October 2, 2005
Dividend Yield	0.0%	0.0%	0.0%
Expected stock price volatility	37.7% - 39.8%	42.8%	52.8%
Risk-free rate of return, annual	4.4% - 4.9%	3.7% - 4.9%	4.1%
Expected life (in years)	4.5 - 5.6	4.5 - 6.1	4.7

        For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal year ended September 30, 2007, we based our expected stock price volatility on historical implied volatility behavior and current implied volatility behavior. For the fiscal year ended October 1, 2006, we based our expected stock price volatility on our market-based implied volatility, including historical implied volatility behavior. For the fiscal year ended October 2, 2005, our expected stock price volatility was based on historical experience. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

        Net cash proceeds from the exercise of stock options were $7.6 million, $4.7 million and $2.7 million for the three fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for the three fiscal years ended September 30, 2007, October 1, 2006, and October 2, 2005 was $1.3 million, $0.8 million, and $0.3 million, respectively.

ESPP

        The following table summarizes shares purchased, weighted average purchase price, cash received, and the aggregate intrinsic value for shares purchased under the ESPP for the fiscal years ended October 1, 2006 and October 2, 2005 (in thousands, except for weighted average purchase price):

	Fiscal Year Ended
	October 1, 2006	October 2, 2005
Shares purchased	193	307
Weighted average purchase price	$12.07	$10.24
Cash received from exercise of purchase rights	$2,316	$3,148
Aggregate intrinsic value	$1,135	$562

        No shares were purchased under the ESPP for the fiscal year ended September 30, 2007.

        The grant date fair value of each award granted under the ESPP during the fiscal years ended September 30, 2007 and October 2, 2005 was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
Black-Scholes Options Valuations Assumptions	September 30, 2007	October 2, 2005
Dividend yield	0.0%	0.0%
Expected stock price volatility	30.7%	36.9%
Risk-free rate of return, annual	4.9%	3.2%
Expected life (in years)	1	1

        No ESPP grants were made during the fiscal year ended October 1, 2006.

        For the fiscal year ended September 30, 2007, we based our expected stock price volatility on historical implied volatility behavior and current implied volatility behavior. For the fiscal year ended October 2, 2005, the expected volatility was based on the expected stock price volatility on our market-based implied volatility, including historical implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

        Included in stock-based compensation expense for the fiscal years ended September 30, 2007 and October 1, 2006 was a charge of $0.3 million and $0.2 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP as of September 30, 2007 was $0.1 million. There were no unrecognized stock-based compensation costs for awards granted under the ESPP as of October 1, 2006. As of September 30, 2007, ESPP participants had accumulated approximately $1.9 million to purchase our common stock.

Restricted Stock Program

        In fiscal 2007, 124,500 shares of restricted stock were awarded to certain of our executive officers. Of these awards, 51,500 shares are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share. The balance of 73,000 shares of restricted stock are time-based on employment with us, and vest over a three-year period.

        The fair value of the restricted stock grants was based upon the market price of the underlying common stock as of the date of grant. Restricted stock grants are amortized over their applicable vesting period using the straight line method.

        Activity in the restricted stock program for the fiscal year ended September 30, 2007 was as follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested balance as of October 1, 2006	20	$15.43	2.1	$40
Granted	125	19.25
Vested	(10)	15.43
Forfeited	—	—

Nonvested balance as of September 30, 2007	135	$18.97	2.1	$472

Vested or expected to vest as of September 30, 2007	135	$18.97	2.1	$472

        During the fiscal year ended October 1, 2006, 20,000 shares of restricted stock were awarded. This award has a weighted-average grant date fair value of $15.43, and vests 50%, 25% and 25% on each anniversary of the grant date, respectively, over a three-year period.

        As of September 30, 2007, there was $1.9 million of unrecognized compensation costs related to the restricted stock program, to be recognized over a weighted average period of 2.0 years. The stock-based compensation expense related to the restricted stock program for the fiscal years ended September 30, 2007 and October 1, 2006 was $0.7 million and $0.1 million, respectively, and was included in the total pre-tax stock-based compensation expense.

Other

        In August 2006, we and our Audit Committee commenced a voluntary review of our past stock option grants and practices with the assistance of outside legal counsel. This review covered the timing and pricing of all stock option grants made under our stock option plans during fiscal years 1998 through 2006. Based upon information gathered during the review and advice received from outside counsel, the Audit Committee and Board of Directors concluded that management did not engage in intentional or fraudulent misconduct in the granting of stock options. However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants were found to be erroneous and differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we recorded additional pre-tax non-cash stock-based compensation charges totaling $2.3 million relating to continuing operations, and $0.9 million relating to discontinued operations, net of tax of $1.3 million ($0.9 million relating to continuing operations and $0.4 million relating to discontinued operations) in our consolidated financial statements for the fiscal year ended October 1, 2006. The charges were computed pursuant to the requirements of APB 25 for all periods through October 2, 2005 and pursuant to SFAS 123R for the fiscal year ended October 1, 2006. The total pre-tax stock-based compensation charge of $3.2 million represents the total previously unrecorded charge for stock-based compensation we need to record as a result of these errors.

        We concluded that the respective charges as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for these stock option grants, totaling $3.2 million, were not material to any previously reported annual or interim period nor was the cumulative charge material to the current fiscal year. As such, this cumulative pre-tax charge totaling $3.2 million was recorded in the consolidated statement of operations for fiscal 2006 and the financial statements of prior periods were not restated. This additional stock-based compensation was combined with our stock-based compensation recorded in connection with SFAS 123R for fiscal 2006 as described above.

11. Earnings Per Share

        Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and the weighted average number of Exchangeable Shares outstanding for the period. The Exchangeable Shares were non-voting and were exchangeable on a one-to-one basis, as adjusted for stock splits and stock dividends subsequent to the original issuance, for our common stock. As of April 3, 2005, all Exchangeable Shares (as adjusted for stock splits), were converted into our common stock. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding, the weighted average number of Exchangeable Shares, and dilutive potential common shares for the period. We include as potential common shares the weighted average dilutive effects of outstanding stock options using the treasury stock method. However, due to a net loss for fiscal 2005, the potential common shares were excluded since their inclusion would have been anti-dilutive.

        As of September 30, 2007, 134,500 shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic EPS for the fiscal year ended September 30, 2007.

        The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
	(in thousands, except per share data)

Income (loss) from continuing operations	$46,344	$36,464	$(74,038)
Income (loss) from discontinued operations	9	140	(25,431)

Net income (loss)	$46,353	$36,604	$(99,469)

Denominator for basic earnings (loss) per share:
Weighted average shares	57,948	57,376	56,703
Exchangeable stock of a subsidiary	—	—	33

Denominator for basic earnings (loss) per share	57,948	57,376	56,736

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings (loss) per share	57,948	57,376	56,736
Potential common shares—stock options	605	516	—

Denominator for diluted earnings (loss) per share	58,553	57,892	56,736

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.80	$0.64	$(1.30)
Income (loss) from discontinued operations	—	—	(0.45)

Net income (loss)	$0.80	$0.64	$(1.75)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$0.63	$(1.30)
Income (loss) from discontinued operations	—	—	(0.45)

Net income (loss)	$0.79	$0.63	$(1.75)

        For the fiscal years ended September 30, 2007 and October 1, 2006, 3.9 million and 3.6 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive. For the fiscal year ended October 2, 2005, 5.2 million options were excluded from the calculation of potential common shares because their inclusion would have been anti-dilutive due to the net loss from continuing operations.

12. Leases

        We lease office and field equipment, vehicles and buildings under various operating and capital leases. In fiscal years 2007, 2006 and 2005, we recognized approximately $48.3 million, $50.2 million and $53.9 million of expense associated with the operating leases and to a lesser extent, capital leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

Year	Operating	Capital
	(in thousands)

2008	$25,927	$347
2009	22,584	299
2010	17,555	170
2011	13,373	149
2012	11,204	128
Beyond	14,277	259

Total	$104,920	1,352

Less: Imputed interest		(247)

Net present value		$1,105

        We calculated the above imputed interest using 6.90% per annum, our borrowing weighted average interest rate as of September 30, 2007.

        In connection with the continuing consolidation of certain operations, and in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), we recorded a charge related to the abandonment of certain leased facilities in fiscal 2004 and 2005. These amounts were recorded as selling, general and administrative expenses and are expected to be fully paid by December 2013. These facilities are no longer in use, and the estimated costs are net of reasonably estimated sublease income.

        The following is a summary of lease exit accrual activity:

	October 1, 2006	Reserve Utilization	Adjustments	September 30, 2007
	(in thousands)

Resource management	$140	$(81)	$—	$59
Infrastructure	1,540	(568)	(5)	967

Total	$1,680	$(649)	$(5)	$1,026

13. Retirement Plans

        We and our subsidiaries have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, employer contributions related to the plans were approximately $13.3 million, $12.0 million and $5.6 million, respectively.

        In fiscal year 2007, we established a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors' fees, which are generally invested by us in individual variable life insurance contracts owned by us that are designed to informally fund savings plans of this nature. As of September 30, 2007, the consolidated balance sheet reflects assets of $2.4 million related to the Deferred Compensation Plan in Other Assets, and liabilities of $2.2 million related to the Deferred Compensation Plan in Other Long-Term Liabilities.

14. Comprehensive Income

        We include two components in comprehensive income (loss): net income (loss) during a period and other comprehensive income (loss). Other comprehensive income (loss) consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency. Comprehensive income of $46.3 million and $35.8 million, and comprehensive loss of $99.1 million were realized for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively. We realized an insignificant translation loss, a translation loss of $0.8 million and a translation gain of $0.4 million for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively.

15. Commitments and Contingencies

        We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. Management's opinion is that the resolution of its current claims will not have a material adverse effect on our financial position, results of operations or cash flows.

        We have concluded our contract dispute with ZCA. On March 29, 2007, the United States Bankruptcy Court, Southern District of New York, issued an Order approving the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation. As a result of this Order, we reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced SG&A expense by that amount during of fiscal 2007. There are no remaining contingencies relating to this matter.

        On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers. We were also named as a nominal defendant in this action. The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief. The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006. As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants. The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants filed a demurrer. On October 19, 2007, the Court sustained the demurrer with leave to amend. Management believes that this lawsuit is without merit and no litigation charges have been recorded.

16. Reportable Segments

        We currently manage our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning and alternative energy. Our infrastructure segment provides engineering, systems integration, program management, and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure. Our communications segment provides engineering, permitting, site acquisition and construction management services.

        During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure. Throughout fiscal 2007, we consolidated several of our operating units under common management structure, information system and back-office functions. These changes have had no impact on our operating segment structure to date. As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business. In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business. The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients. We continue to assess our operating and management structure, including the alignment of our wired business operating units. Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

        We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed. Management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of any acquisition-related amortization. All inter-company balances and transactions are eliminated in consolidation.

        The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Fiscal Year Ended September 30, 2007
Revenue	$1,142,995	$404,665	$67,522	$1,615,182
Revenue, net of subcontractor costs	638,890	330,061	43,964	1,012,915
Gross profit	127,949	63,499	9,197	200,645
Segment income from operations	55,732	27,992	3,421	87,145
Depreciation expense	5,523	2,067	1,411	9,001
Total assets	608,810	109,085	30,271	748,166
Fiscal Year Ended October 1, 2006
Revenue	$1,013,503	$391,683	$68,772	$1,473,958
Revenue, net of subcontractor costs	601,059	313,876	43,706	958,641
Gross profit	113,018	60,414	8,441	181,873
Segment income from operations	49,959	22,901	2,307	75,167
Depreciation expense	4,488	2,455	1,105	8,048
Total assets	482,653	85,105	28,763	596,521
Fiscal Year Ended October 2, 2005
Revenue	$890,036	$376,680	$68,732	$1,335,448
Revenue, net of subcontractor costs	574,275	301,628	34,999	910,902
Gross profit	102,535	46,354	3,459	152,348
Segment income (loss) from operations	35,340	(95,770)	(4,991)	(65,421)
Depreciation expense	5,218	2,997	1,350	9,565
Total assets	445,314	65,786	33,602	544,702

Reconciliations:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
	(in thousands)
Revenue
Revenue from reportable segments	$1,615,182	$1,473,958	$1,335,448
Elimination of inter-segment revenue	(61,294)	(59,254)	(55,917)

Total consolidated revenue	$1,553,888	$1,414,704	$1,279,531

Income (loss) from operations
Segment income (loss) from operations	$87,145	$75,167	$(65,421)
Other income (expense)(1)	917	(4,335)	(6,693)
Amortization of intangible assets	(1,765)	(1,337)	(1,785)

Total consolidated income (loss) from operations	$86,297	$69,495	$(73,899)

Total assets
Total assets from reportable segments	$748,166	$596,521	$544,702
Total assets not allocated to segments	208,561	192,259	181,293
Total assets from discontinued operations	2,722	3,283	31,325
Elimination of inter-segment assets	(111,962)	(90,384)	(109,185)

Total consolidated assets	$847,487	$701,679	$648,135

(1)
Other income (expense) includes corporate costs not allocable to the segments. Fiscal 2007 includes a $5.7 million reversal of accrued litigation liabilities.

Geographic Information:

	Fiscal Year Ended
	September 30, 2007		October 1, 2006		October 2, 2005
	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)
	(in thousands)

United States	$1,003,763	$302,213	$952,326	$259,680	$907,957	$249,936
Foreign countries	9,152	—	6,315	—	2,945	—

(1)
Revenue, net of subcontractor costs, is reported based on clients' locations.

(2)
Long-lived assets include our non-current assets.

Major Clients

        Other than the federal government, we had no single client that accounted for more than 10% of our revenue. The resource management and infrastructure segments generated revenue from federal government clients. All three segments reported revenue from state and local government and commercial clients.

        The following table presents revenue, net of subcontractor costs, by client sector:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006	October 2, 2005
	(in thousands)
Client Sector
Federal government	$444,441	$447,963	$425,535
State and local government	204,314	167,873	162,633
Commercial	355,007	336,490	319,789
International	9,152	6,315	2,945

Total	$1,012,915	$958,641	$910,902

17. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 30, 2007 and October 1, 2006 reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Revenue	$369,153	$346,019	$403,951	$434,765
Revenue, net of subcontractor costs	244,871	236,259	256,326	275,459
Gross profit	44,419	45,147	54,013	57,066
Income from continuing operations	9,426	10,383	12,402	14,133
Income (loss) from discontinued operations	—	26	26	(43)
Net income	9,426	10,409	12,428	14,090
Basic earnings per share:
Income from continuing operations	$0.16	$0.18	$0.21	$0.24
Income from discontinued operations	—	—	—	—

Net income	$0.16	$0.18	$0.21	$0.24

Diluted earnings per share:
Income from continuing operations	$0.16	$0.18	$0.21	$0.24
Income from discontinued operations	—	—	—	—

Net income	$0.16	$0.18	$0.21	$0.24

Weighted average common shares outstanding:
Basic	57,712	57,838	58,030	58,227

Diluted	58,220	58,323	58,786	58,911

Fiscal Year 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Revenue	$341,192	$318,892	$359,055	$395,565
Revenue, net of subcontractor costs	229,759	237,716	240,219	250,947
Gross profit	44,387	46,561	43,252	47,673
Income from continuing operations	8,488	8,105	8,379	11,491
Income (loss) from discontinued operations	(465)	859	(533)	279
Net income	8,023	8,964	7,846	11,770
Basic earnings (loss) per share:
Income from continuing operations	$0.15	$0.14	$0.15	$0.20
Income (loss) from discontinued operations	(0.01)	0.02	(0.01)	—

Net income	$0.14	$0.16	$0.14	$0.20

Diluted earnings (loss) per share:
Income from continuing operations	$0.15	$0.14	$0.14	$0.20
Income (loss) from discontinued operations	(0.01)	0.02	—	—

Net income	$0.14	$0.16	$0.14	$0.20

Weighted average common shares outstanding:
Basic	57,102	57,262	57,476	57,658

Diluted	57,641	57,806	58,039	58,078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders of Tetra Tech, Inc.:

        Our audits of the consolidated financial statements and the effectiveness of internal control over financial reporting referred to in our report dated November 21, 2007 appearing in the 2007 Annual Report to Stockholders of Tetra Tech, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 21, 2007

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

        As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1—Election of Directors—General" and "—Business Experience of Nominees," "Ownership of Securities-Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1—Election of Directors—Board Committees and Meetings" in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference.

        Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

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

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1—Election of Directors—Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transaction with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption Proposal No. 1—Election of Directors—Independent Directors," in each case in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is included under the captions "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 63 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 63 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 104-105 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 2, 2005, October 1, 2006 and September 30, 2007
(in thousands)

	Balance at Beginning of Period	Charges to Costs and Earnings	Deductions, Net of Recoveries	Balance at End of Period
Fiscal year ended October 2, 2005:
Allowance for uncollectible accounts receivable(1)	$21,564	$30,061	$(9,740)	$41,885
Fiscal year ended October 1, 2006:
Allowance for uncollectible accounts receivable	$41,885	$2,682	$(15,460)	$29,107
Fiscal year ended September 30, 2007:
Allowance for uncollectible accounts receivable	$29,107	$4,065	$(13,045)	$20,127

(1)
The charges to costs and earnings in fiscal 2005 were primarily related to an operating unit in our resource management segment that incurred contract losses.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: November 27, 2007	By:	/s/ DAN L. BATRACK Dan L. Batrack Chief Executive Officer

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

Signature	Title	Date

/s/ DAN L. BATRACK Dan L. Batrack	Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2007
/s/ DAVID W. KING David W. King	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 27, 2007
/s/ ALBERT E. SMITH Albert E. Smith	Chairman of the Board	November 27, 2007
/s/ HUGH M. GRANT Hugh M. Grant	Director	November 27, 2007
/s/ PATRICK C. HADEN Patrick C. Haden	Director	November 27, 2007
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	November 27, 2007
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director	November 27, 2007
/s/ RICHARD H. TRULY Richard H. Truly	Director	November 27, 2007

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1995).
3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q as amended for the fiscal quarter ended April 1, 2001).
3.3
Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2003).
10.1
Second Amended and Restated Credit Agreement dated as of March 30, 2007 among the Company and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007).
10.2	1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.3
Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.4	1992 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.5
Form of Nonqualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.6	Employee Stock Purchase Plan (as amended through November 13, 2006) (incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders held on March 1, 2007).*
10.7
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.8	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.9
Form of Stock Option Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.10
Form of Restricted Stock Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.11
Form of Stock Appreciation Rights Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.12
Form of Restricted Stock Unit Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*

10.13	2003 Outside Director Stock Option Plan (as amended through 7/30/07).+
10.14
Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.15
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*
10.16	Executive Compensation Policy.*+
10.17	Deferred Compensation Plan.*+
10.18	Letter agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 2005).*
10.19
Letter agreement dated November 14, 2005 between the Company and Li-San Hwang (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.20
Letter agreement dated November 14, 2005 between the Company and Sam W. Box (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 103 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

*
Indicates a management contract or compensatory arrangement.

+
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS