Form 10-Q
period 2007-12-30
TETRA TECH INC
filed 2008-02-01
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19655

TETRA TECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4148514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3475 East Foothill Boulevard, Pasadena, California  91107

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

Yes  ☐   No  ☒

As of January 28, 2008, 58,782,634 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	December 30, 2007	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,160	$76,741
Accounts receivable – net	472,119	437,315
Prepaid expenses and other current assets	32,023	28,496
Income taxes receivable	7,494	—
Deferred income taxes	4,297	—
Current assets of discontinued operations	300	304
Total current assets	534,393	542,856

PROPERTY AND EQUIPMENT:
Land and buildings	6,667	6,630
Equipment, furniture and fixtures	102,652	100,391
Leasehold improvements	10,896	10,738
Total	120,215	117,759
Accumulated depreciation and amortization	(64,512)	(63,382)
PROPERTY AND EQUIPMENT – NET	55,703	54,377

DEFERRED INCOME TAXES	7,958	12,342
INCOME TAXES RECEIVABLE	19,078	33,800
GOODWILL	194,971	180,952
INTANGIBLE ASSETS – NET	16,914	5,166
OTHER ASSETS	12,994	15,576
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$844,429	$847,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$153,216	$154,560
Accrued compensation	53,592	78,029
Billings in excess of costs on uncompleted contracts	71,096	55,172
Deferred income taxes	—	13,035
Income taxes payable	—	1,576
Current portion of long-term obligations	3,197	3,304
Other liabilities	51,948	42,794
Current liabilities of discontinued operations	2	11
Total current liabilities	333,051	348,481

LONG-TERM OBLIGATIONS	74,764	81,080
OTHER LONG-TERM LIABILITIES	4,432	2,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of December 30, 2007 and September 30, 2007	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 58,506 and 58,387 shares as of December 30, 2007 and September 30, 2007, respectively	585	584
Additional paid-in capital	283,572	280,022
Accumulated other comprehensive loss	(9)	(37)
Retained earnings	148,034	135,134
TOTAL STOCKHOLDERS’ EQUITY	432,182	415,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,429	$847,487

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 30, 2007	December 31, 2006

Revenue	$470,387	$369,153
Subcontractor costs	(193,226)	(124,282)
Revenue, net of subcontractor costs	277,161	244,871

Other contract costs	(220,912)	(200,452)
Gross profit	56,249	44,419

Selling, general and administrative expenses	(33,538)	(23,054)
Income from operations	22,711	21,365

Interest expense – net	(660)	(749)
Loss on retirement of debt	—	(4,226)
Income before income tax expense	22,051	16,390

Income tax expense	(9,151)	(6,964)

Net income	$12,900	$9,426

Earnings per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Weighted average common shares outstanding:
Basic	58,313	57,712
Diluted	59,163	58,220

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$12,900	$9,426

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,327	3,231
Stock-based compensation	1,710	1,089
Excess tax benefits from stock-based compensation	(208)	(53)
Deferred income taxes	5,175	6,111
Write-off of unamortized debt financing costs	—	1,069
Provision for losses on contracts and related receivables	2,407	578
Gain on disposal of property and equipment	(1,032)	(41)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,218)	(4,880)
Prepaid expenses and other assets	(1,686)	728
Accounts payable	(9,367)	632
Accrued compensation	(28,522)	(26,073)
Billings in excess of costs on uncompleted contracts	13,289	3,026
Other current liabilities	(1,522)	(8,015)
Income taxes receivable/payable	(13,361)	(4,883)
Net cash used in operating activities	(18,108)	(18,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,314)	(2,137)
Payments for business acquisitions, net of cash acquired	(34,179)	(100)
Proceeds from sale of discontinued operations	1,005	1,531
Proceeds from sale of property and equipment	1,386	42
Net cash used in investing activities	(36,102)	(664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(6,108)	(72,989)
Proceeds from borrowings under long-term obligations	—	57,000
Excess tax benefits from stock-based compensation	208	53
Net proceeds from issuance of common stock	1,529	675
Net cash used in financing activities	(4,371)	(15,261)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,581)	(33,980)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,741	65,353
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,160	$31,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,378	$3,299
Income taxes, net of refunds received	$12,676	$5,717

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 30, 2007, the condensed consolidated statements of income for the three months ended December 30, 2007 and December 31, 2006, and the condensed consolidated statements of cash flows for the three months ended December 30, 2007 and December 31, 2006 of Tetra Tech, Inc. (“we”, “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.  The results of operations for the three months ended December 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2008.

2.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following:

	December 30, 2007	September 30, 2007
	(in thousands)

Billed	$269,758	$243,525
Unbilled	211,771	202,790
Contract retentions	11,456	11,127
Total accounts receivable – gross	492,985	457,442

Allowance for doubtful accounts	(20,866)	(20,127)
Total accounts receivable – net	$472,119	$437,315

Billings in excess of costs on uncompleted contracts	$71,096	$55,172

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of December 30, 2007 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $122.5 million and $95.5 million as of December 30, 2007 and September 30, 2007, respectively.  The federal government unbilled receivables, net of progress payments, were $98.4 million and $88.5 million as of December 30, 2007 and September 30, 2007, respectively.  Other than the federal government, no single client accounted for more than 10% of our accounts receivable as of December 30, 2007 and September 30, 2007.

3.                                      Goodwill and Intangibles

On October 1, 2007, we acquired all of the outstanding shares of capital stock of ARD, Inc.  (“ARD”), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues.  ARD manages large, complex international development projects for its clients, such as U.S. Agency for International Development (“USAID”), the United Nations and other government agencies.  This acquisition continues our international expansion efforts as it increases our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our resource management segment.  The purchase price consisted of approximately $39.6 million in cash payments, of which approximately $35 million was paid during the first quarter of fiscal 2008:

Amount
(in thousands)

Current assets	$31,495
Property and equipment	195
Goodwill	12,998
Intangible and other assets	11,510
Current liabilities	(16,631)
Net assets acquired	$39,567

We accounted for the ARD acquisition as a purchase of a business.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.  The purchase price allocation is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information necessary to perform the final valuation.  no pro forma information is presented for the first quarter of fiscal 2008 as the acquisition closed on the first day of the quarter.  The table below presents summarized unaudited consolidated pro forma operating results, assuming we had purchased ARD at the beginning of fiscal 2007:

Pro Forma
Three Months Ended
December 31, 2006
(in thousands, except per share data)

Revenue	$392,303
Revenue, net of subcontractor costs	261,719
Income from operations	21,937
Net income	9,440

Earnings per share:
Basic	$0.16
Diluted	$0.16

Weighted average shares outstanding:
Basic	57,712
Diluted	58,220

In the first quarter of fiscal 2008, we recorded $13.0 million of goodwill on our condensed consolidated balance sheet as of December 30, 2007. This amount resulted from the excess of the purchase price for ARD over the fair value of the net tangible and identifiable intangible assets acquired.  In addition, we adjusted goodwill for the preliminary purchase price allocation adjustments related to certain fiscal 2007 acquisitions.  The changes in the carrying value of goodwill by segment for the three months ended December 30, 2007 were as follows:

	September 30, 2007	Goodwill Addition	Goodwill Adjustments	December 30, 2007
	(in thousands)

Resource management	$106,883	$12,998	$1,637	$121,518
Infrastructure	74,069	—	(616)	73,453
Total	$180,952	$12,998	$1,021	$194,971

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 30, 2007 and September 30, 2007, included in intangible assets – net on the condensed consolidated balance sheets, were as follows:

	December 30, 2007		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$986	$(128)	$506	$(65)
Customer relations	3,966	(271)	976	(108)
Backlog	19,647	(7,286)	10,017	(6,160)
Total	$24,599	$(7,685)	$11,499	$(6,333)

For the three months ended December 30, 2007, $0.5 million, $3.0 million and $9.6 million were assigned to non-compete agreements, customer relations and backlog, respectively.  These amounts were primarily related to the preliminary purchase price allocation for ARD and, to a lesser extent, adjustments for certain fiscal 2007 acquisitions.  For the three months ended December 30, 2007 and December 31, 2006, amortization expense for acquired identifiable intangible assets with finite useful lives was $1.4 million and $0.3 million, respectively.  Estimated amortization expense for the remainder of fiscal 2008 and the succeeding years is as follows:

Amount
(in thousands)

2008	$3,972
2009	4,887
2010	3,736
2011	3,062
2012	569
2013	357
2014	331

4.                                      Retirement of Debt

In December 2006, we retired our senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this early debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of Financial Accounting Standards Board (“FASB”) Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we reported a $4.2 million loss on retirement of debt as part of our income from operations in the first quarter of fiscal 2007.

5.                                      Stockholders’ Equity and Stock Compensation Plans

We account for stock-based compensation in accordance with SFAS No. 123(R) (“SFAS 123R”), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  Stock-based compensation expense for the three months ended December 30, 2007 and December 31, 2006 was $1.7 million and $1.1 million, respectively.  These amounts are primarily included in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statements of income.  Stock-based compensation expense for the three months ended December 30, 2007 may not be indicative of the expense for all of fiscal 2008.

6.                                      Earnings Per Share

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 30, 2007	December 31, 2006
	(in thousands, except per share data)

Numerator:
Net income	$12,900	$9,426

Denominator for basic earnings per share	58,313	57,712

Denominator for diluted earnings per share:
Denominator for basic earnings per share	58,313	57,712
Potential common shares – stock options	850	508
Denominator for diluted earnings per share	59,163	58,220

Earnings per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

For the three months ended December 30, 2007 and December 31, 2006, 2.5 million and 4.2 million options, respectively, were anti-dilutive, and these options were excluded from the calculation of dilutive potential common shares because the strike prices were above the average market prices for the reporting periods.

7.                                      Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

We adopted the provisions of FIN 48 on October 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of this adoption.  The amount of unrecognized tax benefits at October 1, 2007 was $32.1 million, of which $15.4 million would impact our effective tax rate if recognized.  The amount of unrecognized tax benefits as of December 30, 2007 was $34.8 million, of which $15.4 million would impact our effective tax rate if recognized.  We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

While the adoption of FIN 48 did not have a cumulative effect on retained earnings, we recorded certain reclassifications that affected the presentation on our condensed consolidated balance sheet as of December 30, 2007. We recorded a reclassification from deferred tax liability to non-current income taxes receivable to reflect the amount of expected tax refunds related to temporary differences.  Also included in the non-current income taxes receivable is a receivable for interest income of approximately $8.4 million.  Our net deferred tax asset balances reflect the expected future net tax deductions. While unrelated to the adoption of FIN 48, the increase in our current income taxes receivable reflects estimated tax payments in excess of our current provision.

We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal years 1997 through 2004 and the California Franchise Tax Board (“FTB”) for fiscal years 2001 through 2003 related to research and experimentation credits (“R&E Credits”).  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held pending completion of the IRS examination.  The estimated realizable refunds have been classified as non-current income taxes receivable on our condensed consolidated balance sheets.

During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  We are protesting the position in the letter and began the IRS appeals process in January 2007.  In October 2007, we received an Audit Issue Presentation Sheet (“AIPS”) from the FTB related to fiscal 2001 through 2003.  We have protested the position in the AIPS.  Management believes that it is reasonably possible we will reach a resolution of the issues for fiscal years 1997 through 2001 under appeal with the IRS in the next twelve months.  If the resolution is favorable, the change in unrecognized tax benefits could be significant and we could receive a significant cash refund.  However, if the resolution is unfavorable, there may be a material adverse effect on our financial results as a result of an increase in income tax expense, but no material impact on our cash flow in future periods.  At this time, an estimate of the outcome cannot be reliably made.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 1997.

8.                                      Reportable Segments

We currently manage our business in three reportable segments: resource management, infrastructure and communications.  Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning and alternative energy.  Our infrastructure segment provides engineering, systems integration, program management, and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure.  Our communications segment provides engineering, permitting, site acquisition and construction management services for utility and telecommunication infrastructure projects.

During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Throughout fiscal 2007 and the first quarter of fiscal 2008, we consolidated several of our operating units under common management structure, information systems and back-office functions.  These changes have had no impact on our operating segment structure to date.  As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business.  In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business.  The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients.  We continue to assess our operating and management structure, including the alignment of our wired business operating units.  Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed.  Management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of amortization expense related to acquisitions.  All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended December 30, 2007:
Revenue	$368,547	$96,463	$19,384	$484,394
Revenue, net of subcontractor costs	182,550	80,907	13,704	277,161
Gross profit	37,791	15,717	2,741	56,249
Segment income from operations	17,242	6,431	1,385	25,058
Depreciation expense	1,647	551	284	2,482

Three months ended December 31, 2006:
Revenue	$266,868	$98,289	$15,529	$380,686
Revenue, net of subcontractor costs	153,870	81,789	9,212	244,871
Gross profit	27,471	15,193	1,755	44,419
Segment income from operations	12,020	6,003	549	18,572
Depreciation expense	1,007	530	298	1,835

Reconciliations:

	Three Months Ended
	December 30, 2007	December 31, 2006
	(in thousands)
Revenue
Revenue from reportable segments	$484,394	$380,686
Elimination of inter-segment revenue	(14,007)	(11,533)
Total consolidated revenue	$470,387	$369,153

Income from operations
Segment income from operations	$25,058	$18,572
Other (expense) income (1)	(995)	3,133
Amortization of intangibles	(1,352)	(340)
Total consolidated income from operations	$22,711	$21,365

(1)	Other (expense) income includes corporate costs not allocable to the segments. Fiscal 2007 includes a $4.0 million reversal of accrued litigation liabilities.

9.                                      Major Clients

For the three months ended December 30, 2007 and December 31, 2006, we generated 14.1% and 14.4% of our revenue, respectively, from the U.S. Air Force, a component of the U.S. Department of Defense (“DoD”).  For the same periods, we generated 13.6% and 9.3% of our revenue, respectively, from the U.S. Army Corps of Engineers, also a component of the DoD.  Our resource management and infrastructure segments generated revenue from all client sectors.  Our communications segment only reported revenue from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended
	December 30, 2007	December 31, 2006
	(in thousands)
Client Sector
Federal government	$264,205	$205,224
State and local government	82,568	56,946
Commercial	121,631	105,325
International(1)	1,983	1,658
Total	$470,387	$369,153

(1)

Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government clients was reported as part of our federal government client sector.

10.                               Comprehensive Income

We include two components in comprehensive income: net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency.

Comprehensive income was $12.9 million and $9.4 million for the three months ended December 30, 2007 and December 31, 2006, respectively.  We realized an insignificant net translation gain for both periods ended December 30, 2007 and December 31, 2006.

11.                               Commitments and Contingencies

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our condensed consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants.  The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants filed a demurrer.  On October 19, 2007, the Court sustained the demurrer with leave to amend.  Management believes that this lawsuit is without merit and no litigation liabilities have been recorded.

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  Based on these awards, AMT's aggregate potential liability is approximately $23.8 million plus the unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date.   Based on our review of this case, including analysis by our legal counsel, we do not believe that it is probable that the judgments will be sustained.  We believe that the judgments against AMT could be set aside, reversed, or remanded for a new trial based on the merits of AMT’s post-trial motions.  However, should AMT not prevail on the underlying merits of the case, we believe, and will argue in post-trial motions that the award amounts do not conform to the evidence and that the jury verdicts are not consistent with the court's instructions as a matter of law.  If an appeal is necessary, it will be made to the second district court of appeals in Ohio.  We believe that the reasonably possible range of exposure is from $0 to approximately $25 million.  As we do not believe a loss is probable, no liability has been recorded as of December 30, 2007.  Further, we believe the former owners of AMT have the ability and intent to fully indemnify us for any and all costs and damages related to this lawsuit.

12.                               Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that a company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  We will implement the new standard effective in fiscal 2009.  We are currently evaluating the impact SFAS 157 may have on our financial statements and disclosures.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will implement the new standard effective in fiscal 2009.  We are currently evaluating whether we will elect the fair value measurement principles for certain assets and liabilities.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes some significant changes to existing accounting practices for acquisitions.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  We are currently evaluating the impact SFAS 141R will have on our future business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  We are currently evaluating the impact SFAS 160 will have on our financial statements and disclosures.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth and continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of December 2007, we had approximately 7,800 full-time equivalent employees worldwide, located primarily in North America.

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

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
	December 30, 2007	December 31, 2006
Client Sector
Federal government	45.8%	48.4%
State and local government	20.2	17.1
Commercial	33.4	33.8
International	0.6	0.7
	100.0%	100.0%

We manage our business in three reportable segments: resource management, infrastructure and communications.  Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.  Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning and alternative energy.  Our infrastructure segment provides engineering, systems integration, program management, and construction management services for the development, upgrading, replacement and maintenance of civil infrastructure.  Our communications segment provides engineering, permitting, site acquisition and construction management services for utility and telecommunication infrastructure projects.

During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Throughout fiscal 2007 and the first quarter of fiscal 2008, we consolidated several of our operating units under common management structure, information systems and back-office functions.  These changes have had no impact on our operating segment structure to date.  As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business.  In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business.  The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients.  We continue to assess our operating and management structure, including the alignment of our wired business operating units.  Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
	December 30, 2007	December 31, 2006
Reportable Segment
Resource management	65.9%	62.8%
Infrastructure	29.2	33.4
Communications	4.9	3.8
	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
	December 30, 2007	December 31, 2006
Contract Type
Fixed-price	36.8%	31.3%
Time-and-materials	41.8	48.1
Cost-plus	21.4	20.6
	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants to fund various projects.  These grants are reported as part of our subcontractor costs on our condensed consolidated financial statements.  Generally, these subcontractor costs are passed through to our clients and, in accordance with industry practice and GAAP, are included in revenue.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first twelve months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  In addition, we include stock-based compensation, depreciation of property and equipment, as well as amortization of identifiable intangible assets in SG&A expenses.  Most of these costs are unrelated to a specific client or project and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  Budget constraints experienced by our federal as well as state and local government clients;

•                  Acquisitions or integration of acquired companies;

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

We experience seasonal trends in our business.  Our revenue is typically lower in the first half of the fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holidays.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer that result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the federal government’s fiscal year-end spending.

BUSINESS TREND ANALYSIS

General.  Our business continues to grow as we focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets.  In the first quarter of fiscal 2008, we experienced an overall revenue growth of 27.4% from acquisitive and organic revenue from all client sectors compared to the same quarter last year.

Federal Government.  In the first quarter of fiscal 2008, our federal government business experienced revenue growth of 28.7% compared to the same quarter last year.  On October 1, 2007, we acquired ARD, which provides applied research, planning, design and implementation services on large, complex international development projects for the USAID, the United Nations and other government agencies.  Growth in our federal government business in the first quarter was driven primarily by our ARD acquisition and, to a lesser extent, our acquisition of The Delaney Group, Inc. (“DGI”) in April 2007.  We also experienced the continuation of increased activity on our Iraq projects with the DoD.  However, our revenue growth was partially offset by the reduced workload that resulted from the completion of certain large contracts with the U.S. Department of Energy (“DOE”), the U.S. Environmental Protection Agency (“EPA”) and the National Aeronautics and Space Administration (“NASA”).  We anticipate that our federal government business will experience moderate growth in fiscal 2008 compared to fiscal 2007 due primarily to our increased work with USAID and increased Base Realignment and Closure (“BRAC”) spending.  Due to the DoD’s funding practices on projects in Iraq, it is difficult to forecast the continuation of our reconstruction and unexploded ordnance (“UXO”) projects.  Consequently, our federal government business growth may be impacted by a potential reduction in our Iraq project workloads.

State and Local Government.  In the first quarter of fiscal 2008, our state and local government business experienced growth of 45.0% from acquisitive and organic revenue compared to the same quarter last year.  This growth was driven primarily by our DGI acquisition and, to a lesser extent, increased funding under several large infrastructure and fiber-to-the-premises contracts.  In addition, many states over the past two years experienced budget surpluses due to stable financial conditions, and voters in several states approved infrastructure bond measures.  Additional infrastructure bond measures are being considered for ballots in 2008.  However, due largely to the crisis in the housing industry and lower tax revenues, states overall are projecting slower growth in spending in fiscal 2008 compared to fiscal 2007.  Despite this slower growth, many states still face major long-term infrastructure needs, including the maintenance, repair and upgrading of existing infrastructure and the need to build new infrastructure. Consequently, we anticipate that infrastructure projects will be initiated and funded during 2008, and our state and local government business will experience moderate growth in fiscal 2008.

Commercial.  In the first quarter of fiscal 2008, our commercial business experienced growth of 15.5% from acquisitive and, to a lesser extent, organic revenue compared to the same quarter last year.  This growth was driven largely by increased activity on projects associated with our fiscal 2007 acquisitions in the areas of alternative energy and geotechnical consulting services.  We also experienced organic revenue growth from our commercial clients for engineering and design, as well as fiber-to-the-premises projects.  We anticipate that our commercial business will experience moderate growth in fiscal 2008.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition that may have on our long-range business strategy and our results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors will likely contribute to a purchase price that results in a recognition of goodwill and other identifiable intangible assets.

On October 1, 2007, we completed the acquisition of ARD.  This acquisition continues our international expansion efforts as it increases our professional workforce by approximately 730 employees in new geographic areas and technical specialties around the world.  The purchase price consisted of approximately $39.6 million in cash payments, of which approximately $35 million was paid during the first quarter of fiscal 2008.  The purchase price allocation is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information necessary to perform the final valuation.  The ARD acquisition has been accounted for as a purchase and reported in our resource management segment.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may continue to divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in the first quarters of fiscal 2007 and 2008.

RESULTS OF OPERATIONS

Overall, our results for the first quarter of fiscal 2008 reflect a significant improvement as compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  We continued to experience revenue growth from all client sectors, particularly from international development projects associated with our ARD acquisition, alternative energy projects associated with our DGI acquisition, reconstruction and UXO projects in Iraq and increased workload with our commercial and state and local government clients.  Our contract costs did not increase to the same extent as our revenue growth, primarily due to cost reductions that resulted from high productivity on fixed-priced contracts.  Our SG&A expenses increased as we incurred higher marketing and business development costs to drive our business growth, pursued complementary acquisitions, integrated acquired companies, and continued to implement our enterprise resource planning (“ERP”) system.  Due to the business improvements, our net income increased 36.9% compared to the same quarter last year.

Consolidated Results

	Three Months Ended
	December 30,	December 31,	Change
	2007	2006	$	%
	($ in thousands)

Revenue	$470,387	$369,153	$101,234	27.4%
Subcontractor costs	(193,226)	(124,282)	(68,944)	(55.5)
Revenue, net of subcontractor costs	277,161	244,871	32,290	13.2

Other contract costs	(220,912)	(200,452)	(20,460)	(10.2)
Gross profit	56,249	44,419	11,830	26.6

Selling, general and administrative expenses	(33,538)	(23,054)	(10,484)	(45.5)
Income from operations	22,711	21,365	1,346	6.3

Interest expense – net	(660)	(749)	89	11.9
Loss on retirement of debt	—	(4,226)	4,226	100.0
Income before income tax expense	22,051	16,390	5,661	34.5

Income tax expense	(9,151)	(6,964)	(2,187)	(31.4)

Net income	$12,900	$9,426	$3,474	36.9%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 30, 2007	December 31, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.7)	(81.9)
Gross profit	20.3	18.1
Selling, general and administrative expenses	(12.1)	(9.4)
Income from operations	8.2	8.7

Interest expense – net	(0.2)	(0.3)
Loss on retirement of debt	—	(1.8)
Income before income tax expense	8.0	6.6

Income tax expense	(3.3)	(2.8)

Net income	4.7%	3.8%

Revenue increased $101.2 million, or 27.4%, in the first quarter of fiscal 2008 compared to the same quarter last year.  We experienced broad-based growth in all client sectors from acquisitive and, to a lesser extent, organic revenue.  Our federal government business continued to grow primarily as a result of the international development projects for USAID associated with our ARD acquisition, and increased activity on our Iraq projects for the DoD.  This growth was partially offset by the completion of certain large contracts in fiscal 2007 with the DOE, NASA and, to a lesser extent, EPA.  We experienced strong growth in our state and local government business due primarily to work associated with our DGI acquisition, and increased funding and project activity under a few large infrastructure and fiber-to-the-premises contracts.  Revenue growth from our commercial clients was driven primarily by work related to alternative energy, geotechnical consulting and water infrastructure services.  We also experienced organic revenue growth in our commercial business related to engineering and design as well as fiber-to-the-premises projects.

Revenue, net of subcontractor costs, increased $32.3 million, or 13.2%, in the first quarter of fiscal 2008 compared to the same quarter last year, for the reasons described above.  The growth rate did not keep pace with our revenue growth due to higher subcontracting requirements for certain federal government work, particularly our reconstruction and UXO projects in Iraq and our USAID projects.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.  In the first quarter of fiscal 2008, we also experienced higher subcontracting requirements under a large program management contract with a state and local government client.

Other contract costs increased $20.5 million, or 10.2%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The increase resulted primarily from additional costs incurred to support revenue growth.  However, the increase was partially offset by benefits from contract close-out efforts related to project equipment disposals and a claim settlement.  As a percentage of revenue, net of subcontractor costs, other contract costs were 79.7% and 81.9% for the first quarters of fiscal 2008 and 2007, respectively.  The percentage decrease was also driven by improved performance on our fixed-priced contracts.

Gross profit increased $11.8 million, or 26.6%, in the first quarter of fiscal 2008 compared to the same quarter last year, for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.3% and 18.1% for the first quarters of fiscal 2008 and 2007, respectively.

SG&A expenses increased $10.5 million, or 45.5%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The increase resulted from the growth of our business and our investment in marketing and business development efforts.  Further, we incurred additional costs as we pursued complementary acquisitions, integrated acquired companies, implemented our ERP system, and recognized increased intangible amortization costs related to recent acquisitions.  In the first quarter of fiscal 2007, our SG&A expenses benefited from a reversal of $4.0 million of certain litigation liabilities.  As a percentage of revenue, net of subcontractor costs, SG&A expenses were 12.1% and 9.4% for the first quarters of fiscal 2008 and 2007, respectively.

Net interest expense decreased $0.1 million, or 11.9%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The decrease in interest expense was driven by lower average debt borrowings and a lower interest rate on our debt compared to the same quarter last year.  However, the decrease was partially offset by lower interest income generated from short-term investments of cash.

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

Income tax expense increased $2.2 million, or 31.4%, in the first quarter of fiscal 2008 compared to the same quarter last year due to higher income.  Our effective tax rate was 41.5% and 42.5% in the first quarters of fiscal 2008 and 2007, respectively.

Additional Information by Reportable Segment

Resource Management

	Three Months Ended
	December 30,	December 31,	Change
	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$182,550	$153,870	$28,680	18.6%
Other contract costs	(144,759)	(126,399)	(18,360)	(14.5)
Gross profit	$37,791	$27,471	$10,320	37.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 30, 2007	December 31, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.3)	(82.1)
Gross profit	20.7%	17.9%

Revenue, net of subcontractor costs, increased $28.7 million, or 18.6%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The increase was driven primarily by our ARD and DGI acquisitions, particularly from activity on international development projects with federal government clients and alternative energy projects.  To a lesser extent, we experienced revenue increases related to activity on geotechnical consulting projects primarily with our commercial clients.  We also continued to experience organic revenue growth with the DoD on work related to our reconstruction projects in Iraq.  However, the overall revenue increase was partially offset by reduced workload on other projects with the DoD, DOE and EPA due to the completion of certain large contracts in fiscal 2007.

Other contract costs increased $18.4 million, or 14.5%, in the first quarter of fiscal 2008 compared to the same quarter last year.  For the most part, the cost increase tracked to our revenue increase, net of subcontractor costs.  However, the increase was partially mitigated by benefits from contract close-out efforts related to project equipment disposals and a claim settlement.  As a percentage of revenue, net of subcontractor costs, other contract costs were 79.3% and 82.1% for the first quarters of fiscal 2008 and 2007, respectively.  The percentage decrease was also driven by improved performance on our fixed-price contracts.

Gross profit increased $10.3 million, or 37.6%, in the first quarter of fiscal 2008 compared to the same quarter last year for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.7% and 17.9% for the first quarters of fiscal 2008 and 2007, respectively.

Infrastructure

	Three Months Ended
	December 30,	December 31,	Change
	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$80,907	$81,789	$(882)	(1.1)%
Other contract costs	(65,190)	(66,596)	1,406	2.1
Gross profit	$15,717	$15,193	$524	3.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 30, 2007	December 31, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.6)	(81.4)
Gross profit	19.4%	18.6%

Revenue, net of subcontractor costs, decreased $0.9 million, or 1.1%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The decline resulted from decreased activity in our federal government business caused by the completion of a large NASA project at the end of fiscal 2007.  However, the decline was partially offset by revenue growth in our commercial business with engineering and design projects.

Other contract costs decreased $1.4 million, or 2.1%, in the first quarter of fiscal 2008 compared to the same quarter last year.  The decrease was due primarily to cost reductions that resulted from our continuing emphasis on contract risk management and focus on reducing facility and administrative personnel overhead costs.  As a percentage of revenue, net of subcontractor costs, other contract costs were 80.6% and 81.4% for the first quarters of fiscal 2008 and 2007, respectively.

Gross profit increased $0.5 million, or 3.4%, in the first quarter of fiscal 2008 compared to the same quarter last year.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.4% and 18.6% for the first quarters of fiscal 2008 and 2007, respectively.  The percentage increase was primarily due to our emphasis on contract risk management and the completion of the aforementioned NASA project, which had a relatively low gross profit margin.

Communications

	Three Months Ended
	December 30,	December 31,	Change
	2007	2006	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$13,704	$9,212	$4,492	48.8%
Other contract costs	(10,963)	(7,457)	(3,506)	(47.0)
Gross profit	$2,741	$1,755	$986	56.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 30, 2007	December 31, 2006

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.0)	(81.0)
Gross profit	20.0%	19.0%

Revenue, net of subcontractor costs, increased $4.5 million, or 48.8%, in the first quarter of fiscal 2008 compared to the same quarter last year.  We experienced increased funding and project execution activity related to our large fiber-to-the-premises projects from state and local government as well as commercial clients.

Other contract costs increased $3.5 million, or 47.0%, in the first quarter of fiscal 2008 compared to the same quarter last year.  For the most part, the increase tracked to our increase in revenue, net of subcontractor costs.  As a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 81.0% for the first quarters of fiscal 2008 and 2007, respectively.

Gross profit increased $1.0 million, or 56.2%, in the first quarter of fiscal 2008 compared to the same quarter last year.  This increase was due to business growth.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.0% and 19.0% for the first quarters of fiscal 2008 and 2007, respectively.  The percentage increase resulted from improved contract execution and our leveraged business support services.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions.  It is anticipated that operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our requirements for the next twelve months.

Working Capital.  As of December 30, 2007, our working capital was $201.3 million, an increase of $7.0 million from $194.4 million as of September 30, 2007, due primarily to our business growth.  Cash and cash equivalents totaled $18.2 million as of December 30, 2007, compared to $76.7 million as of September 30, 2007 due primarily to the acquisition of ARD.

Operating and Investing Activities.  Net cash of $18.1 million was used in operating activities for the first quarters of fiscal 2008 and 2007 due primarily to payments related to year-end employee compensation accruals and income tax liabilities.  Our net cash used in investing activities was $36.1 million in the first quarter of fiscal 2008 compared to $0.7 million in the same quarter last year.  The increase resulted primarily from the acquisition of ARD.

Capital Expenditures.  Our capital expenditures for the three months ended December 30, 2007 and December 31, 2006 were $4.3 million and $2.1 million, respectively.  The capital expenditures were primarily for the replacement of obsolete equipment, new equipment required for project execution and, to a lesser extent, capital costs associated with the ERP system.

Debt Financing.  In March 2007, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012.  As part of the Facility, we may request standby letters of credit up to an aggregate sum of $50.0 million.  Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  As of December 30, 2007, we had $65.0 million in borrowings under the Facility outstanding, and standby letters of credit under the Facility totaled $12.9 million.

The Credit Agreement requires us to comply with various financial and operating covenants.  Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of December 30, 2007, our consolidated leverage ratio was 0.86x, and our fixed charge coverage ratio was 2.34x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of December 30, 2007, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, general economic conditions may impact our client base, our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Tax Claims.  We are currently under examination by the IRS for fiscal years 1997 through 2004 and the FTB for fiscal years 2001 through 2003 related to R&E Credits.  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held pending completion of the IRS examination.  The estimated realizable refunds have been classified as non-current income taxes receivable on our  condensed consolidated balance sheets.  During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  We are protesting the position in the letter and began the IRS appeals process in January 2007.  In October 2007, we received an AIPS from the FTB related to fiscal 2001 through 2003.  We have protested the position in the AIPS.  If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our cash flow in future periods.  However, if the resolution is favorable, the change in unrecognized tax benefits could be significant and we could receive a significant cash refund.

Financial Market Risks

We currently utilize no derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a Eurodollar rate plus a margin which ranges from 1.0% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid at anytime prior to the Facility’s maturity date without penalty.  Borrowings at a Eurodollar rate have a term, no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or terminates earlier at our discretion upon payment in full of loans and other obligations.

We anticipate repaying $3.2 million of our outstanding indebtedness in the next 12 months, of which $1.7 million relates to the guaranteed earn-out payment associated with the DGI acquisition and $1.5 million relates to other debt. Assuming we do repay the remaining $1.5 million ratably during the next 12 months and hold $65.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.7 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will be able to repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.            Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  The allegations of the complaint appeared to relate to options transactions that we disclosed in our Form 10-Q for the third quarter of fiscal 2006.  As reported in that Form 10-Q, we recorded additional pre-tax non-cash stock-based compensation charges of $3.2 million ($2.3 million related to continuing operations and $0.9 million related to discontinued operations), net of tax of $1.3 million ($0.9 million related to continuing operations and $0.4 million related to discontinued operations), in our condensed consolidated financial statements for the three and nine months ended July 2, 2006 as a result of misdated option grants.  The plaintiff in this action filed an amended complaint on July 6, 2007, to which the defendants filed a demurrer.  On October 19, 2007, the Court sustained the demurrer with leave to amend.  Management believes that this lawsuit is without merit and no litigation liabilities have been recorded.

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  Based on these awards, AMT's aggregate potential liability is approximately $23.8 million plus the unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date.   Based on our review of this case, including analysis by our legal counsel, we do not believe that it is probable that the judgments will be sustained.  We believe that the judgments against AMT could be set aside, reversed, or remanded for a new trial based on the merits of AMT’s post-trial motions.  However, should AMT not prevail on the underlying merits of the case, we believe, and will argue in post-trial motions that the award amounts do not conform to the evidence and that the jury verdicts are not consistent with the court's instructions as a matter of law.  If an appeal is necessary, it will be made to the second district court of appeals in Ohio.  We believe that the reasonably possible range of exposure is from $0 to approximately $25 million.  As we do not believe a loss is probable, no liability has been recorded as of December 30, 2007.  Further, we believe the former owners of AMT have the ability and intent to fully indemnify us for any and all costs and damages related to this lawsuit.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2008, we derived approximately 66.0% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  The following agencies generated 45.8% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2008:  27.3% from the DoD, 8.1% from USAID, 4.1% from the EPA, 1.5% from the DOE, and 4.8% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by, a number of factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

•                  Delays associated with a lack of sufficient number of government staff to oversee contracts;

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 27.3% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2008, as noted above.  In the first quarter of fiscal 2008, we experienced an increase in revenue for project management reconstruction services in Iraq compared to the first quarter of fiscal 2007.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations.  Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenues

In years when the U.S. government does not complete its budget process before the end of its fiscal year on September 30th, government operations are typically funded by means of a “continuing resolution” that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives.  When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with the Federal Acquisition Regulations (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”) and DoD security regulations, as well as many other rules and regulations.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review, and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for the FAR or CAS, the DCAA auditor may recommend to our U.S. Government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of governmental audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits

Government contracts are awarded through a regulated procurement process.  The federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

Demand for our non-federal government services is cyclical and vulnerable to economic downturns.  If the economy weakens, then our revenues, profits and our financial condition may deteriorate

Demand for our non-federal government services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If the economy weakens, then our revenues, profits and overall financial condition may deteriorate.  Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delays payments for services we perform, thereby increasing the average number of days our receivables are outstanding.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

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

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•                  The application of the percentage-of-completion method of accounting, and revenue recognition on contracts, changes orders and contract claims;

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

Our use of the percentage-of-completion method of accounting could result in reduction or reversal of previously recorded revenue and profits

We account for most of our contracts on the percentage-of-completion method of accounting.  Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project.  The effect of revisions to revenue and estimated costs, including the achievement of award and other fees, is recorded when the amounts are known and can be reasonably estimated.  Such revisions could occur in any period and their effects could be material.  The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimate, including reductions or reversal of previously recorded revenue and profit.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients.  Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which are affected by a number of factors.  These factors include market conditions, financing arrangements and required governmental approvals.  For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract.  If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

These are risks associated with our acquisition strategy that could adversely impact our business and operating results

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

•                  Incur large and immediate write-offs; or

•                  Become subject to litigation.

Finally, acquired companies that derive a significant portion of their revenue from the federal government and that do not follow the same cost accounting policies and billing practices as we may be subject to larger cost disallowances for greater periods than we typically encounter.  If we fail to determine the existence of unallowable costs and establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

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

Adverse resolution of the IRS or other tax authority examination process may harm our financial results

We are currently under examination by the IRS for fiscal years 1997 through 2004.  During the third quarter of fiscal 2006, we received a 30-day letter from IRS related to fiscal years 1997 through 2001.  We protested the position in the letter and began the IRS appeals process in January of 2007.  We are also currently under examination by the FTB for fiscal years 2001 through 2003.  In October 2007, we received an AIPS related to fiscal 2001 through 2003.  We have protested the position in the AIPS.  One major issue raised by the IRS and FTB relates to the R&E Credit that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS and/or the FTB determine that the amount of R&E Credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our cash flow.  Another issue raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payment, as this is a temporary difference, there should be no material impact on our financial results upon resolution of this issue.

If we do not successfully complete the implementation of our ERP system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; and sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2007, we converted several of our large operating units to our ERP system, and we plan to complete the conversion process in fiscal 2008.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

In addition, we rely on third-party software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operations.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus.  Under our fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks.  These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period.   Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on these contracts is driven by billable headcount and cost control.  Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts.  Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of December 30, 2007 was $1.3 billion.  We include in backlog only those contracts for which funding has been provided and work authorization has been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of December 30, 2007, our goodwill was $195.0 million and other net intangible assets were $16.9 million.  If any of our goodwill or other intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce our profit.  Refer to the “Notes to Condensed Consolidated Financial Statements” in Item 1.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the first quarter of fiscal 2008, we derived approximately 0.6% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand, prior to signing a contract, international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We routinely enter into subcontracts and occasionally, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success on these joint projects depends in large part on whether our business partners fulfill their contractual obligations satisfactorily.  If any of our business partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for our business-partners’ shortfall.  If we are unable to adequately address our business partners’ performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

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

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner.  The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.  Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

Changes in existing environmental laws, regulations and programs could reduce demand for our environmental services, which could cause our revenue to decline

A significant amount of our resource management business is generated either directly or indirectly as a result of existing federal and state laws, regulations and programs related to pollution and environmental protection.  Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have material adverse effect on our revenue.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2008, we derived approximately 33.4% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Our business activities may require our employees to travel to and work in high security risk countries, which may result in employee death or injury, repatriation costs or other unforeseen costs

Certain of our contracts may require our employees travel to and work in high risk countries that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism.  For example, we currently have employees working in Afghanistan and Iraq.  As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  If we fail to meet these requirements, or to properly implement and comply with our safety program, there could be a material adverse effect on our business, operating results or financial condition.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations, and The NASDAQ Stock Market LLC rules, have created additional disclosure and other compliance requirements for us.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to continue to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property.  We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or to prevent misappropriation of our confidential information.  In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights.  Failure to obtain or maintain trade secret protection would adversely affect our competitive business position.  In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

Item 6.            Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section1 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2008	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)