Form 10-Q
period 2008-03-30
TETRA TECH INC
filed 2008-05-02
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

As of April 28, 2008, 58,846,440 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,020	$76,741
Accounts receivable – net	470,434	437,315
Prepaid expenses and other current assets	30,765	28,496
Income taxes receivable	9,725	—
Deferred income taxes	1,532	—
Current assets of discontinued operation	300	304
Total current assets	540,776	542,856

PROPERTY AND EQUIPMENT:
Land and buildings	6,705	6,630
Equipment, furniture and fixtures	106,395	100,391
Leasehold improvements	11,685	10,738
Total	124,785	117,759
Accumulated depreciation and amortization	(65,517)	(63,382)
PROPERTY AND EQUIPMENT – NET	59,268	54,377

DEFERRED INCOME TAXES	8,615	12,342
INCOME TAXES RECEIVABLE	17,844	33,800
GOODWILL	204,784	180,952
INTANGIBLE ASSETS – NET	14,275	5,166
OTHER ASSETS	14,506	15,576
NON-CURRENT ASSETS OF DISCONTINUED OPERATION	2,418	2,418

TOTAL ASSETS	$862,486	$847,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$143,709	$154,560
Accrued compensation	72,497	78,029
Billings in excess of costs on uncompleted contracts	78,384	55,172
Deferred income taxes	—	13,035
Income taxes payable	—	1,576
Current portion of long-term obligations	3,731	3,304
Other liabilities	44,317	42,805
Total current liabilities	342,638	348,481

LONG-TERM OBLIGATIONS	64,744	81,080
OTHER LONG-TERM LIABILITIES	3,522	2,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of March 30, 2008 and September 30, 2007	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 58,806 and 58,387 shares as of March 30, 2008 and September 30, 2007, respectively	588	584
Additional paid-in capital	289,351	280,022
Accumulated other comprehensive loss	(64)	(37)
Retained earnings	161,707	135,134
TOTAL STOCKHOLDERS’ EQUITY	451,582	415,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,486	$847,487

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Revenue	$461,386	$346,019	$931,773	$715,172
Subcontractor costs	(174,035)	(109,760)	(367,261)	(234,042)
Revenue, net of subcontractor costs	287,351	236,259	564,512	481,130

Other contract costs	(229,583)	(191,112)	(450,495)	(391,564)
Gross profit	57,768	45,147	114,017	89,566

Selling, general and administrative expenses	(32,939)	(26,769)	(66,477)	(49,823)
Income from operations	24,829	18,378	47,540	39,743

Interest expense – net	(1,456)	(495)	(2,116)	(1,244)
Loss on retirement of debt	—	—	—	(4,226)
Income from continuing operations before income tax expense	23,373	17,883	45,424	34,273

Income tax expense	(9,700)	(7,500)	(18,851)	(14,464)
Income from continuing operations	13,673	10,383	26,573	19,809

Income from discontinued operation, net of tax	—	26	—	26

Net income	$13,673	$10,409	$26,573	$19,835

Basic earnings per share:
Income from continuing operations	$0.23	$0.18	$0.45	$0.34
Income from discontinued operation, net of tax	—	—	—	—
Net income	$0.23	$0.18	$0.45	$0.34

Diluted earnings per share:
Income from continuing operations	$0.23	$0.18	$0.45	$0.34
Income from discontinued operation, net of tax	—	—	—	—
Net income	$0.23	$0.18	$0.45	$0.34

Weighted average common shares outstanding:
Basic	58,601	57,838	58,412	57,773
Diluted	59,084	58,323	59,079	58,270

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$26,573	$19,835

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,374	6,211
Stock-based compensation	3,923	2,566
Excess tax benefits from stock-based compensation	(266)	(139)
Deferred income taxes	8,345	5,083
Write-off of unamortized debt financing costs	—	1,069
Provision for losses on contracts and related receivables	4,579	410
Gain on sale of discontinued operation	—	(44)
Gain on disposal of property and equipment	(1,182)	(192)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(583)	(2,923)
Prepaid expenses and other assets	(1,688)	(1,545)
Accounts payable	(19,143)	(6,949)
Accrued compensation	(9,659)	(8,792)
Billings in excess of costs on uncompleted contracts	20,577	2,579
Other liabilities	1,923	(8,362)
Income taxes receivable/payable	(15,483)	(4,905)
Net cash provided by operating activities	26,290	3,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,221)	(4,635)
Payments for business acquisitions, net of cash acquired	(53,951)	(4,124)
Proceeds from sale of discontinued operations	1,005	1,890
Proceeds from sale of property and equipment	1,721	253
Net cash used in investing activities	(61,446)	(6,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(31,275)	(98,158)
Proceeds from borrowings under long-term obligations	15,000	57,000
Payment of deferred financing fees	—	(1,032)
Excess tax benefits from stock-based compensation	266	139
Net proceeds from issuance of common stock	2,444	1,976
Net cash used in financing activities	(13,565)	(40,075)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,721)	(42,789)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,741	65,353
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,020	$22,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,445	$4,398
Income taxes, net of refunds received	$21,330	$14,279

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 30, 2008, the condensed consolidated statements of income for the three and six months ended March 30, 2008 and April 1, 2007, and the condensed consolidated statements of cash flows for the six months ended March 30, 2008 and April 1, 2007 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.  The results of operations for the three and six months ended March 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2008.

2.             Accounts Receivable – Net

Net accounts receivable consisted of the following:

	March 30, 2008	September 30, 2007
	(in thousands)

Billed	$257,093	$243,525
Unbilled	221,778	202,790
Contract retentions	11,716	11,127
Total accounts receivable – gross	490,587	457,442

Allowance for doubtful accounts	(20,153)	(20,127)
Total accounts receivable – net	$470,434	$437,315

Billings in excess of costs on uncompleted contracts	$78,384	$55,172

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of March 30, 2008 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.  As of March 30, 2008, our billings in excess of costs on uncompleted contracts increased $23.2 million due primarily to large advance payments from commercial clients on environmental remediation and alternative energy projects.

Billed accounts receivable related to federal government contracts were $117.9 million and $95.5 million as of March 30, 2008 and September 30, 2007, respectively.  The federal government unbilled receivables, net of progress payments, were $55.1 million and $88.5 million as of March 30, 2008 and September 30, 2007, respectively.  Other than the federal government, no single client accounted for more than 10% of our accounts receivable as of March 30, 2008 and September 30, 2007.

3.             Business Combinations, Goodwill and Intangibles

In the third quarter of fiscal 2007, we acquired (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, “The Delaney Group” or “DGI”), which provides planning, development and construction services for wind energy programs, Base Realignment and Closure (“BRAC”) projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  The purchase price consisted of cash payments of approximately $32.5 million.  In addition, the former shareholders will receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and contingent earn-out payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives.  DGI is part of our resource management segment.

In fiscal 2007, we acquired the following small companies or their assets to enhance our service offerings and expand our geographic presence:

Acquired Companies/Assets	Type of Purchase	Segment	Services
Gore Engineering, Inc. (“GORE”)	Stock	Resource Management	Geotechnical engineering
Murphy Engineering Group, LLC (“MEG”)	Asset	Infrastructure	Land development and engineering
Northern Ecological Associates, Inc. (“NEA”)	Stock	Resource Management	Ecological
Soil Testing Engineers, Inc. (“STE”)	Asset	Resource Management	Geotechnical engineering
Vector Colorado, LLC (“VCL”)	Asset	Resource Management	Mining consulting
Vector Nevada, LLC (“VNL”)	Asset	Resource Management	Mining consulting

The total purchase price for these small acquisitions consisted of the initial cash payments of approximately $8.1 million and, over a three or four-year period from their respective acquisition dates, guaranteed deferred cash payments and/or contingent earn-out payments upon achievement of certain financial objectives.

On October 1, 2007, we acquired all of the outstanding shares of capital stock of ARD, Inc. (“ARD”), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues.  ARD manages large, complex international development projects for its clients, predominantly the U.S. Agency for International Development (“USAID”).  This acquisition continues our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our resource management segment.  The purchase price consisted of $41.5 million in cash payments, which were paid during the first half of fiscal 2008.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Amount
(in thousands)

Current assets	$31,846
Property and equipment	195
Goodwill	17,905
Intangible and other assets	8,110
Current liabilities	(16,528)
Net assets acquired	$41,528

No pro forma information is presented for the second quarter and first half of fiscal 2008 as the ARD acquisition closed on the first day of our fiscal year.  The table below presents summarized unaudited consolidated pro forma operating results, assuming we had purchased ARD at the beginning of fiscal 2007:

	Pro Forma
	Three Months Ended	Six Months Ended
	April 1, 2007	April 1, 2007
	(in thousands, except per share data)

Revenue	$373,334	$765,637
Revenue, net of subcontractor costs	253,148	514,868
Income from operations	19,289	41,383
Net income	10,539	20,013

Earnings per share:
Basic	$0.18	$0.35
Diluted	$0.18	$0.34

Weighted average shares outstanding:
Basic	57,838	57,773
Diluted	58,323	58,270

In the second quarter of fiscal 2008, we acquired certain assets of two civil engineering firms, Daylor Consulting Group, Inc. (“Daylor”) and WJA P.L.L.C. (“WJA”).  These acquisitions, which were integrated into our infrastructure segment, offer complementary technical expertise and enable us to enhance our infrastructure service offerings.  We also acquired all of the outstanding shares of capital stock of INCA Engineers, Inc. (“INCA”).  INCA provides consulting and civil/mechanical engineering services for water infrastructure and transportation projects, including locks, levees and dams projects for the U.S. Army Corps of Engineers (“USACE”).  INCA is part of our resource management segment.  The total initial purchase price for these three acquisitions consisted of approximately $10 million in cash.  In addition, the sellers have certain earn-out rights that will allow them to receive additional cash payments over a three-year period upon achievement of certain financial objectives.

                All of the above acquisitions were accounted for as business combinations.  Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values.  The purchase price allocations for fiscal 2008 acquisitions, except for ARD, are preliminary and subject to adjustments based upon the valuation and final determination of the net assets acquired.  None of the fiscal 2007 and 2008 acquisitions, except for ARD, were considered material, individually or in the aggregate, as they did not have a material impact on our financial position, results of operations or cash flows for the respective reporting periods and, as such, no pro forma results are presented.

                In the first half of fiscal 2008, we recorded $17.9 million, $3.8 million and $0.6 million of goodwill on our condensed consolidated balance sheet as of March 30, 2008 for the ARD, INCA and WJA acquisitions, respectively.  These amounts resulted from the excess of the purchase price for each of these individual acquisitions over the fair value of their net tangible and identifiable intangible assets acquired.  In addition, we adjusted goodwill for purchase price allocation adjustments related to certain fiscal 2007 acquisitions, and a payment of $1.5 million related to an Internal Revenue Code Section 338(h)(10) election under which the stock purchase was treated as an asset purchase for tax purposes.  The changes in the carrying value of goodwill by segment for the six months ended March 30, 2008 were as follows:

	September 30, 2007	Goodwill Addition	Goodwill Adjustments	March 30, 2008
	(in thousands)

Resource management	$106,883	$21,691	$2,118	$130,692
Infrastructure	74,069	639	(616)	74,092
Total	$180,952	$22,330	$1,502	$204,784

                The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of March 30, 2008 and September 30, 2007, included in intangible assets – net on the condensed consolidated balance sheets, were as follows:

	March 30, 2008		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$1,084	$(195)	$506	$(65)
Customer relations	3,527	(370)	976	(108)
Backlog	18,473	(8,244)	10,017	(6,160)
Total	$23,084	$(8,809)	$11,499	$(6,333)

                For the six months ended March 30, 2008, $0.6 million, $2.6 million and $8.5 million were assigned to non-compete agreements, customer relations and backlog, respectively.  These amounts were related to the preliminary purchase price allocations for ARD, INCA, WJA and Daylor, and, to a lesser extent, adjustments for certain fiscal 2007 acquisitions.  For the three months ended March 30, 2008 and April 1, 2007, amortization expense for acquired identifiable intangible assets with finite useful lives was $1.1 million and $0.4 million, respectively.  For the six months ended March 30, 2008 and April 1, 2007, the amortization expense was $2.5 million and $0.8 million, respectively.  Estimated amortization expense for the remainder of fiscal 2008 and the succeeding years is as follows:

Amount
(in thousands)

2008	$2,768
2009	4,719
2010	3,396
2011	2,700
2012	521
2013	140
2014	31

4.             Discontinued Operation

In fiscal 2006, we sold Vertex Engineering Services, Inc. (“VES”) and, accordingly, this operating unit was accounted for as a discontinued operation in the condensed consolidated financial statements for all reporting periods.  For both the three and six months ended April 1, 2007, we reported a gain from discontinued operation, net of tax, of approximately $26,000.

5.             Debt

                In December 2006, we retired our senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this early debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million in the first quarter of fiscal 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of Financial Accounting Standards Board (“FASB”) Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we reported a $4.2 million loss on retirement of debt as part of our income from operations in the first quarter of fiscal 2007.

6.             Stockholders’ Equity and Stock Compensation Plans

                We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  For the three and six months ended March 30, 2008, stock-based compensation expense was $2.2 million and $3.9 million, compared to $1.5 million and $2.6 million for the same periods last year, respectively.  These amounts are primarily included in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statements of income.  Stock-based compensation expense for the three and six months ended March 30, 2008 may not be indicative of the total expense to be expected for fiscal year 2008.

7.             Earnings Per Share

                Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted average dilutive effects of outstanding stock options using the treasury stock method.

                The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
	(in thousands, except per share data)

Numerator:
Income from continuing operations	$13,673	$10,383	$26,573	$19,809
Income from discontinued operation	—	26	—	26
Net income	$13,673	$10,409	$26,573	$19,835

Denominator for basic earnings per share	58,601	57,838	58,412	57,773

Denominator for diluted earnings per share:
Denominator for basic earnings per share	58,601	57,838	58,412	57,773
Potential common shares – stock options	483	485	667	497
Denominator for diluted earnings per share	59,084	58,323	59,079	58,270

Basic earnings per share:
Income from continuing operations	$0.23	$0.18	$0.45	$0.34
Income from discontinued operation	—	—	—	—
Net income	$0.23	$0.18	$0.45	$0.34

Diluted earnings per share:
Income from continuing operations	$0.23	$0.18	$0.45	$0.34
Income from discontinued operation	—	—	—	—
Net income	$0.23	$0.18	$0.45	$0.34

For the three and six months ended March 30, 2008, 3.5 million and 4.0 million common stock options were anti-dilutive, compared to 4.1 million options for the same periods last year.  These options were excluded from the calculation of dilutive potential common shares because the strike prices were above the average market prices for the reporting periods.

8.             Income Taxes

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

We adopted the provisions of FIN 48 on October 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of this adoption.  The amount of unrecognized tax benefits at October 1, 2007 was $32.1 million, of which $15.4 million would impact our effective tax rate if recognized.  The amount of unrecognized tax benefits as of March 30, 2008 was $36.0 million, of which $15.4 million would impact our effective tax rate if recognized.  We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.  The amount of interest income accrued as of October 1, 2007 was $8.4 million.  The amount of interest income accrued as of March 30, 2008 was $9.1 million and is included in the non-current income taxes receivable.

While the adoption of FIN 48 did not have a cumulative effect on retained earnings, we recorded certain reclassifications that affected the presentation on our condensed consolidated balance sheet as of March 30, 2008. We recorded a reclassification from deferred tax liability to non-current income taxes payable to reflect the amount of expected tax payments related to temporary differences.  Our net deferred tax asset balances reflect the expected future net tax deductions. While unrelated to the adoption of FIN 48, the increase in our current income taxes receivable reflects estimated tax payments in excess of our current provision.

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

9.             Reportable Segments

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

                During the first quarter of fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure.  Throughout fiscal 2007 and to date, we consolidated some of our reporting units under common management structure, information systems and back-office functions.  These changes have had no impact on our operating segment structure to date.  As a result of our exit from the wireless communications business in fiscal 2006, the remaining portion of the communication business, known as the wired business, represents a small part of our overall business.  In addition, the wired business operating units increasingly perform services and serve clients that are similar in nature to those of the infrastructure business.  The wired business operating units provide engineering, permitting, site acquisition and construction management to state and local governments, telecommunications and cable operators, utility companies and other commercial clients.  We continue to assess our operating and management structure, including the alignment of our wired business operating units.  Should further changes be effected, we will evaluate the impact on our segment reporting as appropriate.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended March 30, 2008:
Revenue	$365,160	$102,765	$15,509	$483,434
Revenue, net of subcontractor costs	191,609	85,597	10,145	287,351
Gross profit	39,991	15,999	1,778	57,768
Segment income from operations	18,663	7,857	701	27,221
Depreciation expense	1,831	581	436	2,848
Segment assets	683,180	117,084	31,641	831,905

Three months ended April 1, 2007:
Revenue	$247,803	$98,966	$13,824	$360,593
Revenue, net of subcontractor costs	146,258	81,226	8,775	236,259
Gross profit	28,496	15,225	1,426	45,147
Segment income from operations	11,991	5,834	184	18,009
Depreciation expense	979	549	297	1,825
Segment assets	502,627	93,505	26,013	622,145

Six months ended March 30, 2008:
Revenue	$733,707	$199,228	$34,893	$967,828
Revenue, net of subcontractor costs	374,159	166,504	23,849	564,512
Gross profit	77,782	31,716	4,519	114,017
Segment income from operations	35,905	14,288	2,086	52,279
Depreciation expense	3,478	1,132	720	5,330
Segment assets	683,180	117,084	31,641	831,905

Six months ended April 1, 2007:
Revenue	$514,671	$197,255	$29,353	$741,279
Revenue, net of subcontractor costs	300,128	163,015	17,987	481,130
Gross profit	55,967	30,418	3,181	89,566
Segment income from operations	24,011	11,837	733	36,581
Depreciation expense	1,986	1,079	595	3,660
Segment assets	502,627	93,505	26,013	622,145

Reconciliations:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
	(in thousands)

Revenue
Revenue from reportable segments	$483,434	$360,593	$967,828	$741,279
Elimination of inter-segment revenue	(22,048)	(14,574)	(36,055)	(26,107)
Total consolidated revenue	$461,386	$346,019	$931,773	$715,172

Income from operations
Segment income from operations	$27,221	$18,009	$52,279	$36,581
Other income (expense) (1)	(1,268)	813	(2,263)	3,946
Amortization of intangibles	(1,124)	(444)	(2,476)	(784)
Total consolidated income from operations	$24,829	$18,378	$47,540	$39,743

(1)             Other income (expense) includes corporate costs not allocable to the segments.  The three and six months ended April 1, 2007 included $1.8 million and $5.7 million reversals of accrued litigation liabilities, respectively.

	March 30, 2008	April 1, 2007
	(in thousands)
Segment assets
Total assets of reportable segments	$831,905	$622,145
Other assets not allocated to reportable segments and eliminations	30,581	44,356
Total assets	$862,486	$666,501

10.          Major Clients

For the three and six months ended March 30, 2008, we generated 14.5% and 14.4% of our revenue from the USACE, a component of the U.S. Department of Defense (“DoD”), compared to 13.2% and 11.2% for the same periods last year, respectively.  For the three and six months ended March 30, 2008, we generated 13.7% and 14.3% of our revenue from the U.S. Air Force, also a component of the DoD, compared to 13.1% and 13.8% for the same periods last year, respectively.  Our resource management and infrastructure segments generated revenue from all client sectors.  Our communications segment reported revenue only from state and local government and commercial clients.

                The following table presents revenue by client sector:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
	(in thousands)

Client Sector
Federal government	$252,908	$176,972	$517,112	$382,196
State and local government	66,800	59,620	149,368	116,566
Commercial	138,109	107,274	259,740	212,598
International (1)	3,569	2,153	5,553	3,812
Total	$461,386	$346,019	$931,773	$715,172

(1)             Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government clients was reported as part of our federal government client sector.

11.          Comprehensive Income

                We include two components in comprehensive income: net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency.

                For the three and six months ended March 30, 2008, comprehensive income was $13.6 million and $26.5 million, respectively.  For the three and six months ended April 1, 2007, comprehensive income was $10.4 million and $19.8 million, respectively.  We recorded an insignificant net translation loss for both the three and six months ended March 30, 2008 and April 1, 2007, respectively.

12.          Commitments and Contingencies

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

                On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  On April 11, 2008, the court entered a Judgment and Order of Dismissal in this matter, and the plaintiff has 60 days to appeal this judgment.  Management believes that this lawsuit is without merit and no litigation liabilities have been recorded.

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  Based on these awards, AMT’s aggregate potential liability is approximately $23.8 million plus the unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date; however, we have posted a $1.0 million bond as required by the court.   Based on our review of this case, including analysis by our legal counsel, we do not believe that it is probable that the judgments will be sustained.  We believe that the judgments against AMT could be set aside, reversed, or remanded for a new trial based on the merits of AMT’s post-trial motions, which were filed in February 2008.  However, should AMT not prevail on the underlying merits of the case, we believe, and have argued in post-trial motions, that the award amounts do not conform to the evidence and that the jury verdicts are not consistent with the court’s instructions as a matter of law.  If an appeal is necessary, it will be made to the second district court of appeals in Ohio. We believe that the reasonably possible range of exposure is from $0 to approximately $25 million.  As we do not believe a loss is probable, no liability has been recorded as of March 30, 2008.  Further, we believe the former owners of AMT have the ability and intent to fully indemnify us for any and all costs and damages related to this lawsuit.

A domestic real estate investment trust (the “REIT”) that owns and rents apartments has informed us that it intends to file suit against us, alleging that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT.  To date, no lawsuit has been filed; however, the REIT has indicated that it intends to file fraud and other claims against us and may seek as much as $30 million in damages.  We are in the early stages of the investigation.  However, based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously if a suit is filed.  Given the limited facts available to us at this time, it is not possible to accurately predict the ultimate resolution of this matter.

13.          Recent Accounting Pronouncements

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Dates of FASB Statement No. 157,” which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS 157 may have on our financial statements and disclosures.

                In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We will implement the new standard effective in fiscal 2009.  We are currently evaluating whether we will elect the fair value measurement principles for certain assets and liabilities.

                In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  We are currently evaluating the impact, if any, SFAS 141R will have on our future business combinations.

                In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  We do not currently have any less than wholly-owned consolidated subsidiaries.  SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective in fiscal 2010.

                In December 2007, Emerging Issues Task Force (“EITF”) 07-01, “Accounting for Collaborative Arrangements” was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations. We are currently evaluating the impact, if any, EITF 07-01 will have on our financial statements.

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

OVERVIEW

                We are a leading provider of consulting, engineering, construction and technical services focused on resource management and infrastructure.  We serve our clients by defining problems and developing innovative and cost-effective solutions.  Our solution usually begins with a scientific evaluation of the problem, one of our differentiating strengths.  Our solution may span the life cycle of a project, which includes research and development, applied science and technology, engineering design, program management, construction management, construction, and operations and maintenance.

                Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth and continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of March 30, 2008, we had approximately 7,900 full-time equivalent employees worldwide, located primarily in North America.

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

                We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Client Sector
Federal government	46.6%	45.1%	46.2%	46.8%
State and local government	16.2	18.0	18.2	17.5
Commercial	36.1	36.2	34.8	35.0
International (1)	1.1	0.7	0.8	0.7
	100.0%	100.0%	100.0%	100.0%

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

                The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Reportable Segment
Resource management	66.7%	61.9%	66.3%	62.4%
Infrastructure	29.8	34.4	29.5	33.9
Communications	3.5	3.7	4.2	3.7
	100.0%	100.0%	100.0%	100.0%

                Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Contract Type
Fixed-price	33.8%	31.6%	35.3%	31.4%
Time-and-materials	43.5	43.2	42.6	45.7
Cost-plus	22.7	25.2	22.1	22.9
	100.0%	100.0%	100.0%	100.0%

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

                In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP, are included in revenue.  The grants are reported as part of our subcontractor costs on our condensed consolidated financial statements.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

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

                Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  In addition, we include stock-based compensation, depreciation of property and equipment, as well as amortization of identifiable intangible assets, in SG&A expenses.  Most of these costs are unrelated to a specific client or project and can vary as expenses are incurred to support corporate activities and initiatives.

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

We experience seasonal trends in our business.  Our revenue is typically lower in the first half of the fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holidays.  Further, seasonal inclement weather conditions occasionally may cause some of our offices to close temporarily or hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer that result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the federal government’s fiscal year-end spending.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy and our results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors will likely contribute to purchase prices that result in the recognition of goodwill and other identifiable intangible assets.

In the third quarter of fiscal 2007, we acquired DGI, which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  This acquisition enables us to provide a wider range of service to our current and prospective wind energy clients, as DGI offers complementary capabilities and customer relationships.  DGI is part of our resource management segment.  In fiscal 2007, we also acquired VCL, VNL, STE, MEG, GORE and NEA.  The purchase prices consisted of initial cash payments and, over a four-year period from their respective acquisition dates, guaranteed deferred cash payments, and/or contingent earn-out payments upon achievement of certain financial objectives.  MEG has been integrated into our infrastructure segment, and the other acquisitions have been integrated into our resource management segment.

On October 1, 2007, we acquired ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional challenges.  ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition continues our international expansion, as it increases our professional workforce by approximately 730 employees in new geographic areas and technical specialties around the world.  The purchase price consisted of $41.5 million in cash payments, which were paid during the first half of fiscal 2008.  ARD is part of our resource management segment.

In the second quarter of fiscal 2008, we acquired certain assets of two civil engineering firms, Daylor and WJA.  These acquisitions, which were integrated into our infrastructure segment, offer complimentary technical expertise and enable us to enhance our infrastructure service offerings.  We also acquired all of the outstanding shares of capital stock of INCA, which provides consulting and civil/mechanical engineering services for water and transportation projects.  INCA is part of our resource management segment.

None of the fiscal 2007 and 2008 acquisitions, except for ARD, were considered material, individually or in the aggregate, as they did not have a material impact on our financial position, results of operations or cash flows for the respective reporting periods.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may continue to divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in fiscal 2007 and or in the first half of fiscal 2008.

BUSINESS TREND ANALYSIS

General.  Our business continues to grow as we focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets.  In the second quarter of fiscal 2008, we experienced overall revenue growth of 33.3% from acquisitive and organic revenue from all client sectors compared to the same quarter last year.

Federal Government.  In the second quarter of fiscal 2008, our federal government business experienced strong revenue growth of 42.9% compared to the same quarter last year.  Approximately half of this growth was driven by acquisitive revenue from our ARD acquisition and, to a lesser extent, our DGI and INCA acquisitions.  The balance of this growth resulted primarily from the continuation of increased activity on our Iraq and domestic projects with the DoD.  However, this growth was partially offset by reduced workload that resulted from the completion of certain large contracts with the U.S. Department of Energy (“DOE”) and the National Aeronautics and Space Administration (“NASA”).  We anticipate that our federal government business will experience moderate growth in fiscal 2008 compared to fiscal 2007 due primarily to our increased work with USAID and increased BRAC spending.  Due to the DoD’s funding practices on projects in Iraq, it is difficult to forecast the continuation of our reconstruction and unexploded ordnance (“UXO”) projects.  Consequently, our federal government business growth may be adversely impacted by a potential reduction in our Iraq project workloads.

State and Local Government.  In the second quarter of fiscal 2008, our state and local government business grew 12.0% compared to the same quarter last year.  This growth resulted primarily from the DGI and INCA acquisitions and, to a lesser extent, increased activity on water and civil infrastructure projects.  This growth was partially offset by reduced activity and a funding delay on certain large projects with a few state and local government clients.  Many states over the past two years experienced budget surpluses due to stable financial conditions, and voters in several states in 2006 approved infrastructure bond measures.  Additional infrastructure bond measures are being considered for ballots in 2008 and 2010.  However, due to the crisis in the housing industry, the resulting lower property and sales tax revenues, and general U.S. economic weakness, states overall are projecting slower growth in spending in fiscal 2008 compared to fiscal 2007.  Despite this slow-down, many states still face major long-term infrastructure needs, including the maintenance, repair and upgrading of existing infrastructure and the need to build new facilities.  Consequently, we anticipate that infrastructure projects will be initiated and funded during the remainder of 2008, and our state and local government business will experience modest growth in fiscal 2008.

Commercial.  In the second quarter of fiscal 2008, our commercial business experienced growth of 28.7% from organic and, to a lesser extent, acquisitive revenue compared to the same quarter last year.  This growth was driven largely by increased demand for our alternative energy services and, to a lesser extent, increased activity on environmental remediation and telecommunications infrastructure projects.  We anticipate that our commercial business will experience moderate growth in fiscal 2008.

RESULTS OF OPERATIONS

                Overall, our results for the second quarter of fiscal 2008 reflect a significant improvement as compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  We continued to experience business growth from all client sectors and all reportable segments, particularly from international development projects associated with our ARD acquisition, reconstruction and UXO projects in Iraq, and alternative energy and civil infrastructure projects.  Our contract costs did not increase to the same extent as our revenue growth, due largely to improved performance on our fixed-priced contracts.  Our SG&A expenses increased as we incurred higher marketing and business development costs to drive our business growth. We also reported increased SG&A expenses related to our acquisitions.  In addition, our SG&A expenses for the second quarter of fiscal 2007 benefited from a reversal of certain accrued litigation liabilities.  Our interest expense also increased due to higher borrowings associated with our fiscal 2008 acquisitions compared to the same quarter last year.

Consolidated Results

	Three Months Ended				Six Months Ended
	March 30,	April 1,	Change		March 30,	April 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue	$461,386	$346,019	$115,367	33.3%	$931,773	$715,172	$216,601	30.3%
Subcontractor costs	(174,035)	(109,760)	(64,275)	(58.6)	(367,261)	(234,042)	(133,219)	(56.9)
Revenue, net of subcontractor costs	287,351	236,259	51,092	21.6	564,512	481,130	83,382	17.3
Other contract costs	(229,583)	(191,112)	(38,471)	(20.1)	(450,495)	(391,564)	(58,931)	(15.1)
Gross profit	57,768	45,147	12,621	28.0	114,017	89,566	24,451	27.3
Selling, general and administrative expenses	(32,939)	(26,769)	(6,170)	(23.0)	(66,477)	(49,823)	(16,654)	(33.4)
Income from operations	24,829	18,378	6,451	35.1	47,540	39,743	7,797	19.6
Interest expense – net	(1,456)	(495)	(961)	(194.1)	(2,116)	(1,244)	(872)	(70.1)
Loss on retirement of debt	—	—	—	—	—	(4,226)	4,226	100.0
Income from continuing operations before income tax expense	23,373	17,883	5,490	30.7	45,424	34,273	11,151	32.5
Income tax expense	(9,700)	(7,500)	(2,200)	(29.3)	(18,851)	(14,464)	(4,387)	(30.3)
Income from continuing operations	13,673	10,383	3,290	31.7	26,573	19,809	6,764	34.1
Income from discontinued operation, net of tax	—	26	(26)	(100.0)	—	26	(26)	(100.0)

Net income	$13,673	$10,409	$3,264	31.4%	$26,573	$19,835	$6,738	34.0%

                The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(79.9)	(80.9)	(79.8)	(81.4)

Gross profit	20.1	19.1	20.2	18.6
Selling, general and administrative expenses	(11.5)	(11.3)	(11.8)	(10.3)
Income from operations	8.6	7.8	8.4	8.3

Interest expense – net	(0.5)	(0.2)	(0.4)	(0.3)
Loss on retirement of debt	—	—	—	(0.9)
Income from continuing operations before income tax expense	8.1	7.6	8.0	7.1

Income tax expense	(3.3)	(3.2)	(3.3)	(3.0)
Income from continuing operations	4.8	4.4	4.7	4.1

Income from discontinued operation, net of tax	—	—	—	—

Net income	4.8%	4.4%	4.7%	4.1%

For the three and six months ended March 30, 2008, revenue increased $115.4 million, or 33.3%, and $216.6 million, or 30.3%, compared to the same periods last year, respectively.  We experienced broad-based growth in all client sectors from organic and acquisitive revenue.  Our federal government business continued to grow primarily as a result of the international development projects for USAID associated with our ARD acquisition, and increased workload on our Iraq and domestic projects for the DoD.  This growth was partially offset by the completion of certain large contracts in fiscal 2007 with the DOE and NASA.  Our state and local government business experienced organic and acquisitive growth due primarily to water and civil infrastructure projects.  This growth was partially offset by reduced activity on a large construction management project and a funding delay on fiber-to-the-premises projects.  Revenue growth from our commercial clients was driven primarily by work related to alternative energy, environmental remediation and telecommunications infrastructure services.

                For the three and six months ended March 30, 2008, revenue, net of subcontractor costs, increased $51.1 million, or 21.6%, and $83.4 million, or 17.3%, compared to the same periods last year, respectively, for the reasons described above.  The growth rate was lower than our revenue growth due to higher subcontracting requirements for certain federal government work, particularly our reconstruction and UXO projects in Iraq and our USAID projects.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

For the three and six months ended March 30, 2008, other contract costs increased $38.5 million, or 20.1%, and $58.9 million, or 15.1%, compared to the same periods last year, respectively.  The increase resulted primarily from additional direct costs related to our revenue growth.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.9% and 79.8%, compared to 80.9% and 81.4% for the same periods last year, respectively.  The percentage decrease was largely driven by improved performance on our fixed-priced contracts.

For the three and six months ended March 30, 2008, gross profit increased $12.6 million, or 28.0%, and $24.5 million, or 27.3%, compared to the same periods last year, for the reasons described above.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 20.1% and 20.2%, compared to 19.1% and 18.6% for the same periods last year, respectively.

                For the three and six months ended March 30, 2008, SG&A expenses increased $6.2 million, or 23.0%, and $16.7 million, or 33.4%, compared to the same periods last year, respectively.  The increase resulted from the growth of our business and our investment in marketing and business development efforts.  To a lesser extent, we recognized increased SG&A expenses related to our acquisitions, including intangible amortization costs, and additional stock-based compensation expense.  For the three and six months ended April 1, 2007, our SG&A expenses were reduced by $1.8 million and $5.7 million as a result of reversals of certain accrued litigation liabilities.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.5% and 11.8%, compared to 11.3% and 10.3% for the same periods last year, respectively.

                For the three and six months ended March 30, 2008, net interest expense increased $1.0 million, or 194.1%, and $0.9 million, or 70.1%, compared to the same periods last year, respectively.  The increase was driven by higher average borrowings and lower interest income generated from short-term investments of cash compared to the same periods last year.  This increase was partially offset by lower average interest rates on our debt compared to the same periods last year.

                In the first quarter of fiscal 2007, we elected to retire our senior secured notes and paid off the remaining principal balance of $72.9 million.  In connection with this debt retirement, we incurred pre-payment premiums of $3.1 million and expensed the remaining unamortized deferred financing costs of $1.1 million.  We reported an aggregate charge of $4.2 million related to early retirement of debt as part of our income from continuing operations.

                For the three and six months ended March 30, 2008, income tax expense increased $2.2 million, or 29.3%, and $4.4 million, or 30.3%, compared to the same periods last year, respectively, due to higher income.  Our effective tax rates were 41.5% and 42.2% for the first half fiscal year of 2008 and 2007, respectively.

Additional Information by Reportable Segment

Resource Management

	Three Months Ended				Six Months Ended
	March 30,	April 1,	Change		March 30,	April 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$191,609	$146,258	$45,351	31.0%	$374,159	$300,128	$74,031	24.7%
Other contract costs	(151,618)	(117,762)	(33,856)	(28.7)	(296,377)	(244,161)	(52,216)	(21.4)
Gross profit	$39,991	$28,496	$11,495	40.3%	$77,782	$55,967	$21,815	39.0%

                The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(79.1)	(80.5)	(79.2)	(81.4)
Gross profit	20.9%	19.5%	20.8%	18.6%

For the three and six months ended March 30, 2008, revenue, net of subcontractor costs, increased $45.4 million, or 31.0%, and $74.0 million, or 24.7%, compared to the same periods last year, respectively.  Overall, our resource management segment experienced strong growth across all of its client sectors.  In the federal government business, the growth was driven primarily by international development projects for USAID and, to a lesser extent, increased activity on Iraq and domestic projects for the DoD.  This growth was partially offset by revenue decline with the DOE and the U.S. Environmental Protection Agency (“EPA”) that resulted from the completion of certain large contracts in fiscal 2007.  Our state and local government business grew due to our fiscal 2007 acquisition of DGI and, to a lesser extent, increased activity related to remedial investigation and water quality assessment.  This growth was partially offset by reduced workload on a large construction management project.   Our commercial business experienced revenue growth due primarily to our acquisitions, increased demand for our alternative energy and environmental remediation services.

For the three and six months ended March 30, 2008, other contract costs increased $33.9 million, or 28.7%, and $52.2 million, or 21.4%, compared to the same periods last year, respectively.  For the most part, on a percentage change basis, the cost increase tracked the increase in revenue, net of subcontractor costs, for the respective periods.  For the six-month period, the increase was partially offset by gains associated with project equipment disposals upon the close-out of certain contracts.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.1% and 79.2%, compared to 80.5% and 81.4% for the same periods last year, respectively.  The percentage decrease was partially driven by improved performance on our fixed-price contracts.

For the three and six months ended March 30, 2008, gross profit increased $11.5 million, or 40.3%, and $21.8 million, or 39.0%, compared to the same periods last year for the reasons described above.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 20.9% and 20.8%, compared to 19.5% and 18.6% for the same periods last year, respectively.

Infrastructure

	Three Months Ended				Six Months Ended
	March 30,	April 1,	Change		March 30,	April 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$85,597	$81,226	$4,371	5.4%	$166,504	$163,015	$3,489	2.1%
Other contract costs	(69,598)	(66,001)	(3,597)	(5.4)	(134,788)	(132,597)	(2,191)	(1.7)
Gross profit	$15,999	$15,225	$774	5.1%	$31,716	$30,418	$1,298	4.3%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(81.3)	(81.3)	(81.0)	(81.3)
Gross profit	18.7%	18.7%	19.0%	18.7%

For the three and six months ended March 30, 2008, revenue, net of subcontractor costs, increased $4.4 million, or 5.4%, and $3.5 million, or 2.1%, compared to the same periods last year, respectively.  Our infrastructure segment experienced increased revenue from most client sectors, particularly from commercial clients on work related to civil infrastructure projects.  The overall increase was partially offset by the completion of a large NASA project at the end of fiscal 2007.

                For the three and six months ended March 30, 2008, other contract costs increased $3.6 million, or 5.4%, and $2.2 million, or 1.7%, compared to the same periods last year, respectively.  The increase in costs for both periods corresponded to the increase in revenue, net of subcontractor costs, for the respective periods.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were relatively consistent at 81.3% and 81.0%, compared to 81.3% for both periods last year.

                For the three and six months ended March 30, 2008, gross profit increased $0.8 million, or 5.1%, and $1.3 million, or 4.3%, compared to the same periods last year, respectively.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 18.7% and 19.0%, compared to 18.7% for both periods last year.  The percentage increase was due primarily to the completion of the aforementioned NASA project, which had a relatively low gross profit margin.

Communications

	Three Months Ended				Six Months Ended
	March 30,	April 1,	Change		March 30,	April 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$10,145	$8,775	$1,370	15.6%	$23,849	$17,987	$5,862	32.6%
Other contract costs	(8,367)	(7,349)	(1,018)	(13.8)	(19,330)	(14,806)	(4,524)	(30.6)
Gross profit	$1,778	$1,426	$352	24.7%	$4,519	$3,181	$1,338	42.1%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(82.5)	(83.7)	(81.1)	(82.3)
Gross profit	17.5%	16.3%	18.9%	17.7%

                For the three and six months ended March 30, 2008, revenue, net of subcontractor costs, increased $1.4 million, or 15.6%, and $5.9 million, or 32.6%, compared to the same periods last year, respectively.  We experienced increased demand for our telecommunications services from commercial clients.  This increase was partially offset by a funding delay on our large fiber-to-the-premises project.

                For the three and six months ended March 30, 2008, other contract costs increased $1.0 million, or 13.8%, and $4.5 million, or 30.6%, compared to the same periods last year, respectively.  For the most part, on a percentage change basis, the cost increase was consistent with the increase in revenue, net of subcontractor costs, for the respective periods.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 82.5% and 81.1%, compared to 83.7% and 82.3% for the same periods last year, respectively.  The improvement resulted from our focus on containing overhead costs through more cost-effective business support services.

                For the three and six months ended March 30, 2008, gross profit increased $0.4 million, or 24.7%, and $1.3 million, or 42.1%, compared to the same periods last year, respectively.  This increase was due primarily to business growth.  For the three and six months ended March 30, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 17.5% and 18.9%, compared to 16.3% and 17.7% for the same periods last year, respectively.  The percentage increase resulted from improvements in our contract execution and business support services.

Liquidity and Capital Resources

                Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions.  It is anticipated that operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our requirements for the next twelve months.

                Working Capital.  As of March 30, 2008, our working capital was $198.1 million, an increase of $3.7 million from $194.4 million as of September 30, 2007, due primarily to our business growth.  Cash and cash equivalents decreased to $28.0 million as of March 30, 2008, compared to $76.7 million as of September 30, 2007, due primarily to our acquisition activities this fiscal year.

                Operating and Investing Activities.  For the six months ended March 30, 2008, net cash of $26.3 million was provided by operating activities compared to $3.9 million in the same period last year.  The increase resulted primarily from increased net income, advance payments on contract work and strong cash collections on trade receivables, partially offset by higher payments for income taxes and accounts payable related to subcontractor costs.  For the six months ended March 30, 2008, our net cash used in investing activities was $61.4 million compared to $6.6 million in the same period last year.  The increase resulted primarily from our acquisition activities this fiscal year.

                Capital Expenditures.  Our capital expenditures for the six months ended March 30, 2008 and April 1, 2007 were $10.2 million and $4.6 million, respectively.  The capital expenditures were primarily for the replacement of obsolete equipment, new equipment required for project execution and, to a lesser extent, capital costs associated with the Enterprise Resource Planning (“ERP”) system.

                Debt Financing.  In March 2007, we entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30,

2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the facility.  Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  As of March 30, 2008, we had $55.0 million in outstanding borrowings under the Facility, and standby letters of credit under the Facility totaled $35.3 million.

                The Credit Agreement requires us to comply with various financial and operating covenants.  Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of March 30, 2008, our consolidated leverage ratio was 0.90x, and our fixed charge coverage ratio was 2.39x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of March 30, 2008, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

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

Critical Accounting Policies

                Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  To date, there have been no material changes in our critical accounting policies as reported in our 2007 Annual Report on Form 10-K, except for the adoption of FIN 48.

New Accounting Pronouncements

                For information regarding recent accounting pronouncements, see Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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

                We anticipate repaying $3.7 million of our outstanding indebtedness in the next 12 months, of which $2.2 million relates to the guaranteed earn-out payment associated with certain acquisitions and $1.5 million relates to other debt. Assuming we do repay the remaining $1.5 million ratably during the next 12 months and hold $55.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.6 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will be able to repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

                Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

        Item 4.            Controls and Procedures

                Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

                Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                On January 3, 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  On April 11, 2008, the court entered a Judgment and Order of Dismissal in this matter, and the plaintiff has 60 days to appeal this judgment.  Management believes that this lawsuit is without merit and no litigation liabilities have been recorded.

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  Based on these awards, AMT’s aggregate potential liability is approximately $23.8 million plus the unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date; however, we have posted a $1.0 million bond as required by the court.   Based on our review of this case, including analysis by our legal counsel, we do not believe that it is probable that the judgments will be sustained.  We believe that the judgments against AMT could be set aside, reversed, or remanded for a new trial based on the merits of AMT’s post-trial motions, which were filed in February 2008. However, should AMT not prevail on the underlying merits of the case, we believe, and have argued in post-trial motions, that the award amounts do not conform to the evidence and that the jury verdicts are not consistent with the court’s instructions as a matter of law.  If an appeal is necessary, it will be made to the second district court of appeals in Ohio.  We believe that the reasonably possible range of exposure is from $0 to approximately $25 million.  As we do not believe a loss is probable, no liability has been recorded as of March 30, 2008.  Further, we believe the former owners of AMT have the ability and intent to fully indemnify us for any and all costs and damages related to this lawsuit.

A domestic real estate investment trust (the “REIT”) that owns and rents apartments has informed us that it intends to file suit against us, alleging that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT.  To date, no lawsuit has been filed; however, the REIT has indicated that it intends to file fraud and other claims against us and may seek as much as $30 million in damages.  We are in the early stages of the investigation.  However, based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously if a suit is filed.  Given the limited facts available to us at this time, it is not possible to accurately predict the ultimate resolution of this matter.

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

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the second quarter of fiscal 2008, we derived approximately 62.8% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  Federal government agencies are among our most significant clients.  The following agencies generated 46.6% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2008:  27.9% from the DoD, 8.1% from USAID, 4.9% from the EPA, 0.7% from the DOE, and 5.0% from various other federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by a number of factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 27.9% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2008, as noted above.  In the second quarter of fiscal 2008, we experienced an increase in revenue for project management reconstruction services in Iraq compared to the same period last year.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations.  Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

Adverse resolution of the IRS or other tax authority examination process may harm our financial results

                We are currently under examination by the IRS for fiscal years 1997 through 2004.  During the third quarter of fiscal 2006, we received a 30-day letter from the IRS related to fiscal years 1997 through 2001.  We protested the position in the letter and began the IRS appeals process in January of 2007.  We are also currently under examination by the FTB for fiscal years 2001 through 2003.  In October 2007, we received an AIPS related to fiscal 2001 through 2003.  We have protested the position in the AIPS.  One major issue raised by the IRS and FTB relates to the R&E Credit that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS and/or the FTB determine that the amount of R&E Credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our cash flow.  Another issue raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payments, as this is a temporary difference, there should be no material adverse impact on our financial results upon resolution of this issue.

If we do not successfully complete the implementation of our ERP system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; and sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

                In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2007 and 2008, we converted several of our large operating units to our ERP system, and we plan to complete the conversion process in fiscal 2009.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

                Our backlog as of March 30, 2008 was $1.5 billion.  We include in backlog only those contracts for which funding has been provided and work authorization has been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

                Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of March 30, 2008, our goodwill was $204.8 million and other net intangible assets were $14.3 million.  If any of our goodwill or other intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce our profit.  Refer to the “Notes to Condensed Consolidated Financial Statements” in Item 1.

Our international operations expose us to risks such as different business cultures, laws and regulations

                During the second quarter of fiscal 2008, we derived approximately 1.1% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand, prior to signing a contract, international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

                In the second quarter of fiscal 2008, we derived approximately 36.1% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition

                Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases whereby safety requirements have been established in our contracts.  If we fail to meet these requirements, or to properly implement and comply with our safety program, there could be a material adverse effect on our business, operating results or financial condition.

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

        Item 4.                                 Submission of Matters to a Vote of Security Holders

                On February 28, 2008, we held our annual meeting of stockholders for the following purposes:

(1)           To elect seven members to our Board of Directors;

(2)           To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2008; and

(3)           To act upon such other matters as may properly come before the meeting or any adjournments or postponements thereof.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld
Dan L. Batrack	50,469,577	1,313,561
Hugh M. Grant	51,005,601	777,537
Patrick C. Haden	50,481,833	1,301,305
J. Christopher Lewis	50,484,006	1,299,043
Albert E. Smith	50,484,249	1,298,889
J. Kenneth Thompson	50,852,553	930,585
Richard H. Truly	51,011,649	771,489

Appointment of PricewaterhouseCoopers LLP:

For	Against	Abstain
51,189,729	567,981	25,427

        Item 6.            Exhibits

                The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2008	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)