Form 10-Q
period 2008-06-29
TETRA TECH INC
filed 2008-08-01
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of July 28, 2008, 59,444,147 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 29, 2008	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,364	$76,741
Accounts receivable – net	537,064	437,315
Prepaid expenses and other current assets	36,210	28,496
Income taxes receivable	8,160	—
Deferred income taxes	2,561	—
Current assets of discontinued operation	300	304
Total current assets	633,659	542,856

PROPERTY AND EQUIPMENT:
Land and buildings	6,635	6,630
Equipment, furniture and fixtures	110,112	100,391
Leasehold improvements	11,648	10,738
Total	128,395	117,759
Accumulated depreciation and amortization	(68,173)	(63,382)
PROPERTY AND EQUIPMENT – NET	60,222	54,377

DEFERRED INCOME TAXES	8,316	12,342
INCOME TAXES RECEIVABLE	16,424	33,800
GOODWILL	206,955	180,952
INTANGIBLE ASSETS – NET	13,188	5,166
OTHER ASSETS	13,328	15,576
NON-CURRENT ASSETS OF DISCONTINUED OPERATION	2,418	2,418

TOTAL ASSETS	$954,510	$847,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$177,725	$154,560
Accrued compensation	79,136	78,029
Billings in excess of costs on uncompleted contracts	90,725	55,172
Deferred income taxes	—	13,035
Income taxes payable	—	1,576
Current portion of long-term obligations	4,019	3,304
Other liabilities	54,330	42,805
Total current liabilities	405,935	348,481

LONG-TERM OBLIGATIONS	63,236	81,080
OTHER LONG-TERM LIABILITIES	3,927	2,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of June 29, 2008 and September 30, 2007	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 59,435 and 58,387 shares as of June 29, 2008 and September 30, 2007, respectively	594	584
Additional paid-in capital	303,091	280,022
Accumulated other comprehensive loss	(115)	(37)
Retained earnings	177,842	135,134
TOTAL STOCKHOLDERS’ EQUITY	481,412	415,703

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,510	$847,487

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue	$564,277	$403,951	$1,496,050	$1,119,123
Subcontractor costs	(232,008)	(147,625)	(599,269)	(381,667)
Revenue, net of subcontractor costs	332,269	256,326	896,781	737,456

Other contract costs	(266,379)	(202,313)	(716,874)	(593,877)
Gross profit	65,890	54,013	179,907	143,579

Selling, general and administrative expenses	(37,840)	(31,928)	(104,316)	(81,751)
Income from operations	28,050	22,085	75,591	61,828

Interest expense – net	(483)	(657)	(2,600)	(1,901)
Loss on retirement of debt	—	—	—	(4,226)
Income from continuing operations before income tax expense	27,567	21,428	72,991	55,701

Income tax expense	(11,432)	(9,026)	(30,283)	(23,490)
Income from continuing operations	16,135	12,402	42,708	32,211

Income from discontinued operation, net of tax	—	26	—	52

Net income	$16,135	$12,428	$42,708	$32,263

Basic earnings per share:
Income from continuing operations	$0.27	$0.21	$0.73	$0.56
Income from discontinued operation, net of tax	—	—	—	—
Net income	$0.27	$0.21	$0.73	$0.56

Diluted earnings per share:
Income from continuing operations	$0.27	$0.21	$0.72	$0.55
Income from discontinued operation, net of tax	—	—	—	—
Net income	$0.27	$0.21	$0.72	$0.55

Weighted average common shares outstanding:
Basic	58,943	58,030	58,590	57,859
Diluted	59,833	58,786	59,331	58,452

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$42,708	$32,263

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,398	9,841
Stock-based compensation	6,140	4,242
Excess tax benefits from stock-based compensation	(1,060)	(420)
Deferred income taxes	9,034	4,106
Write-off of unamortized debt financing costs	—	1,069
Provision for losses on contracts and related receivables	7,561	1,737
Gain on sale of discontinued operation	—	(262)
Gain on disposal of property and equipment	(1,214)	(341)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(69,734)	(66,272)
Prepaid expenses and other assets	(7,752)	(2,294)
Accounts payable	13,505	28,636
Accrued compensation	(3,021)	(4,619)
Billings in excess of costs on uncompleted contracts	32,918	9,131
Other liabilities	12,931	(4,448)
Income taxes receivable/payable	(12,310)	(625)
Net cash provided by operating activities	43,104	11,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,831)	(8,124)
Payments for business acquisitions, net of cash acquired	(58,508)	(30,174)
Proceeds from sale of discontinued operations	2,689	3,045
Proceeds from sale of property and equipment	2,026	425
Net cash used in investing activities	(67,624)	(34,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(31,415)	(98,410)
Proceeds from borrowings under long-term obligations	15,000	88,000
Payment of deferred financing fees	—	(1,032)
Excess tax benefits from stock-based compensation	1,060	420
Net proceeds from issuance of common stock	12,498	6,399
Net cash used in financing activities	(2,857)	(4,623)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,377)	(27,707)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,741	65,353
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,364	$37,646

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,258	$5,552
Income taxes, net of refunds received	$28,736	$20,019

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 29, 2008, the condensed consolidated statements of income for the three and nine months ended June 29, 2008 and July 1, 2007, and the condensed consolidated statements of cash flows for the nine months ended June 29, 2008 and July 1, 2007 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.  The results of operations for the three and nine months ended June 29, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2008.

2.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following:

	June 29, 2008	September 30, 2007
	(in thousands)

Billed	$301,832	$243,525
Unbilled	243,406	202,790
Contract retentions	13,842	11,127
Total accounts receivable – gross	559,080	457,442

Allowance for doubtful accounts	(22,016)	(20,127)
Total accounts receivable – net	$537,064	$437,315

Billings in excess of costs on uncompleted contracts	$90,725	$55,172

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of June 29, 2008 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $113.9 million and $95.5 million as of June 29, 2008 and September 30, 2007, respectively.  The federal government unbilled receivables, net of progress payments, were $106.6 million and $88.5 million as of June 29, 2008 and September 30, 2007, respectively.  Other than the federal government, no single client accounted for more than 10% of our accounts receivable as of June 29, 2008 and September 30, 2007.

3.                                      Mergers and Acquisitions

All of the following acquisitions were accounted for as business combinations.  Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values.  The purchase price allocations for fiscal 2008 acquisitions, except for ARD, Inc. (“ARD”), are preliminary and subject to adjustments based upon their respective valuations and final determinations of the net assets acquired.  None of the fiscal 2007 and 2008 acquisitions, except for ARD, were considered material, individually or in the aggregate, as they did not have a material impact on our financial position, results of operations or cash flows for the respective reporting periods and, as such, no pro forma results are presented.

In the third quarter of fiscal 2007, we acquired (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc.; and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, “DGI”), which provides planning, development and construction services for wind energy programs, Base Realignment and Closure (“BRAC”) projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  The purchase price consisted of cash payments of $32.5 million.  In addition, the former shareholders will receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and contingent earn-out payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives.  In the third quarter of fiscal 2008, we paid $2.3 million as a portion of the guaranteed deferred cash payment and $1.2 million as a contingent earn-out payment to the former shareholders.  DGI is part of our resource management segment.

In fiscal 2007, we also acquired the following businesses to enhance our service offerings and expand our geographic presence:

Acquired Businesses	Type of Purchase	Segment	Services
Gore Engineering, Inc. (“GORE”)	Stock	Resource Management	Geotechnical engineering
Murphy Engineering Group, LLC (“MEG”)	Asset	Infrastructure	Land development and engineering
Northern Ecological Associates, Inc. (“NEA”)	Stock	Resource Management	Ecological
Soil Testing Engineers, Inc. (“STE”)	Asset	Resource Management	Geotechnical engineering
Vector Colorado, LLC (“VCL”)	Asset	Resource Management	Mining consulting
Vector Nevada, LLC (“VNL”)	Asset	Resource Management	Mining consulting

The total purchase price for the above acquisitions consisted of initial cash payments of $8.1 million and contingent earn-out payments upon achievement of certain financial objectives over a three or four-year period from their respective acquisition dates.

In the first quarter of fiscal 2008, we acquired all of the outstanding shares of capital stock of ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance issues.  ARD manages large, complex international development projects for its clients, predominantly the U.S. Agency for International Development (“USAID”).  This acquisition continues our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our resource management segment.  The purchase price consisted of $41.5 million in cash payments.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$31,846
Property and equipment	195
Goodwill	17,905
Intangible and other assets	8,110
Current liabilities	(16,528)
Net assets acquired	$41,528

No pro forma information is presented for fiscal 2008 as the ARD acquisition closed on the first day of our fiscal year.  The table below presents summarized unaudited consolidated pro forma operating results, assuming we had purchased ARD at the beginning of fiscal 2007:

	Pro Forma
	Three Months Ended	Nine Months Ended
	July 1, 2007	July 1, 2007
	(in thousands, except per share data)

Revenue	$435,387	$1,201,025
Revenue, net of subcontractor costs	276,247	791,115
Income from operations	22,920	64,302
Net income	12,513	32,526

Earnings per share:
Basic	$0.22	$0.56
Diluted	$0.21	$0.56

Weighted average shares outstanding:
Basic	58,030	57,859
Diluted	58,786	58,452

In the second and third quarters of fiscal 2008, we acquired certain assets of two civil engineering firms, Daylor Consulting Group, Inc. (“Daylor”) and WJA P.L.L.C. (“WJA”).  These acquisitions, which were integrated into our infrastructure segment, offer complementary technical expertise and enable us to enhance our infrastructure service offerings.  We also acquired all of the outstanding shares of capital stock of INCA Engineers, Inc. (“INCA”) and certain assets of Quattro Associates, Inc. (“Quattro”).  INCA provides consulting and civil/mechanical engineering services for water infrastructure and transportation projects, including locks, levees and dams projects for the U.S. Army Corps of Engineers (“USACE”).  Quattro provides process design and environmental consulting services to the steel and coke industries.  INCA and Quattro are part of our resource management segment.  The total initial purchase price for these acquisitions was $12.0 million in cash and resulted in goodwill of $5.3 million.  In addition, the sellers have certain earn-out rights that allow them to receive additional cash payments over a three or four-year period upon achievement of certain financial objectives.

Subsequent Event.  In the fourth quarter of fiscal 2008, we acquired three consulting and engineering firms: (1) Institute for Public-Private Partnerships, Inc., which advises government and private sector clients including USAID, on public-private partnership structures for infrastructure development; (2) Rothberg, Tamburini & Winsor, Inc., which provides water and wastewater design services to municipalities, mining companies, utilities and industrial clients, and (3) Highlander Environmental Corp., which offers environmental capabilities for oil and gas industry clients.  These acquisitions enhance our service offerings and expand our geographic reach.  The total initial purchase price for these acquisitions was $19.4 million in cash.  In addition, the sellers have certain earn-out rights that allow them to receive additional cash payments over a two or four-year period upon the achievement of certain financial objectives.

4.                                      Goodwill and Intangibles

For the first nine months of fiscal 2008, we recorded $17.9 million, $4.0 million, $0.6 million and $0.6 million of goodwill on our condensed consolidated balance sheet as of June 29, 2008 for the ARD, INCA, WJA and Quattro acquisitions, respectively.  These amounts resulted from the excess of the purchase price for each respective acquisition over the fair value of its net tangible and identifiable intangible assets acquired.  In addition, we adjusted goodwill for purchase price allocation adjustments related to certain fiscal 2007 acquisitions, and a $1.5 million payment related to the DGI acquisition for an Internal Revenue Code Section 338(h)(10) election to treat the stock purchase as an asset purchase for tax purposes.  The changes in the carrying value of goodwill by segment for the nine months ended June 29, 2008 were as follows:

	September 30, 2007	Goodwill Addition	Goodwill Adjustments	June 29, 2008
	(in thousands)

Resource management	$106,883	$22,531	$3,449	$132,863
Infrastructure	74,069	639	(616)	74,092
Total	$180,952	$23,170	$2,833	$206,955

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of June 29, 2008 and September 30, 2007, included in intangible assets – net on the condensed consolidated balance sheets, were as follows:

	June 29, 2008		September 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$1,134	$(270)	$506	$(65)
Customer relations	3,769	(566)	976	(108)
Backlog	18,493	(9,372)	10,017	(6,160)
Total	$23,396	$(10,208)	$11,499	$(6,333)

For the nine months ended June 29, 2008, $0.6 million, $2.8 million and $8.5 million were assigned to non-compete agreements, customer relations and backlog, respectively.  These amounts were related to the preliminary purchase price allocations for ARD, INCA, WJA, Daylor and Quattro, and, to a lesser extent, adjustments for certain fiscal 2007 acquisitions.  For the three months ended June 29, 2008 and July 1, 2007, amortization expense for acquired identifiable intangible assets with finite useful lives was $1.4 million and $0.5 million, respectively.  For the nine months ended June 29, 2008 and July 1, 2007, the amortization expense was $3.9 million and $1.3 million, respectively.  Estimated amortization expense for the remainder of fiscal 2008 and the succeeding years is as follows:

Amount
(in thousands)

2008	$1,415
2009	4,882
2010	3,433
2011	2,728
2012	541
2013	158
2014	31

5.                                      Discontinued Operation

In fiscal 2006, we sold Vertex Engineering Services, Inc., and this operating unit was accounted for as a discontinued operation in the condensed consolidated financial statements for all reporting periods.  For the three and nine months ended July 1, 2007, we reported a gain from discontinued operation, net of tax, of approximately $26,000 and $52,000, respectively.

6.                                      Debt

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

In May 2008, we entered into an amendment to our Second Amended and Restated Credit Agreement (“Credit Agreement”) solely to provide additional flexibility with respect to potential future acquisitions.  There was no change in the overall size of the revolving credit facility.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the period in which the award vests.  For the three and nine months ended June 29, 2008, stock-based compensation expense was $2.2 million and $6.1 million, compared to $1.7 million and $4.2 million for the same periods last year, respectively.  These amounts are included in selling, general and administrative (“SG&A”) expenses and to a lesser extent, other contract costs in our condensed consolidated statements of income.  Stock-based compensation expense for the three and nine months ended June 29, 2008 may not be indicative of the total expense to be expected for fiscal year 2008.

8.                                      Earnings Per Share

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

The following table sets forth the number of weighted average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands, except per share data)

Numerator:
Income from continuing operations	$16,135	$12,402	$42,708	$32,211
Income from discontinued operation	—	26	—	52
Net income	$16,135	$12,428	$42,708	$32,263

Denominator for basic earnings per share	58,943	58,030	58,590	57,859

Denominator for diluted earnings per share:
Denominator for basic earnings per share	58,943	58,030	58,590	57,859
Potential common shares – stock options	890	756	741	593
Denominator for diluted earnings per share	59,833	58,786	59,331	58,452

Basic earnings per share:
Income from continuing operations	$0.27	$0.21	$0.73	$0.56
Income from discontinued operation	—	—	—	—
Net income	$0.27	$0.21	$0.73	$0.56

Diluted earnings per share:
Income from continuing operations	$0.27	$0.21	$0.72	$0.55
Income from discontinued operation	—	—	—	—
Net income	$0.27	$0.21	$0.72	$0.55

For the three and nine months ended June 29, 2008, 1.5 million and 2.6 million common stock options were anti-dilutive, compared to 2.7 million and 3.9 million options for the same periods last year, respectively.  These options were excluded from the calculation of dilutive potential common shares because the exercise prices were above the average market prices for the reporting periods.

9.                                      Income Taxes

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

We adopted the provisions of FIN 48 on October 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of this adoption.  As of October 1, 2007 and June 29, 2008, the amounts of unrecognized tax benefits were $32.1 million and $37.2 million, respectively, of which $15.4 million would impact our effective tax rate if recognized for both periods.  We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.  The amount of interest income accrued as of October 1, 2007 was $8.4 million.  The amount of interest income accrued as of June 29, 2008 was $9.4 million and is included in the non-current income taxes receivable.

While the adoption of FIN 48 did not have a cumulative effect on retained earnings, we recorded certain reclassifications that affected the presentation on our condensed consolidated balance sheet as of June 29, 2008. We recorded a reclassification from deferred tax liability to non-current income taxes payable to reflect the amount of expected tax payments related to temporary differences.  Our net deferred tax asset balances reflect the expected future net tax deductions. While unrelated to the adoption of FIN 48, the increase in our current income taxes receivable reflects estimated tax payments in excess of our current provision.

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

During the third quarter of fiscal 2008, we received a 30-day letter from the IRS related to the R&E Credits and the accounting method for revenue recognition for fiscal years 2002 through 2004.  We are protesting the positions in the letter.  We are currently in the IRS appeals process for these same matters for fiscal years 1997 through 2001.  During the third quarter of fiscal year 2008, we received a Notice of Proposed Assessment (“NOPA”) from the FTB related to R&E Credits for fiscal 2001 through 2003.  We have protested the position in the NOPA.  Management believes that it is reasonably possible we will reach a resolution of the issues for fiscal years 1997 through 2001 under appeal with the IRS in the next twelve months.  If the resolution is favorable, the change in unrecognized tax benefits could be significant and we could receive a significant cash refund.  However, if the resolution is unfavorable, there may be a material adverse effect on our financial results as a result of an increase in income tax expense, but no material impact on our cash flow in future periods.  At this time, an estimate of the outcome cannot be reliably made.   With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 1997.

10.                               Reportable Segments

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

The following tables set forth summarized financial information concerning our reportable segments (as of and for the periods noted below):

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Three months ended June 29, 2008:
Revenue	$460,961	$106,768	$21,022	$588,751
Revenue, net of subcontractor costs	232,353	86,598	13,318	332,269
Gross profit	46,478	16,315	3,097	65,890
Segment income from operations	22,987	7,123	1,451	31,561
Depreciation expense	2,168	596	450	3,214
Segment assets	750,797	125,235	34,808	910,840

Three months ended July 1, 2007:
Revenue	$298,544	$103,415	$18,603	$420,562
Revenue, net of subcontractor costs	159,891	84,213	12,222	256,326
Gross profit	34,304	17,339	2,370	54,013
Segment income from operations	15,037	8,102	971	24,110
Depreciation expense	1,554	496	334	2,384
Segment assets	581,947	109,511	29,039	720,497

Nine months ended June 29, 2008:
Revenue	$1,194,668	$305,996	$55,915	$1,556,579
Revenue, net of subcontractor costs	606,512	253,102	37,167	896,781
Gross profit	124,260	48,031	7,616	179,907
Segment income from operations	58,892	21,411	3,537	83,840
Depreciation expense	5,646	1,728	1,170	8,544
Segment assets	750,797	125,235	34,808	910,840

Nine months ended July 1, 2007:
Revenue	$813,215	$300,670	$47,956	$1,161,841
Revenue, net of subcontractor costs	460,019	247,228	30,209	737,456
Gross profit	90,271	47,757	5,551	143,579
Segment income from operations	39,048	19,939	1,704	60,691
Depreciation expense	3,540	1,575	929	6,044
Segment assets	581,947	109,511	29,039	720,497

Reconciliations:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)

Revenue
Revenue from reportable segments	$588,751	$420,562	$1,556,579	$1,161,841
Elimination of inter-segment revenue	(24,474)	(16,611)	(60,529)	(42,718)
Total consolidated revenue	$564,277	$403,951	$1,496,050	$1,119,123

Income from operations
Segment income from operations	$31,561	$24,110	$83,840	$60,691
Other income (expense) (1)	(2,113)	(1,480)	(4,375)	2,466
Amortization of intangibles	(1,398)	(545)	(3,874)	(1,329)
Total consolidated income from operations	$28,050	$22,085	$75,591	$61,828

(1)          Other income (expense) includes corporate costs not allocable to the segments.  The nine months ended July 1, 2007 included a $5.7 million reversal of accrued litigation liabilities.

	June 29, 2008	July 1, 2007
	(in thousands)

Segment assets
Total assets of reportable segments	$910,840	$720,497
Other assets not allocated to reportable segments and eliminations	43,670	66,720
Total assets	$954,510	$787,217

11.                               Major Clients

For the three and nine months ended June 29, 2008, we generated 14.0% and 14.2% of our revenue from the USACE, a component of the U.S. Department of Defense (“DoD”), compared to 17.3% and 13.5% for the same periods last year, respectively.  For the three and nine months ended June 29, 2008, we generated 15.0% and 14.5% of our revenue from the U.S. Air Force, also a component of the DoD, compared to 9.6% and 12.3% for the same periods last year, respectively.  Our resource management and infrastructure segments generated revenue from all client sectors.  Our communications segment reported revenue only from state and local government and commercial clients.

The following table presents revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)

Client Sector
Federal government	$307,929	$190,876	$825,042	$575,557
State and local government	88,717	90,422	238,084	206,990
Commercial	163,848	119,171	423,589	329,283
International (1)	3,783	3,482	9,335	7,293
Total	$564,277	$403,951	$1,496,050	$1,119,123

(1)               Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government and commercial clients was reported as part of our federal government and commercial client sectors, respectively.

12.                               Comprehensive Income

We include two components in comprehensive income: net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency.

For the three and nine months ended June 29, 2008, comprehensive income was $16.1 million and $42.6 million, respectively.  For the three and nine months ended July 1, 2007, comprehensive income was $12.4 million and $32.3 million, respectively.  We recorded an insignificant net translation loss for both the three and nine months ended June 29, 2008 and July 1, 2007.

13.                               Commitments and Contingencies

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

In January 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers.  We were also named as a nominal defendant in this action.  The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief.  On April 11, 2008, the court entered a Judgment and Order of Dismissal (the “Judgment”) in this matter, and the appeal period has expired.  Accordingly, the Judgment is final and the lawsuit has been dismissed.

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date; however, we have posted a $1.0 million bond as required by the court.  In July 2008, the Common Pleas Court of Montgomery County issued a decision and final appealable order in response to AMT’s post-trial motions.  AMT’s motion for judgment notwithstanding the verdict was denied, and AMT’s motion for a new trial was conditionally denied.  However, AMT’s alternative motion to vacate or remit the verdict was conditionally granted, and ITC may either elect to accept $2.0 million in compensatory damages and $5.8 million in punitive damages or have a new trial on the appropriate amount of damages.  No decision was rendered regarding attorneys’ fees or pre-judgment interest. We have filed a notice of appeal with the second district court of appeals in Ohio.  We believe that the reasonably possible range of exposure is from $0 to approximately $10 million.  As of June 29, 2008, we recorded a liability representing our best estimate of a probable loss.  Further, in the same period and for the same amount, we recorded a receivable from the former owners of AMT as we believe they have the ability and intent to fully honor their indemnification to us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

On July 25, 2008, a domestic real estate investment trust (the “REIT”) that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia. The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. The suit seeks as much as $19 million in damages. Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously. Given the early stage of the litigation, it is not possible to accurately predict the ultimate resolution of this matter.

In July 2008, we, one of our subsidiaries, and a limited number of current and former employees and officers were served with a complaint that was filed by Sullivan International Group, Inc. (“SIG”) in the Superior Court of the State of California in San Diego County.  The complaint alleges, in part, that we breached the Small Business Administration (“SBA”) mentor-protégé agreement we had entered into with SIG.  The complaint contains additional allegations that are based, in part, upon SIG’s interpretation of the SBA’s mentor-protégé program regulations.  Management believes the allegations, in general, are not factually or legally correct.  As of June 29, 2008, SIG owed us $1.6 million under promissory notes.  SIG is in default on its payment obligations under these notes.  We plan to vigorously defend against the allegations in the complaint, and obtain repayment of the amounts owed under the promissory notes.

14.                               Recent Accounting Pronouncements

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

In December 2007, Emerging Issues Task Force 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”) was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations. We are currently evaluating the impact, if any, EITF 07-01 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets.  FSP 142-3 shall be effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and establishes the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  We expect to focus on internal growth and continue to pursue complementary acquisitions that expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of June 29, 2008, we had approximately 8,400 full-time equivalent employees worldwide, located primarily in North America.

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

We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Client Sector
Federal government	43.4%	42.0%	45.1%	45.5%
State and local government	18.4	21.1	18.3	18.8
Commercial	37.2	35.5	35.7	34.8
International (1)	1.0	1.4	0.9	0.9
	100.0%	100.0%	100.0%	100.0%

(1)             Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government and commercial clients was reported as part of our federal government and commercial client sectors, respectively.

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

The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Reportable Segment
Resource management	69.9%	62.4%	67.7%	62.4%
Infrastructure	26.1	32.8	28.2	33.5
Communications	4.0	4.8	4.1	4.1
	100.0%	100.0%	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Contract Type
Fixed-price	41.1%	35.9%	37.4%	33.0%
Time-and-materials	39.8	43.0	41.6	44.8
Cost-plus	19.1	21.1	21.0	22.2
	100.0%	100.0%	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP, are included in revenue.  The grants are reported as part of our subcontractor costs on our condensed consolidated statements of income.  Because subcontractor services can change significantly from project to project, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first twelve months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  In addition, we include a large portion of stock-based compensation, depreciation of property and equipment, as well as a full amount of amortization of identifiable intangible assets, in SG&A expenses.  Most of these costs are unrelated to a specific client or project and can vary as expenses are incurred to support corporate activities and initiatives.

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

•                  Changes in accounting rules, and

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

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries or divisions of publicly held companies.  Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy and our results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieve favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  These factors will likely contribute to purchase prices that result in the recognition of goodwill and other identifiable intangible assets.

In the third quarter of fiscal 2007, we acquired DGI, which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients.  This acquisition enables us to provide a wider range of service to our current and prospective wind energy clients, as DGI offers complementary capabilities and customer relationships.  DGI is part of our resource management segment.  In fiscal 2007, we also acquired VCL, VNL, STE, MEG, GORE and NEA.  The purchase prices consisted of initial cash payments and, over a four-year period from their respective acquisition dates, guaranteed deferred cash payments and/or contingent earn-out payments upon achievement of certain financial objectives.  MEG has been integrated into our infrastructure segment, and the other acquisitions have been integrated into our resource management segment.

In the first quarter of fiscal 2008, we acquired ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance challenges.  ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition continues our international expansion, as it increases our professional workforce by approximately 730 employees in new geographic areas and technical specialties around the world.  ARD is part of our resource management segment.  In the second and third quarters of fiscal 2008, we acquired certain assets of two civil engineering firms, Daylor and WJA.  These acquisitions, which were integrated into our infrastructure segment, offer complementary technical expertise and enable us to enhance our infrastructure service offerings.  We also acquired all of the outstanding stock of INCA and certain assets of Quattro.  INCA provides consulting and civil/mechanical engineering services for water infrastructure and transportation projects, including locks, levees and dams projects for the USACE.  Quattro provides process design and environmental consulting services to the steel and coke industries.  INCA and Quattro are part of our resource management segment.

In the fourth quarter of fiscal 2008, we acquired three consulting and engineering firms: (1) Institute for Public-Private Partnerships, Inc., which advises government and private sector clients including USAID, on public-private partnership structures for infrastructure development; (2) Rothberg, Tamburini & Winsor, Inc., which provides water and wastewater design services to municipalities, mining companies, utilities and industrial clients, and (3) Highlander Environmental Corp., which offers environmental capabilities for oil and gas industry clients.  These acquisitions enhance our service offerings and expand our geographic reach.  The total initial purchase price for these acquisitions consisted of cash.  In addition, the sellers have certain earn-out rights that will allow them to receive additional cash payments over a two or four-year period upon the achievement of certain financial objectives.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may continue to divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in fiscal 2007 or fiscal 2008.

BUSINESS TREND ANALYSIS

General.  Our business continues to grow as we focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets.  In the third quarter of fiscal 2008, we experienced overall revenue growth of 39.7% from organic and acquisitive revenue from federal government and commercial clients compared to the same quarter last year.  Our revenue from our federal government, state and local government, and commercial businesses was approximately 55%, 16% and 29%, respectively.

Federal Government.  In the third quarter of fiscal 2008, our federal government business experienced strong revenue growth of 61.3% compared to the same quarter last year.  Approximately half of this growth was driven by acquisitive revenue from ARD and, to a lesser extent, INCA.  The balance resulted primarily from the continuation of increased activity on our Iraq and domestic projects for the DoD.  We anticipate that our federal government business will experience strong growth in fiscal 2008 compared to fiscal 2007 due primarily to our increased work with USAID and increased BRAC spending.  However, due to the DoD’s funding practices on projects in Iraq as well as the changing geopolitical landscape in Iraq and the U.S., it is difficult to forecast our work in Iraq beyond fiscal 2008.

State and Local Government.  In the third quarter of fiscal 2008, our state and local government business declined 1.9% compared to the same quarter last year.  The decline resulted from the conclusion of a large fiber-to-the-premises project and reduced activity on a large construction management project.  The decline was partially mitigated by increased workload from combined sewer overflow (“CSO”) projects and revenue from our INCA acquisition.  Although our revenue declined slightly from last year, our revenue, net of subcontractor costs, grew 12.6% due to increased self-performance of work on state and local government projects.  Many state and local government agencies are facing increasingly challenging economic conditions, including budget deficits, declining tax revenues, and difficult cost cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  In 2006, voters in several states approved infrastructure bond measures, and many of those bonds have now been sold or are in the process of being sold to provide the funding needed to advance critical projects.  Additionally, new infrastructure bond measures and related tax proposals are being planned for ballots in 2008 through 2010.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving these programs, such as court mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  Accordingly, these programs generally occur regardless of budget pressures.  Consequently, we anticipate that infrastructure projects will be initiated and funded during the remainder of 2008, and our state and local government business will remain relatively flat in fiscal 2008.  We will remain vigilant in monitoring and evaluating state and local government budgets as they are approved for the new fiscal year and will continue to assess any potential future impacts to our state and local business.

Commercial.  In the third quarter of fiscal 2008, our commercial business experienced strong growth of 37.5% across all three segments compared to the same quarter last year.  This growth was driven largely by increased demand for our alternative energy services and, to a lesser extent, increased activity on environmental remediation, geotechnical consulting and telecommunications infrastructure projects.  We anticipate that our commercial business will experience moderate growth in fiscal 2008.

RESULTS OF OPERATIONS

Overall, our results for the third quarter of fiscal 2008 reflect a significant improvement as compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  We continued to experience business growth from all three reportable segments, particularly from international development projects associated with our ARD acquisition, Iraq and domestic work from the DoD, as well as alternative energy, environmental remediation, geotechnical consulting and telecommunications infrastructure projects.  Our revenue, net of subcontractor costs, grew across all client sectors and all reportable segments.  The increase in our contract costs substantially corresponded to our revenue growth.  Our SG&A expenses increased as a result of our business growth and our investment in marketing and business development to drive that growth.  Further, we incurred additional SG&A expenses related to our new acquisitions.  Our net interest expense decreased as a result of lower interest expense from our debt due to lower interest rates.  The decrease was partially offset by lower interest income from short-term cash investments resulting from the lower interest rates, compared to the same quarter last year.

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 29,	July 1,	Change		June 29,	July 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue	$564,277	$403,951	$160,326	39.7%	$1,496,050	$1,119,123	$376,927	33.7%
Subcontractor costs	(232,008)	(147,625)	(84,383)	(57.2)	(599,269)	(381,667)	(217,602)	(57.0)
Revenue, net of subcontractor costs	332,269	256,326	75,943	29.6	896,781	737,456	159,325	21.6
Other contract costs	(266,379)	(202,313)	(64,066)	(31.7)	(716,874)	(593,877)	(122,997)	(20.7)
Gross profit	65,890	54,013	11,877	22.0	179,907	143,579	36,328	25.3
Selling, general and administrative expenses	(37,840)	(31,928)	(5,912)	(18.5)	(104,316)	(81,751)	(22,565)	(27.6)
Income from operations	28,050	22,085	5,965	27.0	75,591	61,828	13,763	22.3
Interest expense – net	(483)	(657)	174	26.5	(2,600)	(1,901)	(699)	(36.8)
Loss on retirement of debt	—	—	—	—	—	(4,226)	4,226	100.0
Income from continuing operations before income tax expense	27,567	21,428	6,139	28.6	72,991	55,701	17,290	31.0
Income tax expense	(11,432)	(9,026)	(2,406)	(26.7)	(30,283)	(23,490)	(6,793)	(28.9)
Income from continuing operations	16,135	12,402	3,733	30.1	42,708	32,211	10,497	32.6
Income from discontinued operation, net of tax	—	26	(26)	(100.0)	—	52	(52)	(100.0)

Net income	$16,135	$12,428	$3,707	29.8%	$42,708	$32,263	$10,445	32.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(80.2)	(78.9)	(79.9)	(80.5)

Gross profit	19.8	21.1	20.1	19.5
Selling, general and administrative expenses	(11.4)	(12.5)	(11.6)	(11.1)
Income from operations	8.4	8.6	8.5	8.4

Interest expense – net	(0.1)	(0.3)	(0.3)	(0.2)
Loss on retirement of debt	—	—	—	(0.6)
Income from continuing operations before income tax expense	8.3	8.3	8.2	7.6

Income tax expense	(3.4)	(3.5)	(3.4)	(3.2)
Income from continuing operations	4.9	4.8	4.8	4.4

Income from discontinued operation, net of tax	—	—	—	—

Net income	4.9%	4.8%	4.8%	4.4%

For the three and nine months ended June 29, 2008, revenue increased $160.3 million, or 39.7%, and $376.9 million, or 33.7%, compared to the same periods last year, respectively. For both periods, we experienced business growth in all three reportable segments from organic and acquisitive revenue compared to last year. Our federal government business continued to grow primarily as a result of the international development projects for USAID associated with our ARD acquisition, and increased workload on our Iraq and domestic projects for the DoD. This growth was partially offset by the completion of several large contracts in fiscal 2007 with the U.S. Department of Energy (“DOE”) and the National Aeronautics and Space Administration (“NASA”). For the three-month period, our state and local government business declined slightly due to the conclusion of a large fiber-to-the-premises project and reduced activity on a large construction management project compared to the same period last year. The decline was largely mitigated by increased workload on our CSO projects and revenue from our INCA acquisition. For the nine-month period, our state and local government business grew 15.0% compared to the same period last year due to the activities at DGI, which was acquired in the third quarter of fiscal 2007. Our CSO and civil infrastructure projects also contributed to this growth. For both periods, our commercial business experienced strong growth in all reportable segments, particularly with work related to alternative energy, environmental remediation, geotechnical consulting and telecommunications infrastructure projects.

For the three and nine months ended June 29, 2008, revenue, net of subcontractor costs, increased $75.9 million, or 29.6%, and $159.3 million, or 21.6%, compared to the same periods last year, respectively, for the reasons described above. The growth rate for revenue, net of subcontractor costs, was lower than that for revenue due to increased use of subcontractors, and in some cases, higher subcontracting requirements for certain federal government work, particularly our reconstruction and unexploded ordnance projects in Iraq and our USAID projects. Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

For the three and nine months ended June 29, 2008, other contract costs increased $64.1 million, or 31.7%, and $123.0 million, or 20.7%, compared to the same periods last year, respectively. On a percentage change basis, the cost increase generally tracked to the increase in revenue, net of subcontractor costs, for the respective periods. Additionally, for the three-month period, our direct non-labor costs, as a percentage of revenue, net of subcontractor costs, increased primarily due to construction and international development projects. As such, for the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.2% and 79.9%, compared to 78.9% and 80.5% for the same periods last year, respectively.

For the three and nine months ended June 29, 2008, gross profit increased $11.9 million, or 22.0%, and $36.3 million, or 25.3%, compared to the same periods last year, respectively, for the reasons described above. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 19.8% and 20.1%, compared to 21.1% and 19.5% for the same periods last year, respectively. Our results in each period were positively impacted by our improved performance on fixed-priced contracts.

For the three and nine months ended June 29, 2008, SG&A expenses increased $5.9 million, or 18.5%, and $22.6 million, or 27.6%, compared to the same periods last year, respectively. The increase resulted from the growth of our business and our investment in marketing and business development efforts. To a lesser extent, we recognized additional SG&A expenses related to our new acquisitions. For the nine-month period in fiscal 2007, our SG&A expenses were reduced by $5.7 million as a result of reversals of certain accrued litigation liabilities. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.4% and 11.6%, compared to 12.5% and 11.1% for the same periods last year, respectively.

For the three and nine months ended June 29, 2008, net interest expense decreased $0.2 million, or 26.5%, and increased $0.7 million, or 36.8%, compared to the same periods last year, respectively. For the three-month period, the decrease was driven by lower interest expense from our debt due to lower interest rates. This was partially offset by lower interest income from short-term cash investments due to lower interest rates. For the nine-month period, the increase resulted from higher average borrowings and lower interest income from short-term investments of cash, partially offset by lower average interest rates on our debt.

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

For the three and nine months ended June 29, 2008, income tax expense increased $2.4 million, or 26.7%, and $6.8 million, or 28.9%, compared to the same periods last year, respectively, primarily due to higher income. Our effective tax rates were 41.5% and 42.2% for the first nine months of fiscal 2008 and 2007, respectively.

Additional Information by Reportable Segment

Resource Management

	Three Months Ended				Nine Months Ended
	June 29,	July 1,	Change		June 29,	July 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$232,353	$159,891	$72,462	45.3%	$606,512	$460,019	$146,493	31.8%
Other contract costs	(185,875)	(125,587)	(60,288)	(48.0)	(482,252)	(369,748)	(112,504)	(30.4)
Gross profit	$46,478	$34,304	$12,174	35.5%	$124,260	$90,271	$33,989	37.7%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(80.0)	(78.5)	(79.5)	(80.4)
Gross profit	20.0%	21.5%	20.5%	19.6%

For the three and nine months ended June 29, 2008, revenue, net of subcontractor costs, increased $72.5 million, or 45.3%, and $146.5 million, or 31.8%, compared to the same periods last year, respectively. For both periods, our resource management segment experienced strong growth across all of its client sectors from organic and acquisitive revenue. In our federal government business, the growth was driven primarily by international development projects for USAID and, to a lesser extent, increased activity on Iraq and domestic projects for the DoD. For the nine-month period, the growth was partially offset by a decline in revenue from the DOE and the U.S. Environmental Protection Agency (“EPA”) that resulted from the completion of several large contracts in fiscal 2007. For both periods, our state and local government business grew as a result of our recent acquisitions. Additionally, we experienced increased activity related to remedial investigation and water quality assessment. Our commercial business experienced strong growth due to increased demand primarily for our alternative energy services, including wind farm projects, as well as our environmental remediation and geotechnical services.

For the three and nine months ended June 29, 2008, other contract costs increased $60.3 million, or 48.0%, and $112.5 million, or 30.4%, compared to the same periods last year, respectively. On a percentage change basis, the cost increase generally tracked to the increase in revenue, net of subcontractor costs, for the respective periods. For the three-month period, our direct non-labor costs, as a percentage of revenue, net of subcontractor costs, increased primarily as a result of construction and international development projects. For the nine-month period, the dollar increase was partially offset by gains related to project equipment disposals following the close-out of certain contracts. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 79.5%, compared to 78.5% and 80.4% for the same periods last year, respectively.

For the three and nine months ended June 29, 2008, gross profit increased $12.2 million, or 35.5%, and $34.0 million, or 37.7%, compared to the same periods last year, respectively, for the reasons described above. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 20.0% and 20.5%, compared to 21.5% and 19.6% for the same periods last year, respectively. For both periods, the percentages were positively impacted by improved performance on our fixed-priced contracts and favorable close-outs of contract claims. This was offset by lower profit margins on the procurement of materials and supplies for the construction and international development projects.

Infrastructure

	Three Months Ended				Nine Months Ended
	June 29,	July 1,	Change		June 29,	July 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$86,598	$84,213	$2,385	2.8%	$253,102	$247,228	$5,874	2.4%
Other contract costs	(70,283)	(66,874)	(3,409)	(5.1)	(205,071)	(199,471)	(5,600)	(2.8)
Gross profit	$16,315	$17,339	$(1,024)	(5.9)%	$48,031	$47,757	$274	0.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(81.2)	(79.4)	(81.0)	(80.7)
Gross profit	18.8%	20.6%	19.0%	19.3%

For the three and nine months ended June 29, 2008, revenue, net of subcontractor costs, increased $2.4 million, or 2.8%, and $5.9 million, or 2.4%, compared to the same periods last year, respectively. This growth was driven by increased workload from commercial clients and, to a lesser extent, state and local government clients, particularly related to civil infrastructure projects. The overall increase was partially offset by the slowdown in the land redevelopment and housing markets, in addition to the completion of a large NASA project at the end of fiscal 2007.

For the three and nine months ended June 29, 2008, other contract costs increased $3.4 million, or 5.1%, and $5.6 million, or 2.8%, compared to the same periods last year, respectively. For each period, the costs increased to support the increase in revenue, net of subcontractor costs. Further, our costs increased at a higher rate than our revenue. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 81.2% and 81.0%, compared to 79.4% and 80.7% for the same periods last year, respectively. We incurred fixed costs related to certain business areas such as school design and land redevelopment, which experienced revenue decline due to the slowdown in the housing market.

For the three and nine months ended June 29, 2008, gross profit decreased $1.0 million, or 5.9%, and increased $0.3 million, or 0.6%, compared to the same periods last year, respectively. For the three-month period, the decrease resulted from reduced activity on school design and land redevelopment projects due to slowdown in the housing market. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 18.8% and 19.0%, compared to 20.6% and 19.3% for the same periods last year, respectively. This decrease as noted above was mitigated by the completion of the aforementioned low-margin NASA project.

Communications

	Three Months Ended				Nine Months Ended
	June 29,	July 1,	Change		June 29,	July 1,	Change
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$13,318	$12,222	$1,096	9.0%	$37,167	$30,209	$6,958	23.0%
Other contract costs	(10,221)	(9,852)	(369)	(3.7)	(29,551)	(24,658)	(4,893)	(19.8)
Gross profit	$3,097	$2,370	$727	30.7%	$7,616	$5,551	$2,065	37.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(76.7)	(80.6)	(79.5)	(81.6)
Gross profit	23.3%	19.4%	20.5%	18.4%

For the three and nine months ended June 29, 2008, revenue, net of subcontractor costs, increased $1.1 million, or 9.0%, and $7.0 million, or 23.0%, compared to the same periods last year, respectively. We experienced increased demand for our telecommunications services from commercial clients. This increase was partially offset by the conclusion of a large fiber-to-the-premises project in the second quarter of this fiscal year.

For the three and nine months ended June 29, 2008, other contract costs increased $0.4 million, or 3.7%, and $4.9 million, or 19.8%, compared to the same periods last year, respectively. For both periods, the increase resulted from additional costs related to our revenue growth. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, other contract costs were 76.7% and 79.5%, compared to 80.6% and 81.6% for the same periods last year, respectively. Due to improvements in our contract execution and our containment of overhead costs, other contract costs declined as a percentage of revenue, net of subcontractor costs.

For the three and nine months ended June 29, 2008, gross profit increased $0.7 million, or 30.7%, and $2.1 million, or 37.2%, compared to the same periods last year, respectively. This increase was due primarily to business growth. For the three and nine months ended June 29, 2008, as a percentage of revenue, net of subcontractor costs, gross profit was 23.3% and 20.5%, compared to 19.4% and 18.4% for the same periods last year, respectively. The percentage increase resulted from improvements in our contract execution and containment of business support services costs.

Liquidity and Capital Resources

Capital Requirements. Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our requirements for the next twelve months.

Working Capital. At the end of third quarter of fiscal 2008, our working capital increased $33.3 million, or 17.2%, compared to last fiscal year-end due primarily to our business growth. Our cash and cash equivalents decreased $27.4 million, or 35.7%, compared to last fiscal year-end. The decrease resulted from payments for business acquisitions, debt (net of borrowings) and capital expenditures. This decrease was partially offset by operating cash and net proceeds from issuance of common stock. Our net accounts receivable increased $99.7 million, or 22.8%, compared to last fiscal year-end. The increase was driven primarily by our organic revenue growth and our ARD acquisition. Our billings in excess of costs on uncompleted contracts increased $35.6 million, or 64.4%, compared to last fiscal year-end due primarily to favorable contract payment terms.

Operating Activities. For the first nine months of fiscal 2008, our net cash provided by operating activities was $43.1 million, up $31.4 million, or 267.0%, compared to $11.7 million for the same period last year. The $31.4 million increase resulted primarily from higher net income and advance payments on contract work, partially offset by increased payments to subcontractors.

Investing Activities. For the first nine months of fiscal 2008, our net cash used in investing activities was $67.6 million, up $32.8 million, or 94.2%, compared to $34.8 million for the same period last year. The increase resulted from our fiscal 2008 acquisitions including ARD and INCA, and to a lesser extent, higher capital expenditures. Our capital expenditures were $13.8 million, up $5.7 million, or 70.2%, compared to $8.1 million from last year. The increase resulted primarily from the replacement of obsolete equipment, new equipment required for project execution and, to a lesser extent, capital costs associated with our enterprise resource planning (“ERP”) system.

Financing Activities. For the first nine months of fiscal 2008, our net cash used in financing activities was $2.9 million, down $1.8 million, or 38.2%, compared to $4.6 million for the same period last year. Cash used in financing activities resulted primarily from our net payments on debt. This use was offset by the cash proceeds from the issuance of common stock.

Debt Financing. In March 2007, we entered into a Credit Agreement. Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012. As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the facility. Other than the increased capacity under the Facility and improved pricing, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility. In May 2008, we entered into an amendment to the Credit Agreement solely to provide additional flexibility with respect to potential future acquisitions. There was no change in the overall size of the Facility. As of June 29, 2008, we had $55.0 million in outstanding borrowings under the Facility and standby letters of credit under the Facility totaled $35.2 million.

The Credit Agreement requires us to comply with various financial and operating covenants. Specifically, (1) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (2) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. As of June 29, 2008, our consolidated leverage ratio was 0.85x, and our fixed charge coverage ratio was 2.30x. Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are secured by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of June 29, 2008, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

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

Tax Claims. We are currently under examination by the IRS for fiscal years 1997 through 2004 and the FTB for fiscal years 2001 through 2003 related to R&E Credits. In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses. In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method. At the time the refund claims were filed, we were under examination by the IRS for those years. The claimed refunds are being held pending completion of the IRS examination. The estimated realizable refunds have been classified as non-current income taxes receivable on our condensed consolidated balance sheets. During the third quarter of fiscal 2008, we received a 30-day letter from the IRS related to the R&E Credits and the accounting method for revenue recognition for fiscal years 2002 through 2004. We are protesting the positions in the letter. We are currently in the IRS appeals process for these same matters for fiscal years 1997 through 2001. During the third quarter of fiscal year 2008, we received a NOPA from the FTB related to R&E Credits for fiscal 2001 through 2003. We have protested the position in the NOPA. If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our cash flow in future periods. However, if the resolution is favorable, the change in unrecognized tax benefits could be significant, and we could receive a significant cash refund.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  To date, there have been no material changes in our critical accounting policies as reported in our 2007 Annual Report on Form 10-K, except for the adoption of FIN 48 described in the notes to condensed consolidated financial statements.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

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

We anticipate repaying $4.0 million of our outstanding indebtedness in the next 12 months, of which $2.2 million relates to the guaranteed earn-out payment associated with certain acquisitions and $1.8 million relates to other debt. Assuming we do repay the remaining $1.8 million ratably during the next 12 months and hold $55.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.6 million when our average interest rate increases or decreases by 1% per annum. There can be no assurance that we will be able to repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting. As of June 29, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2007, a stockholder filed a putative shareholder derivative complaint in the Superior Court of the State of California, County of Los Angeles against certain current and former members of our Board of Directors and certain current and former executive officers, alleging proxy fraud, breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with the grant of certain stock options to our executive officers. We were also named as a nominal defendant in this action. The complaint sought damages on our behalf in an unspecified amount, disgorgement of the options which are the subject of the action, any proceeds from the exercise of those options or from any subsequent sale of the underlying stock and equitable relief. On April 11, 2008, the court entered a Judgment and Order of Dismissal (the “Judgment”) in this matter, and the appeal period has expired. Accordingly, the Judgment is final and the lawsuit has been dismissed.

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all of the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial, and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, in January 2008, the jury awarded $17.0 million in punitive damages against AMT plus unquantified legal fees.  The court entered the above judgments in January 2008.  No amounts have been paid to date; however, we have posted a $1.0 million bond as required by the court.  In July 2008, the Common Pleas Court of Montgomery County issued a decision and final appealable order in response to AMT’s post-trial motions. AMT’s motion for judgment notwithstanding the verdict was denied, and AMT’s motion for a new trial was conditionally denied. However, AMT’s alternative motion to vacate or remit the verdict was conditionally granted, and ITC may either elect to accept $2.0 million in compensatory damages and $5.8 million in punitive damages or have a new trial on the appropriate amount of damages. No decision was rendered regarding attorneys’ fees or pre-judgment interest. We have filed a notice of appeal with the second district court of appeals in Ohio. We believe that the reasonably possible range of exposure is from $0 to approximately $10 million.  As of June 29, 2008, we recorded a liability representing our best estimate of a probable loss.  Further, in the same period and for the same amount, we recorded a receivable from the former owners of AMT as we believe they have the ability and intent to fully honor their indemnification to us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

On July 25, 2008, a domestic real estate investment trust (the “REIT”) that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia. The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. The suit seeks as much as $19 million in damages. Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously. Given the early stage of the litigation, it is not possible to accurately predict the ultimate resolution of this matter.

In July 2008, we, one of our subsidiaries, and a limited number of current and former employees and officers were served with a complaint that was filed by Sullivan International Group, Inc. (“SIG”) in the Superior Court of the State of California in San Diego County.  The complaint alleges, in part, that we breached the Small Business Administration (“SBA”) mentor-protégé agreement we had entered into with SIG.  The complaint contains additional allegations that are based, in part, upon SIG’s interpretation of the SBA’s mentor-protégé program regulations.  Management believes the allegations, in general, are not factually or legally correct. As of June 29, 2008, SIG owed us $1.6 million under promissory notes. SIG is in default on its payment obligations under these notes.  We plan to vigorously defend against the allegations in the complaint, and obtain repayment of the amounts owed under the promissory notes.

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

•                  Changes in accounting rules, and

•                  General economic or political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter, result in net losses, and have a negative effect on the price of our stock.

We derive the majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2008, we derived approximately 61.8% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. Federal government agencies are among our most significant clients. The following agencies generated 43.4% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2008: 24.0% from the DoD, 8.1% from USAID, 4.3% from the EPA, 2.1% from the DOE, and 4.9% from various other federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by a number of factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

•                  A dispute with or improper activity by any of our subcontractors, and

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented approximately 24.0% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2008, as noted above. In the third quarter of fiscal 2008, we experienced an increase in revenue for project management reconstruction services in Iraq compared to the same period last year. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

•                  The application of the percentage-of-completion method of accounting, and revenue recognition on contracts, change orders and contract claims;

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

•                  Valuation of employee benefit plans;

•                  Valuation of stock-based compensation expense, and

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

•                  If we fail to successfully integrate any acquired company, our reputation could be damaged.  This could make it more difficult to market our services or to acquire additional companies in the future, and

•                  These acquired companies may not perform as we expect and we may fail to realize anticipated revenue and profits.

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

•                  Incur large and immediate write-offs, or

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

Adverse resolution of the IRS or other tax authority examination process may harm our financial results

We are currently under examination by the IRS for fiscal years 1997 through 2004.  During the third quarter of fiscal 2008, we received a 30-day letter from the IRS related to the R&E Credits and the accounting method for revenue recognition for fiscal years 2002 through 2004.  We are protesting the positions in the letter.  We are currently in the IRS appeals process for these same matters for fiscal years 1997 through 2001.  We are also currently under examination by the FTB for fiscal years 2001 through 2003.  During the third quarter of fiscal year 2008, we received a NOPA from the FTB related to R&E Credits for fiscal 2001 through 2003.  We have protested the position in the NOPA.  One significant matter raised by the IRS and FTB relates to the R&E Credit that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS and/or the FTB determine that the amount of R&E Credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our cash flow.  Another matter raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payments, as this is a temporary difference, there should be no material adverse impact on our financial results upon resolution of this issue.

If we do not successfully complete the implementation of our ERP system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; and sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2007 and 2008, we converted several of our large operating units to our ERP system, and we plan to complete the conversion process in fiscal 2010.  In the event we do not complete the project successfully, we may experience difficulty in accurately and timely reporting certain revenue and cost data.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which has adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of June 29, 2008 was $1.6 billion.  We include in backlog only those contracts for which funding has been provided and work authorization has been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of June 29, 2008, our goodwill was $207.0 million and other net intangible assets were $13.2 million.  If any of our goodwill or other intangible assets were to become impaired, we would be required to write-off the impaired amount, which may significantly reduce our profit.  Refer to the “Notes to Condensed Consolidated Financial Statements” in Item 1.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the third quarter of fiscal 2008, we derived approximately 1.0% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, we need to understand, prior to signing a contract, international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2008, we derived approximately 37.2% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

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

•                  Broader market fluctuations, and

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

•                  Acquire the assets of, or merge or consolidate with, other companies, and

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

Item 6.                                   Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of May 30, 2008 among the Registrant and the lenders signatory thereto

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2008	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)