Form 10-K
period 2008-09-28
TETRA TECH INC
filed 2008-11-19
CIK 831641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2008.
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

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

       The aggregate market value of the registrant's common stock held by non-affiliates on March 28, 2008 was $1.14 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

       On November 10, 2008, 59,875,662 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

       Portions of registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

      This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "estimates," "seeks," "continues," "may," variations of such words, and similar expressions are intended to identify such forward- looking statements. In addition, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under "Risk Factors," and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

 PART I

Item 1.    Business

General

      We are a leading provider of consulting, engineering, program management, construction and technical services focusing on resource management and infrastructure. We serve our clients by providing cost-effective and innovative solutions to fundamental needs for water, environmental and alternative energy services. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

      Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions. Today we are a full-service company with a global reach in the areas of water programs, environmental management and remediation, alternative energy and supporting infrastructure. Engineering News-Record ("ENR"), the leading trade journal for our industry, ranked us the nation's number one water services firm in its April 21, 2008, "Top 500 Design Firms" issue. Over the past year, ENR has also ranked us number one in water treatment/desalination and in environmental science. We are also ranked among the top 10 firms in several other service lines, including environmental management, dams and reservoirs, auto plants, site assessment/compliance, manufacturing, sanitary/storm sewers, education, hazardous waste, marine and port facilities, nuclear waste cleanup and green design. We continue to focus on organic and acquisitive growth to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets. As of fiscal 2008 year-end, we had more than 8,600 full-time equivalents worldwide, located primarily in North America in approximately 245 office locations.

      We were incorporated in Delaware in February 1988 and are headquartered in Pasadena, California. Our predecessor company (the Water Management Group of Tetra Tech, Inc.) was a subsidiary of Honeywell, Inc. and was incorporated in 1966. The mailing address of our headquarters is 3475 East Foothill Boulevard, Pasadena, California 91107, and the telephone number at that location is (626) 351-4664. Our corporate website is located at www.tetratech.com. Through a link in the Investor

Relations section of our website, we make available our filings with the Securities and Exchange Commission ("SEC") free of charge.

Mission

      Our mission is to be the premier worldwide consulting and engineering firm focusing on natural resources and infrastructure. Our core principles form the underpinning of how we work together to serve our clients.

•
Service.  We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet those needs.

•
Value.  We take on our clients' problems as if they were our own. We develop and implement real-world solutions that are cost-effective, efficient and practical.

•
Excellence.  We bring superior technical capability, disciplined project management, and excellence in safety and quality to all of our services.

•
Opportunity.  Our people are our number one asset. Our workforce is diverse and includes leading experts in our fields. Our entrepreneurial nature and commitment to success provide challenges and opportunities for all of our associates.

Industry Overview

      Many government and commercial organizations today face new and complex challenges due to competition for water resources, water quality and environmental concerns, changing threats to human health, aging water infrastructure, and demand for alternative and renewable energy sources. Each of our clients presents its own unique set of issues and often seeks technical service firms with industry-specific expertise to analyze its problems and develop appropriate solutions. We provide effective solutions to our clients' unique set of challenges in the areas of resource management and infrastructure.

      Developing sustainable solutions for managing the world's natural resources (water, air and soil) requires recognition of the interdependence and complexity of our natural systems. Activities such as agricultural and residential development, commercial construction and industrialization can impact the world's resources and environment. Public concern over environmental issues, especially water quality, has been a driving force behind numerous laws and regulations that are designed to prevent degradation and restore our valuable resources. Government and commercial organizations are focusing on compliance with environmental laws and regulations, while responding to public pressure to attain operating efficiencies. Fluctuations in weather patterns and extreme events (e.g., droughts or flooding) are increasing the focus on water supply, wastewater management and coastal protection services. Energy policies, resource limitations, and climate change have encouraged rapid implementation of energy conservation measures related to alternative and conventional energy sources. The cost, quality and availability of water and the aging infrastructure used to capture, safeguard and distribute water are critical social and economic concerns. Since the 1970s, more stringent controls on municipal and industrial waste have been adopted by governments around the world to protect the environment. Organizations seek waste management technical services to comply with complex and evolving environmental regulations, minimize the economic and social impact of waste generation and disposal, and realize significant cost savings through increased operating efficiencies. Many governments of developed countries around the world, including the U.S. government, play an important role in providing foreign assistance by fostering economic growth, protecting human health, providing access to water supplies, providing emergency humanitarian assistance, and enhancing government systems.

      An overburdened and aging infrastructure also requires new development and retrofits to meet current needs. This development includes water and wastewater treatment plants, transportation systems, pipelines, and communication and power networks, as well as educational, recreational and government facilities. In addition, as existing facilities age, they require upgrading or replacement. Further, the trend toward outsourcing services is causing public and private organizations that develop and maintain these facilities to evaluate their cost structures and establish more efficient alternatives. Protection of civil infrastructure and the need for additional security infrastructure continue to be priorities. The U.S. federal government has increasingly turned to technical service firms for advice and assistance, particularly at seaports and airports. These factors have increased the need for planning, security, engineering, design, program management, construction management, construction, and operations and maintenance services.

The Tetra Tech Strategy

      To continue our successful growth and competitive position in the industry, we have implemented the following strategy that has led to our success and is integral to our future growth:

       Serve the Entire Project Life Cycle.    We typically start with science at the onset of a project, building on our staff's strong technical foundation in natural and physical sciences. This strength allows us to effectively evaluate and recommend potential solutions to our clients' problems. We can support our clients through the entire project life cycle by providing consulting, engineering, construction, operations and maintenance, and information technology services. We offer these services individually or as part of our full-service approach to problem solving.

       Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since the inception of our predecessor in 1966, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation and educational facilities. Our services are provided by a wide range of professionals, including archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we have a broad perspective and are often able to apply proven solutions to our clients' problems effectively and efficiently.

       Provide Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have operations in 49 states. We have also increased our international presence and currently have operations in more than 40 countries including Afghanistan, Albania, Australia, Canada, Colombia, Germany, India, Iraq, Italy, Japan, Jordan, Kenya, Mozambique, Nepal, the Netherlands, Panama, Peru, the Philippines, Poland, Thailand, South Africa, Sri Lanka and the United Kingdom.

       Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing customers, resulting in more comprehensive services and revenue increases. Often, we have been able to secure construction management contracts after having dealt with clients on the scientific evaluation and engineering design phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global customers, we also focus on expanding from localized, geographic services to broader national and international support in multiple locations.

       Identify and Expand into New Business Areas.    We use our consulting services and specialized technical services as entry points to evaluate adjacent business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting services, we have identified and expanded into water infrastructure engineering services.

       Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services and bidding for complex projects that are at the leading edge of policy and technology development. Our interdisciplinary capabilities in water, environmental, alternative energy and infrastructure services provide the opportunity to develop integrated and sustainable solutions. This experience helps us to identify market drivers while providing challenging and rewarding opportunities for our employees, thus enhancing our ability to serve other public and commercial clients.

       Focus on Cash Generation.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our attempts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

       Actively Attract and Recruit Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide technical skills, innovative solutions and long-term client relationships. Our full-service capabilities, internal coordination and networking opportunities, entrepreneurial environment and global project portfolio help to attract highly qualified individuals who support our long-term growth.

       Invest in Strategic Acquisitions.    We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will enable us to strengthen our position in certain emerging business areas or to further strengthen our position in our more established service offerings. We believe that our reputation makes us an attractive partner. Our effective integration of acquisitions with a larger enterprise can continue to enhance our ability to compete technically and geographically.

Reportable Segments

      Prior to fiscal 2009, we managed our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning, international development and alternative energy. Our infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of infrastructure. Our communications segment provides engineering, permitting, site acquisition and installation services.

      The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment	2008	2007	2006
Resource management	68.2%	63.1%	62.7%
Infrastructure	27.3	32.6	32.7
Communications	4.5	4.3	4.6

	100.0%	100.0%	100.0%

      Beginning in fiscal 2009, we have re-aligned our business into four reportable segments. We believe the revised reportable segments to be disclosed will provide enhanced data and analysis for our shareholders. For more information, see Note 15 (Reportable Segments) of the "Notes to Consolidated Financial Statements" included in Item 8.

Resource Management

      In our resource management segment, we have a leading position due to the strength of our capabilities and our understanding of the relationships between the environment, water and human activities. We support priority government programs for water quality investigations and restoration, environmental protection and remediation, productive reuse of defense facilities, international development, and sustainable environmental resource planning. We provide comprehensive services, including research and development, applied science and technology, engineering, design, construction management, program management, construction, and operations and maintenance. We provide global services to support resource management and environmental programs, international aid programs and governance. In the alternative energy area, we provide comprehensive services in the siting, evaluation and development of energy sources. Our service offerings in the resource management segment are focused on the following project areas:

  Surface Water.    Public concern with the quality of rivers, lakes, streams, and coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, competition for water resources, and climate variations such as those that cause droughts and flooding have raised the visibility of surface water management. Over the past 40 years, we have developed a specialized set of technical skills that position us to compete effectively for surface water and watershed management projects. We provide water resource services to U.S. federal government clients such as the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Defense ("DoD") and the U.S. Department of Energy ("DOE"). We also provide these services to a broad base of commercial clients, including those in the aerospace, chemical, alternative energy, mining, petroleum, pharmaceutical, retail and utility industries. Further, we provide surface water services to state and local government agencies, particularly in the areas of watershed management, stormwater management and combined sewer overflows ("CSOs").

  Groundwater.    Groundwater is a critical source of drinking water and a substantial portion of the water used for residential, industrial and agricultural purposes. Our activities in the groundwater field include projects such as evaluating the adequacy of water supplies, investigating and identifying the sources of chemical contamination, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

  Waste Management.    We provide a wide range of engineering and consulting services for hazardous waste contamination and remediation projects, from initial site assessment through design and implementation phases of remedial solutions. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We also provide waste minimization and pollution prevention services and evaluate the effectiveness of innovative technologies and novel solutions to environmental problems.

  Environmental Remediation and Management.    We provide environmental remediation and reconstruction services to evaluate and restore lands and sediments to beneficial use. Environmental remediation includes activities to identify, evaluate and destroy unexploded ordnance ("UXO"), both domestically and internationally. Under the Base Realignment and Closure ("BRAC") Act, we perform reconstruction services at U.S. military locations. We also provide environmental management and planning support to evaluate and mitigate impacts from human activities on the natural environment. We develop watershed and regional plans, and recommend management approaches to help conserve and restore our natural resources.

  Alternative Energy.    To meet the escalating demand for alternative energy and energy independence, we provide energy management, conservation assessments and the full range of services for alternative energy development. For wind power development and upgrade projects, we provide environmental, engineering, construction services, and operations and maintenance for all phases of the project. Our capabilities include site evaluation, planning, biological assessments, permitting, engineering, transmission lines and installation of wind facilities. We also provide services for other emerging alternative energy technologies including geothermal, solar, biogeneration and hydropower.

  Regulatory Compliance.    Our regulatory compliance services include advising our clients on the full spectrum of regulatory requirements under the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act ("NEPA"), and other environmental laws and regulations. Although we provide services to both government and commercial clients, our current emphasis is on providing regulatory compliance services to the U.S. Army, Navy and Air Force.

  Mining and Geotechnical Services.    Our mining and geotechnical staff provide environmental and construction services including feasibility analyses, design, permitting, operations, and closure of mining facilities. Our geotechnical practice includes geotechnical engineers, soils technicians and drillers who investigate, analyze and develop geotechnical engineering recommendations and designs for simple to complex problems relating to groundwater, soil or rock.

  International Development.    We provide services to many donor agencies such as the U.S. Agency for International Development ("USAID"), the World Bank, Asian Development Bank, Inter-American Development Bank, and New Zealand's International Aid and Development Agency to support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. We plan, design, implement, research and monitor projects in the broad areas of agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, rule of law and justice systems development, and public-private partnerships training and consulting.

Infrastructure

      In our infrastructure segment, we focus on the development of water infrastructure projects; institutional facilities; commercial, recreational and leisure facilities; transportation projects; and systems and security projects. These facilities and projects are an essential part of everyday life and also sustain economic activity, the security of our infrastructure and the quality of life. Our engineers, architects and planners work in partnership with our clients to provide adequate infrastructure development within their financial constraints. We assist clients with infrastructure projects by providing management consulting, engineering, design, program management, construction management, and operations and maintenance. Our service offerings in the infrastructure segment are focused on the following project areas:

  Water Infrastructure.    Our technical services are applied to all aspects of water quality and quantity management, including stormwater management, drainage and flood control, combined sewer storage and separation, and major water and wastewater treatment plants. Our experience includes planning, design and construction services for drinking water projects, the design of water treatment facilities, the development of desalination facilities, and the design of distribution systems including pipelines and pump stations.

  Institutional Facilities.    We provide planning, architectural, engineering and construction management services, including land development and interior building design, for educational, healthcare and research facilities. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities. We specialize in designing and constructing sustainable facilities that minimize environmental impact, typically by minimizing water and power usage.

  Commercial, Recreational and Leisure Facilities.    We specialize in the planning, design and construction of water-related redevelopment, parks and river corridor restoration, and entertainment and leisure facilities. Our projects also include high-rise office buildings, museums, hotels, parks, visitor centers and marinas. We have designed complex aquatic life support systems and provided structural, civil and mechanical engineering and design of interpretive exhibits for a series of large aquarium projects. We provide engineering services for high-end environmentally sensitive or "green" buildings including integrated interior systems for heat, light, security and communications to improve building energy efficiency and cost effectiveness.

  Transportation.    We provide architectural, engineering, construction and construction management services for transportation projects to improve public safety and mobility. Our projects include roadway improvements, commuter railway stations, airport expansions, bridges, major highways, and the repair, replacement and upgrading of older transportation facilities.

  Systems Support and Security.    We provide technology systems integration to improve national security, principally for U.S. federal infrastructure. Our projects range from infrastructure vulnerability assessments to security engineering, design and project management services. We provide systems analysis and information management to optimize the U.S. commercial aviation system, and outsourced technical services to improve national security.

Communications

      In our communications segment, we focus on the delivery of technical solutions necessary to design and build communications infrastructure projects. Our communications business serves state and local governments, telecommunications companies and cable operators, and our services include engineering, permitting, site acquisition and installation services.

Project Examples

      The following table presents brief examples of current projects in our three segments:

Segment	Representative Projects
Resource Management	•	Supporting environmental activities at U.S. Air Force installations worldwide to assist the U.S. Air Force in its environmental mission in the areas of environmental conservation and planning, environmental quality, environmental restoration, and design and construction.
•

Assisting the EPA Office of Wastewater Management in conducting the Clean Water Needs Survey to assess financial needs for constructing wastewater treatment plants and other water-related infrastructure.

	•	Providing engineering, project management and construction management to help reconstruct facilities in Iraq for the U.S. Air Force and the U.S. Army Corps of Engineers ("USACE").
	•	Supporting environmental activities at U.S. Navy installations primarily throughout the United States to assist the U.S. Navy in protecting the coastal and marine environment.
•

Providing environmental operations and maintenance services at Vandenberg Air Force Base in California. Also providing operations and maintenance services for a wastewater treatment plant and a hazardous waste collection plant, air monitoring and other services.

	•	Providing program management services for environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.
	•	Providing design-build and environmental restoration services at BRAC sites for various agencies within the DoD.
	•	Serving as prime contractor for NEPA studies at DOE facilities to ensure that the DOE's proposed defense and energy-related actions comply with applicable environmental regulations.
	•	Providing watershed planning and modeling services for the Milwaukee Metropolitan Sewerage District to address regional water quality and CSO impacts on Lake Michigan.
	•	Providing support to developing countries in establishing effective institutions essential to achieving economic growth and social development for the USAID.
•

Providing turn-key solutions for utilities and developers, including environmental studies, permitting, engineering, design, construction, and operations and maintenance services for wind farms throughout the United States.

Segment	Representative Projects
Infrastructure	•	Upgrading information management systems and implementing ISO 14000-compliant environmental management systems for several Fortune 500 industrial clients.
	•	Providing planning, engineering and systems integration services to support the change from ground-based navigation to satellite navigation for all civil aviation in the United States.
	•	Providing engineering and technical support services to support a national missile defense system.
	•	Providing engineering design services for building systems for several major office buildings, including air, power and data distribution systems.
	•	Developing water treatment facilities for the City of North Miami Beach, Florida.
	•	Designing and engineering wastewater management facilities in Huntsville, Alabama.
	•	Designing site plans and stormwater retrofits using green practices for the City of Los Angeles.
	•	Providing planning and engineering design services for new educational facilities throughout New York.
Communications	•	Assisting a leading provider of broadband services with deployment and maintenance of a high-capacity broadband fiber optic network in the western and midwestern United States.
	•	Providing engineering, design and installation services for fiber-to-the-premise networks.

Clients

      We provide services to a diverse base of federal, state and local government agencies, as well as commercial and international clients. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector	2008	2007	2006
Federal government	43.3%	43.9%	46.7%
State and local government	17.8	20.2	17.5
Commercial	37.9	35.0	35.1
International(1)	1.0	0.9	0.7

	100.0%	100.0%	100.0%

      (1)
      Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. federal government and commercial clients was reported as part of our federal government and commercial client sectors, respectively.

      U.S. federal government agencies are our most significant clients. The DoD accounted for 25.4%, 29.4% and 26.6% of our revenue, net of subcontractor costs, in fiscal 2008, 2007 and 2006, respectively. We typically support multiple programs within a single federal agency, both domestically and internationally. We assist state and local government clients in a variety of jurisdictions across the country. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, communications and utility industries. No single commercial client accounted for more than 10% of our revenue, net of subcontractor costs, in fiscal 2008.

      The following table presents a list of representative clients in our three segments. We have not included an international client category because those clients represent a significantly smaller percentage of our client base.

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial
Resource Management	Federal Energy Regulatory Commission; USAID; U.S. Air Force; USACE; U.S. Bureau of Reclamation; U.S. Coast Guard; DOE; EPA; U.S. Forest Service; U.S. Navy; U.S. Postal Service ("USPS")	California Department of Public Health; City of San Jose, California; Fairfax County, Virginia; Los Angeles County, California;
		Prince George's County, Maryland; Salton Sea Authority; Washington State Department of Ecology	Alcoa, Inc.; ConocoPhillips, Inc.; General Electric Company; Hewlett-Packard Development Company, L.P.; Lockheed Martin Corporation; PacifiCorp
Infrastructure	Federal Emergency Management Agency; USACE; Bureau of Reclamation; U.S. Department of Homeland Security; U.S. Department of the Interior ("DOI"); Federal Aviation Administration ("FAA"); U.S. Navy

Boston, Massachusetts Water and Sewer
Commission; City of Detroit, Michigan; City of Lansing, Michigan; City of Los Angeles, California; City of Portland, Oregon; King County, Washington;
Michigan Department of Transportation; Oklahoma Department of Transportation

EnCana Corporation; Ford Motor Company; General Motors Corporation; Lockheed Martin Corporation; Lowe's Company
Communications	N/A	Colorado Department of Transportation	AT&T Inc.; Comcast Corporation; Verizon Communications

Contracts

      Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Fiscal Year
Contract Type	2008	2007	2006
Fixed-price	37.1%	33.2%	33.5%
Time-and-materials	42.3	45.6	43.0
Cost-plus	20.6	21.2	23.5

	100.0%	100.0%	100.0%

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

      Some contracts with the U.S. federal government are subject to annual funding approval. U.S. federal government agencies may impose spending restrictions that limit the continued funding of our existing contracts and may limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on us. All contracts with the U.S. federal government may be terminated by the government at any time, with or without cause.

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

      Our contracts with the U.S. federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate the contractor's policies, procedures, controls and performance; and (iii) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards ("CAS") and defective-pricing clauses found within the Federal Acquisition Regulations ("FAR"). The DCAA also performs the annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

      The DCAA also reviews all types of U.S. federal government proposals, including those of award, administration, modification and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the DCAA may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the DCAA could have a material adverse effect on us.

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

      We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

Marketing and Business Development

      Our corporate management team establishes the scope and range of services we provide and our overall business strategy. The centralized business development support group develops corporate marketing materials, market research, and promotional and professional activities, including appearances at trade shows, direct mailings, advertising and public relations. Business development activities are implemented by our technical and professional management staff. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations. The professional staff holds frequent meetings with existing and potential clients, and federal, state or local agencies, gives presentations to civic and professional organizations and presents seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through the technical and geographic network we provide. We facilitate a strong internal network, along with our client and service offerings to provide professional staff with opportunities to provide new services to existing clients and broaden our client base in core services. We market throughout the organizations and service sectors we target, focusing on delivering solutions to emerging programs and providing full-service support.

      For our major focus areas, we have established company-wide initiatives that reinforce internal coordination across the enterprise, track development of new programs, identify and coordinate collective resources for major bids, and build interdisciplinary teams. These initiatives provide a forum for cross-sector collaboration and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our service offerings and leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position for future procurements.

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

      In the first quarter of fiscal 2008, we acquired the outstanding shares of ARD, Inc. ("ARD") which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional challenges. ARD manages large, complex international development projects for its clients, such as USAID, the United Nations and other donor agencies. This acquisition continues our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world. We also made other acquisitions in fiscal 2008 to strategically expand our service offerings and our geographic reach.

Competition

      The market for our services is generally highly competitive. We often compete with many other firms ranging from small regional firms to large international firms.

      We perform a broad spectrum of consulting, engineering and technical services across the resource management, infrastructure and communications segments. Services within these segments are provided to a client base that includes U.S. federal agencies, including the DoD, USAID, DOE, EPA, the National Aeronautics and Space Administration ("NASA"), FAA, DOI, USPS, state and local agencies, and the commercial sector. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

      We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CH2M Hill Companies Ltd.; Camp Dresser & McKee, Inc.; Chemonics; ICF International, Inc.; Jacobs Engineering Group Inc.; MWH Global, Inc.; Science Applications International Corporation; The Shaw Group Inc.; Stantec Inc.; TRC Companies, Inc.; URS Corporation; and Weston Solutions, Inc.

Backlog

      As of fiscal 2008 year-end, our backlog was $1.6 billion, an increase of 30.8% from $1.3 billion as of fiscal 2007 year-end. We experienced strong backlog growth in our U.S. federal government business, particularly with USAID work associated with our ARD acquisition and DoD work resulting from increased funding on our BRAC and other domestic contracts. This growth was largely offset by our forecasted decline in backlog for Iraq-related projects. We also experienced strong demand for our services related to wind and other alternative energy projects from our commercial clients. The overall increase was slightly offset by the softness in our state and local government business due to the wind-down of a large construction management project, the conclusion of a large fiber-to-the-premises project, and reduced activity on school design and land redevelopment projects associated with the downturn in the housing market.

      We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 75% of our backlog as of fiscal 2008 year-end will be recognized as revenue in fiscal 2009, as work is performed. However, no assurance can be given that all amounts included in our backlog will ultimately be realized. For example, certain of our contracts with the U.S. federal government and other clients can be terminated at will. If any of these clients terminate their contracts prior to completion, we may not be able to recognize the contract revenue.

Regulations

      We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

       Environmental.    A substantial portion of our business involves planning, design, program management and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste or Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.

      Some environmental laws, such as the Superfund law and similar state statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

      Certain of our business operations are covered by Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we perform.

       Government Procurement.    The services we provide to the U.S. federal government are subject to FAR and other rules and regulations applicable to government contracts. These rules and regulations, among other things:

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

Seasonality

      We experience seasonal trends in our business. Our revenue is typically lower in the first half of our fiscal year, due primarily to Thanksgiving, Christmas and, in certain years, New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holidays. Further, seasonal inclement weather conditions occasionally may cause some of our offices to close temporarily or may hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during the spring and summer months that result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

Potential Liability and Insurance

      Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

      We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. Both policies provide adequate coverage for our business. When we perform higher-risk work, such as fixed-price remediation with insurance or UXO services, we obtain the necessary types of insurance coverages for such activities, as is typically required by our clients.

      We obtain insurance coverage through a broker that is experienced in the professional liability field. The broker and our risk manager regularly review the adequacy of our insurance coverage. Because there are various exclusions and retentions under our policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance policies or paid by our carrier.

      We evaluate the risk associated with claims. If we determine that a loss is probable and reasonably estimable, we establish an appropriate reserve. A reserve is not established if we determine that a claim has no merit or is not probable or reasonably estimable. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Employees

      As of September 28, 2008, we had more than 9,200 total employees, including more than 8,600 full-time equivalents. Our professional staff includes archaeologists, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. As of September 28, 2008, we had 304 employees represented by 44 labor organizations. We consider the relationships with our employees to be favorable. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

Executive Officers of the Registrant

      The following table shows the name, age and position as of November 10, 2008 of each of our executive officers:

Name	Age	Position

Dan L. Batrack	50	Chairman, Chief Executive Officer and President

Mr. Batrack joined our predecessor in 1980 and was named Chairman in January 2008. He was named Chief Executive Officer and a director in November 2005. He also serves as our President. Mr. Batrack has served in numerous capacities over the last 28 years, including project scientist, project manager, operations manager, senior vice president and president of an operating unit. He has managed complex programs for many small and Fortune 500 customers, both in the United States and internationally. Mr. Batrack holds a B.A. degree in Business Administration from the University of Washington.

David W. King	52	Executive Vice President, Chief Financial Officer and Treasurer

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

Name	Age	Position

William R. Brownlie	55	Senior Vice President and President of Environmental Consulting Services

Dr. Brownlie was named Senior Vice President and President of Environmental Consulting Services (formerly Environmental Engineering and Consulting) in December 2005. He joined our predecessor in 1981 and was named a Senior Vice President in December 1993. He has been a vice president since 1988. This past year, Dr. Brownlie also managed one of our water consulting business units. Previously, Dr. Brownlie managed various business units and programs focusing on water resources and environmental services, including work with USACE, the U.S. Air Force, Bureau of Reclamation and DOE. Dr. Brownlie is a registered Professional Engineer and has a strong technical background in water resources. He holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Donald I. Rogers, Jr.	64	Senior Vice President and President of Remediation and Construction Management

Mr. Rogers was named Senior Vice President and President of Remediation and Construction Management (formerly Remediation and Construction) in December 2005. He joined us in March 2003 in connection with our acquisition of Foster Wheeler Environmental Corporation, which is currently known as Tetra Tech EC, Inc. ("ECI"). Mr. Rogers joined ECI in December 1992 and currently serves as its President. He has nearly 35 years of experience in engineering and construction, including management responsibility for divisions performing environmental restoration and hazardous waste site remediation programs in 40 states and international locations. Mr. Rogers was previously Vice President of Enserch Development Corporation and Vice President of Ebasco Constructors. He earned a B.A. in Economics from the University of Bridgeport, an M.A. in Economics from the New School for Social Research, and an Advanced Executive M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Name	Age	Position

Douglas G. Smith	59	Senior Vice President and President of Engineering and Architecture Services

Mr. Smith was named Senior Vice President and President of Engineering and Architecture Services (formerly Civil Infrastructure) in November 2005. He has nearly 35 years of infrastructure industry experience focused on water infrastructure engineering. Mr. Smith joined us from MWH Global, Inc., where he was Senior Vice President of Strategic Planning. He spent the previous 24 years, from 1980 to 2004, at Black & Veatch, where he was promoted to President of the Europe Water Division. While at Black & Veatch, Mr. Smith focused on large program business development and acquisition integration. From 1976 to 1979, Mr. Smith was an adjunct professor of Civil Engineering at the University of Colorado, Boulder, and a director of Public Utilities for the City of Boulder. Mr. Smith holds a B.S. in Engineering from Kansas State University, an M.S. in Civil Engineering from the University of Colorado, and a J.D. from the University of Denver.

Ronald J. Chu	51	Senior Vice President and President of Technical Support Services

Mr. Chu was named Senior Vice President and President of Technical Support Services (formerly Technical Environmental Services) in June 2007. He has more than 13 years of experience with us and has served in various technical and management capacities, including project and program manager, office manager, regional manager, and most recently, chief operating officer for the Technical Environmental Services Group. Mr. Chu was named a Vice President in 2001. He began his career as a civil/sanitary engineer in 1981 and entered the environmental consulting field in 1984. His career has included management of major assessment, engineering and remediation programs for the DoD, the EPA, state and local agencies, and commercial clients. Mr. Chu is a registered professional engineer in several states and has authored numerous technical articles. He holds a B.S. in Civil Engineering from Northeastern University and an M.S. in Environmental Engineering from the University of Southern California.

Name	Age	Position

Richard A. Lemmon	49	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. In 1990, he was promoted to Director of Administration. Mr. Lemmon was elected as vice president in November 1995. He is responsible for insurance, human resources and facilities.

Steven M. Burdick	44	Senior Vice President, Corporate Controller

Mr. Burdick was named Senior Vice President and Corporate Controller in March 2007. He joined us in April 2003 as Vice President, Management Audit, and was named Vice President, Controller in January 2004. Previously, Mr. Burdick served as the Executive Vice President and Chief Financial Officer for Aura Systems, Inc. From 2000 through 2002 he was the Chief Financial Officer for TRW Ventures. Prior to this, Mr. Burdick held the position of Senior Manager with Ernst & Young LLP in Los Angeles. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Janis B. Salin	55	Vice President, General Counsel and Secretary

Ms. Salin joined us in February 2002 and was named Vice President and General Counsel in November 2002. She was elected Secretary in November 2003. For the prior 17 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie (which merged into Bingham McCutchen LLP in July 2003) and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Name	Age	Position

Craig L. Christensen	55	Vice President, Chief Information Officer

Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. ("NUS") subsidiary, and was named Vice President in November 2002. Mr. Christensen is responsible for our information services and technologies, including the implementation of our enterprise resource planning ("ERP") system and management of our shared service organization. Previously, Mr. Christensen held positions at NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.

Michael A. Bieber	40	Vice President, Corporate Development

Mr. Bieber joined us in 1996 and was named Vice President, Corporate Development in November 2005. He is responsible for driving strategic growth through the leadership of our mergers and acquisitions program. He has overseen our investor relations function since 2000. From 1996 to 2000, he was a proposal manager in our corporate marketing group. From 1994 to 1996, Mr. Bieber served as a strategic business development consultant to large defense, infrastructure, and environmental firms at CRC, Inc. and its successor. Prior to that, Mr. Bieber worked for IT Corporation (now The Shaw Group,  Inc.), where he served as project manager and engineer on government nuclear and petrochemical projects. Mr. Bieber holds a B.S. degree in Civil Engineering from the Tennessee Technological University.

Name	Age	Position

Leslie L. Shoemaker	51	Vice President, Strategic Initiatives

Dr. Shoemaker joined us in 1991 and was named Vice President, Strategic Initiatives in August 2007. She is responsible for our strategic planning, business development, and corporate communications functions. Dr. Shoemaker coordinates our corporate Initiatives Program, which supports companywide collaboration on key services in our major growth markets. She also leads the water resources modeling and systems development team and consults on the development of policy and programs for watershed management and sustainable communities. Dr. Shoemaker has more than 25 years of industry experience and has previously served in various technical and management capacities including project engineer, project manager, vice president, and technical practice leader. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Item 1A.   Risk Factors

      Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address

      General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities and could cause businesses to slow spending on services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate do not continue at the level experienced in fiscal 2008, our business, financial condition and results of operations may be materially and adversely affected.

Our annual revenue, expenses and operating results may fluctuate significantly

      Our annual revenue, expenses and operating results may fluctuate significantly because of numerous factors, including:

•
General economic or political conditions;

•
Unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•
Seasonality of the spending cycle of our public sector clients, notably the U.S. government, the spending patterns of our commercial sector clients, and weather conditions;

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

•
Threatened or pending litigation;

•
The impairment of goodwill or identifiable intangible assets; and

•
Changes in accounting rules.

      Variations in any of these factors could cause significant fluctuations in our operating results from period to period, result in a net loss, and could have a negative effect on our stock price.

Demand for our state and local government services is cyclical and vulnerable to economic downturns; if the economy weakens, then our revenues, profits and our financial condition may deteriorate

      Demand for our state and local government services is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy weakens, then our revenues, profits and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenues and earnings from business areas that may be adversely impacted by market conditions.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

      In fiscal 2008, we generated 61.1% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. We generated 43.3% of our revenue, net of subcontractor costs, in fiscal 2008 from the following agencies: 25.4% from the DoD, 8.0% from USAID and 9.9% from other U.S. federal agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

      The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:

•
Changes in and delays or cancellations of government programs, requirements or appropriations;

•
Budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

      Revenue under contracts with the DoD represented 25.4% of our revenue, net of subcontractor costs, in fiscal 2008, as noted above. In fiscal 2008, we experienced an increase in revenue for project management reconstruction and UXO services in Iraq compared to fiscal 2007. While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource U.S. federal government jobs to the private sector, these spending levels may not be sustainable, particularly with the Iraq-related work. For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide service. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenues

      When the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenues.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor

      We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS and DoD security regulations, as well as many other rules and regulations. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation.

Because we depend on federal, state and local governments for a significant portion of our revenue, our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits

      Government contracts are awarded through a regulated procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity ("IDIQ") contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Our government contracts may give the government the right to modify, delay, curtail or terminate our contracts at its convenience at any time prior to their completion and, if we do not replace these contracts, we may suffer a decline in revenues

      Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Any decision by a government client to modify, delay, curtail or terminate our contracts at their convenience may result in a decline in revenues.

Our failure to properly manage projects may result in additional costs or claims

      Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If we miscalculate the resources or time we need to complete a project with capped or fixed fees, or the resources or time we need to meet contractual milestones, our operating results could be adversely affected. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Prior to fiscal 2006, we experienced significant project cost overruns on the performance of fixed-price construction work, other than that associated with our U.S. federal government projects. Although we have implemented procedures intended to address these issues, no assurance can be given that we will not experience project management issues in the future.

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

Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits

      To prepare financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States, management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:

•
The application of the percentage-of-completion method of accounting and revenue recognition on contracts, changes orders and contract claims;

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract

      We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs.

      Accounting for a contract requires judgments relative to assessing the contract's estimated risks, revenue, costs and other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability

      Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process that is affected by a number of factors. These factors include market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required governmental approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

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

•
We are pursuing international acquisitions, which inherently pose more risk that domestic acquisitions;

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

•
Assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•
Record goodwill that will be subject to impairment testing and potential impairment charges;

•
Incur amortization expenses related to certain intangible assets;

•
Lose existing or potential contracts as a result of conflict of interest issues;

•
Incur large and immediate write-offs; or

•
Become subject to litigation.

      Finally, acquired companies that derive a significant portion of their revenue from the U.S. federal government and that do not follow the same cost accounting policies and billing practices that we follow may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and do not establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

      Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of September 28, 2008, our goodwill was $221.5 million and other intangible assets were $14.6 million. We are required to perform a goodwill and intangible asset impairment test for potential impairment at least on an annual basis. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as the interpretation of current economic indicators and market valuations. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

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

Adverse resolution of an Internal Revenue Service ("IRS") or other tax authority examination process may harm our financial results

      We are currently in the IRS appeals process for fiscal years 1997 through 2004, related to research and experimentation credits ("R&E Credits") and the accounting method for revenue recognition. We are also currently under examination by the California Franchise Tax Board ("FTB") for fiscal years 2001 through 2003. During the third quarter of fiscal 2008, we received a Notice of Proposed Assessment ("NOPA") from the FTB related to R&E Credits for fiscal 2001 through 2003. We have protested the position in the NOPA. One significant matter raised by the IRS and FTB relates to the R&E Credit that we claimed during the years under examination. The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable. Should the IRS and/or the FTB determine that the amount of R&E Credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts on the consolidated financial statements in the period in which the determination is made. This may have a material adverse effect on our financial results but no material impact on our cash flow. Another matter raised by the IRS relates to our tax accounting method for revenue recognition. While resolution of this matter may shift the timing of tax payments, as this is a temporary difference, there should be no material adverse impact on our financial results upon resolution of this issue.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

      Our backlog as of September 28, 2008 was $1.6 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

      During fiscal 2008, we generated 1.0% of our revenue, net of subcontractor costs, from international clients. The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk. Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act. For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts. Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

      We routinely enter into subcontracts and, occasionally, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project. Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily. If any of our business partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for our business partners' shortfall. If we are unable to adequately address our business partners' performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

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

      We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts or refuses to pay under a contract.

Changes in existing environmental laws, regulations and programs could reduce demand for our environmental services, which could cause our revenue to decline

      A significant amount of our resource management business is generated either directly or indirectly as a result of existing U.S. federal and state laws, regulations and programs related to pollution and environmental protection. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

      In fiscal 2008, we generated 37.9% of our revenue, net of subcontractor costs, from commercial clients. We rely upon the financial stability and creditworthiness of these clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected. Periodically, we have experienced bad debt losses.

Changes in capital markets could adversely affect our access to capital and negatively impact our business

      Our results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets or an inability to access our $300 million revolving credit facility. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers' willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance as well as impact certain issuers' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us. Our results could also be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.

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

Our industry is highly competitive and we may be unable to compete effectively

      Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion-dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and some have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in our industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. These competitive forces could force us to make price concessions or otherwise reduce prices for our services, thereby causing a material adverse effect on our business, financial condition and results of operations.

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

Our inability to obtain adequate bonding could have a material adverse effect on our future revenues and business prospects

      Many of our clients require bid bonds and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain U.S. federal or state contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs

      Certain of our contracts may require our employees travel to and work in high-risk countries that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we currently have employees working in Afghanistan and Iraq. As a result, we may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition

      Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. If we fail to meet these requirements or do not properly implement and comply with our safety program, there could be a material adverse effect on our business, operating results or financial condition.

We may be precluded from providing certain services due to conflict of interest issues

      Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. U.S. federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies, among other things, may prevent us from bidding for or performing government contracts resulting from or relating to certain work we have performed. In addition, services performed for a commercial or government client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. We have, on occasion, declined to bid on projects due to the conflict of interest issues.

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

If we do not successfully complete the implementation of our ERP system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

      In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management. During fiscal 2008, we converted several of our large operating units to our ERP system, and we plan to complete the conversion process in fiscal 2010. In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner. During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash. Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

      In addition, we rely on third-party software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operation.

Item 1B.    Unresolved Staff Comments

      None.

Item 2.       Properties

      Our corporate headquarters is located in Pasadena, California. This leased facility contains approximately 68,000 square feet of office space. Substantially all of our properties are leased in approximately 245 office locations in the United States. We own facilities located in Gloversville, New York; Casper, Wyoming; and Shreveport, Louisiana that are all used for operations. In total, our facilities contain approximately 2.3 million square feet of office space. Our significant lease agreements expire at various dates through 2015. We also lease a number of warehouse and laboratory spaces and rent additional office space on a month-to-month basis.

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

      In May 2003, Innovative Technologies Corporation ("ITC") filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. ("AMT") and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT. In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees. The court entered the judgment in January 2008. It also required AMT to post a $1 million bond which has been done. In July 2008, the Common Pleas Court of Montgomery County issued a decision in response to AMT's post-trial motions. AMT's motion for judgment notwithstanding the verdict was denied and AMT's motion for a new trial was conditionally denied. AMT's motion for remittitur was conditionally granted. The court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. If ITC chose not to accept the remittitur, the court would grant AMT's motion for new trial on damages. ITC filed a notice that it accepted the remittitur, and AMT timely filed a notice of appeal. The trial court has not ruled on ITC's motion for prejudgment interest or attorneys fees. Because the trial court made its post-trial decision a final appealable order, yet did not dispose of ITC's motion for attorneys fees or prejudgment interest, it does not appear that the court of appeals has jurisdiction. The parties filed motions with the court of appeals for clarification. In the meantime, and assuming the court of appeals dismisses the appeal for lack of jurisdiction, the Common Pleas Court will hold a hearing in early December 2008 on ITC's motion for attorneys' fees and prejudgment interest. We believe that a reasonably possible range of exposure is from $0 to approximately $13 million. As of September 28, 2008, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification to us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

      In July 2008, we, one of our subsidiaries, and a limited number of current and former employees and officers were served with a complaint that was filed by Sullivan International Group, Inc. ("SIG") in the Superior Court of the State of California in San Diego County. The complaint alleged, in part, that we breached the Small Business Administration ("SBA") mentor-protégé agreement we had entered into with SIG. The complaint contained additional allegations that were based, in part, upon SIG's interpretation of the SBA's mentor-protégé program regulations. As of August 27, 2008, we settled this matter with a deminimus payment to SIG, and SIG's complaint was dismissed with prejudice.

      On July 25, 2008, a domestic real estate investment trust (the "REIT") that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia. Subsequently, an amended complaint was filed. The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. The suit seeks as much as $21 million in damages (comprised of $7 million in damages, as well as Racketeer Influenced and Corrupt Organizations Act ("RICO") damages) plus interest and legal fees. Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously. On October 23, 2008, we filed cross and counter-claims against the REIT and our former employee and third-party claims against another entity and that entity's principal. Our claims allege that we were defrauded in connection with work we performed for the REIT and seek as much as $7.2 million in damages. We have been advised by counsel that based on their review to date, there are significant legal and factual defenses to the claim that we are liable for treble damages under the RICO statute. We have accrued as of September 28, 2008, our best estimate of a liability related to this matter. We do not expect the ultimate outcome to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

      None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 2,252 stockholders of record as of November 10, 2008. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal Year 2008
First quarter	$24.24	$20.03
Second quarter	22.07	13.89
Third quarter	27.38	18.94
Fourth quarter	30.15	20.38
Fiscal Year 2007
First quarter	$18.99	$16.70
Second quarter	19.44	16.50
Third quarter	23.40	18.51
Fourth quarter	23.64	18.44

      We have not paid any cash dividends since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future. Our credit agreement restricts the extent to which cash dividends may be declared or paid.

Stock-Based Compensation Plans

      Information regarding our stock-based compensation awards outstanding and available for future grants as of September 28, 2008 is presented in the "Notes to Consolidated Financial Statements" in Item 8.

Stock Purchases

      None.

Performance Graph

      The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Composite Index and our self-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 29, 2003, and that all dividends have been reinvested. No cash dividends have been declared on shares of our common stock. Our new self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; ICF International, Inc.; The Shaw Group, Inc.; and Stantec, Inc. We believe that the companies included in the Peer Group Index are among our primary competitors.

      The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TETRA TECH, INC.
NASDAQ COMPOSITE INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON SEPTEMBER 29, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 28, 2008

	2003	2004	2005	2006	2007	2008
Tetra Tech, Inc.	100.00	63.41	84.18	87.19	105.71	120.42
NASDAQ Composite Index	100.00	106.02	120.61	127.77	152.68	118.28
Old Peer Group	100.00	103.89	152.60	154.67	257.42	187.24
New Peer Group	100.00	114.18	234.64	245.05	532.59	346.66

      The performance graph above and related text are being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.    Selected Financial Data

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2008(1)(2)	September 30, 2007(2)(3)	October 1, 2006(2)	October 2, 2005	October 3, 2004(4)
Statements of Operations Data
Revenue	$2,145,254	$1,553,888	$1,414,704	$1,279,531	$1,288,998
Subcontractor costs	(899,709)	(540,973)	(456,063)	(368,629)	(341,517)

Revenue, net of subcontractor costs	1,245,545	1,012,915	958,641	910,902	947,481
Other contract costs	(991,358)	(812,270)	(776,768)	(758,554)	(791,560)

Gross profit	254,187	200,645	181,873	152,348	155,921
Selling, general and administrative expenses	(147,787)	(114,348)	(112,378)	(120,635)	(98,618)
Impairment of goodwill and other intangible assets(5)	—	—	—	(105,612)	—

Income (loss) from operations	106,400	86,297	69,495	(73,899)	57,303
Interest expense—net	(2,987)	(2,290)	(5,098)	(11,165)	(9,664)
Loss on retirement of debt	—	(4,226)	—	—	—

Income (loss) from continuing operations before income tax (expense) benefit	103,413	79,781	64,397	(85,064)	47,639
Income tax (expense) benefit	(42,507)	(33,437)	(27,933)	11,026	(19,532)

Income (loss) from continuing operations	60,906	46,344	36,464	(74,038)	28,107
Income (loss) from discontinued operations, net of tax(6)	—	9	140	(25,431)	(4,365)

Net income (loss)	$60,906	$46,353	$36,604	$(99,469)	$23,742

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$0.80	$0.64	$(1.30)	$0.50
Loss from discontinued operations, net of tax	—	—	—	(0.45)	(0.08)

Net income (loss)	$1.04	$0.80	$0.64	$(1.75)	$0.42

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.02	$0.79	$0.63	$(1.30)	$0.49
Loss from discontinued operations, net of tax	—	—	—	(0.45)	(0.08)

Net income (loss)	$1.02	$0.79	$0.63	$(1.75)	$0.41

Weighted-average common shares outstanding:
Basic	58,813	57,948	57,376	56,736	55,969

Diluted	59,632	58,553	57,892	56,736	57,288

Balance Sheet Data(7)
Working capital	$232,154	$194,375	$150,313	$121,614	$144,829
Total assets	1,056,545	847,487	701,679	648,135	808,507
Long-term obligations, excluding current portion	53,292	81,080	57,608	74,185	92,346
Stockholders' equity	511,514	415,703	354,803	304,616	397,500

(1)
Includes the results of operations and financial positions of ARD, Inc. (acquired October 1, 2007) and other acquisitions (acquired throughout fiscal 2008) from their respective acquisition dates.

(2)
Includes stock-based compensation expense of $8.3 million ($5.0 million, net of tax), $5.8 million ($3.5 million, net of tax) and $4.8 million ($4.3 million, net of tax) in fiscal 2008, 2007 and 2006, respectively, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

(3)
Includes the results of operations and financial positions of Delaney Group (acquired April 16, 2007) and other acquisitions (acquired throughout fiscal 2007) from their respective acquisition dates.

(4)
Includes the results of operations and financial positions of Advanced Management Technology, Inc. (acquired March 5, 2004) from its acquisition date.

(5)
Represents a non-cash goodwill impairment charge related to the infrastructure segment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(6)
Reflects tax expense of $0.1 million and tax benefit of $1.0 million, $16.1 million and $2.8 million, in fiscal 2007, 2006, 2005 and 2004, respectively.

(7)
Includes both continuing and discontinued operations as of the end of each reporting period.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leading provider of consulting, engineering, program management, construction and technical services focusing on resource management and infrastructure. We serve our clients by providing cost-effective and innovative solutions to fundamental needs for water, environmental and alternative energy services. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

      We derive our revenue from fees for professional, technical, project management and construction services. As primarily a service-based company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients. The following table presents the percentage of our revenue, net of subcontractor costs, by client sector:

	Fiscal Year
Client Sector	2008	2007	2006
Federal government	43.3%	43.9%	46.7%
State and local government	17.8	20.2	17.5
Commercial	37.9	35.0	35.1
International(1)	1.0	0.9	0.7

	100.0%	100.0%	100.0%

    (1)
    Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government and commercial clients is reported as part of our U.S. federal government and commercial client sectors, respectively.

      Prior to fiscal 2009, we managed our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning, international development and alternative energy. Our infrastructure segment provides engineering, systems integration, program management and construction management services for the development, upgrading, replacement and maintenance of infrastructure. Our communications segment provides engineering, permitting, site acquisition and construction management services. The following table presents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Fiscal Year
Reportable Segment	2008	2007	2006
Resource management	68.2%	63.1%	62.7%
Infrastructure	27.3	32.6	32.7
Communications	4.5	4.3	4.6

	100.0%	100.0%	100.0%

      Beginning in fiscal 2009, we have re-aligned our business into four reportable segments. We believe the revised reportable segments to be disclosed will provide enhanced data and analysis for our shareholders. For more information, see Note 15 (Reportable Segments) of the "Notes to Consolidated Financial Statements" included in Item 8.

      Our services are provided under three principal types of contracts: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue, net of subcontractor costs, by contract type:

	Fiscal Year
Contract Type	2008	2007	2006
Fixed-price	37.1%	33.2%	33.5%
Time-and-materials	42.3	45.6	43.0
Cost-plus	20.6	21.2	23.5

	100.0%	100.0%	100.0%

BUSINESS TREND ANALYSIS

       Management review of fiscal 2008 and outlook for the future.    Overall, we delivered strong financial results in fiscal 2008, which reflected a significant improvement compared to prior years. We continued to focus on long-term value creation through the execution of our growth strategy. We did so by investing in business development activities to grow our business organically and by making strategic acquisitions that have enhanced our service offerings and further expanded our geographical presence. In addition, we continued to implement and enforce project management policies and programs that focus on contract execution and risk management controls. Further, we focused on cost control and the strategic management of our portfolio of businesses. As a result, we achieved record highs on several key performance indicators in fiscal 2008:

•
We recorded the highest revenue in our history of $2.1 billion, up $591.4 million, or 38.1%, compared to the prior year. This growth was primarily driven by increased activity on our core water and environmental projects, international development projects associated with our ARD acquisition and Iraq-related and domestic work from the DoD, and alternative energy projects, predominantly wind energy.

•
We recorded the highest income from operations in our history of $106.4 million, up $20.1 million, or 23.3%, compared to the prior year. Our results for fiscal 2008 reflect higher profit margins and improved performance on large fixed-priced contracts.

•
We recorded the highest diluted earnings per share in our history of $1.02, up $0.23, or 29.1%, compared to the prior year, which primarily resulted from business growth, project management practices and overhead cost controls.

•
We recorded the highest funded backlog in our history of $1.6 billion, up $388.7 million, or 30.8%, compared to the prior year. We experienced strong backlog growth in our resource management segment, particularly related to wind, international development and environmental projects.

•
Our debt balance at the end of fiscal 2008 was the lowest amount in the last nine fiscal year-ends. The lower debt balance resulted from our generation of $68.4 million of cash flow from operations in fiscal 2008, one of the highest amounts in our history and up $21.7 million, or 46.5%, compared to the prior year.

      We anticipate that our business will grow at a modest rate as we continue to focus on organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our service offerings to address existing and emerging markets. Our forecast assumes the varied government stimulus packages aimed at jump-starting the economy and unfreezing the credit markets will be successful. Still, a period of considerable weakness in the economy should be expected even if government intervention succeeds. As such, we recognize that the current economic forces that have severely impacted both the domestic and international economies could affect our future work for the U.S. federal government, state and local governments, and commercial businesses, which constituted approximately 50%, 15% and 35% of our revenue in fiscal 2008, respectively.

       Federal Government.    In fiscal 2008, our U.S. federal government business experienced strong revenue growth of 34.6% compared to fiscal 2007. A majority of this growth was driven by acquisitive revenue, primarily from USAID projects associated with our ARD acquisition. The balance resulted primarily from the continuation of increased activity on our Iraq-related and domestic projects for the DoD. We anticipate that our U.S. federal government business will experience modest growth in fiscal 2009 compared to fiscal 2008 due primarily to our increased work with USAID, increased BRAC spending and water development projects related to Water Resources Development Act of 2007 and the USACE. However, due to the DoD's funding practices on projects in Iraq as well as the changing geopolitical landscape in Iraq and the United States, we believe our revenue from Iraq-related projects will decrease. While it has not occurred, some of our anticipated projects could be delayed or cancelled due to the diversion of U.S. federal government resources to the U.S. financial markets.

       State and Local Government.    In fiscal 2008, our state and local government business grew 10.0% compared to fiscal 2007, due primarily to CSO, geotechnical consulting and water infrastructure projects. This growth was primarily driven by acquisitions and was partially offset by the conclusion of a large fiber-to-the-premises project.

      Many state and local government agencies are facing increasingly challenging economic conditions, including budget deficits, declining tax revenues and difficult cost-cutting decisions. Simultaneously, states are facing major long-term infrastructure needs, including the maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. Since 2006, voters in several states have approved infrastructure bond measures, and many of those bonds have been sold or are in the process of being sold to provide the funding needed to advance critical projects. Additionally, new infrastructure bond measures and related tax proposals are being planned for ballots through 2010. The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services. As a result, some programs will generally occur despite budget pressures, and we anticipate that infrastructure projects, especially those focused on the need for demand-driven water resource requirements, will be initiated and funded in fiscal 2009. However, we expect that our state and local government business will decline slightly in fiscal 2009. We will remain vigilant in monitoring and evaluating state and local government budgets and will continue to assess any potential impact on our state and local government business, including the potential uncertainty of our clients' ability to sell their infrastructure bonds and/or fund their ongoing operating requirements due to the erratic nature of the current credit markets.

       Commercial.    In fiscal 2008, our commercial business experienced strong growth of 61.3% across all three segments compared to fiscal 2007. This growth was driven by increased demand for our wind and other alternative energy services and, to a lesser extent, increased activity on landfill development, environmental engineering, geotechnical consulting and telecommunications infrastructure projects. We anticipate that our commercial business will experience moderate growth in fiscal 2009 due to the continuing demand and strong backlog for wind and other alternative energy services that result, in part, from U.S. federal tax credits for alternative energy. We also anticipate some growth in the transmission requirements for renewable energy sources. However, we may experience project delays in the land development, mining and industrial sectors due to the uncertain economic environment.

ACQUISITIONS AND DIVESTITURES

       Acquisitions.    We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies. Once an opportunity is identified, we examine the effect an acquisition may have on our long-range business strategy and our results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service. As a result, we typically consummate a deal to acquire another business with a purchase price that results in the recognition of goodwill and other identifiable intangible assets.

      In the third quarter of fiscal 2007, we acquired (i) all of the outstanding shares of Delaney Construction Corporation, Delaney Crushed Stone Products, Inc. and Delaney Leasing Company, Inc., and (ii) all of the limited liability company interests of Delaney Properties, LLC (collectively, "DGI"), which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. This acquisition enables us to provide a wider range of service to our current and prospective wind energy clients, as DGI offers complementary capabilities and customer relationships. DGI is part of our resource management segment. In fiscal 2007, we also made other smaller acquisitions which were integrated into our infrastructure and resource management segments.

      In the first quarter of fiscal 2008, we acquired ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance challenges. ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition continues our international expansion as it increases our professional workforce by approximately 730 employees in new geographic areas and technical specialties around the world. ARD is part of our resource management segment. In fiscal 2008, we also made other smaller acquisitions that were integrated into our infrastructure and resource management segments. These acquisitions enhance our service offerings and expand our geographic reach.

      For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first 12 months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue.

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

      In fiscal 2006, we sold one operating unit in our resource management segment and one in our communications segment. Further, we ceased all revenue producing activities for an operating unit in our communications segment. Accordingly, these three operating units have been reported as discontinued operations for all reporting periods. In fiscal 2006, the discontinued operations generated $9.7 million of revenue. In fiscal 2007 and 2008, we did not have any discontinued operations. The following discussions generally reflect summary results from our continuing operations unless otherwise noted. However, the net income and net income per share discussions include the impact of discontinued operations.

RESULTS OF OPERATIONS

      Overall, our results for fiscal 2008 reflect a significant improvement as compared to fiscal 2007 due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographic presence. We continued to experience business growth from all client sectors and all reportable segments, particularly from international development projects associated with our ARD acquisition and Iraq-related and domestic work from the DoD, as well as wind and other alternative energy, wastewater treatment, landfill development, environmental engineering, geotechnical consulting and telecommunications infrastructure projects. Approximately half of our revenue growth was driven by acquisitive revenue from our ARD acquisition and, to a lesser extent, small strategic acquisitions.

Fiscal 2008 Compared to Fiscal 2007

Consolidated Results

	Fiscal Year Ended
			Change
	September 28, 2008	September 30, 2007
			$	%
	($ in thousands)

Revenue	$2,145,254	$1,553,888	$591,366	38.1%
Subcontractor costs	(899,709)	(540,973)	(358,736)	(66.3)

Revenue, net of subcontractor costs	1,245,545	1,012,915	232,630	23.0
Other contract costs	(991,358)	(812,270)	(179,088)	(22.0)

Gross profit	254,187	200,645	53,542	26.7
Selling, general and administrative expenses	(147,787)	(114,348)	(33,439)	(29.2)

Income from operations	106,400	86,297	20,103	23.3
Interest expense—net	(2,987)	(2,290)	(697)	(30.4)
Loss on retirement of debt	—	(4,226)	4,226	100.0

Income from continuing operations before income tax expense	103,413	79,781	23,632	29.6
Income tax expense	(42,507)	(33,437)	(9,070)	(27.1)

Income from continuing operations	60,906	46,344	14,562	31.4
Income from discontinued operation, net of tax	—	9	(9)	(100.0)

Net income	$60,906	$46,353	$14,553	31.4%

      The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.6)	(80.2)

Gross profit	20.4	19.8
Selling, general and administrative expenses	(11.9)	(11.3)

Income from operations	8.5	8.5
Interest expense—net	(0.2)	(0.2)
Loss on retirement of debt	—	(0.4)

Income from continuing operations before income tax expense	8.3	7.9
Income tax expense	(3.4)	(3.3)

Income from continuing operations	4.9	4.6
Income from discontinued operation, net of tax	—	—

Net income	4.9%	4.6%

      Revenue increased $591.4 million, or 38.1%, compared to fiscal 2007. We experienced broad-based growth in all client sectors and all reportable segments from organic and acquisitive revenue. Our U.S. federal government business continued to grow primarily as a result of the international development projects for USAID associated with our ARD acquisition, and increased workload on our Iraq-related and domestic projects for the DoD. This growth was partially offset by the completion of several large contracts in late fiscal 2007 with the DOE and NASA. Our state and local government business grew due to increased workload on our CSO projects and additional revenue from our strategic acquisitions. This growth was slightly offset by the conclusion of a large fiber-to-the-premises project. Our commercial business experienced strong growth due to increased demand for our wind and other alternative energy services, and to a lesser extent, wastewater treatment, landfill development, environmental engineering and telecommunications infrastructure projects.

      Revenue, net of subcontractor costs, increased $232.6 million, or 23.0%, compared to fiscal 2007 for the reasons described above. The growth rate for revenue, net of subcontractor costs, was lower than that for revenue due to our increased use of subcontractors, and in some cases, higher subcontracting requirements for certain U.S. federal government work, particularly our reconstruction and UXO projects in Iraq and our USAID projects. Further, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

      Other contract costs increased $179.1 million, or 22.0%, compared to fiscal 2007. On a percentage change basis, the increase substantially corresponded to the increase in revenue, net of subcontractor costs. Additionally, our direct non-labor costs, as a percentage of revenue, net of subcontractor costs, increased primarily due to construction and international development projects. The increase was partially mitigated by favorable contract adjustments due to effective contract execution and risk management as well as claim settlements.

      Gross profit increased $53.5 million, or 26.7%, compared to fiscal year 2007 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 20.4% and

19.8% in fiscal 2008 and 2007, respectively. The percentage increase resulted from higher-margin wind projects and improved performance on large fixed-priced contracts. This was partially offset by lower profit margins on the procurement of materials and supplies for construction and international development projects.

      Selling, general and administrative ("SG&A") expenses increased $33.4 million, or 29.2%, compared to fiscal 2007. The increase resulted from supporting the growth of our business, our investment in marketing and business development efforts and an increase in employee profit-sharing compensation. To a lesser extent, we recognized additional SG&A expenses related to our new acquisitions and resolution of certain litigation claims. For fiscal 2007, our SG&A expenses were reduced by $5.7 million as a result of a favorable reversal on an outstanding litigation liability.

      Net interest expense increased $0.7 million, or 30.4%, compared to fiscal 2007. The increase resulted from lower interest income from short-term cash investments, partially offset by lower interest expense on our debt due to lower interest rates.

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

      Income tax expense increased $9.1 million, or 27.1%, compared to fiscal 2007, primarily due to an increase in pre-tax income. Our effective tax rate was 41.1% and 41.9% for fiscal 2008 and 2007, respectively.

Results of Operations by Reportable Segment

Resource Management

	Fiscal Year Ended
			Change
	September 28, 2008	September 30, 2007
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$849,039	$638,890	$210,149	32.9%
Other contract costs	(673,399)	(510,941)	(162,458)	(31.8)

Gross profit	$175,640	$127,949	$47,691	37.3%

      The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.3)	(80.0)

Gross profit	20.7%	20.0%

      Revenue, net of subcontractor costs, increased $210.1 million, or 32.9%, compared to fiscal 2007. Our resource management segment experienced strong growth across all of its client sectors from organic and acquisitive revenue. In our U.S. federal government business, the growth was driven by international development projects for USAID associated with our ARD acquisition and, to a lesser extent, increased activity on Iraq-related and domestic projects for the DoD. Our state and local government business grew as a result of our strategic acquisitions. Our commercial business experienced strong growth due to increased demand for our alternative energy services, including wind farm projects, as well as wastewater treatment, landfill development, environmental engineering and geotechnical services.

      Other contract costs increased $162.5 million, or 31.8%, compared to fiscal 2007. On a percentage change basis, the cost increase substantially corresponded to the increase in revenue, net of subcontractor costs. Further, our direct non-labor costs, as a percentage of revenue, net of subcontractor costs, increased primarily as a result of construction and international development projects. The increase was partially mitigated by favorable contract adjustments due to effective contract execution and risk management, as well as claim settlements. We also recognized a gain related to project equipment disposals following the close-out of certain contracts.

      Gross profit increased $47.7 million, or 37.3%, compared to fiscal 2007 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 20.7% and 20.0% in fiscal 2008 and 2007, respectively. The percentage increase reflected our higher-margin wind projects and improved performance on large fixed-priced contracts. However, this was largely offset by lower profit margins on the procurement of materials and supplies for some construction and international development projects.

Infrastructure

	Fiscal Year Ended
			Change
	September 28, 2008	September 30, 2007
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$340,683	$330,061	$10,622	3.2%
Other contract costs	(277,711)	(266,562)	(11,149)	(4.2)

Gross profit	$62,972	$63,499	$(527)	(0.8)%

      The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(81.5)	(80.8)

Gross profit	18.5%	19.2%

      Revenue, net of subcontractor costs, increased $10.6 million, or 3.2%, compared to fiscal 2007. This growth was driven by increased workload on our civil infrastructure projects from commercial clients. However, the growth was partially offset by reduced activity on school design and land redevelopment projects caused by the slowdown in the housing market, as well as the completion of a large NASA project at the end of fiscal 2007.

      Other contract costs increased $11.1 million, or 4.2%, compared to fiscal 2007. For the most part, the cost increase supported the growth in revenue, net of subcontractor costs. However, as a percentage of revenue, net of subcontractor costs, other contract costs were 81.5% and 80.8% in fiscal 2008 and 2007, respectively. Our costs increased at a higher rate than our revenue due to the fixed costs that remained in certain business areas such as school design and land redevelopment, which experienced revenue decline due to the slowdown in the housing market.

      Gross profit decreased $0.5 million, or 0.8%, compared to fiscal 2007 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 18.5% and 19.2% in fiscal 2008 and 2007, respectively. This decrease, as noted above, was mitigated by the completion of the low-margin NASA project.

Communications

	Fiscal Year Ended
			Change
	September 28, 2008	September 30, 2007
			$	%
	($ in thousands)

Revenue, net of subcontractor costs	$55,823	$43,964	$11,859	27.0%
Other contract costs	(40,248)	(34,767)	(5,481)	(15.8)

Gross profit	$15,575	$9,197	$6,378	69.3%

      The following table presents the percentage relationship of certain items to our revenue, net of subcontractor costs:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(72.1)	(79.1)

Gross profit	27.9%	20.9%

      Revenue, net of subcontractor costs, increased $11.9 million, or 27.0%, compared fiscal 2007 due to increased demand for our telecommunications services from commercial clients. This increase was partially offset by the conclusion of a large fiber-to-the-premises project in the second quarter of this fiscal year.

      Other contract costs increased $5.5 million, or 15.8%, compared fiscal 2007. The increase resulted from the incurrence of additional costs to support our revenue growth. As a percentage of revenue, net of subcontractor costs, other contract costs were 72.1% and 79.1% in fiscal 2008 and 2007, respectively. Due to improvements in our contract execution and our containment of overhead costs, other contract costs declined as a percentage of revenue, net of subcontractor costs.

      Gross profit increased $6.4 million, or 69.3%, compared to fiscal 2007. This increase was due primarily to business growth. As a percentage of revenue, net of subcontractor costs, gross profit was 27.9% and 20.9% in fiscal 2008 and 2007, respectively. The percentage increase resulted from improvements in our contract execution and the containment of business support services costs, together with increased self-performance under a large telecommunications infrastructure project.

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

      Our revenue increased $139.2 million, or 9.8%, compared to fiscal 2006. We experienced broad-based growth from organic and acquisitive revenue in all client sectors. Our U.S. federal government business continued to grow primarily as a result of increased activity on our Iraq and domestic projects with the DoD, and procurement activity under a NASA contract. This growth was, in large part, offset by the completion of certain large contracts with the EPA, DOE and other U.S. federal government clients. We experienced strong revenue growth in our state and local government business due primarily to increased funding and project execution activity under a few large water and infrastructure contracts. Revenue growth from our commercial clients was driven primarily by work related to alternative energy and, to a lesser extent, geotechnical consulting. Our fiscal 2007 acquisitions also contributed to our overall revenue growth.

      Our revenue, net of subcontractor costs, increased $54.3 million, or 5.7%, compared to fiscal 2006 for the reasons described above. The growth rate did not keep pace with our revenue growth due to higher subcontracting requirements for certain U.S. federal government work, particularly our reconstruction and UXO projects in Iraq. Further, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements. In fiscal 2007, we also experienced higher subcontracting requirements from our state and local government clients, particularly under a large program management contract.

      Our other contract costs increased $35.5 million, or 4.6%, compared to fiscal 2006. The increase resulted primarily from costs associated with our fiscal 2007 acquisitions and the support of organic revenue growth. The increase was partially offset by cost reductions that resulted from our continuing emphasis on enhancing project performance, overhead cost control and contract risk management. As a percentage of revenue, net of subcontractor costs, other contract costs decreased to 80.2% in fiscal 2007 compared to 81.0% in fiscal 2006. The percentage decrease resulted from the higher subcontracting requirements and the corresponding decrease in self-performed work associated with our federal, state and local government projects, as described above.

      Our gross profit increased $18.8 million, or 10.3%, compared to fiscal 2006. The increase was driven by our business growth and the aforementioned contract cost reductions. As a percentage of revenue, net of subcontractor costs, gross profit improved to 19.8% in fiscal 2007 compared to 19.0% in fiscal 2006.

      Our SG&A expenses increased $2.0 million, or 1.8%, compared to fiscal 2006. The increase resulted from the growth of our business and our investment in marketing and business development efforts. Further, we incurred additional costs as we pursued complementary acquisitions, integrated acquired companies and implemented our ERP system. In fiscal 2007, our SG&A expenses reflected the reversal of $5.7 million of litigation liabilities. In fiscal 2006, we recognized a one-time stock-based compensation charge of $2.3 million that resulted from our review of stock option granting practices. As a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.3% and 11.7% in fiscal 2007 and 2006, respectively.

      Our net interest expense decreased $2.8 million, or 55.1%, compared to fiscal 2006. In large part, the decrease was driven by lower average debt borrowings and a lower interest rate on our debt compared to fiscal 2006. Borrowings under our credit facility and indebtedness under our senior secured notes averaged $55.1 million at a weighted-average interest rate of 6.9% per annum in fiscal 2007, compared to $85.2 million at a weighted-average interest rate of 7.6% per annum in fiscal 2006. The lower interest rate resulted primarily from the amendment of our credit facility terms and the retirement of our senior secured notes in fiscal 2007.

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

      Our income tax expense increased $5.5 million, or 19.7%, compared to fiscal 2006 due to higher pre-tax income. Our effective tax rate was 41.9% in fiscal 2007 compared to 43.4% in fiscal 2006.

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

      Our revenue, net of subcontractor costs, increased $37.8 million, or 6.3%, compared to fiscal 2006. This growth was driven in large part by increased activity on projects related to alternative energy and, to a lesser extent, geotechnical consulting services associated with our fiscal 2007 acquisitions. We also experienced organic growth in our state and local government business due to increased funding for a few large water and infrastructure projects. To a lesser extent, we experienced organic growth in our commercial business due to increased utility licensing, site assessment, and remediation and environmental projects. The growth was partially offset by the overall decline in U.S. federal government work in fiscal 2007. Although our work with the DoD increased as a result of our reconstruction and UXO projects in Iraq, our work with the DOE and the EPA declined due to the completion of a few large contracts and reduced funding, respectively.

      Our other contract costs increased $22.9 million, or 4.7%, compared to fiscal 2006. For the most part, the increase tracked our increase in revenue, net of subcontractor costs. However, the increase was partially mitigated by cost reductions related to contract performance and overhead efficiency. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 81.2% in fiscal 2007 and 2006, respectively. The percentage decrease resulted from the higher subcontracting requirements, and corresponding decrease in self-performed work, associated with our federal, state and local government clients, as described above.

      Our gross profit increased $14.9 million, or 13.2%, compared to fiscal 2006 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit increased to 20.0% in fiscal 2007 compared to 18.8% in fiscal 2006.

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

      Our revenue, net of subcontractor costs, increased $16.2 million, or 5.2%, compared to fiscal 2006. The increase resulted primarily from revenue growth in our U.S. federal government business, particularly on DoD projects and procurement activity under a NASA contract. We also experienced revenue growth with our commercial and international clients compared to fiscal 2006.

      Our other contract costs increased $13.1 million, or 5.2%, compared to fiscal 2006. The increase was consistent with our revenue growth as we continued to focus on contract performance and risk management. As a percentage of revenue, net of subcontractor costs, other contract costs were 80.8% for both fiscal 2007 and 2006.

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

      Our revenue, net of subcontractor costs, increased $0.3 million, or 0.6%, compared to fiscal 2006. We experienced strong revenue growth from our state and local government clients due to increased funding for a large fiber-to-the-premises project. This growth was offset by the completion of a large project with a commercial client in fiscal 2007.

      Our other contract costs decreased $0.5 million, or 1.4%, compared to fiscal 2006. The decrease resulted from improved contract execution and more profitable projects, which resulted in lower costs relative to revenue. As a percentage of revenue, net of subcontractor costs, other contract costs were 79.1% and 80.7% in fiscal 2007 and 2006, respectively.

      Our gross profit increased $0.8 million, or 9.0%, compared to fiscal 2006 for the reasons described above. As a percentage of revenue, net of subcontractor costs, gross profit was 20.9% and 19.3% in fiscal 2007 and 2006, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

       Capital Requirements.    Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our capital requirements for the next 12 months.

       Working Capital.    As of September 28, 2008, our working capital increased $37.8 million, or 19.4%, compared to last fiscal year-end due primarily to our business growth. Our cash and cash equivalents decreased $25.8 million, or 33.7%, compared to last fiscal year-end. The decrease resulted from payments for business acquisitions, debt (net of borrowings) and capital expenditures. This decrease was partially offset by operating cash and net proceeds from issuance of common stock. Our net accounts receivable increased $188.5 million, or 43.1%, compared to last fiscal year-end. Our accounts payable increased $68.7 million, or 44.5% compared to last fiscal year-end. The increases in our accounts receivable and payable balances were driven primarily by our organic revenue growth and our ARD acquisition. Our billings in excess of costs on uncompleted contracts increased $45.2 million, or 81.9%, compared to last fiscal year-end due primarily to favorable contract payment terms.

       Operating Activities.    For fiscal 2008, our net cash provided by operating activities was $68.4 million, up $21.7 million, or 46.5%, compared to fiscal 2007. The increase was driven primarily by higher net income and non-cash depreciation and amortization, partially offset by an increase in working capital.

       Investing Activities.    For fiscal 2008, our net cash used in investing activities was $89.8 million, up $50.1 million, or 126.4%, compared to fiscal 2007. The increase resulted from our strategic acquisitions in fiscal 2008, including ARD, and, to a lesser extent, higher capital expenditures. Our capital expenditures were $17.8 million, up $4.6 million, or 35.2%, compared to fiscal 2007. The increase resulted primarily from the replacement of obsolete equipment, new equipment required for project execution and, to a lesser extent, capital costs associated with our ERP system.

       Financing Activities.    For fiscal 2008, our net cash used in financing activities was $4.4 million, down $8.8 million, or 199.6%, compared to $4.4 million net cash provided by financing activities for fiscal 2007. Our payments on debt, net of borrowings, were higher in fiscal 2008 than in fiscal 2007. These cash payments were partially offset by an increase in cash proceeds from our issuance of common stock.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, we present consolidated statements of cash flows that combine total cash flows for both continuing and discontinued operations. For fiscal 2008, net cash of $68.4 million was provided by operations, which was substantially from our continuing operations. We expect the absence of cash flows from operating activities for the discontinued operations to have no material impact on our future liquidity and capital resources. The future cash flows to be provided by investing activities related to collections on notes receivable associated with discontinued operations is $6.2 million for fiscal 2009 through fiscal 2013.

       Debt Financing.    In March 2007, we entered into an amended and restated credit agreement. Under the credit agreement, our revolving credit facility ("Facility") was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012. As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the facility. Other than the increased capacity under the Facility and improved pricing rate structure, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility. In May 2008, we entered into an amendment to the credit agreement solely to provide additional flexibility with respect to potential future acquisitions. There was no change in the overall size of the Facility. As of September 28, 2008, we had $45.0 million in outstanding borrowings under the Facility and standby letters of credit under the Facility totaled $30.3 million.

      The credit agreement requires us to comply with various financial and operating covenants. Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA")) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. As of September 28, 2008, our consolidated leverage ratio was 0.69x, and our fixed charge coverage ratio was 2.61x. Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of September 28, 2008, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

       Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin. However, the current weak general economic conditions may impact our client base, our clients' creditworthiness and our ability to collect cash to meet our operating needs.

       Tax Claims.    We are currently under examination by the IRS for fiscal years 1997 through 2004 and the FTB for fiscal years 2001 through 2003 related to R&E Credits. In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses. In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method. At the time the refund claims were filed, we were under examination by the IRS for those years. The claimed refunds are being held pending completion of the IRS examination. The estimated realizable refunds have been classified as non-current income taxes receivable on our consolidated balance sheets. We are currently in the IRS appeals process related to the R&E Credits and the accounting method for revenue recognition for fiscal years 1997 through 2004. During the third quarter of fiscal year 2008, we received a NOPA from the FTB related to R&E Credits for fiscal 2001 through 2003. We have protested the position in the NOPA. If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our cash flow in future periods. However, if the resolution is favorable, the change in unrecognized tax benefits could be significant, and we could receive a significant cash refund.

       Contractual Obligations.    The following sets forth our contractual obligations as of September 28, 2008:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility(1)	$45,000	$—	$—	$45,000	$—
Other debt(1)	9,657	3,231	6,348	78	—
Interest on debt obligation(2)	8,745	2,708	4,947	1,090	—
Capital lease(3)	2,964	832	1,392	608	132
Operating lease	84,838	29,618	33,289	16,534	5,397
Unrecognized tax benefits(4)	23,735	—	—	—	23,735

Total	$174,939	$36,389	$45,976	$63,310	$29,264

(1)
Includes short-term portion and assumes the balance outstanding under our credit facility is repaid on the maturity date.
(2)
Interest related to credit facility is based on a weighted average interest rate as of September 28, 2008, borrowings that are presently outstanding and the timing of payments indicated in the above table.
(3)
Includes short-term portion and imputed interest.
(4)
Unrecognized tax benefits related to uncertain tax positions recorded under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which we adopted on October 1, 2007. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For more information, see Note 7 (Income Taxes) of the "Notes to Consolidated Financial Statements" included in Item 8.

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with GAAP in the United States. The preparation of these financial statements required us to make assumptions and estimates about future events and to apply judgments that affected the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We based our assumptions, estimates and judgments on historical experience, current trends and other factors that management believed to be relevant at the time our consolidated financial statements were prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented in accordance with GAAP in the United States. However, because future events and their effects cannot be determined with certainty, actual results may differ from our assumptions and estimates, and such differences may be material.

      Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements" included in Item 8. Highlighted below are the accounting policies that management considers significant to understanding the operations of our business.

Revenue Recognition and Contract Costs

      We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is probable. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. We recognize revenue for most of our contracts using the percentage-of-completion method based on contract costs incurred compared to total estimated contract costs. This method of revenue recognition requires us to prepare estimates to cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor productivity, the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, are recognized in full in the period in which they are determined.

      In the ordinary course of business, and at a minimum on a quarterly basis, we prepare updated estimates of our total forecasted contract revenue, costs and profit or loss. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, including unapproved change orders and claims, is reflected in the accounting period in which the facts that caused the revision become evident. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract.

      Our revenues are derived primarily from fee-based professional and technical services under three major types of contracts: fixed-price, time-and-materials and cost-plus. Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential financial returns. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions.

      Revenue for cost reimbursable contracts is recorded as costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts that are subject to the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"), we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For time-and-material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts. For long-term contracts that are specifically described in the scope section of SOP 81-1 or other appropriate accounting literature, we apply the percentage-of-completion method. Within the overall context of the three major types of contracts discussed above, many of our contracts are service contracts (i.e., providing operations and maintenance services and a variety of technical assistance services). Our service contracts are accounted for on the proportional performance method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

      In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP in the United States, are included in our revenue when it is our responsibility to procure or manage these activities under a contract. The grants are reported as part of our subcontractor costs on our consolidated statement of income. Because subcontractor services can change significantly from project to project and period to period, changes in revenue may not be indicative of our business trends. Accordingly, we also report revenue, net of subcontractor costs.

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

      Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Claim costs are recognized when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

      We have contracts with the U.S. government that contain provisions requiring compliance with FAR and CAS. These regulations are generally applicable to all of our U.S. federal government contracts and are partially or fully incorporated in many state and local government agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to FAR. Cost-plus contracts covered by FAR and certain state and local agencies provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our U.S. federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination. U.S. federal government contracts are subject to FAR, and some state and local government agencies require audits, which are performed primarily by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may disallow certain incurred costs if it determines that we have improperly accounted for such costs in a manner inconsistent with the requirements of FAR and CAS. Historically, we have not had any material disallowed costs as a result of such audits. However, we can provide no assurance that DCAA audits will not result in material disallowances of incurred costs in the future.

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

      In accordance with SFAS No. 5, Accounting for Contingencies, we record in our consolidated balance sheets amounts representing our estimated liability for claims and litigation. We utilize actuarial analyses to assist in determining the level of reserves to establish for both claims that are known and have been asserted against us, as well as for claims that are believed to have been incurred based on actuarial analysis but have not yet been reported to our claims administrators as of the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations. Except as described below, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigations or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Goodwill

      SFAS No. 142, Goodwill and Other Intangible Assets, requires that we test our goodwill, at least annually, for potential impairment. Accordingly, we completed our annual testing of goodwill for impairment as of June 30, 2008 (i.e., the first day of our fiscal fourth quarter) which indicated that we had no impairment of goodwill. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The process of testing goodwill for impairment involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

      We utilize two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach, or approaches, is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise. The Market Approach is comprised of the guideline company and the similar transactions methods.

The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our fiscal 2008 and fiscal 2007 annual impairment tests, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

Stock-Based Compensation

      On October 3, 2005 we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended October 1, 2006, included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated.

Income Taxes

      We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states and jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies.

      On October 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"), and did not record any cumulative effect adjustment to retained earnings as a result of this adoption. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, which defers the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued Staff Position ("FSP") No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active. The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption. We do not believe that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our fiscal years beginning September 29, 2008. We do not believe that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction cost and to reflect the fair value of contingent purchase price adjustment at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010. For any acquisitions completed after our fiscal 2009, we expect SFAS 141R will have an impact on our consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010. We do not believe that the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

      In December 2007, Emerging Issues Task Force ("EITF") 07-01, Accounting for Collaborative Arrangements ("EITF 07-01"), was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations. We do not believe that the adoption of EITF 07-01 will have a material effect on our consolidated financial statements.

      In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the effect of FSP 142-3 on our consolidated financial statements.

      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements. This recognizes the preparers' responsibilities for selecting the accounting principles for their financial statements. We do not believe that the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

      In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1, which is applied retrospectively, is effective for us in fiscal 2010. We are currently assessing the effect of EITF 03-6-1 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      We currently utilize no derivative financial instruments that expose us to significant market risk. We are exposed to interest rate risk under our credit agreement. We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank's reference rate) plus a margin which ranges from 0.0% to 1.25% per annum; or (b) a eurodollar rate plus a margin that ranges from 1.0% to 2.25% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 30, 2012, or earlier at our discretion upon payment in full of loans and other obligations.

      In the next 12 months, we anticipate repaying $3.9 million of our outstanding indebtedness of which $2.3 million relates to the guaranteed earn-out payment associated with the DGI acquisition and $1.6 million relates to other debt. Assuming we do repay the remaining $1.6 million ratably during the next 12 months and hold $45.0 million in borrowings under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.5 million when our average interest rate increases or decreases by 1.0% per annum. There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 8.    Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries as of September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of October 1, 2007.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 18, 2008

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	September 28, 2008	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,902	$76,741
Accounts receivable—net	625,786	437,315
Prepaid expenses and other current assets	36,774	28,496
Income tax receivable	4,275	—
Deferred income taxes	2,316	—
Current assets of discontinued operations	—	304

Total current assets	720,053	542,856

PROPERTY AND EQUIPMENT:
Land and buildings	7,588	6,630
Equipment, furniture and fixtures	112,780	100,391
Leasehold improvements	10,804	10,738

Total	131,172	117,759
Accumulated depreciation and amortization	(69,784)	(63,382)

PROPERTY AND EQUIPMENT—NET	61,388	54,377

DEFERRED INCOME TAXES	6,498	12,342
INCOME TAXES RECEIVABLE	14,953	33,800
GOODWILL	221,545	180,952
INTANGIBLE ASSETS—NET	14,609	5,166
OTHER ASSETS	15,081	15,576
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$1,056,545	$847,487

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$223,304	$154,560
Accrued compensation	101,699	78,029
Billings in excess of costs on uncompleted contracts	100,336	55,172
Deferred income taxes	—	13,035
Income taxes payable	—	1,576
Current portion of long-term obligations	3,926	3,304
Other current liabilities	58,634	42,805

Total current liabilities	487,899	348,481

LONG-TERM OBLIGATIONS	53,292	81,080
OTHER LONG-TERM LIABILITIES	3,840	2,223
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of September 28, 2008 and September 30, 2007	—	—
Common stock—Authorized, 85,000 shares of $0.01 par value; issued and outstanding, 59,875 and 58,387 shares as of September 28, 2008 and September 30, 2007, respectively	599	584
Additional paid-in capital	314,860	280,022
Accumulated other comprehensive income (loss)	15	(37)
Retained earnings	196,040	135,134

TOTAL STOCKHOLDERS' EQUITY	511,514	415,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,056,545	$847,487

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006

Revenue	$2,145,254	$1,553,888	$1,414,704
Subcontractor costs	(899,709)	(540,973)	(456,063)

Revenue, net of subcontractor costs	1,245,545	1,012,915	958,641
Other contract costs	(991,358)	(812,270)	(776,768)

Gross profit	254,187	200,645	181,873
Selling, general and administrative expenses	(147,787)	(114,348)	(112,378)

Income from operations	106,400	86,297	69,495
Interest income	2,029	2,984	3,144
Interest expense	(5,016)	(5,274)	(8,242)
Loss on retirement of debt	—	(4,226)	—

Income from continuing operations before income tax expense	103,413	79,781	64,397
Income tax expense	(42,507)	(33,437)	(27,933)

Income from continuing operations	60,906	46,344	36,464
Income from discontinued operations, net of tax	—	9	140

Net income	$60,906	$46,353	$36,604

Earnings per share:
Basic	$1.04	$0.80	$0.64

Diluted	$1.02	$0.79	$0.63

Weighted-average common shares outstanding:
Basic	58,813	57,948	57,376

Diluted	59,632	58,553	57,892

See accompanying Notes to Consolidated Financial Statements.

 TETRA TECH, INC.
Consolidated Statements of Stockholders' Equity
Fiscal Years Ended October 1, 2006, September 30, 2007 and September 28, 2008
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings
	Shares	Amount				Total

BALANCE AS OF OCTOBER 2, 2005	57,048	$570	$251,112	$757	$52,177	$304,616
Comprehensive income:
Net income					36,604	36,604
Foreign currency translation adjustment				(1)		(1)
Reclassification of foreign currency translation gain realized upon liquidation of discontinued operations				(755)		(755)

Comprehensive income						35,848

Stock-based compensation			6,563			6,563
Stock options exercised	435	5	4,629			4,634
Shares issued for Employee Stock Purchase Plan	193	2	2,327			2,329
Tax benefit for stock options			813			813

BALANCE AS OF OCTOBER 1, 2006	57,676	577	265,444	1	88,781	354,803
Comprehensive income:
Net income					46,353	46,353
Foreign currency translation adjustment				(38)		(38)

Comprehensive income						46,315

Stock-based compensation			5,763			5,763
Stock options exercised	711	7	7,546			7,553
Tax benefit for stock options			1,269			1,269

BALANCE AS OF SEPTEMBER 30, 2007	58,387	584	280,022	(37)	135,134	415,703
Comprehensive income:
Net income					60,906	60,906
Foreign currency translation adjustment				52		52

Comprehensive income						60,958

Stock-based compensation			8,296			8,296
Stock options exercised	1,342	14	20,485			20,499
Shares issued for Employee Stock Purchase Plan	146	1	2,625			2,626
Tax benefit for stock options			3,432			3,432

BALANCE AS OF SEPTEMBER 28, 2008	59,875	$599	$314,860	$15	$196,040	$511,514

See accompanying Notes to Consolidated Financial Statements.

 TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,906	$46,353	$36,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,639	13,723	12,696
Stock-based compensation	8,296	5,763	6,563
Excess tax benefits from stock-based compensation	(1,663)	(491)	(348)
Deferred income taxes	10,662	(1,785)	6,434
Write-off of unamortized debt financing costs	—	1,069	—
Provision for losses on contracts and related receivables	6,571	3,581	1,057
Gain on sale of discontinued operations	—	(414)	(2,061)
Gain on disposal of property and equipment	(1,220)	(732)	(307)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(156,139)	(85,611)	(27,888)
Prepaid expenses and other assets	(9,377)	(6,110)	264
Accounts payable	58,401	44,813	9,849
Accrued compensation	19,440	10,416	15,747
Billings in excess of costs on uncompleted contracts	42,110	6,226	(7,266)
Other liabilities	19,219	1,969	(3,958)
Income taxes receivable/payable	(7,465)	7,906	9,644

Net cash provided by operating activities	68,380	46,676	57,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,768)	(13,141)	(11,546)
Payments for business acquisitions, net of cash acquired	(77,771)	(31,343)	(1,995)
Proceeds from sale of discontinued operations	3,614	3,901	5,184
Proceeds from sale of property and equipment	2,089	896	636

Net cash used in investing activities	(89,836)	(39,687)	(7,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(41,713)	(130,677)	(28,173)
Proceeds from borrowings under long-term obligations	15,000	128,000	10,000
Payment of deferred financing fees	—	(1,032)	—
Excess tax benefits from stock-based compensation	1,663	491	348
Net proceeds from issuance of common stock	20,667	7,617	7,008

Net cash (used in) provided by financing activities	(4,383)	4,399	(10,817)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,839)	11,388	38,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,741	65,353	26,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,902	$76,741	$65,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,977	$6,564	$8,417
Income taxes, net of refunds received	$34,228	$27,852	$11,979

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

      Tetra Tech, Inc. and its wholly owned subsidiaries ("we," "us" or "our") is a leading provider of consulting, engineering, program management, construction and technical services focusing on resource management and infrastructure. We serve our clients by providing cost-effective and innovative solutions to fundamental needs for water, environmental and alternative energy services. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

2. Summary of Significant Accounting Policies

       Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts. Inter-company transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

       Fiscal Year.    We report results of operations based on 52 or 53-week periods ending near September 30 of each year. Fiscal years 2008, 2007 and 2006 each contained 52 weeks.

       Use of Estimates.    The preparation of financial statements in conformity with GAAP in the United States requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts in our consolidated balance sheets and statements of income as well as related disclosures during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that was available at that time. Changes in facts and circumstances may cause us to revise our estimates.

       Revenue Recognition and Contract Cost.    We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is probable. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met. We recognize revenue for most of our contracts using the percentage-of-completion method based on contract costs incurred compared to total estimated contract costs. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule, the cost of materials and labor productivity, and the impact of change orders, liability claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in full in the period in which they are determined.

      In the ordinary course of business, and at a minimum on a quarterly basis, we prepare updated estimates of our total forecasted contract revenue, costs and profit or loss. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, including unapproved change orders and claims, is reflected in the accounting period in which the facts that caused the revision become evident. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract.

      Our revenues are derived primarily from fee-based professional and technical services under three major types of contracts: fixed-price, time-and-materials and cost-plus. Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present us with the highest level of financial and performance risk, but often also provide the highest potential

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

financial returns. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates. Cost-plus contracts present us with lower risk, but generally provide lower returns and often include more onerous terms and conditions.

      Revenue for cost-reimbursable contracts is recorded as costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts that are subject to the provisions of SOP 81-1, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For time-and-material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered, or by other methods to measure services provided. Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts. For long-term contracts that are specifically described in the scope section of SOP 81-1 or other appropriate accounting literature, we apply the percentage-of-completion method. Within the overall context of the three major types of contracts discussed above, many of our contracts are service contracts (i.e., providing operations and maintenance services and a variety of technical assistance services). Our service contracts are accounted for on the proportional performance method, under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

      In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP in the United States, are included in our revenue when it is our responsibility to procure and manage these activities under a contract. The grants are reported as part of our subcontractor costs on our consolidated statement of income. Because subcontractor services can change significantly from project to project and period to period, changes in revenue may not be indicative of our business trends. Accordingly, we also report revenue, net of subcontractor costs.

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

      Claims are amounts in excess of agreed contract price that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Claim costs are recognized when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenues are recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

      We have contracts with the U.S. federal government that contain provisions requiring compliance with FAR and CAS. These regulations are generally applicable to all of our U.S. federal government contracts and are partially or fully incorporated in many state and local government agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to FAR. Cost-plus contracts covered by FAR and certain state and local agencies provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of our U.S. federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination. U.S. federal government contracts are subject to FAR, and some state and local government agencies require audits, which are performed primarily by the DCAA. The DCAA audits our overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may disallow certain incurred costs if it determines that we have improperly accounted for such costs in a manner inconsistent with the requirements of FAR and CAS. Historically, we have not had any material disallowed costs as a result of such audits. However, we can provide no assurance that DCAA audits will not result in material disallowances of incurred costs in the future.

       Allowance for Uncollectible Accounts Receivable.    We record an allowance against our accounts receivable for those amounts that, in the future, may become uncollectible. We determine our estimated allowance for uncollectible amounts based on management's evaluation of the contracts involved and the financial condition of our clients. We regularly evaluate the adequacy of the allowance for doubtful accounts by considering the following factors:

•
Type of client—government agency or commercial sector;

•
Trends in actual and forecasted credit quality of the client, including delinquency and payment history;

•
General economic and particular industry conditions that may affect a client's ability to pay; and

•
Contract performance and our change order/claim analysis.

       Selling, General and Administrative Expenses.    SG&A expenses are expensed in the period incurred. SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters' costs related to the executive offices, finance, accounting, administration and information technology. In addition, we include the non-contract related portion of stock-based compensation, depreciation of property and equipment, and the full amount of amortization of identifiable intangible assets in SG&A expenses. Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support corporate activities and initiatives.

       Cash and Cash Equivalents.    Cash equivalents include all highly liquid investments with initial or remaining maturities of 90 days or less at the time of purchase.

       Property and Equipment.    Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

       Long-Lived Assets.    Our policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

       Goodwill and Intangibles.    Goodwill consists of amounts paid for new business acquisitions in excess of the fair value of net assets acquired. Following an acquisition, we perform an analysis to value the acquired company's tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, customer relations, patents and other assets.

      SFAS No. 142, Goodwill and Other Intangible Assets, requires an annual test of goodwill for impairment at each of our reporting units. We perform our required annual assessment of goodwill annually on the first day of our fiscal fourth quarter (June 30, 2008 in fiscal 2008). Our reporting units are the components one level below our reportable segments. The annual impairment test is a two-step process. As the first step, we estimate the fair value of the reporting unit and compare that amount to the sum of the carrying values of the reporting unit's goodwill and other net assets. If the fair value of the reporting unit is determined to be less than the carrying value, a second step is performed to compare the current implied fair value of the goodwill to the current carrying value of the goodwill and any resulting decrease is recorded as an impairment of goodwill.

       Stock-Based Compensation.    On October 3, 2005 we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123R. Under this transition method, stock-based compensation expense for the fiscal year ended October 1, 2006, included: (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation expense for all stock-based compensation awards granted subsequent to October 2, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). In accordance with the modified prospective transition method of SFAS 123R, financial results for prior periods have not been restated.

       Deferred Compensation.    We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees that is accounted for in accordance with EITF Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and that are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in Other Assets. Our obligation to participating employees is reflected in Other Long-Term Liabilities. All income and expenses related to the rabbi trust are reflected in our consolidated statement of income.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

       Income Taxes.    We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states and jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and potential tax planning strategies.

      On October 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, and did not record any cumulative effect adjustment to retained earnings as a result of this adoption. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

       Earnings Per Share.    Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, less unvested restricted stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of outstanding stock options and unvested restricted stock using the treasury stock method.

       Fair Value of Financial Instruments.    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The carrying amount of the revolving credit facility approximates fair value because the interest rates are based upon variable reference rates.

       Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. We place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 35% and 45% of accounts receivable was due from various agencies of the U.S. federal government as of September 28, 2008 and September 30, 2007, respectively. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses.

       Recently Issued Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, which defers the effective date of SFAS 157 for all nonrecurring fair

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued Staff Position ("FSP") No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active. The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption. We do not believe that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our fiscal years beginning September 29, 2008. We do not believe that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction cost and to reflect the fair value of contingent purchase price adjustment at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010. For any acquisitions completed after our fiscal 2009, we expect SFAS 141R will have an impact on our consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010. We do not believe that the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

      In December 2007, Emerging Issues Task Force ("EITF") 07-01, Accounting for Collaborative Arrangements ("EITF 07-01"), was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations. We do not believe that the adoption of EITF 07-01 will have a material effect on our consolidated financial statements.

      In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the effect of FSP 142-3 on our consolidated financial statements.

      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements. This recognizes the preparers' responsibilities for selecting the accounting principles for their financial statements. We do not believe that the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

      In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1, which is applied retrospectively, is effective for us in fiscal 2010. We are currently assessing the effect of EITF 03-6-1 on our consolidated financial statements.

3. Accounts Receivable—Net

      Net accounts receivable and billing in excess of costs on uncompleted contracts consisted of the following as of September 28, 2008 and September 30, 2007:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
	(in thousands)

Billed	$379,948	$243,525
Unbilled	246,715	202,790
Contract retentions	20,649	11,127

Total accounts receivable—gross	647,312	457,442
Allowance for doubtful accounts	(21,526)	(20,127)

Total accounts receivable—net	$625,786	$437,315

Billings in excess of costs on uncompleted contracts	$100,336	$55,172

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accounts Receivable—Net (Continued)

      Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all unbilled receivables as of September 28, 2008 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowances for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

      Billed accounts receivables related to U.S. federal government contracts were $100.2 million and $95.5 million as of September 28, 2008 and September 30, 2007, respectively. The U.S. federal government unbilled receivables, net of progress payments, were $88.6 million and $88.5 million as of September 28, 2008 and September 30, 2007, respectively. The U.S. federal government and one commercial client each accounted for more than 10% of our accounts receivable as of September 28, 2008. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of September 30, 2007.

4. Mergers and Acquisitions

      All of the acquisitions described below were accounted for as business combinations. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their fair values. The purchase price allocations for fiscal 2008 acquisitions are preliminary and subject to adjustments based upon finalization of their respective valuations and determinations of the net assets acquired. None of the fiscal 2007 and 2008 acquisitions, except for ARD in 2008, were considered material, individually or in the aggregate, as they did not have a material impact on our financial position, results of operations or cash flows for the respective reporting periods. As such, except for ARD, no pro forma results are presented.

      In fiscal 2006, we acquired small engineering companies for a combined purchase price of $1.8 million. The purchase price consisted of cash payments of $1.0 million and notes payable of $0.8 million.

      In fiscal 2007, we acquired DGI, which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. The purchase price consisted of cash payments of $32.5 million. In addition, the former shareholders will receive, over a four-year period from the acquisition date, guaranteed deferred cash payments in the aggregate amount of $9.0 million and contingent earn-out payments up to an aggregate maximum of $12.0 million upon achievement of certain financial objectives. In the third quarter of fiscal 2008, we paid $2.3 million as a portion of the guaranteed deferred cash payment and $1.2 million as a contingent earn-out payment to the former shareholders. DGI is part of our resource management segment. In fiscal 2007, we also acquired other smaller businesses to enhance our service offerings and expand our geographic presence in the infrastructure and resource management segments. The total purchase price for these acquisitions consisted of initial cash payments of $8.1 million and aggregate maximum contingent earn-out payments of $2.2 million upon achievement of certain financial objectives over a three or four-year period from their respective acquisition dates. To date, an immaterial amount has been earned by and paid to the former shareholders.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Mergers and Acquisitions (Continued)

      In fiscal 2008, we acquired all of the outstanding shares of capital stock of ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance issues. ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition continues our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world. ARD is part of our resource management segment. The purchase price consisted of $41.5 million in cash payments. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$31,846
Property and equipment	195
Goodwill	17,905
Intangible and other assets	8,110
Current liabilities	(16,528)

Net assets acquired	$41,528

      No pro forma information is presented for fiscal 2008 as the ARD acquisition closed on the first day of our fiscal year. The table below presents summarized unaudited pro forma consolidated operating results, assuming we had purchased ARD at the beginning of fiscal 2006:

	Fiscal Year Ended
	September 30, 2007	October 1, 2006
	(in thousands, except per share data)

Revenue	$1,678,763	$1,488,380
Revenue, net of subcontractor costs	1,086,217	1,009,259
Income from operations	89,323	69,661
Net income	46,479	34,984
Earnings per share:
Basic	$0.80	$0.61
Diluted	$0.79	$0.60
Weighted-average shares outstanding:
Basic	57,948	57,376
Diluted	58,553	57,892

      In fiscal 2008, we also made other acquisitions that enhance our service offerings and expand our geographic reach in our infrastructure and resource management segments. The total initial purchase price for these acquisitions was $31.3 million in cash and resulted in goodwill of $19.6 million. Further, the sellers have certain earn-out rights that allow them to receive additional contingent cash payments over a two- to four-year period upon achievement of certain financial objectives.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangibles

      Our goodwill was $221.5 million as of September 28, 2008 and $181.0 million as of September 30, 2007. Our acquired identifiable intangible assets had a net book value of $14.6 million as of September 28, 2008 and $5.2 million as of September 30, 2007. The increase in both goodwill and intangibles in 2008 resulted from acquisitions. The results for each acquisition were included in our consolidated financial statements from the closing date of that acquisition.

      The following table summarizes the changes in the carrying value of goodwill:

	Resource Management	Infrastructure	Total
	(in thousands)

Balance as of October 1, 2006	$84,512	$74,069	$158,581
Acquisitions	22,371	—	22,371

Balance as of September 30, 2007	$106,883	$74,069	$180,952
Acquisitions	34,622	5,971	40,593

Balance as of September 28, 2008	$141,505	$80,040	$221,545

      The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of September 28, 2008 and September 30, 2007, included in Intangible Assets—Net on the consolidated balance sheets, were as follows:

		September 28, 2008		September 30, 2007
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
		($ in thousands)

Non-compete agreements	2.9	$1,472	$(368)	$506	$(65)
Customer relations	4.1	5,746	(897)	976	(108)
Backlog	2.4	19,310	(10,654)	10,017	(6,160)

Total		$26,528	$(11,919)	$11,499	$(6,333)

      In fiscal 2008, $1.0 million, $4.8 million and $9.3 million were assigned to non-compete agreements, customer relations and backlog, respectively. These amounts were related to the preliminary purchase price allocations for ARD and other fiscal 2008 acquisitions, and, to a lesser extent, adjustments for certain fiscal 2007 acquisitions. Amortization expense for acquired intangible assets with finite useful lives for the fiscal years ended September 28, 2008, September 30, 2007, and October 1, 2006 was

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangibles (Continued)

$5.6 million, $1.8 million and $1.3 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)

2009	$5,942
2010	4,099
2011	3,269
2012	978
2013	290
Beyond	31

6. Discontinued Operations

      In fiscal 2006, three of our former operating units were disposed of or abandoned, and accordingly, have been accounted for as discontinued operations in our consolidated financial statements for all reporting periods. We ceased all revenue-producing activities for one of these operating units in our communications segment. In addition, we sold an operating unit in our communications segment for approximately $5.0 million and received a payment in the amount of $1.0 million. We recognized the related gain in fiscal 2006. The balance of the purchase price was payable pursuant to a promissory note that bore interest at 5% to 7% per annum. This note was fully paid in fiscal 2008. In addition, we sold another operating unit in our resource management segment for a net amount of approximately $12.0 million. To date, we have received net cash of $5.8 million and the remaining balance of $5.9 million (net of a discount of $0.3 million) in a promissory note that bears interest at 5% to 7% per annum over the payment term and matures on November 1, 2012. This note receivable was included in Other Assets on the consolidated balance sheet as of September 28, 2008. An immaterial gain on the sale has been recognized on the installment method in fiscal 2008, 2007 and 2006. We expect to recognize the remaining deferred gain of $1.3 million upon receipt of additional cash from the sale.

      The condensed, combined statements of income for the discontinued operations for fiscal 2006 were as follows:

Amount
(in thousands)

Revenue	$9,713
Loss before income tax benefit	(2,963)
Income tax benefit	1,303

Loss from operations, net of tax	(1,660)
Gain on sale of discontinued operations	2,061
Income tax expense on sale	(261)

Income from discontinued operations, net of tax	$140

      The non-current assets of discontinued operations include a long-term receivable of $2.4 million for both fiscal 2008 and 2007.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

      Income tax expense for fiscal 2008, 2007 and 2006 consisted of the following:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands)

Current:
Federal	$25,925	$29,025	$15,581
State	5,920	6,345	6,856

Total current income tax expense	31,845	35,370	22,437

Deferred:
Federal	8,628	(1,670)	5,058
State	2,034	(263)	438

Total deferred income tax expense (benefit)	10,662	(1,933)	5,496

Total income tax expense	$42,507	$33,437	$27,933

      Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 28, 2008		September 30, 2007		October 1, 2006
	($ in thousands)

Tax at federal statutory rate	$36,194	35.0%	$27,924	35.0%	$22,539	35.0%
State taxes, net of federal benefit	5,170	5.0	3,953	5.0	4,741	7.4
Stock-based compensation (SFAS 123R)	60	0.1	346	0.4	1,273	2.0
Other	1,083	1.0	1,214	1.5	(620)	(1.0)

Total income tax expense	$42,507	41.1%	$33,437	41.9%	$27,933	43.4%

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

      Temporary differences comprising the net deferred income tax asset (liability) shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
	(in thousands)

Deferred Tax Asset:
State taxes	$937	$1,058
Reserves and contingent liabilities	5,644	4,036
Allowance for doubtful accounts	6,306	7,267
Accrued liabilities	14,044	12,480
Intangibles	—	2,723
Stock-based compensation	4,355	2,444
Capital loss carry-forward	11,853	11,885
Valuation allowance on capital loss carry-forward	(11,313)	(11,267)

Total deferred tax asset	31,826	30,626

Deferred Tax Liability:
Unbilled revenue	(14,395)	(26,899)
Prepaid expense	(2,068)	(1,714)
Intangibles	(751)	—
Cash-to-accrual adjustments	(573)	(274)
Property and equipment	(5,225)	(2,432)

Total deferred tax liability	(23,012)	(31,319)

Net deferred tax asset (liability)	$8,814	$(693)

      As of September 28, 2008, the net deferred tax asset was $8.8 million. The previous years' sale of operating units generated a net capital loss. We evaluated our ability to use the capital loss by offsetting it with capital gains. As a result, a valuation allowance of $28.3 million ($11.3 million, tax-effected) has been placed against the capital loss carry-forward. The capital losses can be carried forward for five years and will expire in fiscal 2010 and 2011. We have performed an assessment of positive and negative evidence regarding the realization of the other deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets other than the capital loss carry-forwards will be realized. As such, no additional valuation allowance has been provided.

      We are currently under examination by the IRS for fiscal years 1997 through 2004, and the FTB for fiscal years 2001 through 2003 related to R&E Credits. In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses. In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

method. At the time the refund claims were filed, we were under examination by the IRS for those years. The claimed refunds are being held pending completion of the IRS examination. The estimated realizable refunds have been classified as non-current income taxes receivable on our consolidated balance sheets.

      We are currently in the IRS appeals process for fiscal years 1997 through 2004. During the third quarter of fiscal 2008, we received a NOPA from the FTB related to fiscal 2001 through 2003. We have protested the position in the NOPA. Management believes that it is reasonably possible we will reach a resolution of the issues for fiscal years 1997 through 2001 under appeal with the IRS in the next 12 months. If the resolution is favorable, the change in unrecognized tax benefits could be significant and we could receive a significant cash refund. However, if the resolution is unfavorable, there may be a material adverse effect on our financial results as a result of an increase in income tax expense, but no material impact on our cash flow in future periods. At this time, we cannot predict the outcome of the NOPA. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 1997.

      On October 1, 2007, we adopted the provisions of FIN 48 and did not record any cumulative effect adjustment to retained earnings as a result of this adoption. As of September 28, 2008, we had $38.9 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2008 were $15.4 million of tax benefits that, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)

Balance as of October 1, 2007	$32,080
Additions for current year tax positions	23,509
Additions for prior year tax positions	—
Reductions for prior year tax positions	(16,677)
Settlements	—

Balance as of September 28, 2008	$38,912

      With the adoption of FIN 48, we chose to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest income accrued as of October 1, 2007 was $4.7 million. The amount of interest income accrued as of September 28, 2008 was $5.3 million.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Obligations

      Long-term obligations consisted of the following:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007
	(in thousands)

Credit Facility	$45,000	$71,000
Other	12,218	13,384

Total long-term obligations	57,218	84,384
Less: Current portion of long-term obligations	(3,926)	(3,304)

Long-term obligations, less current portion	$53,292	$81,080

      In March 2007, we entered into an amended and restated credit agreement. Under the credit agreement, our revolving credit Facility was increased from $150.0 million to $300.0 million and the term of the agreement was extended for five years through March 2012. As part of the Facility, we may request financial letters of credit up to the aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility. Other than the increased capacity under the Facility and improved pricing rate structure, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility. In May 2008, we entered into an amendment to the credit agreement solely to provide additional flexibility with respect to potential future acquisitions. There was no change in the overall size of the Facility. As of September 28, 2008, we had $45.0 million outstanding borrowings under the Facility and standby letters of credit under the Facility totaled $30.3 million. The amount outstanding is classified as a long-term liability since we do not intend to repay the Facility until its maturity in March 2012.

      The credit agreement requires us to comply with various financial and operating covenants. Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to adjusted EBITDA) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. Borrowings under our Facility bore a weighted-average interest rate of 4.84% per annum as of September 28, 2008. As of September 28, 2008, our consolidated leverage ratio was 0.69x, and our fixed charge coverage ratio was 2.61x. Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of September 28, 2008, we met all compliance requirements of these covenants.

      In connection with our DGI acquisition, fiscal 2008 and 2007 included $6.2 million and $7.7 million of guaranteed deferred cash payment, and $3.4 million and $4.2 million of long-term debt, respectively. In addition, we recorded capital lease obligations of $2.6 million and $1.5 million in fiscal 2008 and 2007, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Obligations (Continued)

      The following table presents scheduled maturities of our long-term obligations:

Amount
(in thousands)

2009	$3,926
2010	3,605
2011	3,953
2012	45,436
2013	170
Beyond	128

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

9. Stockholders' Equity and Stock Compensation Plans

      As of September 28, 2008, we had the following share-based compensation plans:

•
1992 Incentive Stock Plan.  Key employees were granted options to purchase an aggregate of 7,202,147 shares of our common stock. The 1992 Incentive Stock Plan was terminated in December 2002, except as to the outstanding options. These options became exercisable one year from the date of grant, became fully vested no later than five years, and expire no later than ten years from the date of grant.

•
1992 Stock Option Plan for Non-Employee Directors.  Non-employee directors were granted options to purchase an aggregate of 178,808 shares of our common stock at prices not less than 100% of market value on the date of grant. This plan was terminated in December 2002, except as to the outstanding options. Exercise prices of all options granted were at market value on the date of grant. These options are fully vested and expire no later than ten years from the date of grant.

•
2003 Outside Director Stock Option Plan.  Non-employee directors may be granted options to purchase an aggregate of up to 400,000 shares of our common stock at prices not less than 100% of the market value on the date of grant. Exercise prices of all options granted were at the market value on the date of grant. These options vest and become exercisable on the first anniversary of the date of grant if the director has not ceased to be a director prior to such date, and expire no later than ten years from the grant date.

•
2005 Equity Incentive Plan.  Key employees may be granted options to purchase an aggregate of 3,580,702 shares of our common stock. This plan amended, restated and renamed the 2002 Stock Option Plan. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

•
Restricted Stock Program.  In accordance with our Executive Compensation Policy, our Compensation Committee may grant long-term incentive awards in the form of restricted stock issued under the 2005 Equity Incentive Plan. Restricted stock grants will generally vest over a minimum three-year period, and may be either performance-based, determined by EPS growth, or service-based. Restricted stock will typically not be granted to employees who are not executive officers.

•
Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 2,373,290 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period (calendar year).

      The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands)

Total stock-based compensation	$8,296	$5,763	$4,799
Income tax benefit related to stock-based compensation	(3,328)	(2,290)	(470)

Stock-based compensation, net of tax benefit	$4,968	$3,473	$4,329

Stock Options

      Stock option activity for the fiscal year ended September 28, 2008 was as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on September 30, 2007	5,199	$17.47
Granted	969	23.42
Exercised	(1,264)	16.41
Cancelled	(141)	18.86

Outstanding as of September 28, 2008	4,763	$18.90	5.5	$31,421

Vested or expected to vest as of September 28, 2008	4,525	$18.82	5.4	$30,185

Exercisable on September 28, 2008	2,822	$17.80	5.0	$21,712

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

      The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2008 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 28, 2008. This amount will change based on the fair market value of our stock. As of September 28, 2008, we expect to recognize $11.3 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2.4 years.

      The weighted-average fair value of stock options granted during fiscal 2008, 2007 and 2006 was $8.94, $7.24 and $8.15, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during fiscal 2008, 2007 and 2006 was $11.6 million, $4.0 million and $2.9 million, respectively.

      The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
Black-Scholes Options Valuations Assumptions	September 28, 2008	September 30, 2007	October 1, 2006

Dividend yield	—	—	—
Expected stock price volatility	37.0% - 39.4%	37.7% - 39.8%	42.8%
Risk-free rate of return, annual	2.5% - 4.2%	4.4% - 4.9%	3.7% - 4.9%
Expected life (in years)	4.3 - 5.5	4.5 - 5.6	4.5 - 6.1

      For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal years ended September 28, 2008 and September 30, 2007, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. For the fiscal year ended October 1, 2006, we based our expected stock price volatility on our market-based implied volatility, including historical volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

      Net cash proceeds from the exercise of stock options were $20.7 million, $7.6 million and $4.7 million for fiscal 2008, 2007 and 2006, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2008, 2007 and 2006 was $4.8 million, $1.3 million and $0.8 million, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

ESPP

      The following table summarizes shares purchased, weighted-average purchase price, cash received, and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 28, 2008	October 1, 2006
	($ in thousands)

Shares purchased	146	193
Weighted-average purchase price	$17.86	$12.07
Cash received from exercise of purchase rights	$2,626	$2,316
Aggregate intrinsic value	$532	$1,135

      No shares were purchased under the ESPP during fiscal 2007.

      The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
Black-Scholes Options Valuations Assumptions	September 28, 2008	September 30, 2007

Dividend yield	0.0%	0.0%
Expected stock price volatility	36.3%	30.7%
Risk-free rate of return, annual	3.3%	4.9%
Expected life (in years)	1	1

      No ESPP grants were made during fiscal 2006.

      For fiscal 2008 and 2007, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

      Included in stock-based compensation expense for fiscal 2008, 2007 and 2006 was a charge of $0.5 million, $0.3 million and $0.2 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP for fiscal 2008 and 2007 was $0.1 million for each period. There were no unrecognized stock-based compensation costs for awards granted under the ESPP for fiscal 2006. As of September 28, 2008, ESPP participants had accumulated $2.6 million to purchase our common stock.

Restricted Stock Program

      In fiscal 2008, 85,400 shares of restricted stock were awarded to certain of our executive officers. Of these awards, 65,400 shares are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share. The balance of 20,000

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

shares of restricted stock are time-based, dependent on employment with us, and vest over a three-year period.

      In fiscal 2007, 124,500 shares of restricted stock were awarded to certain of our executive officers. Of these awards, 51,500 are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share. The balance of 73,000 shares of restricted stock are time-based, dependent on employment with us, and vest over a three-year period.

      The fair value of the restricted stock grants was based upon the market price of the underlying common stock as of the date of grant. Restricted stock grants are amortized over their applicable vesting period using the straight-line method.

      Activity in the restricted stock program for the fiscal year ended September 28, 2008 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Nonvested balance as of September 30, 2007	135	$18.97	2.1	$472
Granted	85	23.68
Vested	(43)	17.52
Forfeited	(5)	21.14

Nonvested balance as of September 28, 2008	172	$20.55	1.6	$850

Vested or expected to vest as of September 28, 2008	172	$20.55	1.6	$850

      The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2008 and the exercise price, times the number of shares) that would have been received if the restricted stock had vested on September 28, 2008. The aggregate intrinsic value of the restricted stock (the amount by which the market price of the stock on the vesting date exceeded the market price of the stock on the date of grant) vested during fiscal 2008 was $157,000.

      As of September 28, 2008, there was $2.6 million of unrecognized compensation costs related to the restricted stock program to be recognized over a weighted-average period of 1.6 years. The stock-based compensation expense related to the restricted stock program for fiscal years 2008, 2007 and 2006 was $1.5 million, $0.7 million and $0.1 million, respectively, and was included in the total stock-based compensation expense.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

Other

      In August 2006, we and our Audit Committee commenced a voluntary review of our past stock option grants and practices with the assistance of outside legal counsel. This review covered the timing and pricing of all stock option grants made under our stock option plans during fiscal years 1998 through 2006. Based upon information gathered during the review and advice received from outside counsel, the Audit Committee and Board of Directors concluded that management did not engage in intentional or fraudulent misconduct in the granting of stock options. However, due to unintentional errors, the accounting measurement dates for certain historical stock option grants were found to be erroneous and differed from their actual grant dates. As a result of revising the accounting measurement dates for these stock option grants, we recorded additional pre-tax non-cash stock-based compensation charges totaling $2.3 million relating to continuing operations, and $0.9 million relating to discontinued operations, net of tax of $1.3 million ($0.9 million relating to continuing operations and $0.4 million relating to discontinued operations) in our consolidated financial statements for the fiscal year ended October 1, 2006. The charges were computed pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for all periods through October 2, 2005 and pursuant to SFAS 123R, Shared-Based Payment, for the fiscal year ended October 1, 2006. The total pre-tax stock-based compensation charge of $3.2 million represents the total previously unrecorded charge for stock-based compensation we need to record as a result of these errors.

      We concluded that the respective charges as a result of the difference between the measurement dates used for financial accounting and reporting purposes and the actual grant dates for these stock option grants, totaling $3.2 million, were not material to any previously reported annual or interim period nor was the cumulative charge material to the current fiscal year. As such, this cumulative pre-tax charge totaling $3.2 million was recorded in the consolidated statement of operations for fiscal 2006 and the financial statements of prior periods were not restated. This additional stock-based compensation was combined with our stock-based compensation recorded in connection with SFAS 123R, Share-Based Payment, for fiscal 2006 as described above.

10. Earnings Per Share

      Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, less unvested restricted stock. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of outstanding stock options and unvested restricted stock using the treasury stock method.

      As of September 28, 2008, 167,032 shares of restricted stock issued to employees were unvested, and therefore, were excluded from the calculation of basic EPS for the fiscal year ended September 28, 2008.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share (Continued)

      The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands, except per share data)

Income from continuing operations	$60,906	$46,344	$36,464
Income from discontinued operations	—	9	140

Net income	$60,906	$46,353	$36,604

Denominator for basic earnings per share	58,813	57,948	57,376

Denominator for diluted earnings per share:
Denominator for basic earnings per share	58,813	57,948	57,376
Potential common shares—stock options and unvested restricted stock	819	605	516

Denominator for diluted earnings per share	59,632	58,553	57,892

Earnings per share:
Basic	$1.04	$0.80	$0.64

Diluted	$1.02	$0.79	$0.63

      For fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, 1.5 million, 3.9 million and 3.6 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

11. Leases

      We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2008, 2007 and 2006, we recognized $47.7 million, $48.0 million and $49.7 million of expense associated

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Leases (Continued)

with operating leases, respectively. Amounts payable under non-cancelable operating lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)

2009	$29,618	$832
2010	20,243	731
2011	13,046	661
2012	9,426	449
2013	7,108	159
Beyond	5,397	132

Total	$84,838	2,964

Less: Imputed interest		(335)

Net present value		$2,629

      We calculated the above imputed interest using the historical weighted-average borrowing interest rate of 4.84%.

12. Retirement Plans

      We and our subsidiaries have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2008, 2007 and 2006, employer contributions related to the plans were $17.4 million, $13.3 million and $12.0 million, respectively.

      In fiscal 2007, we established a non-qualified deferred compensation plan (the "Deferred Compensation Plan") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors' fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. As of September 28, 2008 and September 30, 2007, the consolidated balance sheet reflects assets of $4.0 million and $2.4 million, respectively, related to the Deferred Compensation Plan in Other Assets, and liabilities of $3.8 million and $2.2 million, respectively, related to the Deferred Compensation Plan in Other Long-Term Liabilities.

13. Comprehensive Income

      We include two components in comprehensive income: net income during a period and other comprehensive income. Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency. Comprehensive income was $61.0 million, $46.3 million and $35.8 million for fiscal 2008, 2007 and 2006, respectively. We realized an insignificant translation gain and translation loss for fiscal 2008 and 2007, respectively, and a translation loss of $0.8 million for fiscal year 2006.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies

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

      In March 2007, we concluded our contract dispute with Horsehead Industries, Inc., doing business as Zinc Corporation of America ("ZCA"). The United States Bankruptcy Court, Southern District of New York, issued an Order on March 29, 2007 that approved the Memorandum of Understanding and Settlement Agreement among the parties to the ZCA litigation. As a result of this Order, we reversed $5.7 million of the accrued liabilities in excess of the final settlement payment related to this matter and reduced selling, general and administrative expense by that amount in the first half of fiscal 2007. There are no remaining contingencies relating to this matter.

      In May 2003, Innovative Technologies Corporation ("ITC") filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. ("AMT") and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT. In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees. The court entered the judgment in January 2008. It also required AMT to post a $1 million bond which has been done. In July 2008, the Common Pleas Court of Montgomery County issued a decision in response to AMT's post-trial motions. AMT's motion for judgment notwithstanding the verdict was denied and AMT's motion for a new trial was conditionally denied. AMT's motion for remittitur was conditionally granted. The court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. If ITC chose not to accept the remittitur, the court would grant AMT's motion for new trial on damages. ITC filed a notice that it accepted the remittitur, and AMT timely filed a notice of appeal. The trial court has not ruled on ITC's motion for prejudgment interest or attorneys fees. Because the trial court made its post-trial decision a final appealable order, yet did not dispose of ITC's motion for attorneys fees or prejudgment interest, it does not appear that the court of appeals has jurisdiction. The parties filed motions with the court of appeals for clarification. In the meantime, and assuming the court of appeals dismisses the appeal for lack of jurisdiction, the Common Pleas Court will hold a hearing in early December 2008 on ITC's motion for attorneys fees and prejudgment interest. We believe that a reasonably possible range of exposure is from $0 to approximately $13 million. As of September 28, 2008, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification to us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

      In July 2008, we, one of our subsidiaries, and a limited number of current and former employees and officers were served with a complaint that was filed by Sullivan International Group, Inc. ("SIG") in the Superior Court of the State of California in San Diego County. The complaint alleged, in part, that we breached the Small Business Administration ("SBA") mentor-protégé agreement we had entered into with SIG. The complaint contained additional allegations that were based, in part, upon

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

SIG's interpretation of the SBA's mentor-protégé program regulations. As of August 27, 2008, we settled this matter with a deminimus payment to SIG, and SIG's complaint was dismissed with prejudice.

      On July 25, 2008, a domestic REIT that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia. Subsequently, an amended complaint was filed. The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. The suit seeks as much as $21 million in damages (comprised of $7 million in damages, as well as RICO damages) plus interest and legal fees. Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously. On October 23, 2008, we filed cross and counter-claims against the REIT and our former employee and third-party claims against another entity and that entity's principal. Our claims allege that we were defrauded in connection with work we performed for the REIT and seek as much as $7.2 million in damages. We have been advised by counsel that based on their review to date, there are significant legal and factual defenses to the claim that we are liable for treble damages under the RICO statute. We have accrued as of September 28, 2008, our best estimate of a liability related to this matter. We do not expect the ultimate outcome to have a material adverse effect on our financial position, results of operations or cash flows.

15. Reportable Segments

      Prior to fiscal 2009, we managed our business in three reportable segments: resource management, infrastructure and communications. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. Our resource management segment provides engineering, consulting and construction services primarily addressing water quality and availability, environmental restoration, productive reuse of defense facilities, strategic environmental resource planning, international development and alternative energy. Our infrastructure segment provides engineering, systems integration, program management, and construction management services for the development, upgrading, replacement and maintenance of infrastructure. Our communications segment provides engineering, permitting, site acquisition and installation services for utility and telecommunication infrastructure projects.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

      The following tables set forth summarized financial information concerning our reportable segments (as of and for the periods noted below):

Reportable Segments:

	Resource Management	Infrastructure	Communications	Total
	(in thousands)
Fiscal Year Ended September 28, 2008
Revenue	$1,729,350	$414,338	$82,278	$2,225,966
Revenue, net of subcontractor costs	849,039	340,683	55,823	1,245,545
Gross profit	175,640	62,972	15,575	254,187
Segment income from operations	85,143	28,216	8,296	121,655
Depreciation expense	7,345	2,325	1,730	11,400
Total assets	811,944	130,855	38,851	981,650
Fiscal Year Ended September 30, 2007
Revenue	$1,142,995	$404,665	$67,522	$1,615,182
Revenue, net of subcontractor costs	638,890	330,061	43,964	1,012,915
Gross profit	127,949	63,499	9,197	200,645
Segment income from operations	55,732	27,992	3,421	87,145
Depreciation expense	5,523	2,067	1,411	9,001
Total assets	608,810	109,085	30,271	748,166
Fiscal Year Ended October 1, 2006
Revenue	$1,013,503	$391,683	$68,772	$1,473,958
Revenue, net of subcontractor costs	601,059	313,876	43,706	958,641
Gross profit	113,018	60,414	8,441	181,873
Segment income from operations	49,959	22,901	2,307	75,167
Depreciation expense	4,488	2,455	1,105	8,048
Total assets	482,653	85,105	28,763	596,521

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

Reconciliations:

	Fiscal Year Ended
	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands)
Revenue
Revenue from reportable segments	$2,225,966	$1,615,182	$1,473,958
Elimination of inter-segment revenue	(80,712)	(61,294)	(59,254)

Total consolidated revenue	$2,145,254	$1,553,888	$1,414,704

Income from operations
Segment income from operations	$121,655	$87,145	$75,167
Other (expense) income(1)	(9,668)	917	(4,335)
Amortization of intangible assets	(5,587)	(1,765)	(1,337)

Total consolidated income from operations	$106,400	$86,297	$69,495

Total assets
Total assets from reportable segments	$981,650	$748,166	$596,521
Total assets not allocated to segments	208,625	208,561	192,259
Total assets from discontinued operations	2,418	2,722	3,283
Elimination of inter-segment assets	(136,148)	(111,962)	(90,384)

Total consolidated assets	$1,056,545	$847,487	$701,679

(1)
Other (expense) income includes corporate costs not allocable to the segments. Fiscal 2007 includes a $5.7 million reversal of accrued litigation liabilities.

      During fiscal 2006, we developed and started implementing the initial phase of a plan to combine operating units and re-align our management structure. Since that time, we have consolidated some of our operating units under common management structures, information systems and back-office functions. These changes have had no impact on our operating or reportable segment structure through fiscal 2008. We have re-aligned our management structures and the consolidation of our operating units in the first quarter of fiscal 2009. We will begin reporting under four reportable segments beginning with the first quarter of fiscal 2009, with reclassification of the comparable prior period results to the new basis of presentation.

      Each of the new reportable segments is comprised of similar activities that focus on the services it provides, the markets it serves, the distribution method of its services, its contracting mechanisms, the organization and execution of its projects, the education and discipline of its workforce, and the metrics by which its client projects and staff are measured. In addition, each of the operating and reportable segments is managed by its own president, each of whom has direct responsibility for the segment's respective units and directly reports to our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM plans to regularly review the four operating and reporting segments,

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

allocate resources to these segments and assess the individual segment performance. The new reportable segments beginning in fiscal 2009 are as follows:

       Environmental Consulting Services.    We provide front-end science and consulting services and project management skills to serve our clients' needs in the areas of water resources, groundwater services, watershed management, mining and geotechnical sciences, environmental management, and information technology and modeling consulting.

       Technical Support Services.    We study, design and implement projects, and conduct research in the areas of remedial and developmental planning, regulatory consulting, climate change services, disaster management, systems test and support services, technical augmentation, and program management for complex federal government and international development projects.

       Engineering and Architecture Services.    We provide engineering, architecture, interior and exterior design, Leadership in Energy and Environmental Design ("LEED"), and program administration services for projects that include water and wastewater conveyance and treatment, building construction, land development, and transportation services.

       Remediation and Construction Management.    We provide a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance projects focused on federal construction, communications development and construction, environmental remediation including unexploded ordnance and wetland restoration, and energy projects including nuclear engineering, alternative energy and wind energy.

Geographic Information:

	Fiscal Year Ended
	September 28, 2008		September 30, 2007		October 1, 2006
	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)	Revenue, Net of Subcontractor Costs(1)	Long-Lived Assets(2)
			(in thousands)

United States	$1,232,924	$112,529	$1,003,763	$121,261	$952,326	$101,099
Foreign countries	12,621	—	9,152	—	6,315	—

(1)
Revenue, net of subcontractor costs, is reported based on clients' locations.

(2)
Long-lived assets excludes goodwill and assets associated with discontinued operations.

Major Clients:

      Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue. The resource management and infrastructure segments generated revenue from our U.S. federal government clients. All three segments reported revenue from our state and local government as well as our commercial clients.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

      The following table presents our revenue, net of subcontractor costs, by client sector:

	Fiscal Year Ended
Client Sector	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands)

Federal government	$539,874	$444,442	$447,963
State and local government	221,658	204,314	167,873
Commercial	471,392	355,007	336,490
International(1)	12,621	9,152	6,315

Total	$1,245,545	$1,012,915	$958,641

      (1)
      Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government and commercial clients was reported as part of our U.S. federal government and commercial client sectors, respectively.

16. Quarterly Financial Information—Unaudited

      In the opinion of management, the following unaudited quarterly data for fiscal years ended September 28, 2008 and September 30, 2007 reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

Fiscal Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Revenue	$470,387	$461,386	$564,277	$649,204
Revenue, net of subcontractor costs	277,161	287,351	332,269	348,764
Gross profit	56,249	57,768	65,890	74,280
Net income	12,900	13,673	16,135	18,198
Earnings per share:
Basic	$0.22	$0.23	$0.27	$0.31

Diluted	$0.22	$0.23	$0.27	$0.30

Weighted-average common shares outstanding:
Basic	58,313	58,601	58,943	59,508

Diluted	59,163	59,084	59,833	60,563

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Information—Unaudited (Continued)

Fiscal Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Revenue	$369,153	$346,019	$403,951	$434,765
Revenue, net of subcontractor costs	244,871	236,259	256,326	275,459
Gross profit	44,419	45,147	54,013	57,066
Income from continuing operations	9,426	10,383	12,402	14,133
Income (loss) from discontinued operations	—	26	26	(43)
Net income	9,426	10,409	12,428	14,090
Earnings per share:
Basic	$0.16	$0.18	$0.21	$0.24

Diluted	$0.16	$0.18	$0.21	$0.24

Weighted-average common shares outstanding:
Basic	57,712	57,838	58,030	58,227

Diluted	58,220	58,323	58,786	58,911

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

      As of September 28, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2008 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of September 28, 2008.

Item 9B.    Other Information

      None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

      The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1—Election of Directors—General" and "—Business Experience of Nominees," "Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1—Election of Directors—Board Committees and Meetings" in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.    Executive Compensation

      The information required by this item is included under the captions "Proposal No. 1—Election of Directors—Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

      The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transaction with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption Proposal No. 1—Election of Directors—Independent Directors," in each case in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

      The information required by this item is included under the captions "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 66 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 66 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 107-108 is incorporated by reference as the list of exhibits required as part of this Report.

 TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 1, 2006, September 30, 2007 and September 28, 2008
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2006	$41,885	$2,682	$(15,460)	$—	$29,107
Fiscal 2007	$29,107	$4,065	$(13,045)	$—	$20,127
Fiscal 2008	$20,127	$7,779	$(6,380)	$—	$21,526
Income tax valuation allowance:
Fiscal 2006	$6,213	$—	$—	$9,297	$15,510
Fiscal 2007	$15,510	$—	$—	$(4,243)	$11,267
Fiscal 2008	$11,267	$—	$—	$46	$11,313

(1)
Primarily represents uncollectible accounts written off, net of recoveries.

(2)
Represents valuation allowance related to capital loss carry-forward.

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: November 18, 2008	By:	/s/ DAN L. BATRACK Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date

/s/ DAN L. BATRACK Dan L. Batrack	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 18, 2008
/s/ DAVID W. KING David W. King	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 18, 2008
/s/ ALBERT E. SMITH Albert E. Smith	Director	November 18, 2008
/s/ HUGH M. GRANT Hugh M. Grant	Director	November 18, 2008
/s/ PATRICK C. HADEN Patrick C. Haden	Director	November 18, 2008
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	November 18, 2008
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director	November 18, 2008
/s/ RICHARD H. TRULY Richard H. Truly	Director	November 18, 2008

 INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for fiscal year ended October 1, 1995).
3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q as amended for fiscal quarter ended April 1, 2001).
3.3	Amended and Restated Bylaws of the Company (as of November 17, 2003) (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for fiscal year ended September 28, 2003).
10.1
Second Amended and Restated Credit Agreement dated as of March 30, 2007 among the Company and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended April 1, 2007).
10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of May 30, 2008 among the Registrant and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 29, 2008).
10.3	1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal year ended October 3, 1993).*
10.4
Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for fiscal year ended October 3, 1993).*
10.5	1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for fiscal year ended October 3, 1993).*
10.6
Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for fiscal year ended October 3, 1993).*
10.7	Employee Stock Purchase Plan (as amended through November 13, 2006) (incorporated by reference to the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders held on March 1, 2007).*
10.8
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 1994).
10.9	2005 Equity Incentive Plan (as amended through November 10, 2008).*+
10.10
Form of Stock Option Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*
10.11
Form of Restricted Stock Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*
10.12
Form of Stock Appreciation Rights Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*

10.13	Form of Restricted Stock Unit Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*
10.14
2003 Outside Director Stock Option Plan (as amended through July 30, 2007) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2007).*
10.15
Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended March 30, 2003).*
10.16
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for fiscal year ended October 3, 2004).*
10.17	Executive Compensation Policy.*+
10.18	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2007).*
10.19	Change of Control Agreement with Dan L. Batrack dated March 26, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.20	Form of Change of Control Agreement dated March 26, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.21	Letter Agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 2005).*
10.22	Letter Agreement dated January 24, 2008 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 30, 2008).*
10.23
Letter Agreement dated November 14, 2005 between the Company and Li-San Hwang (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*
10.24
Letter Agreement dated November 14, 2005 between the Company and Sam W. Box (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal year ended October 2, 2005).*
10.25	Executive Compensation Plan.*+
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 106 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

*
Indicates a management contract or compensatory arrangement.
+
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TETRA TECH, INC. Consolidated Balance Sheets (in thousands, except par value)
TETRA TECH, INC. Consolidated Statements of Income (in thousands, except per share data)
TETRA TECH, INC. Consolidated Statements of Stockholders' Equity Fiscal Years Ended October 1, 2006, September 30, 2007 and September 28, 2008 (in thousands)
TETRA TECH, INC. Consolidated Statements of Cash Flows (in thousands)
TETRA TECH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
PART IV
  Item 15. Exhibits, Financial Statement Schedules
TETRA TECH, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended October 1, 2006, September 30, 2007 and September 28, 2008 (in thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS