Form 10-Q
period 2008-12-28
TETRA TECH INC
filed 2009-01-30
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of January 26, 2009, 60,176,612 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except par value)

	December 28, 2008	September 28, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,124	$50,902
Accounts receivable – net	646,368	625,786
Prepaid expenses and other current assets	32,538	36,774
Income taxes receivable	2,323	4,275
Deferred income taxes	3,136	2,316
Total current assets	713,489	720,053

PROPERTY AND EQUIPMENT:
Land and buildings	7,601	7,588
Equipment, furniture and fixtures	113,228	112,780
Leasehold improvements	10,991	10,804
Total	131,820	131,172
Accumulated depreciation and amortization	(71,009)	(69,784)
PROPERTY AND EQUIPMENT – NET	60,811	61,388

DEFERRED INCOME TAXES	2,338	6,498
INCOME TAXES RECEIVABLE	15,092	14,953
GOODWILL	225,833	221,545
INTANGIBLE ASSETS – NET	14,540	14,609
OTHER ASSETS	14,426	15,081
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,418	2,418

TOTAL ASSETS	$1,048,947	$1,056,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$209,808	$223,304
Accrued compensation	59,237	101,699
Billings in excess of costs on uncompleted contracts	117,977	100,336
Current portion of long-term obligations	3,882	3,926
Other current liabilities	54,439	58,634
Total current liabilities	445,343	487,899

LONG-TERM OBLIGATIONS	69,048	53,292
OTHER LONG-TERM LIABILITIES	4,648	3,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of December 28, 2008 and September 28, 2008	—	—
Common stock – authorized, 85,000 shares of $0.01 par value; issued and outstanding, 59,960 and 59,875 shares as of December 28, 2008 and September 28, 2008, respectively	600	599
Additional paid-in capital	316,995	314,860
Accumulated other comprehensive (loss) income	(35)	15
Retained earnings	212,348	196,040
TOTAL STOCKHOLDERS’ EQUITY	529,908	511,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,947	$1,056,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue	$638,683	$470,387
Subcontractor costs	(308,657)	(193,226)
Revenue, net of subcontractor costs	330,026	277,161

Other contract costs	(265,685)	(220,912)
Gross profit	64,341	56,249

Selling, general and administrative expenses	(35,725)	(33,538)
Income from operations	28,616	22,711

Interest expense – net	(916)	(660)
Income before income tax expense	27,700	22,051

Income tax expense	(11,392)	(9,151)

Net income	$16,308	$12,900

Earnings per share:
Basic	$0.27	$0.22
Diluted	$0.27	$0.22

Weighted-average common shares outstanding:
Basic	59,736	58,313
Diluted	60,275	59,163

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,308	$12,900

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,581	4,327
Stock-based compensation	2,036	1,710
Excess tax benefits from stock-based compensation	(20)	(208)
Deferred income taxes	3,201	5,175
Provision for losses on contracts and related receivables	6,301	2,407
Gain on disposal of property and equipment	(1)	(1,032)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,048)	(2,218)
Prepaid expenses and other assets	4,238	(1,686)
Accounts payable	(13,506)	(9,367)
Accrued compensation	(42,462)	(28,522)
Billings in excess of costs on uncompleted contracts	17,641	13,289
Other liabilities	(8,891)	(1,522)
Income taxes receivable/payable	1,945	(13,361)
Net cash used in operating activities	(27,677)	(18,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,235)	(4,314)
Payments for business acquisitions, net of cash acquired	(7,352)	(34,179)
Proceeds from sale of discontinued operations	—	1,005
Proceeds from sale of property and equipment	75	1,386
Net cash used in investing activities	(10,512)	(36,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(20,180)	(6,108)
Proceeds from borrowings under long-term obligations	36,000	—
Excess tax benefits from stock-based compensation	20	208
Net proceeds from issuance of common stock	571	1,529
Net cash provided by (used in) financing activities	16,411	(4,371)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,778)	(58,581)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,902	76,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,124	$18,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$637	$1,378
Income taxes, net of refunds received	$6,253	$12,676

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes To Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 28, 2008, the condensed consolidated statements of income for the three months ended December 28, 2008 and December 30, 2007, and the condensed consolidated statements of cash flows for the three months ended December 28, 2008 and December 30, 2007 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, the results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 28, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.  The results of operations for the three months ended December 28, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.  In the first quarter of fiscal 2009, we began reporting under four reportable segments with reclassification of prior year results to conform to the new basis of presentation.  Refer to Note 7, “Reportable Segments” for additional information.

2.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following:

	December 28, 2008	September 28, 2008
	(in thousands)

Billed	$397,264	$379,948
Unbilled	245,510	246,715
Contract retentions	27,471	20,649
Total accounts receivable – gross	670,245	647,312

Allowance for doubtful accounts	(23,877)	(21,526)
Total accounts receivable – net	$646,368	$625,786

Billings in excess of costs on uncompleted contracts	$117,977	$100,336

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of December 28, 2008 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues due to current events and circumstances.

Billed accounts receivable related to federal government contracts were $123.3 million and $100.2 million as of December 28, 2008 and September 28, 2008, respectively.  The federal government unbilled receivables, net of progress payments, were $56.6 million and $88.6 million as of December 28, 2008 and September 28, 2008, respectively.  The federal government and one commercial client each accounted for more than 10% of our accounts receivable as of December 28, 2008 and September 28, 2008.

3.                                      Goodwill and Intangibles

At the beginning of the first quarter of fiscal 2008, we acquired all of the outstanding shares of capital stock of ARD, Inc.  (“ARD”), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues.  ARD manages large, complex international development projects for its clients, predominantly the U.S. Agency for International Development (“USAID”).  This acquisition continues our international expansion as it increases our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our technical support services segment.  The purchase price consisted of $41.5 million in cash payments.  In the first quarter of fiscal 2009, we made one acquisition that offers complementary technical expertise to enhance our USAID service offerings in the technical support services segment.  No pro forma results are presented for the respective interim periods as these acquisitions were not considered material to our consolidated financial statements.

The changes in the carrying value of goodwill by segment for the three months ended December 28, 2008 were as follows:

	September 28, 2008	Goodwill Addition	Goodwill Adjustments	December 28, 2008
		(in thousands)

Environmental consulting services	$99,096	$—	$638	$99,734
Technical support services	53,552	3,650	—	57,202
Engineering and architecture services	14,854	—	—	14,854
Remediation and construction management	54,043	—	—	54,043
Total	$221,545	$3,650	$638	$225,833

The increase in goodwill is attributable to the acquisition described above, and earn-out payments associated with prior acquisitions.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 28, 2008 and September 28, 2008, included in intangible assets – net on the condensed consolidated balance sheets, were as follows:

	December 28, 2008		September 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
		(in thousands)

Non-compete agreements	$1,522	$(468)	$1,472	$(368)
Customer relations	5,846	(1,233)	5,746	(897)
Backlog	20,811	(11,938)	19,310	(10,654)
Total	$28,179	$(13,639)	$26,528	$(11,919)

For the three months ended December 28, 2008, $0.1 million, $0.1 million and $1.5 million were assigned to non-compete agreements, customer relations and backlog, respectively, related to the acquisition described above.  For the first quarters of fiscal 2009 and 2008, amortization expense for acquired identifiable intangible assets with finite useful lives was $1.7 million and $1.4 million, respectively.  Estimated amortization expense for the remainder of fiscal 2009 and the succeeding years is as follows:

Amount
(in thousands)

2009	$4,636
2010	4,511
2011	3,682
2012	1,391
2013	290
2014	30

Subsequent Events. In January 2009, we acquired Wardrop Engineering, Inc. (“Wardrop”), a Canadian firm that specializes in resource management, energy and infrastructure design.  For its fiscal year ended September 30, 2008, Wardrop reported in excess of $120 million of revenue.  This acquisition significantly expands our worldwide presence, adding 13 offices throughout Canada together with offices in the United Kingdom and India.  We also acquired a nuclear science and engineering firm that expands our service offerings to the federal government and commercial clients in the energy market.  Both of these acquisitions are part of our environmental consulting services segment.  The initial purchase price for these acquisitions, which is subject to adjustment, was financed with available cash resources and approximately $80 million of borrowings under our revolving credit facility.

4.                                      Stockholders’ Equity and Stock Compensation Plans

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123R”), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2009 and 2008 was $2.0 million and $1.7 million, respectively.  These amounts were primarily included in selling, general and administrative (“SG&A”) expenses in our condensed consolidated statements of income.  In the first quarter of fiscal 2009, we granted 983,200 stock options with an exercise price of $16.98 and an estimated weighted-average fair value of $6.10.

5.                                      Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, less unvested restricted stock for the period.  Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted-average dilutive effects of outstanding stock options and unvested restricted stock using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 28, 2008	December 30, 2007
	(in thousands, except per share data)

Numerator:
Net income	$16,308	$12,900

Denominator for basic earnings per share	59,736	58,313

Denominator for diluted earnings per share:
Denominator for basic earnings per share	59,736	58,313
Potential common shares – stock options	539	850
Denominator for diluted earnings per share	60,275	59,163

Earnings per share:
Basic	$0.27	$0.22
Diluted	$0.27	$0.22

For the first quarters of fiscal 2009 and 2008, 2.9 million and 2.5 million stock options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

6.                                      Income Taxes

We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal years 1997 through 2004 and the California Franchise Tax Board (“FTB”) for fiscal years 2001 through 2003 related to research and experimentation credits (“R&E Credits”).  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held pending completion of the IRS examination.  The estimated realizable refunds have been classified as non-current income taxes receivable on our condensed consolidated balance sheets.  We have initiated an analysis for the tax years subsequent to the periods under audit to determine if we are entitled to claim R&E Credits for these years.  Accordingly, we may, in subsequent periods, file amended tax returns and reflect the estimated realizable R&E Credits in our consolidated financial statements.

We are currently in the IRS appeals process for fiscal years 1997 through 2004.  During the third quarter of fiscal 2008, we received a Notice of Proposed Assessment (“NOPA”) from the FTB related to fiscal 2001 through 2003.  We have protested the position in the NOPA.  Management believes that it is reasonably possible we will reach a resolution of the issues for fiscal years 1997 through 2001 under appeal with the IRS in the next 12 months.  If the resolution is favorable, the change in unrecognized tax benefits could be significant and we could receive a significant cash refund.  However, if the resolution is unfavorable, there may be a material adverse effect on our financial results as a result of an increase in income tax expense, but no material impact on our cash flow in future periods.  At this time, we cannot predict the outcome of the NOPA.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 1997.

7.                                      Reportable Segments

Prior to fiscal 2009, we managed our business in three reportable segments: resource management, infrastructure and communications.  In fiscal 2006, we developed and began implementing a plan to consolidate our operating units and re-align our management structure.  In the first quarter of fiscal 2009, we completed the implementation and began reporting under four new reportable segments with reclassification of the prior year results to conform to the new basis of presentation.

Each of the new reportable segments is comprised of similar activities that focus on the services it provides, the markets it serves, the distribution method of its services, its contracting mechanisms, the organization and execution of its projects, the education and discipline of its workforce, and the metrics by which its client projects and staff are measured.  In addition, each of the operating groups, which are also our reportable segments is managed by its own president, each of whom has direct responsibility for the segment’s respective units and directly reports to our Chief Executive Officer, who is our chief operating decision maker (“CODM”).  The CODM regularly reviews the four reportable segments, allocates resources to these segments and assesses the individual segment performance.  The reportable segments are as follows:

Environmental Consulting Services (“ECS”).  ECS provides front-end science and consulting services and project management skills in the areas of water resources, groundwater services, watershed management, mining and geotechnical sciences, environmental management, and information technology and modeling consulting.

Technical Support Services (“TSS”).  TSS advises clients, studies, designs and implements projects, and conducts research in the areas of remedial and developmental planning, regulatory consulting, climate change and carbon management services, disaster management, systems test and support services, and program management for complex federal government and international development projects.

Engineering and Architecture Services (“EAS”).  EAS provides engineering, architecture, interior and exterior design, Leadership in Energy and Environmental Design (“LEED”), and program administration services for projects that include water and wastewater conveyance and treatment, building construction, land development and transportation services.

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance projects focused on federal construction, communications development and construction, environmental remediation including unexploded ordnance (“UXO”) and wetland restoration, and energy projects including nuclear engineering as well as wind and other alternative energies.

Management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of amortization expense related to acquisitions and other unallocated corporate expenses.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the cost of the services performed.  All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning our reportable segments (for and as of the periods noted below):

Reportable Segments:

	ECS	TSS	EAS	RCM	Total
			(in thousands)
Three months ended December 28, 2008:
Revenue	$129,256	$125,877	$84,656	$317,215	$657,004
Revenue, net of subcontractor costs	87,750	76,490	64,295	101,491	330,026
Gross profit	15,619	14,930	12,866	20,926	64,341
Segment income from operations	8,727	8,706	4,301	9,514	31,248
Depreciation expense	660	175	550	1,847	3,232

Three months ended December 30, 2007:
Revenue	$110,207	$99,816	$74,758	$199,613	$484,394
Revenue, net of subcontractor costs	76,271	63,870	61,972	75,048	277,161
Gross profit	14,835	11,410	12,438	17,566	56,249
Segment income from operations	8,176	6,478	4,210	6,194	25,058
Depreciation expense	486	246	523	1,288	2,543

Total assets by segment were as follows:

	December 28, 2008	September 28, 2008
	(in thousands)

Environmental consulting services	$313,424	$314,331
Technical support services	207,313	205,981
Engineering and architecture services	96,123	92,886
Remediation and construction management	378,876	368,452
Total assets	$995,736	$981,650

Reconciliations:

	Three Months Ended
	December 28, 2008	December 30, 2007
	(in thousands)
Revenue
Revenue from reportable segments	$657,004	$484,394
Elimination of inter-segment revenue	(18,321)	(14,007)
Total consolidated revenue	$638,683	$470,387

Income from operations
Segment income from operations	$31,248	$25,058
Other expense (1)	(913)	(995)
Amortization of intangibles	(1,719)	(1,352)
Total consolidated income from operations	$28,616	$22,711

	December 28, 2008	September 28, 2008
	(in thousands)
Assets
Total assets of reportable segments	$995,736	$981,650
Total assets not allocated to segments and eliminations	50,793	72,477
Total assets from discontinued operations	2,418	2,418
Total assets	$1,048,947	$1,056,545

(1)                       Other expense includes corporate costs not allocable to segments.

Major Clients:

Other than the federal government, we had no single client that accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table presents revenue by client sector:

	Three Months Ended
	December 28, 2008	December 30, 2007
	(in thousands)
Client Sector
Federal government	$284,327	$264,205
State and local government	71,062	82,568
Commercial	276,062	121,631
International (1)	7,232	1,983
Total	$638,683	$470,387

(1)                       Includes revenue generated from our international clients.  Revenue related to projects performed in foreign countries for U.S. government and commercial clients was reported as part of our federal government and commercial client sectors, respectively.

8.                                      Comprehensive Income

We include two components in comprehensive income: net income during a period and other comprehensive income.  Other comprehensive income consists of translation gains and losses from subsidiaries with functional currencies different than our reporting currency.

Comprehensive income was $16.3 million and $12.9 million for the first quarters of fiscal 2009 and 2008, respectively.  For the same periods, we realized an insignificant net translation loss and gain, respectively.

9.                                      Commitments and Contingencies

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  The court entered the judgment in January 2008.  It also required AMT to post a $1 million bond which has been done.  In July 2008, the Common Pleas Court of Montgomery County issued a decision in response to AMT’s post-trial motions.  AMT’s motion for judgment notwithstanding the verdict was denied and AMT’s motion for a new trial was conditionally denied.  AMT’s motion for remittitur was conditionally granted.  The court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  If ITC chose not to accept the remittitur, the court would grant AMT’s motion for new trial on damages.  ITC filed a notice that it accepted the remittitur, and AMT timely filed a notice of appeal.  The trial court has not ruled on ITC’s motion for prejudgment interest or attorneys fees.  Because the trial court made its post-trial decision a final appealable order, yet did not dispose of ITC’s motion for attorneys fees or prejudgment interest, it does not appear that the court of appeals has jurisdiction. The parties filed motions with the court of appeals for clarification.  In the meantime, the appeals court has remanded the case back to the trial court to review prejudgment interest and attorney fees.  We believe that a reasonably possible range of exposure is from $0 to approximately $13 million.  As of December 28, 2008, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor the terms of their indemnification agreement with us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

On July 25, 2008, a domestic real estate investment trust (the “REIT”) that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia (the “Court”).  Subsequently, an amended complaint was filed.  The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. The suit seeks as much as $21 million in damages (comprised of $7 million in damages, as well as Racketeer Influenced and Corrupt Organizations Act (“RICO”) damages) plus interest and legal fees.  Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously.  On October 23, 2008, we filed cross and counter-claims against the REIT and our former employee and third-party claims against another entity and that entity’s principal.  Our claims allege that we were defrauded in connection with work we performed for the REIT and seek as much as $7.2 million in damages.  We have been advised by counsel that based on their review to date, there are significant legal and factual defenses to the claim that we are liable for treble damages under the RICO statute.  This matter has been stayed by the Court until other related cases are resolved.  We have accrued as of December 28, 2008 our best estimate of a liability related to this matter.  We do not expect the ultimate outcome to have a material adverse effect on our financial position, results of operations or cash flows.

10.                               Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157 was issued, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active.  The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption.  Our adoption of SFAS 157 on September 29, 2008 was limited to financial assets and liabilities and had no impact on our consolidated financial statements in the first quarter of fiscal 2009.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities in our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 became effective for us as of the beginning of our fiscal year 2009.  We did not elect the fair value option for any financial assets or liabilities during the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  For any acquisitions completed after our fiscal 2009, we expect SFAS 141R will have an impact on our consolidated financial statements, however; the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

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

In December 2007, Emerging Issues Task Force (“EITF”) 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations.  We do not believe that the adoption of EITF 07-01 will have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 will be effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for us). We are currently assessing the effect of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements.  This recognizes the preparers’ responsibilities for selecting the accounting principles for their financial statements.  The adoption of SFAS 162 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1, which is applied retrospectively, is effective for us in fiscal 2010.  We are currently assessing the effect of FSP EITF 03-6-1 on our consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We do not believe the adoption of EITF 08-6 will have a material impact on our consolidated financial statements.

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

OVERVIEW

We are a leading provider of consulting, engineering, program management, construction and technical services focusing on resource management, infrastructure and the environment.  We serve our clients by providing cost-effective and innovative solutions to fundamental needs for water, environmental and energy services.  We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  Today we are a full-service company with a global reach in the areas of water programs, environmental management and remediation, energy and supporting infrastructure.  We continue to focus on organic and acquisitive growth to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of January 2009, we had approximately 10,000 employees worldwide, located primarily in North America.

We derive revenue from fees for professional, technical, project management and construction services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.

We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
	December 28,	December 30,
	2008	2007
Client Sector
Federal government	42.9%	45.8%
State and local government	15.3	20.2
Commercial	40.0	33.4
International	1.8	0.6
	100.0%	100.0%

Prior to fiscal 2009, we managed our business in three reportable segments: resource management, infrastructure and communications.  In fiscal 2006, we developed and began implementing a plan to consolidate our operating units and re-align our management structure.  In the first quarter of fiscal 2009, we completed the implementation and began reporting under four new reportable segments with reclassification of the prior year results to conform to the new basis of presentation.

Each of the new reportable segments is comprised of similar activities that focus on the services it provides, the markets it serves, the distribution method of its services, its contracting mechanisms, the organization and execution of its projects, the education and discipline of its workforce, and the metrics by which its client projects and staff are measured.  In addition, each of the operating groups, which are also our reportable segments is managed by its own president, each of whom has direct responsibility for the segment’s respective units and directly reports to our Chief Executive Officer, who is our CODM.  The CODM regularly reviews the four reportable segments, allocates resources to these segments and assesses the individual segment performance.  The reportable segments are as follows:

Environmental Consulting Services.  ECS provides front-end science and consulting services and project management skills in the areas of water resources, groundwater services, watershed management, mining and geotechnical sciences, environmental management, and information technology and modeling consulting.

Technical Support Services.  TSS advises clients, studies, designs and implements projects, and conducts research in the areas of remedial and developmental planning, regulatory consulting, climate change and carbon management services, disaster management, systems test and support services, and program management for complex federal government and international development projects.

Engineering and Architecture Services.  EAS provides engineering, architecture, interior and exterior design, LEED, and program administration services for projects that include water and wastewater conveyance and treatment, building construction, land development and transportation services.

Remediation and Construction Management.  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance projects focused on federal construction, communications development and construction, environmental remediation including UXO and wetland restoration, and energy projects including nuclear engineering as well as wind and other alternative energies.

The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
	December 28,	December 30,
	2008	2007
Reportable Segment
Environmental consulting services	26.6%	27.5%
Technical support services	23.1	23.0
Engineering and architecture services	19.5	22.4
Remediation and construction management	30.8	27.1
	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
	December 28,	December 30,
	2008	2007
Contract Type
Fixed-price	38.4%	36.8%
Time-and-materials	41.4	41.8
Cost-plus	20.2	21.4
	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP, are included in our revenue when it is our responsibility to procure and manage these activities under a contract.  The grants are reported as part of our subcontractor costs on our condensed consolidated statements of income.  Because subcontractor services can change significantly from project to project and period to period, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

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

•                  The impairment of goodwill or identifiable intangible assets; and

•                  Changes in accounting rules.

We experience seasonal trends in our business.  Our revenue is typically lower in the first half of the fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer months that result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the federal government’s fiscal year-end spending.

BUSINESS TREND ANALYSIS

General.  Overall, we continued to deliver strong financial results in the first quarter of fiscal 2009, which reflected improvement compared to the same quarter last year.  Our performance was driven by our continuing focus on long-term value creation through the execution of our growth strategy.  We invested in business development activities to grow our business organically and made strategic acquisitions to enhance our service offerings and further expand our geographical presence.  In addition, we continued to implement and enforce project management policies and programs that focus on contract execution and risk management controls.  We also focused on cost control and the strategic management of our portfolio of businesses.

We anticipate that our business will grow at a moderate rate as we continue to emphasize organic growth and pursue complementary acquisitions that expand our geographic reach and increase the breadth of our services to address existing and emerging markets.  In addition, we expect that the various government stimulus plans aimed at jump-starting the economy and loosening the credit markets should be successful.  However, because the timing and magnitude of any potential benefit to our business from a stimulus plan remains uncertain, contributions from such plan have not been factored into our outlook or our guidance.  Furthermore, we expect a period of considerable weakness in the economy even if government intervention succeeds.  As such, we recognize that the current economic forces that have severely impacted both the domestic and international economies could affect our future work for the U.S. federal government, state and local governments, and commercial businesses, which constituted approximately 45%, 11% and 44% of our revenue in the first quarter of fiscal 2009, respectively.

Federal Government.  In the first quarter of fiscal 2009, our federal government business experienced revenue growth of 7.6% compared to the same quarter last year.  This growth was driven primarily by our USAID projects and domestic projects for the U.S. Department of Defense (“DoD”).  However, the wind-down of our Iraq-related projects for the DoD partially offset this growth.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  Accordingly, we anticipate that our federal government business will experience modest growth in fiscal 2009 compared to last fiscal year due primarily to our increased work with USAID, increased Base Realignment and Closure (“BRAC”) spending, and water resource and infrastructure projects with the U.S. Army Corps of Engineers (“USACE”) and other federal clients.  However, due to the DoD’s current funding practices on projects in Iraq as well as the changing geopolitical landscape in Iraq and the United States, we believe our revenue from Iraq-related projects will continue to decrease during the remainder of fiscal 2009.  While it has not occurred, some of our anticipated projects could be delayed or cancelled due to the diversion of federal government resources to the financial markets.

State and Local Government.  In the first quarter of fiscal 2009, our state and local government business experienced a revenue decline of 13.9% compared to the same quarter last year due primarily to the economic conditions described below.  The decline also resulted from the wind-down of a large construction management contract and the conclusion of a fiber-to-the-premises contract in the second quarter of fiscal 2008.  Many state and local government agencies are facing increasingly challenging economic conditions including budget deficits, declining tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally occur despite budget pressures, and we anticipate that infrastructure projects, especially those focused on the need for demand-driven water resource requirements, will be initiated and funded in fiscal 2009.  However, we expect that our state and local government business will continue to decline for the remainder of fiscal 2009.  We will remain vigilant in monitoring and evaluating state and local government budgets and will continue to assess any potential impact on our state and local government business, including the potential uncertainty of our clients’ ability to sell their infrastructure bonds and/or fund their ongoing operating requirements.

Commercial.  In the first quarter of fiscal 2009, our commercial business experienced robust growth of 127.0% compared to the same quarter last year.  This growth was driven by increased demand for our wind and other alternative energy services, as well as water programs.  To a lesser extent, our growth was attributable to environmental engineering and development projects.  We anticipate that our commercial business will experience growth in fiscal 2009 compared to fiscal 2008 due to existing backlog for wind and other alternative energy services, as well as water programs.  We also anticipate some growth in the transmission requirements for renewable energy sources.  Further, we expect our international commercial business to increase as a result of our recent acquisition.  However, we may experience lower revenue than anticipated if planned alternative energy projects are delayed or cancelled due to declining energy prices or other reasons.  Additionally, due to the current economic conditions, we may experience project delays and reduced workload from commercial clients for the remainder of fiscal 2009.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  As a result, we typically consummate a deal to acquire another business with a purchase price that results in the recognition of goodwill and other identifiable intangible assets.

In the first quarter of fiscal 2009, we made one acquisition that offers complementary technical expertise to enhance our USAID service offerings in the TSS segment.  In January 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design.  For its fiscal year ended September 30, 2008, Wardrop reported in excess of $120 million of revenue.  This acquisition significantly expands our worldwide presence, adding 13 offices throughout Canada together with offices in the United Kingdom and India.  We also acquired a nuclear science and engineering firm that expands our service offerings to the federal government and commercial clients in the energy market.  Both of these acquisitions are part of our ECS segment.  The initial purchase price for these acquisitions, which is subject to adjustment, was financed with available cash resources and approximately $80 million of borrowings under our revolving credit facility.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may continue to divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in the first quarters of fiscal 2008 and 2009.

RESULTS OF OPERATIONS

Overall, our results for the first quarter of fiscal 2009 improved compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  We continued to experience revenue growth across all segments, particularly from wind energy and water programs.  To a lesser extent, international development, environmental remediation and environmental engineering and development projects contributed to our growth.  However, reduced activity on reconstruction and UXO projects in Iraq partially offset this growth.

CONSOLIDATED RESULTS

	Three Months Ended
	December 28,	December 30,	Change
	2008	2007	$	%
	($ in thousands)

Revenue	$638,683	$470,387	$168,296	35.8%
Subcontractor costs	(308,657)	(193,226)	(115,431)	(59.7)
Revenue, net of subcontractor costs	330,026	277,161	52,865	19.1

Other contract costs	(265,685)	(220,912)	(44,773)	(20.3)
Gross profit	64,341	56,249	8,092	14.4

Selling, general and administrative expenses	(35,725)	(33,538)	(2,187)	(6.5)
Income from operations	28,616	22,711	5,905	26.0

Interest expense — net	(916)	(660)	(256)	(38.8)
Income before income tax expense	27,700	22,051	5,649	25.6

Income tax expense	(11,392)	(9,151)	(2,241)	(24.5)

Net income	$16,308	$12,900	$3,408	26.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.5)	(79.7)
Gross profit	19.5	20.3
Selling, general and administrative expenses	(10.8)	(12.1)
Income from operations	8.7	8.2

Interest expense — net	(0.3)	(0.2)
Income before income tax expense	8.4	8.0

Income tax expense	(3.5)	(3.3)

Net income	4.9%	4.7%

Revenue increased $168.3 million, or 35.8%, in the first quarter of fiscal 2009 compared to the same quarter last year.  We experienced growth across all segments primarily from organic revenue.  Our federal government business continued to grow principally due to increased activity on international development projects for USAID and domestic projects for the DoD, U.S. Environmental Protection Agency (“EPA”), Federal Aviation Agency (“FAA”) and other federal agencies.  This growth, in large part, was offset by the wind-down of our Iraq-related projects for the DoD.  Our commercial business continued to experience strong growth driven by demand for our wind, water, and environmental engineering and development services.  This growth was partially offset by a revenue decline from our state and local government clients.

Revenue, net of subcontractor costs, increased $52.9 million, or 19.1%, in the first quarter of fiscal 2009 compared to the same quarter last year, for the reasons described above.  The growth rate did not keep pace with our revenue growth due, in large part, to higher subcontracting activities on our wind energy programs and certain federal government work related to our DoD and USAID projects.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

Other contract costs increased $44.8 million, or 20.3%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The increase resulted primarily from additional costs incurred to support revenue growth.    As a percentage of revenue, net of subcontractor costs, other contract costs were 80.5% and 79.7% for the first quarters of fiscal 2009 and 2008, respectively.  The slight percentage increase was due to increased costs related to inclement weather, regulatory and project delays, subcontractor issues and project start-up costs.

Gross profit increased $8.1 million, or 14.4%, in the first quarter of fiscal 2009 compared to the same quarter last year for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.5% and 20.3% for the first quarters of fiscal 2009 and 2008, respectively.  The percentage decrease resulted from the cost increases noted above, partially mitigated by favorable claim settlements and higher profit margins on certain wind energy, water, telecommunications and international development projects.

SG&A expenses increased $2.2 million, or 6.5%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The increase resulted from our business growth, partially offset by contained spending.  As a percentage of revenue, net of subcontractor costs, SG&A expenses were 10.8% and 12.1% for the first quarters of fiscal 2009 and 2008, respectively.

Net interest expense increased $0.3 million, or 38.8%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The increase resulted from lower interest income from short-term cash investments due to lower interest rates, but was partially mitigated by lower interest expense on our borrowings also due to lower interest rates.

Income tax expense increased $2.2 million, or 24.5%, in the first quarter of fiscal 2009 compared to the same quarter last year due to higher income.  Our effective tax rate was 41.1% and 41.5% in the first quarters of fiscal 2009 and 2008, respectively.

ADDITIONAL INFORMATION BY REPORTABLE SEGMENT

Environmental Consulting Services

	Three Months Ended
	December 28,	December 30,	Change
	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$87,750	$76,271	$11,479	15.1%
Other contract costs	(72,131)	(61,436)	(10,695)	(17.4)
Gross profit	$15,619	$14,835	$784	5.3%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(82.2)	(80.5)
Gross profit	17.8%	19.5%

Revenue, net of subcontractor costs, increased $11.5 million, or 15.1%, in the first quarter of fiscal 2009 compared to the same quarter last year.  Approximately half of this growth was contributed by our strategic acquisitions.  Our commercial business, particularly a large environmental engineering and development project, and, to a lesser extent, our state and local government business, contributed the balance.  Our federal government business experienced a slight decline due to the wind-down of certain large projects with the DoD, which was partially offset by increased activity on FAA projects.

Other contract costs increased $10.7 million, or 17.4%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The cost increase largely corresponded to the increase in revenue, net of subcontractor costs.  As a percentage of revenue, net of subcontractor costs, other contract costs were 82.2% and 80.5% for the first quarters of fiscal 2009 and 2008, respectively.  The percentage increase resulted from increased costs on certain fixed-price projects caused by inclement weather, regulatory delays and subcontractor issues.

Gross profit increased $0.8 million, or 5.3%, in the first quarter of fiscal 2009 compared to the same quarter last year for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 17.8% and 19.5% for the first quarters of fiscal 2009 and 2008, respectively.

Technical Support Services

	Three Months Ended
	December 28,	December 30,	Change
	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$76,490	$63,870	$12,620	19.8%
Other contract costs	(61,560)	(52,460)	(9,100)	(17.3)
Gross profit	$14,930	$11,410	$3,520	30.9%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.5)	(82.1)
Gross profit	19.5%	17.9%

Revenue, net of subcontractor costs, increased $12.6 million, or 19.8%, in the first quarter of fiscal 2009 compared to the same quarter last year.  Approximately half of this growth was contributed by our strategic acquisitions.  Our federal government work, which comprises three-quarters of TSS’ business, contributed the balance.  We experienced increased demand for our international development services for USAID, one of our largest clients.

Other contract costs increased $9.1 million, or 17.3%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The increase resulted primarily from additional costs incurred to support revenue, net of subcontractor costs.  However, in the first quarter of fiscal 2009, as a percentage of revenue, net of subcontractor costs, other contract costs decreased to 80.5% from 82.1% for the same period last year, due to improved project performance.

Gross profit increased $3.5 million, or 30.9%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The dollar increase was driven primarily by revenue growth.  As a percentage of revenue, net of subcontractor costs, gross profit was 19.5% and 17.9% for the first quarters of fiscal 2009 and 2008, respectively, due to higher-margin international development projects.

Engineering and Architecture Services

	Three Months Ended
	December 28,	December 30,	Change
	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$64,295	$61,972	$2,323	3.7%
Other contract costs	(51,429)	(49,534)	(1,895)	(3.8)
Gross profit	$12,866	$12,438	$428	3.4%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(80.0)	(79.9)
Gross profit	20.0%	20.1%

Revenue, net of subcontractor costs, increased $2.3 million, or 3.7%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The increase was driven by our strategic acquisitions and demand for our engineering design services overseas.  The increase was partially offset by a decline in both our commercial business due to the slowdown in the real estate market and our state and local government business resulting from budget deficits.

Other contract costs increased $1.9 million, or 3.8%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The cost increase tracked our increase in revenue, net of subcontractor costs.  The increase was partially mitigated by reduced labor and overhead costs, which corresponded to revenue declines in our commercial, and state and local government businesses.  As a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 79.9% for the first quarters of fiscal 2009 and 2008, respectively.

Gross profit increased $0.4 million, or 3.4%, in the first quarter of fiscal 2009 compared to the same quarter last year for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.0% and 20.1% for the first quarters of fiscal 2009 and 2008, respectively.

Remediation and Construction Management

	Three Months Ended
	December 28,	December 30,	Change
	2008	2007	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$101,491	$75,048	$26,443	35.2%
Other contract costs	(80,565)	(57,482)	(23,083)	(40.2)
Gross profit	$20,926	$17,566	$3,360	19.1%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2008	December 30, 2007

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.4)	(76.6)
Gross profit	20.6%	23.4%

Revenue, net of subcontractor costs, increased $26.4 million, or 35.2%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The growth was driven by demand in our commercial business in this segment for wind energy and water programs.  Our commercial business more than doubled compared to the same period last year.  This growth was partially offset by a decline in our state and local government business due to budget deficits and the conclusion of a fiber-to-the-premises contract in the second quarter of fiscal 2008.  Further, our federal government business experienced a slight decline due to reduced workload on Iraq-related projects, which was offset by domestic projects with the DoD.

Other contract costs increased $23.1 million, or 40.2%, in the first quarter of fiscal 2009 compared to the same quarter last year.  The dollar increase largely supported the growth in revenue, net of subcontractor costs.  We also recognized additional contract costs caused by inclement weather, subcontractor issues, scheduling delays and project start-up costs.  Further, in the first quarter of fiscal 2008, we recognized a gain related to project equipment disposals following the close-out of a few contracts.  As a result, other contract costs, as a percentage of revenue, net of subcontractor costs, increased to 79.4% from 76.6% for the same quarter last year.

Gross profit increased $3.4 million, or 19.1%, in the first quarter of fiscal 2009 compared to the same quarter last year for the reasons described above.  As a percentage of revenue, net of subcontractor costs, gross profit was 20.6% and 23.4% for the first quarters of fiscal 2009 and 2008, respectively.  The percentage decrease resulted from the cost increases noted above, partially mitigated by a favorable claim settlement on our Iraq-related projects and our higher margins on certain commercial wind energy, water and telecommunications projects.

Liquidity and Capital Resources

The following discussion generally reflects the impact of both continuing and discontinued operations unless otherwise noted.

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures, and debt services requirements, as well as to fund acquisitions.  We expect our operating activities to use cash in the first fiscal quarter due to annual payments for year-end employee compensation and a slowdown in cash collections on accounts receivable during the holiday season. It is anticipated that operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our capital requirements for the next 12 months.

Working Capital.  As of December 28, 2008, our working capital increased $36.0 million, or 15.5%, compared to last fiscal year-end.  The increase was driven by a decline in our current liabilities due to payments related to year-end employee compensation and subcontractor accruals, partially offset by advance payments received on contract work.  Our current assets slightly declined because of a decrease in our cash and cash equivalents, primarily offset by an increase in accounts receivable caused by milestone billing requirements on certain large fixed-price contracts.  As of December 28, 2008, our cash and cash equivalents decreased $21.8 million, or 42.8%, compared to last fiscal year-end.

Operating Activities.  For the first quarter of fiscal 2009, our net cash used in operating activities was $27.7 million, an increase of $9.6 million, or 52.8%, compared to the same quarter last year.  The increase in cash outflows resulted largely from increased payments for year-end employee compensation and an increase in accounts receivable due to milestone billing requirements on certain large fixed-price contracts.  This increase was partially offset by lower estimated income tax payments.

Investing Activities.  For the first quarter of fiscal 2009, our net cash used in investing activities was $10.5 million, a decrease of $25.6 million, or 70.9%, compared to the same quarter last year.  The decrease was due to payments for our ARD acquisition in fiscal 2008.  Our capital expenditures were $3.2 million, a decrease of $1.1 million, or 25%, compared to the same quarter last year.  The decrease resulted from the timing of the replacement of obsolete equipment and requirements of new equipment for project execution.

Financing Activities.  For the first quarter of fiscal 2009, our net cash provided by financing activities was $16.4 million, an increase of $20.8 million, or 475.4%, compared to $4.4 million in net cash used in financing activities for the same quarter last year.  Our borrowings, net of payments, were approximately $20 million higher in the first quarter of fiscal 2009 compared to the same period last year due to business growth.  In January 2009, we borrowed approximately $80 million for our recent acquisitions.

Debt Financing.  In March 2007, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility.  Other than the increased capacity under the Facility and improved pricing rate structure, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  In May 2008 and January 2009, we entered into amendments to the Credit Agreement solely to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions.  There was no change to the overall size of the Facility.  As of December 28, 2008, we had $61.0 million in outstanding borrowings, $32.8 million in standby letters of credit and $206.2 million in availability under the Facility.

The Credit Agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of December 28, 2008, our consolidated leverage ratio was 0.79x, and our fixed charge coverage ratio was 3.16x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of December 28, 2008, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.  However, the current weak general economic conditions may impact our client base, our clients’ creditworthiness and our ability to collect cash to meet our operating needs.

Tax Claims.  We are currently under examination by the IRS for fiscal years 1997 through 2004 and the FTB for fiscal years 2001 through 2003 related to R&E Credits.  In addition, during fiscal 2002, the IRS approved our request to change the accounting method for revenue recognition for income tax purposes for some of our businesses.  In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim R&E Credits and to claim refunds due under the newly approved accounting method.  At the time the refund claims were filed, we were under examination by the IRS for those years.  The claimed refunds are being held pending completion of the IRS examination.  The estimated realizable refunds have been classified as non-current income taxes receivable on our condensed consolidated balance sheets.  We are currently in the IRS appeals process related to the R&E Credit and the accounting method for revenue recognition for fiscal years 1997 through 2004.  During the third quarter of fiscal 2008, we received a NOPA from the FTB related to R&E Credits for fiscal 2001 through 2003.  We have protested the position in the NOPA.  If both the R&E Credits and change in accounting method matters are decided unfavorably, there may be a material adverse effect on our financial results but no material impact on our cash flow in future periods.  However, if the resolution is favorable, the change in unrecognized tax benefits could be significant, and we could receive a significant cash refund.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.  To date, there have been no material changes in our critical accounting policies as reported in our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We currently utilize no derivative financial instruments that expose us to significant market risk.  We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.0% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or earlier at our discretion upon payment in full of loans and other obligations.

We anticipate repaying $3.9 million of our outstanding indebtedness in the next 12 months, of which $2.3 million relates to the guaranteed earn-out payment associated with the DGI acquisition and $1.6 million relates to other debt. Assuming we do repay the remaining $1.6 million ratably during the next 12 months and hold $61.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.6 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 28, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  The court entered the judgment in January 2008.  It also required AMT to post a $1 million bond which has been done.  In July 2008, the Common Pleas Court of Montgomery County issued a decision in response to AMT’s post-trial motions.  AMT’s motion for judgment notwithstanding the verdict was denied and AMT’s motion for a new trial was conditionally denied.  AMT’s motion for remittitur was conditionally granted.  The court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  If ITC chose not to accept the remittitur, the court would grant AMT’s motion for new trial on damages.  ITC filed a notice that it accepted the remittitur, and AMT timely filed a notice of appeal.  The trial court has not ruled on ITC’s motion for prejudgment interest or attorneys fees.  Because the trial court made its post-trial decision a final appealable order, yet did not dispose of ITC’s motion for attorneys fees or prejudgment interest, it does not appear that the court of appeals has jurisdiction.  The parties filed motions with the court of appeals for clarification.  In the meantime, the appeals court has remanded the case back to the trial court to review prejudgment interest and attorney fees.  We believe that a reasonably possible range of exposure is from $0 to approximately $13 million.  As of December 28, 2008, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor the terms of their indemnification agreement with us for any and all costs and damages related to this lawsuit pursuant to the terms of the purchase agreement.

On July 25, 2008, a REIT that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia (the “Court”).  Subsequently, an amended complaint was filed.  The suit alleges that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT.  The suit seeks as much as $21 million in damages (comprised of $7 million in damages, as well as RICO damages) plus interest and legal fees.  Based on the information gathered to date and on the advice of legal counsel, we believe we have defenses and potential counter-claims to the allegations raised by the REIT, and we intend to defend ourselves vigorously.  On October 23, 2008, we filed cross and counter-claims against the REIT and our former employee and third-party claims against another entity and that entity’s principal.  Our claims allege that we were defrauded in connection with work we performed for the REIT and seek as much as $7.2 million in damages.  We have been advised by counsel that based on their review to date, there are significant legal and factual defenses to the claim that we are liable for treble damages under the RICO statute.  This matter has been stayed by the Court until other related cases are resolved.  We have accrued as of December 28, 2008, our best estimate of a liability related to this matter.  We do not expect the ultimate outcome to have a material adverse effect on our financial position, results of operations or cash flows.

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

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the first quarter of fiscal 2009, we generated 58.2% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 42.9% of our revenue, net of subcontractor costs, in the first quarter of 2009 from the following agencies: 24.0% from the DoD, 9.2% from USAID and 9.7% from other U.S. federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented 24.0% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2009.  In the first quarter of fiscal 2009, we experienced a revenue decline for project management reconstruction and UXO services in Iraq compared to the same period last year.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource U.S. federal government jobs to the private sector, these spending levels may not be sustainable, particularly with the Iraq-related work.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations.  Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide service.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulations (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”) and DoD security regulations, as well as many other rules and regulations.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.

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

Our government contracts may give the government the right to modify, delay, curtail or terminate our contracts at its convenience at any time prior to their completion and, if we do not replace these contracts, we may suffer a decline in revenues

Government projects in which we participate as a contractor or subcontractor may extend for several years.  Generally, government contracts include the right to modify, delay, curtail or terminate contracts and subcontracts at the government’s convenience any time prior to their completion.  Any decision by a government client to modify, delay, curtail or terminate our contracts at their convenience may result in a decline in revenues.

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

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business

As primarily a professional and technical services company, we are labor-intensive and therefore our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  With limited exceptions, we do not have employment agreements with any of these individuals.  The loss of the services of any of these key personnel could adversely affect our business.  Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies.  Further, many of our non-compete agreements have expired.  We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

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

Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue, costs and other technical issues.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables.  Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance.  If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

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

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of December 28, 2008, our goodwill was $225.8 million and other intangible assets were $14.5 million.  We are required to perform a goodwill and intangible asset impairment test for potential impairment at least on an annual basis.  This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as the interpretation of current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

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

Adverse resolution of an IRS or other tax authority examination process may harm our financial results

We are currently in the IRS appeals process for fiscal years 1997 through 2004, related to R&E Credits and the accounting method for revenue recognition.  We are also currently under examination by the FTB for fiscal years 2001 through 2003.  During the third quarter of fiscal 2008, we received a NOPA from the FTB related to R&E Credits for fiscal 2001 through 2003.  We have protested the position in the NOPA.  One significant matter raised by the IRS and FTB relates to the R&E Credit that we claimed during the years under examination.  The amount of credits recognized for financial statement purposes represents the amount that we estimate will be ultimately realizable.  Should the IRS and/or the FTB determine that the amount of R&E Credits to which we are entitled is more or less than the amount recognized, we will recognize an adjustment to the income tax accounts on the consolidated financial statements in the period in which the determination is made.  This may have a material adverse effect on our financial results but no material impact on our cash flow.  Another matter raised by the IRS relates to our tax accounting method for revenue recognition.  While resolution of this matter may shift the timing of tax payments, as this is a temporary difference, there should be no material adverse impact on our financial results upon resolution of this issue.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of December 28, 2008 was $1.8 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the first quarter of fiscal 2009, we generated 1.8% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project

We routinely enter into subcontracts and, occasionally, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily.  If any of our business partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for our business partners’ shortfall. If we are unable to adequately address our business partners’ performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation and reduced profit or loss on the project.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the first quarter of fiscal 2009, we generated 40.0% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

Changes in capital markets could adversely affect our access to capital and negatively impact our business

Our results could be adversely affected by a reduction in the volume of debt securities issued in domestic and/or global capital markets or an inability to access our $300 million revolving credit facility. Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance as well as impact certain issuers’ willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us. Our results could also be adversely affected because of public statements or actions by market participants, government officials and others who may be advocates of increased regulation, regulatory scrutiny or litigation.

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

We may be precluded from providing certain services due to conflict of interest issues

Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants.  U.S. federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor.  These policies, among other things, may prevent us from bidding for or performing government contracts resulting from or relating to certain work we have performed.  In addition, services performed for a commercial or government client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations.  We have, on occasion, declined to bid on projects due to conflict of interest issues.

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

If we do not successfully complete the implementation of our enterprise resource planning (“ERP”) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  In the first quarter of fiscal 2009, we converted a few operating units to our ERP system, and we plan to complete the conversion process in fiscal 2011. In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

In addition, we rely on third-party software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, which may increase our operational expense as well as disrupt the management of our business operation.

Item 6.                                   Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of January 20, 2009 among the Registrant and the lenders party thereto

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 30, 2009	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)