Form 10-Q
period 2009-03-29
TETRA TECH INC
filed 2009-05-01
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐   No  ☒

As of April 27, 2009, 60,222,957 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

	March 29, 2009	September 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,216	$50,902
Accounts receivable - net	560,157	625,786
Prepaid expenses and other current assets	50,004	36,774
Income taxes receivable	46,524	4,275
Deferred income taxes	—	2,316
Total current assets	698,901	720,053

PROPERTY AND EQUIPMENT:
Land and buildings	7,597	7,588
Equipment, furniture and fixtures	120,879	112,780
Leasehold improvements	13,448	10,804
Total	141,924	131,172
Accumulated depreciation and amortization	(74,076)	(69,784)
PROPERTY AND EQUIPMENT - NET	67,848	61,388

DEFERRED INCOME TAXES	—	6,498
INCOME TAXES RECEIVABLE	—	14,953
GOODWILL	298,194	221,545
INTANGIBLE ASSETS - NET	28,981	14,609
OTHER ASSETS	14,031	15,081
ASSETS OF DISCONTINUED OPERATION	1,415	2,418

TOTAL ASSETS	$1,109,370	$1,056,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$181,830	$223,304
Accrued compensation	74,683	101,699
Billings in excess of costs on uncompleted contracts	98,605	100,336
Deferred income taxes	17,650	—
Current portion of long-term obligations	4,333	3,926
Other current liabilities	66,826	58,634
Total current liabilities	443,927	487,899

DEFERRED INCOME TAXES	885	—
LONG-TERM OBLIGATIONS	99,983	53,292
OTHER LONG-TERM LIABILITIES	7,685	3,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of March 29, 2009 and September 28, 2008	—	—
Common stock – authorized, 150,000 shares of $0.01 par value; issued and outstanding, 60,219 and 59,875 shares as of March 29, 2009 and September 28, 2008, respectively	602	599
Additional paid-in capital	324,468	314,860
Accumulated other comprehensive income	258	15
Retained earnings	231,562	196,040
TOTAL STOCKHOLDERS’ EQUITY	556,890	511,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,109,370	$1,056,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue	$522,305	$461,386	$1,160,988	$931,773
Subcontractor costs	(190,091)	(174,035)	(498,748)	(367,261)
Revenue, net of subcontractor costs	332,214	287,351	662,240	564,512

Other contract costs	(265,893)	(229,583)	(531,578)	(450,495)
Gross profit	66,321	57,768	130,662	114,017

Selling, general and administrative expenses	(38,491)	(32,939)	(74,216)	(66,477)
Income from operations	27,830	24,829	56,446	47,540

Interest expense – net	(852)	(1,456)	(1,768)	(2,116)
Income before income tax expense	26,978	23,373	54,678	45,424

Income tax expense	(7,764)	(9,700)	(19,156)	(18,851)

Net income	$19,214	$13,673	$35,522	$26,573

Earnings per share:
Basic	$0.32	$0.23	$0.59	$0.45
Diluted	$0.32	$0.23	$0.59	$0.45

Weighted-average common shares outstanding:
Basic	60,014	58,601	59,832	58,412
Diluted	60,771	59,084	60,480	59,079

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$35,522	$26,573

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,485	8,374
Stock-based compensation	4,557	3,923
Excess tax benefits from stock-based compensation	(96)	(266)
Deferred income taxes	2,989	8,345
Provision for losses on contracts and related receivables	11,219	4,579
Exchange loss (gain)	117	(239)
Loss (gain) on disposal of property and equipment	24	(1,182)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	86,673	(583)
Prepaid expenses and other assets	(4,503)	(1,688)
Accounts payable	(57,081)	(19,143)
Accrued compensation	(27,016)	(9,659)
Billings in excess of costs on uncompleted contracts	(12,212)	20,577
Other liabilities	572	2,162
Income taxes receivable/payable	(6,634)	(15,483)
Net cash provided by operating activities	46,616	26,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,791)	(10,221)
Payments for business acquisitions, net of cash acquired	(94,688)	(53,951)
Proceeds from sale of discontinued operations	192	1,005
Proceeds from sale of property and equipment	122	1,721
Net cash used in investing activities	(104,165)	(61,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(69,365)	(31,275)
Proceeds from borrowings under long-term obligations	116,000	15,000
Excess tax benefits from stock-based compensation	96	266
Net proceeds from issuance of common stock	2,056	2,444
Net cash provided by (used in) financing activities	48,787	(13,565)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	76	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,686)	(48,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,902	76,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,216	$28,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,431	$2,445
Income taxes, net of refunds received	$22,683	$21,330

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 29, 2009, the condensed consolidated statements of income for the three and six months ended March 29, 2009 and March 30, 2008, and the condensed consolidated statements of cash flows for the six months ended March 29, 2009 and March 30, 2008 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The consolidated balance sheet as of September 28, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.  The results of operations for the three and six months ended March 29, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.  In the first quarter of fiscal 2009, we began reporting under four reportable segments with reclassification of prior year segment results to conform to the new basis of presentation.  Refer to Note 7, “Reportable Segments” for additional information.

Our international operating units have functional currencies that are different than our reporting currency.  Their functional currencies are typically based upon the currencies of the primary country in which they operate.  Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Translation gains or losses are reported as a component of “Accumulated other comprehensive income”.  Gains or losses from foreign currency transactions are included in results of operations, with the exception of inter-company foreign transactions that represent a long-term investment, which are recorded in “Accumulated other comprehensive income” on our condensed consolidated balance sheet as of March 29, 2009.

2.                                      Accounts Receivable – Net

Net accounts receivable consisted of the following:

	March 29, 2009	September 28, 2008
	(in thousands)

Billed	$301,648	$379,948
Unbilled	264,398	246,715
Contract retentions	22,919	20,649
Total accounts receivable – gross	588,965	647,312

Allowance for doubtful accounts	(28,808)	(21,526)
Total accounts receivable – net	$560,157	$625,786

Billings in excess of costs on uncompleted contracts	$98,605	$100,336

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of March 29, 2009 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances.

Billed accounts receivable related to federal government contracts were $104.7 million and $100.2 million as of March 29, 2009 and September 28, 2008, respectively.  The federal government unbilled receivables, net of progress payments, were $78.4 million and $88.6 million as of March 29, 2009 and September 28, 2008, respectively.  The federal government and one commercial client each accounted for more than 10% of our accounts receivable as of March 29, 2009 and September 28, 2008.

3.                                      Goodwill and Intangibles

In the first quarter of fiscal 2008, we acquired ARD, Inc. (“ARD”), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues.  ARD manages large, complex international development projects for its clients, predominantly the U.S. Agency for International Development (“USAID”).  This acquisition has continued our international expansion as it has increased our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our technical support services (“TSS”) segment.  The purchase price consisted of $41.5 million in cash payments.  In the second quarter of fiscal 2008, we made other acquisitions that have enhanced our service offerings and expanded our geographic reach in our engineering and architecture services (“EAS”) segment and environmental consulting services (“ECS”) segment.

In the second quarter of fiscal 2009, we acquired Wardrop Engineering, Inc. (“Wardrop”), a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our environmental consulting services segment. This acquisition significantly expands our worldwide presence, adding 13 offices throughout Canada and offices in the United Kingdom and India.  During the first half of fiscal 2009, we made other acquisitions that expand our service offerings to USAID in the TSS segment, and to the federal government and commercial clients in the ECS segment.  The initial purchase prices for these acquisitions, which are subject to adjustment, were financed with available cash resources and approximately $80 million of borrowings under our revolving credit facility.  No pro forma results are presented for the respective interim periods as the effect of these acquisitions was not material, individually or in the aggregate, to our condensed consolidated financial statements.

The changes in the carrying value of goodwill by segment for the six months ended March 29, 2009 were as follows:

	September 28, 2008	Goodwill Additions	Goodwill Adjustments	March 29, 2009
	(in thousands)

Environmental consulting services	$99,096	$70,303	$2,542	$171,941
Technical support services	53,552	3,704	—	57,256
Engineering and architecture services	14,854	—	100	14,954
Remediation and construction management	54,043	—	—	54,043
Total	$221,545	$74,007	$2,642	$298,194

The goodwill additions are attributable to the fiscal 2009 acquisitions described above.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The goodwill adjustments reflect earn-out payments, agreed upon net asset adjustments, and the final purchase price allocations associated with prior acquisitions.  The purchase price allocation related to the Wardrop acquisition is preliminary, and subject to adjustment based on the valuation and final determination of the net assets acquired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of March 29, 2009 and September 28, 2008, included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	March 29, 2009		September 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$3,168	$(641)	$1,472	$(368)
Customer relations	17,137	(1,867)	5,746	(897)
Backlog	24,733	(13,549)	19,310	(10,654)
Total	$45,038	$(16,057)	$26,528	$(11,919)

For the six months ended March 29, 2009, $1.7 million, $11.4 million and $5.4 million were assigned to non-compete agreements, customer relations and backlog, respectively, related to the acquisitions described above.  For the three months ended March 29, 2009 and March 30, 2008, amortization expense for acquired identifiable intangible assets with finite useful lives was $2.4 million and $1.1 million, respectively.  For the six months ended March 29, 2009 and March 30, 2008, amortization expense was $4.1 million and $2.5 million, respectively.  Estimated amortization expense for the remainder of fiscal 2009 and the succeeding years is as follows:

Amount
(in thousands)

2009	$5,069
2010	8,406
2011	6,288
2012	3,415
2013	2,035
2014	1,644
2015	1,613
2016	511

4.                                      Stockholders’ Equity and Stock Compensation Plans

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123R”), Share-Based Payment (revised 2004).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  For the three and six months ended March 29, 2009, stock-based compensation expense was $2.5 million and $4.6 million, compared to $2.2 million and $3.9 million for the same periods last year, respectively.  These amounts were primarily included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the second quarter of fiscal 2009, we granted 49,000 stock options with exercise prices ranging from $20.34 to $22.40 per share and an estimated weighted-average fair value of $9.32 per share.  For the six months ended March 29, 2009, we granted 1,032,200 stock options with exercise prices ranging from $16.98 to $22.40 per share and an estimated weighted-average fair value of $7.58 per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands, except per share data)

Numerator:
Net income	$19,214	$13,673	$35,522	$26,573

Denominator for basic earnings per share	60,014	58,601	59,832	58,412

Denominator for diluted earnings per share:
Denominator for basic earnings per share	60,014	58,601	59,832	58,412
Potential common shares – stock options	757	483	648	667
Denominator for diluted earnings per share	60,771	59,084	60,480	59,079

Earnings per share:
Basic	$0.32	$0.23	$0.59	$0.45
Diluted	$0.32	$0.23	$0.59	$0.45

For the three and six months ended March 29, 2009, 2.4 million and 2.6 million common stock options were excluded from the calculation of dilutive potential common shares, compared to 3.5 million and 4.0 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

6.                                      Income Taxes

In 2002, we filed amended tax returns for fiscal years 1997 through 2000 to claim research and experimentation credits (“R&E Credits”) and to claim refunds due under an approved tax accounting method change for revenue recognition.  At the time the refund claims were filed, we were under examination by the Internal Revenue Service (“IRS”) for those years.  The claimed refunds were held pending completion of the IRS examination.  In the second quarter of fiscal 2009, we received notification from the IRS that our appeals settlement was approved for fiscal years 1997 through 2001.  In the third quarter of fiscal 2009, we received the cash refund of $39.8 million from the IRS settlement, which included interest.  The amount of the settlement exceeded the amount of the receivable previously recognized in our financial statements.  We have recorded a benefit of $3.3 million in income tax expense in the second quarter of fiscal 2009 to reflect the settlement adjustment and an adjustment to certain unrecognized tax benefits (including related interest) for the fiscal years subsequent to the settlement.  These adjustments reduced our effective tax rate from 41.1% for the first quarter of fiscal 2009 to 28.8% and to 35.0% for the three and six months ended March 29, 2009, respectively.

As a result of the settlement described above, we adjusted certain unrecognized tax benefits and reclassified various balance sheet amounts to reflect our tax position as of March 29, 2009.  The total adjustment to unrecognized tax benefits was a net decrease of $27.7 million, resulting in a balance of $11.2 million as of March 29, 2009.  Included in this balance were approximately $5 million of tax benefits that, if recognized, would affect our income tax provisions.  Our current deferred income tax liability of $17.7 million as of March 29, 2009 increased from September 28, 2008 primarily because of the recognition of previously unrecognized tax benefits related to our tax accounting method for revenue recognition.  The current tax receivable of $46.5 million as of March 29, 2009 includes the $39.8 million receivable from the IRS associated with the settled years.

We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the California Franchise Tax Board (“FTB”) for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  If the resolution is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.

We have initiated and are conducting studies for the tax years subsequent to fiscal 2004 to determine if we are entitled to claim federal and state R&E Credits for those years.  We expect to substantially complete the studies in the second half of fiscal 2009 and will consider filing amended tax returns to claim any credits.  Due to the complexities of the R&E studies, we do not yet have sufficient information to reasonably estimate the income tax benefit of any unclaimed R&E Credits for tax years subsequent to fiscal 2004.

7.                                      Reportable Segments

In the first quarter of fiscal 2009, we began reporting under four new reportable segments with reclassification of the prior year segment results to conform to the new basis of presentation.  Each of the new reportable segments is comprised of similar activities that focus on the services it provides, the markets it serves, the distribution method of its services, its contracting mechanisms, the organization and execution of its projects, the education and discipline of its workforce, and the metrics by which its client projects and staff are measured.  In addition, each of our operating groups, which are also our reportable segments, is managed by its own president, who has responsibility for the segment’s business units.  Each president directly reports to our Chief Executive Officer, who is our chief operating decision maker (“CODM”).  The CODM regularly reviews the four reportable segments, allocates resources to these segments and assesses each segment’s performance.  The reportable segments are as follows:

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

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance focused on federal construction, environmental remediation including unexploded ordnance (“UXO”) and wetland restoration, and energy projects including wind, nuclear engineering and other alternative energies, and communications development and construction.

Management evaluates the performance of these reportable segments based upon their respective income from operations before the effect of amortization expense related to acquisitions and other unallocated corporate expenses.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed.  All inter-company balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments:

	ECS	TSS	EAS	RCM	Total
	(in thousands)
Three months ended March 29, 2009:
Revenue	$142,288	$127,178	$79,756	$196,550	$545,772
Revenue, net of subcontractor costs	106,117	78,549	62,149	85,399	332,214
Gross profit	18,336	16,193	12,892	18,900	66,321
Segment income from operations	9,337	10,025	3,994	8,467	31,823
Depreciation expense	1,008	178	551	1,955	3,692

Three months ended March 30, 2008:
Revenue	$114,425	$99,288	$79,693	$190,028	$483,434
Revenue, net of subcontractor costs	82,827	66,600	65,637	72,287	287,351
Gross profit	14,798	12,605	12,928	17,437	57,768
Segment income from operations	7,991	7,181	5,658	6,391	27,221
Depreciation expense	598	234	552	1,084	2,468

Six months ended March 29, 2009:
Revenue	$271,544	$253,055	$164,412	$513,765	$1,202,776
Revenue, net of subcontractor costs	193,867	155,039	126,444	186,890	662,240
Gross profit	33,955	31,123	25,758	39,826	130,662
Segment income from operations	18,064	18,731	8,295	17,981	63,071
Depreciation expense	1,668	353	1,101	3,802	6,924

Six months ended March 30, 2008:
Revenue	$224,632	$199,104	$154,451	$389,641	$967,828
Revenue, net of subcontractor costs	159,098	130,470	127,609	147,335	564,512
Gross profit	29,633	24,015	25,366	35,003	114,017
Segment income from operations	16,167	13,659	9,868	12,585	52,279
Depreciation expense	1,084	480	1,075	2,372	5,011

Total assets by segment were as follows:

	March 29, 2009	September 28, 2008
	(in thousands)

ECS	$422,831	$314,331
TSS	221,010	205,981
EAS	95,580	92,886
RCM	344,644	368,452
Total assets	$1,084,065	$981,650

Reconciliations:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)

Revenue
Revenue from reportable segments	$545,772	$483,434	$1,202,776	$967,828
Elimination of inter-segment revenue	(23,467)	(22,048)	(41,788)	(36,055)
Total consolidated revenue	$522,305	$461,386	$1,160,988	$931,773

Income from operations
Segment income from operations	$31,823	$27,221	$63,071	$52,279
Other expense (1)	(1,578)	(1,268)	(2,491)	(2,263)
Amortization of intangibles	(2,415)	(1,124)	(4,134)	(2,476)
Total consolidated income from operations	$27,830	$24,829	$56,446	$47,540

(1)             Other expense includes corporate costs not allocable to segments.

	March 29, 2009	September 28, 2008
	(in thousands)
Assets
Total assets of reportable segments	$1,084,065	$981,650
Other assets not allocated to segments and eliminations	23,890	72,477
Total assets from discontinued operations	1,415	2,418
Total assets	$1,109,370	$1,056,545

Major Clients:

Other than the federal government and one commercial client, we had no other single client that accounted for more that 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table presents revenue by client sector:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29 2009	March 30, 2008
	(in thousands)
Client Sector
Federal government	$271,265	$252,908	$555,592	$517,112
State and local government	66,831	66,800	137,892	149,368
Commercial	157,644	138,109	433,706	259,740
International (1)	26,565	3,569	33,798	5,553
Total	$522,305	$461,386	$1,160,988	$931,773

(1)             Includes revenue generated from our international clients.  Revenue related to projects performed in foreign countries for U.S. government and U.S. commercial clients was reported as part of our federal government and commercial client sectors, respectively.

8.                                      Pension Plan

In connection with the Wardrop acquisition, we assumed the assets and obligations under Wardrop’s defined benefit pension plan, which primarily covers a group of active and inactive employees and a limited number of retirees.  No new employees are eligible to participate in this plan.  Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan by the end of fiscal 2009.  Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-closing expenses.  We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date.  In the second quarter of fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million.  This amount was paid with plan assets and a portion of funds in the purchase agreement escrow account.  The remaining liability for active employees is estimated to be approximately $4.5 million, which is reported as part of the “Other current liabilities” on our condensed consolidated balance sheet as of March 29, 2009.  There is a corresponding asset related to the escrow account that is reported as part of “Prepaid expenses and other current assets” on our condensed consolidated balance sheet as of March 29, 2009.  The net periodic benefit expense for the second quarter of fiscal 2009 was immaterial.

9.                                      Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency.  The following summarizes our comprehensive income:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)

Net income	$19,214	$13,673	$35,522	$26,573
Other comprehensive income (loss)	293	(54)	242	(27)
Total comprehensive income	$19,507	$13,619	$35,764	$26,546

10.                               Commitments and Contingencies

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  The court required AMT to post a $1 million bond which has been done.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  The trial court has not yet ruled on ITC’s motion.  We expect that appeals will follow the court’s ruling.  We believe that a reasonably possible range of exposure, including our attorneys’ fees, is from $0 to approximately $14.5 million.  As of March 29, 2009, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

In the fourth quarter of 2008, a domestic real estate investment trust (the “REIT”) that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia.  The suit alleged that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT.  On March 30, 2009, the parties definitively settled their dispute and agreed that their claims against each other will be dismissed.  The impact to our results of operations for the three months ended March 29, 2009 was not material.

11.                               Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active.  The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption.  Our adoption of SFAS 157 on September 29, 2008 was limited to financial assets and liabilities and had no impact on our condensed consolidated financial statements in the first half of fiscal 2009.  We are currently evaluating the anticipated effect of this statement on the non-financial assets and non-financial liabilities in our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition.  In April 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“SFAS 141R-1”). SFAS 141R-1 amends and clarifies SFAS 141R, to require that an acquirer recognizes at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it.  SFAS 141R and SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  For any acquisitions completed after our fiscal 2009, we expect SFAS 141R-1 will have an impact on our consolidated financial statements; however, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 will be effective for fiscal years beginning after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  We are currently assessing the effect of FSP 142-3 on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1, which is applied retrospectively, is effective for us in fiscal 2010.  We are currently assessing the effect of FSP EITF 03-6-1 on our consolidated financial statements.

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

Since our initial public offering in December 1991, we have increased the size and scope of our business, expanded our service offerings, and diversified our client base and the markets we serve through internal growth and strategic acquisitions.  Today we are a full-service company with a global reach in the areas of water programs, environmental management and remediation, energy and supporting infrastructure.  We continue to focus on organic and acquisitive growth to expand our geographic reach and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of March 2009, we had approximately 10,000 employees worldwide, located primarily in North America.

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

We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Client Sector
Federal government	47.5%	46.6%	45.2%	46.2%
State and local government	14.8	16.2	15.0	18.2
Commercial	30.1	36.1	35.1	34.8
International (1)	7.6	1.1	4.7	0.8
	100.0%	100.0%	100.0%	100.0%

(1)             Includes revenue generated from our international clients. Revenue related to projects performed in foreign countries for U.S. government and U.S. commercial clients was reported as part of our federal government and commercial client sectors, respectively.

In the first quarter of fiscal 2009, we began reporting under four new reportable segments with reclassification of the prior year segment results to conform to the new basis of presentation.  Each of the new reportable segments is comprised of similar activities that focus on the services it provides, the markets it serves, the distribution method of its services, its contracting mechanisms, the organization and execution of its projects, the education and discipline of its workforce, and the metrics by which its client projects and staff are measured.  In addition, each of our operating groups, which are also our reportable segments, is managed by its own president, who has responsibility for the segment’s business units.  Each president directly reports to our Chief Executive Officer, who is our CODM.  The CODM regularly reviews the four reportable segments, allocates resources to these segments and assesses each segment’s performance.  The reportable segments are as follows:

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

Remediation and Construction Management.  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance focused on federal construction, environmental remediation including UXO and wetland restoration, and energy projects including wind, nuclear engineering and other alternative energies, and communications development and construction.

The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reportable Segment
ECS	31.9%	28.8%	29.3%	28.2%
TSS	23.7	23.2	23.4	23.1
EAS	18.7	22.8	19.1	22.6
RCM	25.7	25.2	28.2	26.1
	100.0%	100.0%	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Contract Type
Fixed-price	34.4%	33.8%	36.4%	35.3%
Time-and-materials	42.4	43.5	41.9	42.6
Cost-plus	23.2	22.7	21.7	22.1
	100.0%	100.0%	100.0%	100.0%

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

In the course of providing our services, we routinely subcontract services and, under certain USAID programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP, are included in revenue when it is our responsibility to procure and manage these activities under a contract.  The grants are reported as part of our “Subcontractor costs” on our condensed consolidated statements of income.  Because subcontractor services can change significantly from project to project and from period to period, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first 12 months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  In addition, we include the non-contract related portion of stock-based compensation, depreciation of property and equipment, and the full amount of amortization of identifiable intangible assets, in SG&A expenses.  Most of these costs are unrelated to a specific client or project and can vary as expenses are incurred to support corporate activities and initiatives.

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

BUSINESS TREND ANALYSIS

General.  Overall, we continued to deliver strong financial results in the second quarter of fiscal 2009, which reflected improvement compared to the same quarter last year.  Our performance was driven by our continuing focus on long-term value creation through the execution of our growth strategy.  We invested in business development activities to grow our business organically and made strategic acquisitions to enhance our service offerings and further expand our geographical presence.  In addition, we continued to implement and enforce project management policies and programs that focus on contract execution and risk management controls.  We also focused on cost control and the strategic management of our portfolio of businesses.

Due to the general weakness in the economy, we anticipate that our revenue will grow moderately in fiscal 2009.  In addition, we expect that the federal government’s stimulus plan contained in the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”), which is intended to create jobs, jump-start the economy and loosen the credit markets, will provide us with additional business opportunities.  However, because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, contributions from the ARRA have not been factored into our outlook or guidance.  Furthermore, we expect a continuing period of considerable weakness in the economy even if government stimulus efforts succeed.  As such, we recognize that the current economic forces that have severely impacted both the domestic and international economies could affect our future work for the U.S. federal government, state and local government, commercial and international businesses, which constituted approximately 52%, 13%, 30% and 5% of our revenue in the second quarter of fiscal 2009, respectively.

Federal Government.  In the second quarter of fiscal 2009, our federal government business grew compared to the same quarter last year.  This growth was driven primarily by USAID, the U.S. Department of Energy (“DOE”), and domestic U.S. Department of Defense (“DoD”) projects.  However, the wind-down of our Iraq-related projects for the DoD largely offset this growth.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  Due to the DoD’s current funding practices on projects in Iraq and the changing geopolitical landscape in Iraq and the United States, our revenue from federal government projects is anticipated to be flat in fiscal 2009.  We have also experienced some delays in existing and near-term projects due to the diversion of attention to ARRA project planning efforts at some federal contracting offices.

State and Local Government.  In the second quarter of fiscal 2009, our state and local government business was flat compared to the same quarter last year.  This flatness resulted primarily from the economic conditions described below, offset by increased activity on water and environmental projects in several states.  Many state and local government agencies are continuing to face challenging economic conditions, including budget deficits, declining tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally progress despite budget pressures, and we anticipate that infrastructure projects, especially those focused on the need for demand-driven water resource requirements, will be initiated and funded in fiscal 2009.  However, due to the economic weakness across most states, we expect that our state and local government revenue will decline moderately in fiscal 2009.  We will remain vigilant in monitoring and evaluating state and local government budgets, and will continue to assess any potential impact on our state and local government business, including the potential uncertainty of our clients’ ability to sell their infrastructure bonds and/or fund their ongoing operating requirements.

Commercial.  In the second quarter of fiscal 2009, our commercial business experienced strong growth compared to the same quarter last year.  This growth was driven by increased demand for our wind and other alternative energy services, as well as water programs.  To a lesser extent, our growth was attributable to environmental engineering and development projects.  We anticipate that our commercial business will experience strong growth in fiscal 2009 compared to fiscal 2008 due to our backlog for wind and other alternative energy services, as well as water programs.  We also anticipate some growth in the transmission requirements for renewable energy sources.  However, we may experience lower revenue than anticipated if planned alternative energy projects are delayed or cancelled due to declining energy prices or other reasons.  Additionally, due to the current economic conditions, we will most likely experience project delays and reduced workload related to our real estate development and mining and industrial sectors during the remainder of fiscal 2009.

International.  In the second quarter of fiscal 2009, we expanded our international presence through the acquisition of Wardrop, which specializes in resource management, energy and infrastructure design for commercial clients throughout Canada and elsewhere worldwide.  As a result of this acquisition, we anticipate that our international business will experience significant growth in fiscal 2009 compared to fiscal 2008.  However, as with the U.S. commercial business, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to declining commodity or energy prices.

ACQUISITIONS

We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use both cash and securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  Because we typically acquire service businesses with limited tangible assets, our acquisitions generally result in recognition of goodwill and other identifiable intangible assets.

In the second quarter of fiscal 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment.  This acquisition significantly expands our worldwide presence, adding 13 offices throughout Canada and offices in the United Kingdom and India.  During the first half of fiscal 2009, we made other acquisitions in the TSS segment that expand our service offerings to USAID, and in the ECS segment that broaden our energy services to the federal government and commercial clients.

RESULTS OF OPERATIONS

Overall, our results for the second quarter of fiscal 2009 improved compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  Our business continued to experience revenue growth organically and from acquisitions.  The organic growth was driven primarily by demand in our commercial business for wind energy and water programs.  Our federal government business also grew due primarily to increased activity on BRAC and USAID contracts, largely offset by the wind-down and completion of reconstruction and UXO projects in Iraq.

Consolidated Results

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue	$522,305	$461,386	$60,919	13.2%	$1,160,988	$931,773	$229,215	24.6%
Subcontractor costs	(190,091)	(174,035)	(16,056)	(9.2)	(498,748)	(367,261)	(131,487)	(35.8)
Revenue, net of subcontractor costs	332,214	287,351	44,863	15.6	662,240	564,512	97,728	17.3
Other contract costs	(265,893)	(229,583)	(36,310)	(15.8)	(531,578)	(450,495)	(81,083)	(18.0)
Gross profit	66,321	57,768	8,553	14.8	130,662	114,017	16,645	14.6
Selling, general and administrative expenses	(38,491)	(32,939)	(5,552)	(16.9)	(74,216)	(66,477)	(7,739)	(11.6)
Income from operations	27,830	24,829	3,001	12.1	56,446	47,540	8,906	18.7
Interest expense – net	(852)	(1,456)	604	41.5	(1,768)	(2,116)	348	16.4
Income before income tax expense	26,978	23,373	3,605	15.4	54,678	45,424	9,254	20.4
Income tax expense	(7,764)	(9,700)	1,936	20.0	(19,156)	(18,851)	(305)	(1.6)

Net income	$19,214	$13,673	$5,541	40.5%	$35,522	$26,573	$8,949	33.7%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(80.0)	(79.9)	(80.3)	(79.8)
Gross profit	20.0	20.1	19.7	20.2
Selling, general and administrative expenses	(11.6)	(11.5)	(11.2)	(11.8)
Income from operations	8.4	8.6	8.5	8.4
Interest expense – net	(0.3)	(0.5)	(0.2)	(0.4)
Income before income tax expense	8.1	8.1	8.3	8.0
Income tax expense	(2.3)	(3.3)	(2.9)	(3.3)
Net income	5.8%	4.8%	5.4%	4.7%

For the three and six months ended March 29, 2009, revenue increased $60.9 million, or 13.2%, and $229.2 million, or 24.6%, compared to the same periods last year, respectively.  For both periods, we experienced revenue growth in our commercial business due primarily to demand for our wind energy and water programs, our international business resulting from our Wardrop acquisition, and our federal government business driven primarily by increased activity on BRAC and USAID programs, largely offset by the wind-down and completion of Iraq-related projects.  For the six-month period, the growth was partially offset by revenue declines from our state and local government clients due to budget and spending constraints as well as the completion of several large contracts.

For the three and six months ended March 29, 2009, revenue, net of subcontractor costs, increased $44.9 million, or 15.6%, and $97.7 million, or 17.3%, compared to the same periods last year, respectively, for the reasons described above.  The growth rates deviated from our revenue growth due to contract mix as subcontractor services can change significantly from project to project and from period to period.  More specifically, the level of our subcontracting activities declined for the three-month period due to the wind-down and completion of Iraq-related contracts, which were subcontracted in large part to local Iraqis.  Overall, our subcontracting activities remain high due to wind energy and BRAC programs.  Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

For the three and six months ended March 29, 2009, other contract costs increased $36.3 million, or 15.8%, and $81.1 million, or 18.0%, compared to the same periods last year, respectively.  The cost increase tracked our increase in revenue, net of subcontractor costs.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs were 80.0% and 80.3%, compared to 79.9% and 79.8% for the same periods last year, respectively.  The slight percentage increase resulted from increased costs related to regulatory and project delays, subcontractor issues and project start-up costs.  In addition, we recorded provisions for losses on accounts receivable in certain commercial markets due to the continuing economic slowdown.

For the three and six months ended March 29, 2009, gross profit increased $8.6 million, or 14.8%, and $16.6 million, or 14.6%, compared to the same periods last year, respectively, for the reasons described above.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 20.0% and 19.7%, compared to 20.1% and 20.2% for the same periods last year, respectively.  The percentage decrease resulted from the cost increases noted above, partially mitigated by favorable claim settlements and higher profit margins on certain wind energy, water, telecommunication and international development projects.

For the three and six months ended March 29, 2009, SG&A expenses increased $5.6 million, or 16.9%, and $7.7 million, or 11.6%, compared to the same periods last year, respectively.  The increase resulted from our business growth, including the additional amortization expense of intangible assets related to our recent acquisitions and higher business development activities.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.6% and 11.2%, compared to 11.5% and 11.8% for the same periods last year, respectively.

For the three and six months ended March 29, 2009, net interest expense decreased $0.6 million, or 41.5%, and $0.3 million, or 16.4%, compared to the same periods last year, respectively.  The decrease resulted from lower interest expense on our borrowings due to lower interest rates, partially offset by lower interest income from short-term cash investments also due to lower interest rates.

For the three and six months ended March 29, 2009, income tax expense decreased $1.9 million, or 20.0%, and increased $0.3 million, or 1.6%, compared to the same periods last year, respectively.  Our effective tax rates were 35.0% and 41.5% for the first half of fiscal years 2009 and 2008, respectively.  The lower effective tax rate resulted from a tax settlement with the IRS related to R&E Credits and an approved tax accounting method change for revenue recognition.

Additional Information by Reportable Segment

Environmental Consulting Services

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$106,117	$82,827	$23,290	28.1%	$193,867	$159,098	$34,769	21.9%
Other contract costs	(87,781)	(68,029)	(19,752)	(29.0)	(159,912)	(129,465)	(30,447)	(23.5)
Gross profit	$18,336	$14,798	$3,538	23.9%	$33,955	$29,633	$4,322	14.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(82.7)	(82.1)	(82.5)	(81.4)
Gross profit	17.3%	17.9%	17.5%	18.6%

For the three and six months ended March 29, 2009, revenue, net of subcontractor costs, increased $23.3 million, or 28.1%, and $34.8 million, or 21.9%, compared to the same periods last year, respectively.  For both periods, the growth was primarily driven by our strategic acquisitions, particularly the international business associated with the Wardrop acquisition.  For the three-month period, this segment also experienced organic growth in the federal and state and local government businesses, offset by a decline in the commercial business.  For the six-month period, the organic growth was driven by increased funding on state and local projects and increased project execution on several large environmental engineering and development projects for our commercial clients.  This growth was partially offset by a revenue decline in the federal government business due to the completion of a few large contracts.

For the three and six months ended March 29, 2009, other contract costs increased $19.8 million, or 29.0%, and $30.4 million, or 23.5%, compared to the same periods last year, respectively.  The cost increase substantially corresponded to the increase in revenue, net of subcontractor costs.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs were 82.7% and 82.5% compared to 82.1% and 81.4% for the same periods last year, respectively.  The percentage increase resulted from increased costs on certain fixed-price projects caused by inclement weather, regulatory delays and subcontractor issues.

For the three and six months ended March 29, 2009, gross profit increased $3.5 million, or 23.9%, and $4.3 million, or 14.6%, compared to the same periods last year for the reasons described above.  In addition, due to the economic slowdown, gross profit rates on our commercial work have decreased.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 17.3% and 17.5%, compared to the 17.9% and 18.6% for the same periods last year, respectively.

Technical Support Services

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$78,549	$66,600	$11,949	17.9%	$155,039	$130,470	$24,569	18.8%
Other contract costs	(62,356)	(53,995)	(8,361)	(15.5)	(123,916)	(106,455)	(17,461)	(16.4)
Gross profit	$16,193	$12,605	$3,588	28.5%	$31,123	$24,015	$7,108	29.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(79.4)	(81.1)	(79.9)	(81.6)
Gross profit	20.6%	18.9%	20.1%	18.4%

For the three and six months ended March 29, 2009, revenue, net of subcontractor costs, increased $11.9 million, or 17.9%, and $24.6 million, or 18.8%, compared to the same periods last year, respectively.  Approximately half of this growth was contributed by our strategic acquisitions.  Our federal government business, in which we experienced increased demand from the DoD and USAID, contributed the balance.

For the three and six months ended March 29, 2009, other contract costs increased $8.4 million, or 15.5%, and $17.5 million, or 16.4%, compared to the same periods last year, respectively.  The increase resulted primarily from additional costs incurred to support revenue, net of subcontractor costs.  However, for the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs decreased to 79.4% from 81.1%, and 79.9% from 81.6% for the same periods last year, respectively.  The percentage decreases resulted from improved project performance on fixed-price contracts.

For the three and six months ended March 29, 2009, gross profit increased $3.6 million, or 28.5%, and $7.1 million, or 29.6%, compared to the same quarter last year for the reasons described above.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 20.6% and 20.1%, compared to 18.9% and 18.4% for the same periods last year, respectively.

Engineering and Architecture Services

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$62,149	$65,637	$(3,488)	(5.3)%	$126,444	$127,609	$(1,165)	(0.9)%
Other contract costs	(49,257)	(52,709)	3,452	6.5	(100,686)	(102,243)	1,557	1.5
Gross profit	$12,892	$12,928	$(36)	(0.3)%	$25,758	$25,366	$392	1.5%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(79.3)	(80.3)	(79.6)	(80.1)
Gross profit	20.7%	19.7%	20.4%	19.9%

For the three and six months ended March 29, 2009, revenue, net of subcontractor costs, decreased $3.5 million, or 5.3%, and $1.2 million, or 0.9%, compared to the same periods last year, respectively.  This segment experienced a revenue decline in its commercial business due to the slowdown in the real estate development and industrial markets.  To a lesser extent, revenue from the state and local government business decreased due to budget and spending constraints.  These revenue declines were largely mitigated by our fiscal 2008 acquisitions and demand for engineering design services overseas from international clients and increased project activity with the DoD.

For the three and six months ended March 29, 2009, other contract costs decreased $3.5 million, or 6.5%, and $1.6 million, or 1.5%, compared to the same periods last year, respectively.  The decreases resulted primarily from reduced overhead, labor and other employee-related expenses, which corresponded to revenue declines in this segment.  The decreases were partially offset by higher provisions for accounts receivable on certain commercial projects due to the continuing economic downturn.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.3% and 79.6%, compared to 80.3% and 80.1% for the same periods last year, respectively.

For the three and six months ended March 29, 2009, gross profit decreased $.04 million, or 0.3%, and increased $0.4 million, or 1.5%, compared to the same periods last year, respectively, for the reasons described above.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 20.7% and 20.4%, compared to 19.7% and 19.9% for the same periods last year, respectively.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$85,399	$72,287	$13,112	18.1%	$186,890	$147,335	$39,555	26.8%
Other contract costs	(66,499)	(54,850)	(11,649)	(21.2)	(147,064)	(112,332)	(34,732)	(30.9)
Gross profit	$18,900	$17,437	$1,463	8.4%	$39,826	$35,003	$4,823	13.8%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(77.9)	(75.9)	(78.7)	(76.2)
Gross profit	22.1%	24.1%	21.3%	23.8%

For the three and six months ended March 29, 2009, revenue, net of subcontractor costs, increased $13.1 million, or 18.1%, and $39.6 million, or 26.8%, compared to the same periods last year, respectively.  For both periods, this segment experienced strong growth in its commercial business, which was driven by demand for wind energy and water programs.  The federal government business also grew due to increased activity on BRAC and DOE contracts, largely offset by the wind-down and completion of Iraq-related projects.  This segment’s growth was partially offset by its revenue decline in the state and local government business as a result of budget constraints and the completion of certain large contracts, as well as the conclusion of a fiber-to-the-premise contract in the second quarter of fiscal 2008.

For the three and six months ended March 29, 2009, other contract costs increased $11.6 million, or 21.2%, and $34.7 million, or 30.9%, compared to the same periods last year, respectively.  For both periods, the dollar increases largely supported the growth in revenue, net of subcontractor costs.  We also incurred additional project start-up costs related to an alternative energy program.  For the six-month period, we recognized additional contract costs caused by inclement weather, subcontractor issues and scheduling delays.  Further, in the first half of fiscal 2008, we recognized one-time gains related to project equipment disposals following certain contract close-outs and favorable claim settlements.  As a result, for the three and six months ended March 29, 2009, other contract costs, as a percentage of revenue, net of subcontractor costs, increased to 77.9% from 75.9%, and to 78.7% from 76.2% for the same periods last year, respectively.

For the three and six months ended March 29, 2009, gross profit increased $1.5 million, or 8.4%, and $4.8 million, or 13.8%, compared to the same periods last year, respectively.  For the three and six months ended March 29, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 22.1% and 21.3%, compared to 24.1% and 23.8% for the same periods last year, respectively.  The percentage decreases resulted from the cost increases noted above, partially mitigated by a favorable claim settlement on our Iraq-related projects and higher margins on certain commercial wind energy, water and telecommunications projects.

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

Working Capital.  As of March 29, 2009, our working capital increased $22.8 million, or 9.8%, compared to last fiscal year-end.  The increase was primarily attributable to the recognition of a $39.8 million receivable from the IRS in the second quarter of fiscal 2009.  This increase was partially offset by an increase in our current deferred income tax liability due to the recognition of previously unrecognized tax benefits.  As of March 29, 2009, our cash and cash equivalents decreased $8.7 million, or 17.1%, compared to last fiscal year-end.  The cash balance as of March 29, 2009 includes $1.0 million of restricted cash to guarantee foreign leases and a letter of credit.

Operating Activities.  For the first half of fiscal 2009, our net cash provided by operating activities was $46.6 million, an increase of $20.3 million, or 77.3%, compared to the same period last year.  The increase in cash inflows resulted from substantial cash collections on certain large fixed-price contracts and an increase in net income and its adjustments for non-cash items.  The overall increase was partially offset by payments related to subcontractor accruals and year-end employee compensation, and the liability reduction related to advance payments received on contract work as a result of contract execution.

Investing Activities.  For the first half of fiscal 2009, our net cash used in investing activities was $104.2 million, an increase of $42.7 million, or 69.5%, compared to the same period last year.  In fiscal 2009, we used more cash to pay for business acquisitions, particularly for Wardrop.  For the first half of fiscal 2009, our capital expenditures were $9.8 million, a decrease of $0.4 million, or 4.2%, compared to the same period last year.  We replaced obsolete equipment and satisfied requirements for new equipment for project execution.

Financing Activities.  For the first half of fiscal 2009, our net cash provided by financing activities was $48.8 million, an increase of $62.4 million, or 459.7%, compared to $13.6 million net cash used in financing activities for the same period last year.  Our borrowings, net of payments, were approximately $62.9 million higher in the first half of fiscal 2009 compared to the same period last year due to our recent business acquisitions.

Debt Financing.  In March 2007, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”).  Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility.  Other than the increased capacity under the Facility and improved pricing rate structure, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility.  In May 2008 and January 2009, we entered into amendments to the Credit Agreement solely to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions.  There was no change to the overall size of the Facility.  As of March 29, 2009, we had $92.0 million in outstanding borrowings, $31.9 million in standby letters of credit and $176.1 million in availability under the Facility.

The Credit Agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) is 2.5x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of March 29, 2009, our consolidated leverage ratio was 0.97x, and our fixed charge coverage ratio was 2.55x.  Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of March 29, 2009, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

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

Tax Claims.  We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  If the resolution is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.  We have initiated and are conducting studies for the tax years subsequent to fiscal 2004 to determine if we are entitled to claim federal and state R&E Credits for those years.  We expect to substantially complete the studies in the second half of fiscal 2009 and will consider filing amended tax returns to claim any credits.  Due to the complexities of the R&E studies, we do not yet have sufficient information to reasonably estimate the income tax benefit of any unclaimed R&E Credits for tax years subsequent to fiscal 2004.

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

We anticipate repaying $4.3 million of our outstanding indebtedness in the next 12 months, of which $2.3 million relates to the guaranteed earn-out payment associated with certain acquisitions and $2.0 million relates to other debt. Assuming we do repay the remaining $2.0 million ratably during the next 12 months and hold $92.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.9 million when our average interest rate increases or decreases by 1% per annum.  There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner.  In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 29, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees. The court required AMT to post a $1 million bond which has been done.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  The trial court has not yet ruled on ITC’s motion.  We expect that appeals will follow the court’s ruling.  We believe that a reasonably possible range of exposure, including our attorneys’ fees, is from $0 to approximately $14.5 million.  As of March 29, 2009, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

In the fourth quarter of 2008, a REIT that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia.  The suit alleged that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. On March 30, 2009, the parties definitively settled their dispute and agreed that their claims against each other will be dismissed.  The impact to our results of operations for the three months ended March 29, 2009 was not material.

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

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the second quarter of fiscal 2009, we generated 62.3% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 47.5% of our revenue, net of subcontractor costs, in the second quarter of 2009 from the following agencies: 28.0% from the DoD, 9.0% from USAID and 10.5% from other U.S. federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented 28.0% of our revenue, net of subcontractor costs, in the second quarter of fiscal 2009.  In the second quarter of fiscal 2009, we experienced a revenue decline for project management reconstruction and UXO services in Iraq compared to the same period last year.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource U.S. federal government jobs to the private sector, these spending levels may not be sustainable, particularly with the Iraq-related work.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations.  Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide service.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of March 29, 2009, our goodwill was $298.2 million and other intangible assets were $29.0 million.  We are required to perform a goodwill and intangible asset impairment test for potential impairment at least on an annual basis.  This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as the interpretation of current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

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

Adverse resolution of an IRS or other tax authority examination process may harm our financial results

We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  If the resolution is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.  We have initiated and are conducting studies for the tax years subsequent to fiscal 2004 to determine if we are entitled to claim federal and state R&E Credits for those years.  We expect to substantially complete the studies in the second half of fiscal 2009 and will consider filing amended tax returns to claim any credits.  Due to the complexities of the R&E studies, we do not yet have sufficient information to reasonably estimate the income tax benefit of any unclaimed R&E Credits for tax years subsequent to fiscal 2004.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of March 29, 2009 was $1.7 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the second quarter of fiscal 2009, we generated 7.6% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

Our international operations expose us to foreign currency risk

A majority of our transactions are in U.S. dollars; however, a few foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  For the three months ended March 29, 2009 and March 30, 2008, we had $0.3 million of foreign currency translation gain, net of tax, and $0.1 million of foreign currency translation loss, net of tax, respectively.  For the six months ended March 29, 2009 and March 30, 2008, we had $0.2 million of foreign currency translation gain, net of tax, and $.03 million of foreign currency translation loss, net of tax, respectively.

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

In conducting our business, we depend on other contractors and subcontractors.  If these parties fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected

We depend on contractors and subcontractors in conducting our business.  There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract.  In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services or go out of business, then our ability to fulfill our obligations as a prime contractor may be jeopardized.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the second quarter of fiscal 2009, we generated 30.1% of our revenue, net of subcontractor costs, from commercial clients.  We rely upon the financial stability and creditworthiness of these clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.  Periodically, we have experienced bad debt losses.

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

Force majeure events, including natural disasters and terrorists’ actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows

Force majeure events, including natural disasters, and terrorist attacks, could negatively impact the economies in which we operate by causing the closure of offices, interrupting active client projects and forcing the relocation of employees.  Further, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems.  We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event.  If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

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

If we do not successfully complete the implementation of our enterprise resource planning (“ERP”) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2009, we converted a few operating units to our ERP system, and we plan to complete the conversion process in fiscal 2011. In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

On February 26, 2009, we held our annual meeting of stockholders for the following purposes:

(1)                                  To elect seven members to our Board of Directors;

(2)                                  To approve our Restated Certificate of Incorporation;

(3)                                  To approve the amendment of our 2005 Equity Incentive Plan;

(4)                                  To approve our Executive Compensation Plan;

(5)                                  To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal 2009; and

(6)                                  To act upon such other matters as may properly come before the meeting or any adjournments or postponements thereof.

The votes cast in connection with such matters were as follows:

Election of Directors:

Name	For	Withheld
Dan L. Batrack	49,523,640	2,691,664
Hugh M. Grant	50,334,998	1,880,326
Patrick C. Haden	49,284,561	2,930,763
J. Christopher Lewis	49,325,974	2,889,350
Albert E. Smith	49,636,613	2,578,711
J. Kenneth Thompson	50,220,905	1,994,419
Richard H. Truly	50,346,226	1,869,098

Approval of Restated Certificate of Incorporation:

For	Against	Abstain
45,714,518	6,478,008	22,797

Approval of Amendment of 2005 Equity Incentive Plan:

For	Against	Abstain
38,650,208	4,697,221	34,056

Approval of Executive Compensation Plan:

For	Against	Abstain
40,913,938	2,432,090	35,457

Appointment of PricewaterhouseCoopers LLP:

For	Against	Abstain
51,839,234	316,548	89,542

Item 6.            Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2009	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman and Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)