Form 10-Q
period 2009-06-28
TETRA TECH INC
filed 2009-07-31
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

As of July 27, 2009, 60,567,084 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

	June 28, 2009	September 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,275	$50,902
Accounts receivable — net	555,799	625,786
Prepaid expenses and other current assets	54,188	36,774
Income taxes receivable	7,203	4,275
Deferred income taxes	—	2,316
Total current assets	665,465	720,053

PROPERTY AND EQUIPMENT:
Land and buildings	9,505	7,588
Equipment, furniture and fixtures	123,359	112,780
Leasehold improvements	13,392	10,804
Total	146,256	131,172
Accumulated depreciation and amortization	(77,322)	(69,784)
PROPERTY AND EQUIPMENT — NET	68,934	61,388

DEFERRED INCOME TAXES	—	6,498
INCOME TAXES RECEIVABLE	—	14,953
GOODWILL	310,210	221,545
INTANGIBLE ASSETS — NET	30,124	14,609
OTHER ASSETS	17,522	15,081
ASSETS OF DISCONTINUED OPERATION	1,415	2,418

TOTAL ASSETS	$1,093,670	$1,056,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$169,681	$223,304
Accrued compensation	74,542	101,699
Billings in excess of costs on uncompleted contracts	97,936	100,336
Deferred income taxes	16,795	—
Current portion of long-term obligations	6,346	3,926
Other current liabilities	67,891	58,634
Total current liabilities	433,191	487,899

DEFERRED INCOME TAXES	3,554	—
LONG-TERM OBLIGATIONS	48,531	53,292
OTHER LONG-TERM LIABILITIES	6,236	3,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of June 28, 2009 and September 28, 2008	—	—
Common stock — authorized, 150,000 shares of $0.01 par value; issued and outstanding, 60,469 and 59,875 shares as of June 28, 2009 and September 28, 2008, respectively	605	599
Additional paid-in capital	331,988	314,860
Accumulated other comprehensive income	6,992	15
Retained earnings	262,573	196,040
TOTAL STOCKHOLDERS’ EQUITY	602,158	511,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,093,670	$1,056,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited — in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue	$551,376	$564,277	$1,712,364	$1,496,050
Subcontractor costs	(194,449)	(232,008)	(693,197)	(599,269)
Revenue, net of subcontractor costs	356,927	332,269	1,019,167	896,781

Other contract costs	(282,258)	(266,379)	(813,835)	(716,874)
Gross profit	74,669	65,890	205,332	179,907

Selling, general and administrative expenses	(41,918)	(37,840)	(116,136)	(104,316)
Income from operations	32,751	28,050	89,196	75,591

Interest expense — net	(473)	(483)	(2,240)	(2,600)
Income before income tax expense	32,278	27,567	86,956	72,991

Income tax expense	(1,267)	(11,432)	(20,423)	(30,283)

Net income	$31,011	$16,135	$66,533	$42,708

Earnings per share:
Basic	$0.52	$0.27	$1.11	$0.73
Diluted	$0.51	$0.27	$1.10	$0.72

Weighted-average common shares outstanding:
Basic	60,123	58,943	59,947	58,590
Diluted	61,108	59,833	60,707	59,331

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited — in thousands)

	Nine Months Ended
	June 28, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$66,533	$42,708

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,400	13,398
Stock-based compensation	6,988	6,140
Excess tax benefits from stock-based compensation	(400)	(1,060)
Deferred income taxes	4,411	9,034
Provision for losses on contracts and related receivables	14,674	7,561
Exchange loss (gain)	32	(245)
Gain on disposal of property and equipment	(76)	(1,214)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	92,629	(69,734)
Prepaid expenses and other assets	(10,808)	(7,752)
Accounts payable	(76,759)	13,505
Accrued compensation	(27,157)	(3,021)
Billings in excess of costs on uncompleted contracts	(12,495)	32,918
Other liabilities	(531)	13,176
Income taxes receivable/payable	31,008	(12,310)
Net cash provided by operating activities	107,449	43,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,324)	(13,831)
Payments for business acquisitions, net of cash acquired	(102,828)	(58,508)
Proceeds from sale of discontinued operation	192	2,689
Proceeds from sale of property and equipment	324	2,026
Net cash used in investing activities	(115,636)	(67,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(120,296)	(31,415)
Proceeds from borrowings under long-term obligations	118,168	15,000
Excess tax benefits from stock-based compensation	400	1,060
Net proceeds from issuance of common stock	6,471	12,498
Net cash provided by (used in) financing activities	4,743	(2,857)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	817	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,627)	(27,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,902	76,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,275	$49,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$1,986	$3,258
Income taxes, net of refunds received	$(14,816)	$28,736

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 28, 2009, the condensed consolidated statements of income for the three and nine months ended June 28, 2009 and June 29, 2008, and the condensed consolidated statements of cash flows for the nine months ended June 28, 2009 and June 29, 2008 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The consolidated balance sheet as of September 28, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008.  The results of operations for the three and nine months ended June 28, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.  In the first quarter of fiscal 2009, we began reporting under four reportable segments with reclassification of prior year segment results to conform to the new basis of presentation.  Refer to Note 7, “Reportable Segments” for additional information.

Our international operating units have functional currencies that are different than our reporting currency.  Their functional currencies are typically based upon the currencies of the primary country in which they operate.  Translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date.  Translation of revenue and expenses to U.S. dollars is based on the average rate during the period.  Translation gains or losses are reported as a component of “Accumulated other comprehensive income”.  Gains or losses from foreign currency transactions are included in results of operations, with the exception of inter-company foreign transactions that represent a long-term investment, which are recorded in “Accumulated other comprehensive income” on our condensed consolidated balance sheet as of June 28, 2009.

2.                                      Accounts Receivable — Net

Net accounts receivable consisted of the following:

	June 28, 2009	September 28, 2008
	(in thousands)

Billed	$340,044	$379,948
Unbilled	233,057	246,715
Contract retentions	13,821	20,649
Total accounts receivable – gross	586,922	647,312

Allowance for doubtful accounts	(31,123)	(21,526)
Total accounts receivable – net	$555,799	$625,786

Billings in excess of costs on uncompleted contracts	$97,936	$100,336

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of June 28, 2009 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of customer-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances.

Billed accounts receivable related to federal government contracts were $116.4 million and $100.2 million as of June 28, 2009 and September 28, 2008, respectively.  Federal government unbilled receivables, net of progress payments, were $102.6 million and $88.6 million as of June 28, 2009 and September 28, 2008, respectively.  Other than the U.S. federal government, no single client accounted for more that 10% of our accounts receivable as of June 28, 2009.  The federal government and one commercial client each accounted for more than 10% of our accounts receivable as of September 28, 2008.

3.                                      Goodwill and Intangibles

In the first quarter of fiscal 2008, we acquired ARD, Inc. (“ARD”), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues.  ARD manages large, complex international development projects for its clients, predominantly the U.S. Agency for International Development (“USAID”).  This acquisition continued our international expansion as it increased our professional workforce in new geographic areas and technical specialties around the world.  ARD is part of our technical support services (“TSS”) segment.  In the second and third quarters of fiscal 2008, we made other acquisitions that enhanced our service offerings and expanded our geographic reach in our engineering and architecture services (“EAS”), environmental consulting services (“ECS”) and TSS segments.  The purchase prices for these acquisitions consisted of cash and, for certain acquisitions, contingent earn-out payments due upon achievement of certain financial objectives.

In the second quarter of fiscal 2009, we acquired Wardrop Engineering, Inc. (“Wardrop”), a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment. This acquisition significantly expanded our worldwide presence, adding 13 offices throughout Canada and offices in the United Kingdom and India.  During the first nine months of fiscal 2009, we made other acquisitions that broadened our service offerings to USAID in the TSS segment, to broad-based clients in the ECS segment, and to federal government clients in the remediation and construction management (“RCM”) segment.  The aggregate purchase price for these acquisitions was approximately $100 million plus contingent earn-out payments due upon achievement of certain financial objectives.  One of these acquisitions resulted in an excess of $2.6 million of the fair value of identifiable assets acquired and liabilities assumed over the purchase price.  Due to a contingent consideration agreement that will likely result in a recognition of additional purchase price upon resolution, the excess amount of $2.6 million was recognized as a liability as part of “Other current liabilities” on our condensed consolidated balance sheet as of June 28, 2009,  in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  No pro forma results are presented for the respective interim periods as the effect of these acquisitions was not material, individually or in the aggregate, to our condensed consolidated financial statements.

The changes in the carrying value of goodwill by segment for the nine months ended June 28, 2009 were as follows:

	September 28, 2008	Goodwill Additions	Goodwill Adjustments	June 28, 2009
	(in thousands)

Environmental consulting services	$99,096	$73,462	$7,383	$179,941
Technical support services	53,552	3,704	—	57,256
Engineering and architecture services	14,854	—	1,116	15,970
Remediation and construction management	54,043	—	3,000	57,043
Total	$221,545	$77,166	$11,499	$310,210

The goodwill additions are attributable to the fiscal 2009 acquisitions described above.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The goodwill adjustments reflect earn-out payments, a guaranteed deferred cash payment, foreign currency translation adjustments, agreed upon net asset value adjustments, and the final purchase price allocations associated with prior acquisitions.  The purchase price allocations related to the Wardrop acquisition and certain recent acquisitions are preliminary, and subject to adjustment based on the valuation and final determination of the net assets acquired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of June 28, 2009 and September 28, 2008, included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	June 28, 2009		September 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$3,516	$(864)	$1,472	$(368)
Customer relations	20,024	(2,619)	5,746	(897)
Backlog	25,333	(15,266)	19,310	(10,654)
Total	$48,873	$(18,749)	$26,528	$(11,919)

For the nine months ended June 28, 2009, non-compete agreements, customer relations and backlog increased $2.0 million, $14.3 million and $6.0 million in gross amounts, respectively, due to our aforementioned acquisitions and, to a lesser extent, foreign currency translation adjustments.  For the three and nine months ended June 28, 2009, amortization expense for these intangible assets was $2.7 million and $6.8 million, compared to $1.4 million and $3.9 million for the same periods last year, respectively.  Estimated amortization expense for the remainder of fiscal 2009 and the succeeding years is as follows:

Amount
(in thousands)

2009	$2,726
2010	9,326
2011	6,815
2012	3,921
2013	2,493
Beyond	4,843

Subsequent Event.  In the fourth quarter of fiscal 2009, we acquired Bryan A. Stirrat & Associates, a consulting and engineering firm that specializes in landfill design, leachate and hazardous waste management, energy recovery and groundwater protection services.  This acquisition is part of our ECS segment and is not material to our condensed consolidated financial statements.  We evaluated subsequent events through July 31, 2009, the date our financial statements were issued.

4.                                      Stockholders’ Equity and Stock Compensation Plans

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004) (“SFAS 123R”).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  For the three and nine months ended June 28, 2009, stock-based compensation expense was $2.4 million and $7.0 million, compared to $2.2 million and $6.1 million for the same periods last year, respectively.  These amounts were primarily included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the third quarter of fiscal 2009, we granted 4,000 stock options with exercise prices of $21.96 per share and an estimated weighted-average fair value of $10.22 per share.  For the nine months ended June 28, 2009, we granted 1,036,200 stock options with exercise prices ranging from $16.98 to $22.40 per share and an estimated weighted-average fair value of $7.59 per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands, except per share data)

Numerator:
Net income	$31,011	$16,135	$66,533	$42,708

Denominator for basic earnings per share	60,123	58,943	59,947	58,590

Denominator for diluted earnings per share:
Denominator for basic earnings per share	60,123	58,943	59,947	58,590
Potential common shares – stock options	985	890	760	741
Denominator for diluted earnings per share	61,108	59,833	60,707	59,331

Earnings per share:
Basic	$0.52	$0.27	$1.11	$0.73
Diluted	$0.51	$0.27	$1.10	$0.72

For the three and nine months ended June 28, 2009, 0.9 million and 1.3 million common stock options were excluded from the calculation of dilutive potential common shares, compared to 1.5 million and 2.6 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

6.                                      Income Taxes

In the second quarter of fiscal 2009, we received notification from the Internal Revenue Service (“IRS”) that our appeals settlement for fiscal years 1997 through 2001 was approved.  The IRS approved refunds for a tax accounting method change for revenue recognition and refund claims for research and experimentation credits (“R&E Credits”).  In the third quarter of fiscal 2009, we received a cash refund of $39.8 million from the IRS settlement for these years, which included interest.  The amount of the settlement exceeded the amount of the receivable previously recognized in our financial statements.  We recorded a benefit of $3.3 million in our income tax expense in the second quarter of fiscal 2009 to reflect the settlement adjustment and an adjustment to certain unrecognized tax benefits (including related interest) for the fiscal years subsequent to the settlement.

We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the California Franchise Tax Board (“FTB”) for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next twelve months.  If the resolution is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.

In the third quarter of fiscal 2009, we completed R&E Credit studies and analyses for the tax years subsequent to the years settled.  In order to claim an R&E Credit, we had to perform a detailed study to determine those activities that qualified for credits in any fiscal year.  The tax regulations are complex and our business activities change from year to year.  Prior to the IRS appeals settlement for fiscal years 1997 through 2001, there was uncertainty about whether and to what extent the IRS would approve our study methodology and any credit we claimed.  As a result, we did not incur the cost of studies until we believed the credit ultimately sustainable under examination would exceed the cost of the study.  Based upon the IRS settlement and the completed studies and analyses, we now have sufficient information to reasonably estimate the income tax benefits for R&E Credits for fiscal years subsequent to fiscal 2004.  We recorded a benefit of approximately $9.7 million in our income tax expense in the third quarter of fiscal 2009 to reflect the estimated amount of previously unclaimed R&E Credits for periods prior to fiscal 2009.  Additionally, we have revised our estimated annual effective tax rate for fiscal 2009 to include R&E Credits for fiscal 2009.

Our effective tax rate is 3.9% and 23.5% for the three and nine months ended June 28, 2009, respectively.  The $3.3 million and the $9.7 million adjustments in the second and third quarters of fiscal 2009, respectively, reduced our effective tax rate for the nine months ended June 28, 2009 by 15.0%.

As a result of the settlement, studies and analyses described above, we adjusted certain unrecognized tax benefits and reclassified various balance sheet amounts to reflect our tax position as of June 28, 2009.  The total adjustment to unrecognized tax benefits was a net decrease of $18.0 million for the nine months ended June 28, 2009, resulting in a balance of $20.9 million as of June 28, 2009.  Included in this balance was $14.9 million of tax benefits that, if recognized, would affect our income tax provision.  Our current deferred income tax liability of $16.8 million as of June 28, 2009 increased from September 28, 2008 primarily because of the recognition of previously unrecognized tax benefits related to our approved tax accounting method change for revenue recognition.

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

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance focused on federal construction, environmental remediation including unexploded ordnance (“UXO”) and wetland restoration, energy projects including wind, nuclear engineering and other alternative energies, and communications development and construction.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments:

	ECS	TSS	EAS	RCM	Total
	(in thousands)
Three months ended June 28, 2009:
Revenue	$157,680	$136,940	$69,800	$206,644	$571,064
Revenue, net of subcontractor costs	121,212	80,315	56,895	98,505	356,927
Gross profit	23,876	15,752	11,739	23,302	74,669
Segment income from operations	13,236	9,180	3,489	10,588	36,493
Depreciation expense	876	195	545	1,954	3,570

Three months ended June 29, 2008:
Revenue	$132,982	$120,522	$82,217	$253,030	$588,751
Revenue, net of subcontractor costs	92,307	74,812	65,727	99,423	332,269
Gross profit	18,827	13,722	13,256	20,085	65,890
Segment income from operations	11,096	8,425	4,963	7,077	31,561
Depreciation expense	524	197	566	1,910	3,197

Nine months ended June 28, 2009:
Revenue	$429,224	$389,995	$234,212	$720,409	$1,773,840
Revenue, net of subcontractor costs	315,079	235,354	183,339	285,395	1,019,167
Gross profit	57,832	46,875	37,497	63,128	205,332
Segment income from operations	31,300	27,911	11,784	28,569	99,564
Depreciation expense	2,544	548	1,646	5,756	10,494

Nine months ended June 29, 2008:
Revenue	$357,614	$319,626	$236,668	$642,671	$1,556,579
Revenue, net of subcontractor costs	251,405	205,282	193,336	246,758	896,781
Gross profit	48,460	37,737	38,622	55,088	179,907
Segment income from operations	27,263	22,084	14,831	19,662	83,840
Depreciation expense	1,608	677	1,641	4,282	8,208

Total assets by segment were as follows:

	June 28, 2009	September 28, 2008
	(in thousands)

ECS	$475,431	$314,331
TSS	232,120	205,981
EAS	92,880	92,886
RCM	342,272	368,452
Total assets	$1,142,703	$981,650

Reconciliations:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)

Revenue
Revenue from reportable segments	$571,064	$588,751	$1,773,840	$1,556,579
Elimination of inter-segment revenue	(19,688)	(24,474)	(61,476)	(60,529)
Total consolidated revenue	$551,376	$564,277	$1,712,364	$1,496,050

Income from operations
Segment income from operations	$36,493	$31,561	$99,564	$83,840
Other expense (1)	(1,112)	(2,113)	(3,604)	(4,375)
Amortization of intangibles	(2,630)	(1,398)	(6,764)	(3,874)
Total consolidated income from operations	$32,751	$28,050	$89,196	$75,591

(1)            Other expense includes corporate costs not allocable to segments.

	June 28, 2009	September 28, 2008
	(in thousands)
Assets
Total assets of reportable segments	$1,142,703	$981,650
Assets not allocated to segments and inter-company eliminations	(50,448)	72,477
Assets from discontinued operation	1,415	2,418
Total assets	$1,093,670	$1,056,545

Major Clients:

Other than the federal government, we had no single client that accounted for more that 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table presents revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)
Client Sector
Federal government	$306,554	$307,929	$862,147	$825,042
State and local government	66,713	88,717	204,605	238,084
Commercial	140,275	163,848	573,981	423,589
International (1)	37,834	3,783	71,631	9,335
Total	$551,376	$564,277	$1,712,364	$1,496,050

(1)            Includes revenue generated from our international clients.  Revenue related to projects performed in foreign countries for U.S. government and U.S. commercial clients was reported as part of our federal government and commercial client sectors, respectively.

8.                                      Pension Plan

In connection with the Wardrop acquisition, we assumed the assets and obligations under Wardrop’s defined benefit pension plan, which primarily covered a group of active and inactive employees and a limited number of retirees.  No new employees are eligible to participate in this plan.  Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan by the end of fiscal 2009.  Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-closing expenses.  We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date.  Through the third quarter of fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million.  This amount was paid with plan assets and a portion of funds from the purchase agreement escrow account.  The remaining liability for active employees was estimated to be approximately $4.9 million.  The net periodic benefit expense for the three and nine months ended June 28, 2009 was immaterial.

9.                                      Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency.  The following summarizes our comprehensive income:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(in thousands)

Net income	$31,011	$16,135	$66,533	$42,708
Other comprehensive income (loss)	6,734	(51)	6,977	(78)
Total comprehensive income	$37,745	$16,084	$73,510	$42,630

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  The court required AMT to post a $1 million bond which has been done.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  The trial court has not yet ruled on ITC’s motion.  We expect that appeals will follow the court’s ruling.  We believe that a reasonably possible range of exposure, including our attorneys’ fees, is from $0 to approximately $14.5 million.  As of June 28, 2009, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

In the fourth quarter of fiscal 2008, a domestic real estate investment trust (the “REIT”) that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia.  The suit alleged that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT.  On March 30, 2009, the parties definitively settled their dispute and agreed that their claims against each other will be dismissed.  The impact to our results of operations for the three and nine months ended June 28, 2009 was not material.

11.                               Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Dates of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB also issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market of that financial asset is not active.  The FSP observes that revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption.  Our adoption of SFAS 157 on September 29, 2008 was limited to financial assets and liabilities and had no impact on our condensed consolidated financial statements in the first nine months of fiscal 2009.  We are currently evaluating the anticipated effect of this statement on our non-financial assets and non-financial liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition.  In April 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141R-1”). SFAS 141R-1 amends and clarifies SFAS 141R, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it.  SFAS 141R and SFAS 141R-1 are effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  We will implement the new standard effective in fiscal 2010.  For any acquisitions completed after our fiscal 2009, we expect SFAS 141R will have an impact on our consolidated financial statements; however, the nature and magnitude of the impact will depend upon the nature, terms and size of the acquisitions we consummate.

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

In December 2007, Emerging Issues Task Force (“EITF”) issued 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the financial statements on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective in fiscal 2010 for all of our collaborations.  We do not believe that the adoption of EITF 07-01 will have a material effect on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165, effective June 15, 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is currently effective for us and the adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  We will implement the new standard effective in fiscal 2009, and all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing U.S. GAAP, we do not believe that the adoption of SFAS 168 will have a material effect on our consolidated financial statements.

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

We are a full-service company with a global reach in the areas of water programs, environmental management and remediation, energy and supporting infrastructure.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of June 2009, we had approximately 10,000 employees worldwide, located primarily in North America.

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

We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Client Sector
Federal government	45.8%	43.4%	45.4%	45.1%
State and local government	14.2	18.4	14.8	18.3
Commercial	28.8	37.2	32.9	35.7
International (1)	11.2	1.0	6.9	0.9
	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management.  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance focused on federal construction, environmental remediation including UXO and wetland restoration, energy projects including wind, nuclear engineering and other alternative energies, and communications development and construction.

The following table represents the approximate percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Reportable Segment
ECS	34.0%	27.8%	30.9%	28.0%
TSS	22.5	22.5	23.1	22.9
EAS	15.9	19.8	18.0	21.6
RCM	27.6	29.9	28.0	27.5
	100.0%	100.0%	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the approximate percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Contract Type
Fixed-price	35.7%	41.1%	36.1%	37.4%
Time-and-materials	44.3	39.8	42.8	41.6
Cost-plus	20.0	19.1	21.1	21.0
	100.0%	100.0%	100.0%	100.0%

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

BUSINESS TREND ANALYSIS

General.  Overall, we continued to deliver strong financial results in the third quarter of fiscal 2009, which reflected improvement compared to the same quarter last year.  Our performance was driven by our continuing focus on long-term value creation through the execution of our growth strategy.  We invested in business development activities to grow our business organically and made strategic acquisitions to enhance our service offerings and further expand our geographical presence.  In addition, we continued to implement and enforce project management policies and programs that focus on contract execution and risk management controls.  We also focused on cost control and the strategic management of our portfolio of businesses.

Due to the general weakness in the economy, we anticipate that our revenue will grow moderately in fiscal 2009.  In addition, we expect that the federal government’s stimulus plan contained in the American Recovery and Reinvestment Act of 2009 (“ARRA”) should provide us with additional business opportunities.  However, because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, contributions from the ARRA are not expected to be significant this fiscal year.  Furthermore, we expect a continuing period of considerable weakness in the economy even if government stimulus efforts succeed.  As such, we recognize that the current economic forces that have severely impacted both the domestic and international economies could affect our future work for the U.S. federal government, state and local government, and commercial and international businesses, which constituted approximately 56%, 12%, 25% and 7% of our revenue in the third quarter of fiscal 2009, respectively.

Federal Government.  In the third quarter of fiscal 2009, our federal government business was flat compared to the same quarter last year.  We experienced revenue growth driven by increased activity on our USAID, U.S. Department of Energy (“DOE”), Federal Aviation Administration and domestic U.S. Department of Defense (“DoD”) projects.  To a lesser extent, our recent acquisitions contributed to our federal government business.  However, the wind-down of our Iraq-related projects for the DoD offset the growth.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  Overall, our revenue from federal government projects is anticipated to increase modestly in fiscal 2009.  However, we continue to experience some delays in existing and near-term projects due to the diversion of attention to ARRA project planning and contracting efforts at some federal contracting offices.

State and Local Government.  In the third quarter of fiscal 2009, our state and local government business declined 24.8% compared to the same quarter last year.  The revenue decline resulted primarily from the continuing difficult economic conditions.  Many state and local government agencies are continuing to face challenging economic conditions, including budget deficits, declining tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally progress despite budget pressures.  However, due to the economic weakness across most states, we expect that our state and local government revenue will continue to decline in the fourth quarter of fiscal 2009.

Commercial.  In the third quarter of fiscal 2009, our commercial business declined 14.4% compared to the same quarter last year.  The revenue decline was attributable to project delays, cancellations and reduced workload in our real estate development, mining and industrial sectors as a result of current economic conditions.  The decline was partially offset by demand for our wind and other alternative energy services, as well as water programs.  Overall, we anticipate that our commercial business will experience revenue growth in fiscal 2009 compared to fiscal 2008 due to year-to-date growth over the prior year and our remaining backlog for wind, water, and environmental engineering and development programs.  However, the anticipated growth may not be realized if planned alternative energy projects are delayed or cancelled due to declining energy prices or other reasons.  Additionally, due to the current economic conditions, we will most likely continue to experience project delays and reduced profitability in our real estate development, mining and industrial sectors during the fourth quarter of fiscal 2009.

International.  Our international business has expanded significantly through the acquisition of Wardrop.  To a lesser extent, this growth was also driven by demand for our engineering design services overseas.  As a result, we anticipate that our international business will continue to experience significant growth in fiscal 2009 compared to fiscal 2008.  However, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to declining commodity and energy prices.

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

In the second quarter of fiscal 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment.  This acquisition significantly expanded our worldwide presence, adding 13 offices throughout Canada and offices in the United Kingdom and India.  During the first nine months of fiscal 2009, we made other acquisitions in the TSS segment that expanded our service offerings to USAID, in the ECS segment that broadened our energy services to the federal government, state and local government and commercial clients, and in the RCM segment that expanded our Base Realignment and Closure (“BRAC”) and military construction programs with the DoD.

RESULTS OF OPERATIONS

Overall, our results for the third quarter of fiscal 2009 improved compared to the same quarter last year due to our focus on organic growth and the strategic pursuit of acquisitions that enhance our service offerings and expand our geographical presence.  Although our revenue declined slightly due to the wind-down of our Iraq-related projects, our revenue, net of subcontractor costs, grew 7.4% compared to the same quarter last year.  The growth of our revenue, net of subcontractor costs, was driven by increased activity on BRAC, USAID and other federal government programs, which required a lower level of subcontracting activities compared to the Iraq-related projects.  In addition, demand for our wind energy, water, and engineering and development services by our commercial clients fueled our growth, together with our recent acquisitions, particularly Wardrop.

Consolidated Results

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue	$551,376	$564,277	$(12,901)	(2.3)%	$1,712,364	$1,496,050	$216,314	14.5%
Subcontractor costs	(194,449)	(232,008)	37,559	16.2	(693,197)	(599,269)	(93,928)	(15.7)
Revenue, net of subcontractor costs	356,927	332,269	24,658	7.4	1,019,167	896,781	122,386	13.6
Other contract costs	(282,258)	(266,379)	(15,879)	(6.0)	(813,835)	(716,874)	(96,961)	(13.5)
Gross profit	74,669	65,890	8,779	13.3	205,332	179,907	25,425	14.1
Selling, general and administrative expenses	(41,918)	(37,840)	(4,078)	(10.8)	(116,136)	(104,316)	(11,820)	(11.3)
Income from operations	32,751	28,050	4,701	16.8	89,196	75,591	13,605	18.0
Interest expense – net	(473)	(483)	10	2.1	(2,240)	(2,600)	360	13.8
Income before income tax expense	32,278	27,567	4,711	17.1	86,956	72,991	13,965	19.1
Income tax expense	(1,267)	(11,432)	10,165	88.9	(20,423)	(30,283)	9,860	32.6

Net income	$31,011	$16,135	$14,876	92.2%	$66,533	$42,708	$23,825	55.8%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0)
Other contract costs	(79.1)	(80.2)	(79.9)	(79.9)
Gross profit	20.9	19.8	20.1	20.1
Selling, general and administrative expenses	(11.7)	(11.4)	(11.4)	(11.6)
Income from operations	9.2	8.4	8.7	8.5
Interest expense – net	(0.1)	(0.1)	(0.2)	(0.3)
Income before income tax expense	9.1	8.3	8.5	8.2
Income tax expense	(0.4)	(3.4)	(2.0)	(3.4)
Net income	8.7%	4.9%	6.5%	4.8%

For the three and nine months ended June 28, 2009, revenue decreased $12.9 million, or 2.3%, and increased $216.3 million, or 14.5%, compared to the same periods last year, respectively. For the three-month period, our revenue declined due to the wind-down of our Iraq-related projects with the DoD, completion of several large contracts, funding and contract delays, and cancellations by certain commercial, and state and local government clients. The decline was largely offset by demand for our wind energy, water, and engineering and development services by our commercial clients, and for BRAC and USAID services by our federal government clients. Our recent acquisitions also contributed revenue, particularly from Wardrop in our international business. For the nine-month period, we experienced revenue growth in our commercial business due to demand for our wind energy, water, and engineering and development services, our international business resulting from the Wardrop acquisition, and our federal government business primarily driven by increased activity on BRAC and USAID, partially offset by the wind-down of Iraq-related projects. To a lesser extent, the overall growth was partially offset by revenue declines in our state and local government business due to budget and spending constraints, and the completion of several large contracts.

For the three and nine months ended June 28, 2009, revenue, net of subcontractor costs, increased $24.7 million, or 7.4%, and $122.4 million, or 13.6%, compared to the same periods last year, respectively, for the reasons described above. For the three-month period, the increases deviated from the revenue trend due to contract mix since subcontractor services can change significantly from project to project and from period to period. More specifically, we experienced a decline in subcontracting activity due to the wind-down of Iraq-related contracts, which were subcontracted in large part to local Iraqis. Overall, our subcontracting activities remained high for the three and nine-month periods due to wind energy, BRAC and certain water programs. Further, our program management activities on federal government contracts typically result in higher levels of subcontracting activities that are partially driven by government-mandated small business set-aside requirements.

For the three and nine months ended June 28, 2009, other contract costs increased $15.9 million, or 6.0%, and $97.0 million, or 13.5%, compared to the same periods last year, respectively. For the most part, the cost increase tracked to our increase in revenue, net of subcontractor costs. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs were 79.1% and 79.9%, compared to 80.2% and 79.9% for the same periods last year, respectively.

For the three and nine months ended June 28, 2009, gross profit increased $8.8 million, or 13.3%, and $25.4 million, or 14.1%, compared to the same periods last year, respectively, for the reasons described above. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 20.9% and 20.1%, compared to 19.8% and 20.1% for the same periods last year, respectively. For the three-month period, the percentage increase was driven by favorable contract adjustments and contract performance on a few large fixed-price contracts related to wind energy, water, and engineering and development projects, partially offset by provisions for losses on certain accounts receivable from commercial clients. For the nine-month period, the favorable contract adjustments and higher profit margins were offset by increased costs during the first half of fiscal 2009 on an alternative energy program, regulatory and project delays, subcontractor issues, and provisions for losses on certain accounts receivable from commercial clients.

For the three and nine months ended June 28, 2009, SG&A expenses increased $4.1 million, or 10.8%, and $11.8 million, or 11.3%, compared to the same periods last year, respectively. The increase resulted from our business growth, including the additional amortization expense of intangible assets related to our recent acquisitions and higher business development activities. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, SG&A expenses were 11.7% and 11.4%, compared to 11.4% and 11.6% for the same periods last year, respectively.

For the three and nine months ended June 28, 2009, net interest expense decreased $0.01 million, or 2.1%, and $0.4 million, or 13.8%, compared to the same periods last year, respectively. The decrease resulted from lower interest expense on our borrowings due to lower interest rates, partially offset by lower interest income from short-term cash investments also due to lower interest rates.

For the three and nine months ended June 28, 2009, income tax expense decreased $10.2 million, or 88.9%, and $9.9 million, or 32.6%, compared to the same periods last year, respectively. Our effective tax rates were 23.5% and 41.5% for the first nine months of fiscal years 2009 and 2008, respectively. The lower effective tax rate resulted primarily from a tax settlement with the IRS and recognition of previously unclaimed R&E credits based on completed studies and analyses.

Additional Information by Reportable Segment

Environmental Consulting Services

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$121,212	$92,307	$28,905	31.3%	$315,079	$251,405	$63,674	25.3%
Other contract costs	(97,336)	(73,480)	(23,856)	(32.5)	(257,247)	(202,945)	(54,302)	(26.8)
Gross profit	$23,876	$18,827	$5,049	26.8%	$57,832	$48,460	$9,372	19.3%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(80.3)	(79.6)	(81.6)	(80.7)
Gross profit	19.7%	20.4%	18.4%	19.3%

For the three and nine months ended June 28, 2009, revenue, net of subcontractor costs, increased $28.9 million, or 31.3%, and $63.7 million, or 25.3%, compared to the same periods last year, respectively. For both periods, the growth was primarily driven by our strategic acquisitions, particularly Wardrop in the international area. This segment also experienced organic growth in the federal, and state and local government businesses. Further, increased workload on a large environmental engineering and development project for a commercial client contributed to the growth. However, this segment’s commercial business declined on an overall basis due to reduced demand for geotechnical and mining services.

For the three and nine months ended June 28, 2009, other contract costs increased $23.9 million, or 32.5%, and $54.3 million, or 26.8%, compared to the same periods last year, respectively. For both periods, the dollar increases resulted largely from additional costs incurred to support the growth in revenue, net of subcontractor costs. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs increased to 80.3% from 79.6%, and 81.6% from 80.7% for the same periods last year, respectively. The percentage increases resulted from the aforementioned revenue declines, and increased costs during the first half of fiscal 2009 on certain fixed-price projects caused by inclement weather, regulatory delays and subcontractor issues.

For the three and nine months ended June 28, 2009, gross profit increased $5.0 million, or 26.8%, and $9.4 million, or 19.3%, compared to the same periods last year for the reasons described above. In addition, gross profit rates on our commercial work decreased due to the economic slowdown, partially offset by improved project performance on a large environmental engineering and development project. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, gross profit decreased to 19.7% from 20.4%, and 18.4% from 19.3% for the same periods last year, respectively.

Technical Support Services

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$80,315	$74,812	$5,503	7.4%	$235,354	$205,282	$30,072	14.6%
Other contract costs	(64,563)	(61,090)	(3,473)	(5.7)	(188,479)	(167,545)	(20,934)	(12.5)
Gross profit	$15,752	$13,722	$2,030	14.8%	$46,875	$37,737	$9,138	24.2%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(80.4)	(81.7)	(80.1)	(81.6)
Gross profit	19.6%	18.3%	19.9%	18.4%

For the three and nine months ended June 28, 2009, revenue, net of subcontractor costs, increased $5.5 million, or 7.4%, and $30.1 million, or 14.6%, compared to the same periods last year, respectively. For both periods, the growth was driven by our acquisitions, and increased workload with the DoD and other federal clients. This growth was partially offset by a revenue decline in our commercial business. For the nine-month period, we also experienced increased demand from USAID for our international development services.

For the three and nine months ended June 28, 2009, other contract costs increased $3.5 million, or 5.7%, and $20.9 million, or 12.5%, compared to the same periods last year, respectively. For both periods, the increases resulted largely from additional costs incurred to support revenue growth. However, for the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs decreased to 80.4% from 81.7%, and 80.1% from 81.6% for the same periods last year, respectively. The percentage decreases resulted from improved project performance on certain fixed-price contracts and our focus on overhead cost control on discretionary expenses.

For the three and nine months ended June 28, 2009, gross profit increased $2.0 million, or 14.8%, and $9.1 million, or 24.2%, compared to the same quarter last year for the reasons described above. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, gross profit increased to 19.6% from 18.3%, and 19.9% from 18.4% for the same periods last year, respectively.

Engineering and Architecture Services

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$56,895	$65,727	$(8,832)	(13.4)%	$183,339	$193,336	$(9,997)	(5.2)%
Other contract costs	(45,156)	(52,471)	7,315	13.9	(145,842)	(154,714)	8,872	5.7
Gross profit	$11,739	$13,256	$(1,517)	(11.4)%	$37,497	$38,622	$(1,125)	(2.9)%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(79.4)	(79.8)	(79.5)	(80.0)
Gross profit	20.6%	20.2%	20.5%	20.0%

For the three and nine months ended June 28, 2009, revenue, net of subcontractor costs, decreased $8.8 million, or 13.4%, and $10.0 million, or 5.2%, compared to the same periods last year, respectively. For both periods, this segment experienced a revenue decline in the commercial business due to the slowdown in the real estate development and industrial markets. In addition, revenue from state and local government clients decreased due to budget and spending constraints. These declines were partially mitigated by our acquisitions in late fiscal 2008, demand for our engineering design services overseas from our international clients and increased project activity with the DoD.

For the three and nine months ended June 28, 2009, other contract costs decreased $7.3 million, or 13.9%, and $8.9 million, or 5.7%, compared to the same periods last year, respectively. For both periods, the decreases resulted primarily from reduced overhead, labor and other employee-related expenses, which corresponded to the aforementioned revenue declines. These cost decreases were partially offset by higher loss provisions and accounts receivable allowances on certain commercial projects due to the continuing economic slowdown. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, other contract costs decreased slightly to 79.4% from 79.8%, and to 79.5% from 80.0% for the same periods last year, respectively.

For the three and nine months ended June 28, 2009, gross profit decreased $1.5 million, or 11.4%, and $1.1 million, or 2.9%, compared to the same periods last year, respectively, for the reasons described above. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, gross profit increased slightly to 20.6% from 20.2%, and 20.5% from 20.0% for the same periods last year, respectively. Although our revenue declined, our gross profit percentages increased slightly due to overhead cost control.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2009	2008	$	%	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$98,505	$99,423	$(918)	(0.9)%	$285,395	$246,758	$38,637	15.7%
Other contract costs	(75,203)	(79,338)	4,135	5.2	(222,267)	(191,670)	(30,597)	(16.0)
Gross profit	$23,302	$20,085	$3,217	16.0%	$63,128	$55,088	$8,040	14.6%

The following table presents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenue, net of subcontractor costs	100.0%	100.0%	100.0%	100.0%
Other contract costs	(76.3)	(79.8)	(77.9)	(77.7)
Gross profit	23.7%	20.2%	22.1%	22.3%

For the three and nine months ended June 28, 2009, revenue, net of subcontractor costs, decreased $0.9 million, or 0.9%, and increased $38.6 million, or 15.7%, compared to the same periods last year, respectively. For the three-month period, the slight revenue decline resulted from the continuing wind-down of Iraq-related projects and the completion of several large state and local government projects. The decline was largely offset by increased workload on wind energy and water contracts for our commercial clients and BRAC programs for the DoD. For the nine-month period, this segment experienced strong growth in the commercial business, which was driven by demand for wind energy and water services. In addition, the federal government business grew due to increased activity on BRAC and DOE programs that largely offset the wind-down of Iraq-related projects and the completion of several large state and local government projects.

For the three and nine months ended June 28, 2009, other contract costs decreased $4.1 million, or 5.2%, and increased $30.6 million, or 16.0%, compared to the same periods last year, respectively. For the most part, the changes largely corresponded to the trends in revenue, net of subcontractor costs. For the three-month period, this segment experienced reduced activity related to the procurement of materials and supplies for construction projects. For the nine-month period, additional costs related to an alternative energy program, and additional contract costs caused by inclement weather, subcontractor issues and scheduling delays, were recognized. Further, in the first half of fiscal 2008, we recognized one-time gains related to project equipment disposals following certain contract close-outs. As a result, for the three and nine months ended June 28, 2009, other contract costs, as a percentage of revenue, net of subcontractor costs, decreased to 76.3% from 79.8%, and increased slightly to 77.9% from 77.7% for the same periods last year, respectively.

For the three and nine months ended June 28, 2009, gross profit increased $3.2 million, or 16.0%, and $8.0 million, or 14.6%, compared to the same periods last year, respectively. For the three and nine months ended June 28, 2009, as a percentage of revenue, net of subcontractor costs, gross profit was 23.7% and 22.1%, compared to 20.2% and 22.3% for the same periods last year, respectively. For both periods, the aforementioned cost increases were partially mitigated by favorable claim settlements on our Iraq-related projects and higher margins on certain commercial wind energy and water projects. Additionally, for the three-month period, the gross profit rate increased as a result of a favorable final contract close-out resulting from improved performance on a commercial fixed-price contract.

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

Working Capital. Our working capital was approximately $232 million for both periods ended June 28, 2009 and September 28, 2008. As of June 28, 2009, our cash and cash equivalents decreased $2.6 million, or 5.2%, compared to last fiscal year-end.

Operating Activities. For the first nine months of fiscal 2009, our net cash provided by operating activities was $107.4 million, an increase of $64.3 million, or 149.3%, compared to the same period last year. The increase resulted from substantial cash collections on certain large fixed-price contracts, an IRS tax settlement refund and higher net income. The overall increase was partially offset by payments related to subcontractor accruals and year-end employee compensation, and the reduced liability related to advance payments received on contract work as a result of contract execution.

Investing Activities. For the first nine months of fiscal 2009, our net cash used in investing activities was $115.6 million, an increase of $48.0 million, or 71.0%, compared to the same period last year. In fiscal 2009, we used more cash to pay for business acquisitions, particularly Wardrop. For the first nine months of fiscal 2009, our capital expenditures were $13.3 million, a decrease of $0.5 million, or 3.7%, compared to the same period last year. New equipment was purchased to replace obsolete equipment and satisfy requirements for project execution.

Financing Activities. For the first nine months of fiscal 2009, our net cash provided by financing activities was $4.7 million, an increase of $7.6 million, or 266.0%, compared to $2.9 million net cash used in financing activities for the same period last year.

Debt Financing. In March 2007, we entered into an Amended and Restated Credit Agreement (“Credit Agreement”). Under the Credit Agreement, our revolving credit facility (“Facility”) was increased from $150.0 million to $300.0 million, and the term of the agreement was extended for five years through March 30, 2012. As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility. Other than the increased capacity under the Facility and improved pricing rate structure, the terms and conditions relating to the Facility are substantially similar to those of the prior Facility. In May 2008 and January 2009, we entered into amendments to the Credit Agreement solely to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions. There was no change to the overall size of the Facility. As of June 28, 2009, we had $42.0 million in outstanding borrowings, $17.3 million in standby letters of credit and $240.8 million in availability under the Facility.

The Credit Agreement requires us to comply with various financial and operating covenants. Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) is 2.5x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter. As of June 28, 2009, our consolidated leverage ratio was 0.52x, and our fixed charge coverage ratio was 2.85x. Further, the Credit Agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of June 28, 2009, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

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

Tax Claims. We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition. We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits. Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months. We have completed studies and analyses for the tax years subsequent to fiscal 2004 and are in the process of filing amended returns to claim federal and state R&E Credits for certain years. There is a high probability that the claims will be examined by taxing authorities. If the resolution of these pending and anticipated examinations is more favorable than expected, the change in unrecognized tax benefits could be significant. However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.

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

We anticipate repaying $6.3 million of our outstanding indebtedness in the next 12 months, of which $2.3 million relates to the guaranteed earn-out payment associated with certain acquisitions and $4.0 million relates to other debt. Assuming we do repay the remaining $4.0 million ratably during the next 12 months and hold $42.0 million in borrowing under the Facility for the next 12 months, our annual interest expense would increase or decrease by $0.4 million when our average interest rate increases or decreases by 1% per annum. There can be no assurance that we will, or will be able to, repay our debt in the prescribed manner. In addition, we could incur additional debt under the Facility to meet our operating needs or to finance future acquisitions.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting. As of June 28, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT. In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees. The court required AMT to post a $1 million bond which has been done. In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees. The trial court has not yet ruled on ITC’s motion. We expect that appeals will follow the court’s ruling. We believe that a reasonably possible range of exposure, including our attorneys’ fees, is from $0 to approximately $14.5 million. As of June 28, 2009, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

In the fourth quarter of fiscal 2008, a REIT that owns and rents apartments filed suit against us and a former employee in the United States District Court for the Eastern District of Virginia. The suit alleged that employees at one of our operating divisions in Colorado participated in a scheme to defraud the REIT in connection with contracts for environmental clean-up work between us and the REIT. On March 30, 2009, the parties definitively settled their dispute and agreed that their claims against each other will be dismissed. The impact to our results of operations for the three and nine months ended June 28, 2009 was not material.

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

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business

In the third quarter of fiscal 2009, we generated 60.0% of our revenue, net of subcontractor costs, from contracts with federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 45.8% of our revenue, net of subcontractor costs, in the third quarter of 2009 from the following agencies: 25.3% from the DoD, 9.2% from USAID and 11.3% from other U.S. federal agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our future revenues

Revenue under contracts with the DoD represented 25.3% of our revenue, net of subcontractor costs, in the third quarter of fiscal 2009.  In the third quarter of fiscal 2009, we experienced a revenue decline for project management reconstruction and UXO services in Iraq compared to the same period last year.  While spending authorization for defense-related programs has increased significantly in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource U.S. federal government jobs to the private sector, these spending levels may not be sustainable, particularly with the Iraq-related work.  For example, the DoD budget declined in the late 1980s and the early 1990s, resulting in DoD program delays and cancellations.  Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide service.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could harm our operations and significantly reduce our future revenues.

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

•                  The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

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

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of June 28, 2009, our goodwill was $310.2 million and other intangible assets were $30.1 million.  We are required to perform a goodwill and intangible asset impairment test for potential impairment at least on an annual basis.  This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as the interpretation of current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired and an impairment charge could result in a material adverse effect on our financial position or results of operations.

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

Adverse resolution of an IRS or other tax authority examination process may harm our financial results

We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  We have completed studies and analyses for the tax years subsequent to fiscal 2004 and are in the process of filing amended returns to claim federal and state R&E Credits for certain years.  There is a high probability that the claims will be examined by taxing authorities.  If the resolution of these pending and anticipated examinations is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results

Our backlog as of June 28, 2009 was $1.7 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations

During the third quarter of fiscal 2009, we generated 11.2% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

Our international operations expose us to foreign currency risk

A majority of our transactions are in U.S. dollars; however, a few foreign subsidiaries conduct businesses in various foreign currencies.  Therefore, we are subject to currency exposures and volatility because of currency fluctuations, inflation changes and economic conditions in these countries.  We currently have no foreign currency hedges.  We attempt to minimize our exposure to foreign currency fluctuations by matching our revenues and expenses in the same currency for our contracts.  For the three months ended June 28, 2009 and June 29, 2008, we had $6.7 million of foreign currency translation gain, net of tax, and $0.1 million of foreign currency translation loss, net of tax, respectively.  For the nine months ended June 28, 2009 and June 29, 2008, we had $7.0 million of foreign currency translation gain, net of tax, and $0.1 million of foreign currency translation loss, net of tax, respectively.

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

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results

In the third quarter of fiscal 2009, we generated 28.8% of our revenue, net of subcontractor costs, from commercial clients.  Due to the continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

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

If we do not successfully complete the implementation of our enterprise resource planning (“ERP”) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems; any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management.  During fiscal 2009, we converted a few operating units into our ERP system, and we plan to complete the conversion process including our recent acquisitions, in fiscal 2011. In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Dated: July 31, 2009	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman and Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)