Form 10-Q
period 2009-12-27
TETRA TECH INC
filed 2010-01-29
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Yes  ☐   No  ☒

As of January 25, 2010, 61,680,396 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                   FINANCIAL INFORMATION

Item 1.                                   Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	December 27, 2009	September 27, 2009
CURRENT ASSETS:
Cash and cash equivalents	$81,112	$89,185
Accounts receivable – net	490,212	506,316
Prepaid expenses and other current assets	53,452	55,167
Income taxes receivable	15,017	5,222
Total current assets	639,793	655,890

PROPERTY AND EQUIPMENT:
Land and buildings	11,201	10,555
Equipment, furniture and fixtures	129,179	126,249
Leasehold improvements	13,798	13,740
Total	154,178	150,544
Accumulated depreciation and amortization	(84,087)	(79,616)
PROPERTY AND EQUIPMENT – NET	70,091	70,928

GOODWILL	326,998	319,685
INTANGIBLE ASSETS – NET	31,334	33,769
OTHER ASSETS	17,998	17,633

TOTAL ASSETS	$1,086,214	$1,097,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$140,371	$149,352
Accrued compensation	57,339	88,793
Billings in excess of costs on uncompleted contracts	92,350	105,162
Deferred income taxes	14,795	9,645
Current portion of long-term obligations	4,326	4,320
Other current liabilities	78,866	74,964
Total current liabilities	388,047	432,236

DEFERRED INCOME TAXES	7,303	4,615
LONG-TERM OBLIGATIONS	6,300	6,530
OTHER LONG-TERM LIABILITIES	11,345	8,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of December 27, 2009 and September 27, 2009	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 61,436 and 61,257 shares as of December 27, 2009 and September 27, 2009, respectively	614	613
Additional paid-in capital	354,670	350,571
Accumulated other comprehensive income	16,158	12,226
Retained earnings	301,777	283,068
TOTAL STOCKHOLDERS’ EQUITY	673,219	646,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,086,214	$1,097,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 27, 2009	December 28, 2008

Revenue	$541,957	$638,683
Subcontractor costs	(198,464)	(308,657)
Revenue, net of subcontractor costs	343,493	330,026

Other contract costs	(273,710)	(265,685)
Gross profit	69,783	64,341

Selling, general and administrative expenses	(38,666)	(35,725)
Income from operations	31,117	28,616

Interest expense – net	(256)	(916)
Income before income tax expense	30,861	27,700

Income tax expense	(12,152)	(11,392)

Net income	$18,709	$16,308

Earnings per share:
Basic	$0.31	$0.27
Diluted	$0.30	$0.27

Weighted-average common shares outstanding:
Basic	61,161	59,736
Diluted	62,089	60,275

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 27, 2009	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$18,709	$16,308

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,897	5,581
Stock-based compensation	2,700	2,036
Excess tax benefits from stock-based compensation	(701)	(20)
Deferred income taxes	7,934	3,201
Provision for losses on contracts and related receivables	(326)	6,301
Exchange (gain) loss	(106)	4
Loss (gain) on disposal of property and equipment	53	(1)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,892	(20,048)
Prepaid expenses and other assets	717	4,238
Accounts payable	(9,350)	(13,506)
Accrued compensation	(30,822)	(42,462)
Billings in excess of costs on uncompleted contracts	(12,812)	17,641
Other liabilities	4,570	(8,895)
Income taxes receivable/payable	(8,513)	1,945
Net cash used in operating activities	(5,158)	(27,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,920)	(3,235)
Payments for business acquisitions, net of cash acquired	(1,415)	(7,352)
Proceeds from sale of property and equipment	139	75
Net cash used in investing activities	(5,196)	(10,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations	(251)	(20,180)
Proceeds from borrowings under long-term obligations	–	36,000
Excess tax benefits from stock-based compensation	701	20
Net proceeds from issuance of common stock	1,433	571
Net cash provided by financing activities	1,883	16,411

EFFECT OF EXCHANGE RATE CHANGES ON CASH	398	–

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,073)	(21,778)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,185	50,902
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,112	$29,124

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$353	$637
Income taxes, net of refunds received	$13,022	$6,253

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 27, 2009, the condensed consolidated statements of income for the three months ended December 27, 2009 and December 28, 2008, and the condensed consolidated statements of cash flows for the three months ended December 27, 2009 and December 28, 2008 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 27, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.  The results of operations for the three months ended December 27, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2010.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events.  We evaluated subsequent events through January 29, 2010, the date our financial statements were issued.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 27, 2009	September 27, 2009
	(in thousands)

Billed	$286,435	$299,935
Unbilled	222,747	222,322
Contract retentions	12,585	14,952
Total accounts receivable – gross	521,767	537,209

Allowance for doubtful accounts	(31,555)	(30,893)
Total accounts receivable – net	$490,212	$506,316

Billings in excess of costs on uncompleted contracts	$92,350	$105,162

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of December 27, 2009 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of client-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Billed accounts receivable related to U.S. federal government contracts were $113.4 million and $97.3 million as of December 27, 2009 and September 27, 2009, respectively.  Federal government unbilled receivables, net of progress payments, were $86.9 million and $68.1 million as of December 27, 2009 and September 27, 2009, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of December 27, 2009 and September 27, 2009.

3.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the three months ended December 27, 2009 were as follows:

	September 27, 2009	Goodwill Adjustments	December 27, 2009
		(in thousands)

Environmental consulting services	$189,416	$6,146	$195,562
Technical support services	57,256	1,167	58,423
Engineering and architecture services	15,970	–	15,970
Remediation and construction management	57,043	–	57,043
Total	$319,685	$7,313	$326,998

The increase in goodwill is primarily attributable to earn-out accruals and payments and foreign currency translation adjustments associated with prior acquisitions.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 27, 2009 and September 27, 2009, included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	December 27, 2009		September 27, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$3,898	$(1,379)	$3,825	$(1,118)
Client relations	25,223	(4,667)	24,791	(3,632)
Backlog	27,213	(18,954)	27,057	(17,154)
Total	$56,334	$(25,000)	$55,673	$(21,904)

For the first quarter of fiscal 2010, the gross amounts in the table above increased due to foreign currency translation adjustments.  For the first quarters of fiscal 2010 and 2009, amortization expense for these intangible assets was $3.0 million and $1.7 million, respectively.  Estimated amortization expense for the remainder of fiscal 2010 and the succeeding years is as follows:

Amount
(in thousands)

2010	$7,858
2011	8,222
2012	5,141
2013	3,290
2014	2,790
Beyond	4,033

4.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests (or to the employee’s eligible retirement date, if earlier).  Stock-based compensation expense for the first quarters of fiscal 2010 and 2009 was $2.7 million and $2.0 million, respectively.  These amounts were primarily included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2010, we granted 1,034,974 stock options with exercise prices ranging from $25.55 - $26.77 per share and an estimated weighted-average fair value of $10.77 per share.  In addition, we granted 88,258 shares of restricted stock to certain directors and executive officers at a grant price of $25.55 per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 27, 2009	December 28, 2008
	(in thousands, except per share data)

Numerator:
Net income	$18,709	$16,308

Denominator for basic earnings per share	61,161	59,736

Denominator for diluted earnings per share:
Denominator for basic earnings per share	61,161	59,736
Potential common shares – stock options and unvested restricted stock	928	539
Denominator for diluted earnings per share	62,089	60,275

Earnings per share:
Basic	$0.31	$0.27
Diluted	$0.30	$0.27

For the first quarters of fiscal 2010 and 2009, 1.2 million and 2.9 million options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

6.                                      Income Taxes

We remain in the appeals process with the Internal Revenue Service (“IRS”) for fiscal years 2002 through 2004 related to research and experimentation credits (“R&E Credits”) and our tax accounting method for revenue recognition.  We are also under examination by the California Franchise Tax Board (“FTB”) for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  We have completed R&E Credit studies and analyses for the tax years subsequent to fiscal 2004 and are in the process of filing amended returns to claim federal and state R&E Credits for certain years.  There is a high probability that claimed R&E Credits will be examined by the taxing authorities.  If the resolution of these pending and anticipated examinations is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there could be a material increase in our income tax expense in the period in which the determination is made.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2001.

On December 31, 2009 the federal R&E Credits provision expired.  As such, we have only estimated a benefit from federal R&E Credits through the expiration date.  Should the R&E Credits provision be retroactively extended during fiscal 2010, additional benefits will be reflected in our effective tax rate during the quarter of enactment.

7.                                      Reportable Segments

Our reportable segments are as follows:

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

Engineering and Architecture Services (“EAS”).  EAS provides engineering and architecture design services, including Leadership in Energy and Environmental Design (“LEED”) services, together with technical and program administration services for projects related to water infrastructure, buildings and land development, and transportation.

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance.  RCM is focused on federal construction, environmental remediation including unexploded ordinance (“UXO”) and wetland restoration, energy projects including wind, nuclear engineering and other alternative energies, and communications development and construction.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
			(in thousands)

Three months ended December 27, 2009:
Revenue	$164,555	$130,085	$65,998	$200,393	$561,031
Revenue, net of subcontractor costs	123,734	82,363	51,219	86,177	343,493
Gross profit	21,973	16,624	9,787	21,399	69,783
Segment income from operations	13,196	10,410	2,291	9,466	35,363
Depreciation expense	1,407	159	553	2,057	4,176

Three months ended December 28, 2008:
Revenue	$129,256	$125,877	$84,656	$317,215	$657,004
Revenue, net of subcontractor costs	87,750	76,490	64,295	101,491	330,026
Gross profit	15,619	14,930	12,866	20,926	64,341
Segment income from operations	8,727	8,706	4,301	9,514	31,248
Depreciation expense	660	175	550	1,847	3,232

Total assets by segment were as follows:

	December 27, 2009	September 27, 2009
	(in thousands)

ECS	$493,458	$486,002
TSS	230,052	223,177
EAS	87,311	91,646
RCM	312,571	351,247
Total assets	$1,123,392	$1,152,072

Reconciliations

	Three Months Ended
	December 27, 2009	December 28, 2008
	(in thousands)
Revenue
Revenue from reportable segments	$561,031	$657,004
Elimination of inter-segment revenue	(19,074)	(18,321)
Total consolidated revenue	$541,957	$638,683

Income from operations
Segment income from operations	$35,363	$31,248
Amortization of intangibles	(2,980)	(1,719)
Other expense (1)	(1,266)	(913)
Total consolidated income from operations	$31,117	$28,616

Depreciation Expense
Depreciation expense from reportable segments	$4,176	$3,232
Other (2)	639	532
Total consolidated depreciation expense	$4,815	$3,764

(1) Other expense includes corporate costs not allocable to segments.
(2) Other includes depreciation expense from corporate headquarters.

	December 27, 2009	September 27, 2009
	(in thousands)

Assets
Total assets of reportable segments	$1,123,392	$1,152,072
Assets not allocated to segments and intercompany eliminations	(37,178)	(54,167)
Total consolidated assets	$1,086,214	$1,097,905

Major Clients

Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
	December 27, 2009	December 28, 2008
	(in thousands)
Client Sector
Federal government	$151,861	$141,684
State and local government	60,220	50,567
Commercial	88,631	132,020
International (1)	42,781	5,755
Total	$343,493	$330,026

(1)

Includes all revenue generated from our foreign operations, primarily in Canada, and revenue generated from our international clients that is performed by our domestic operations.  Revenue related to projects performed by our domestic operations in foreign countries for U.S. federal government and domestic commercial clients was reported as part of our U.S. federal government and commercial client sectors, respectively.

8.                                      Pension Plan

In connection with the acquisition of Wardrop Engineering Inc. (“Wardrop”), we assumed the assets and obligations under Wardrop’s defined benefit pension plan, which primarily covered a group of active and inactive employees and a limited number of retirees.  No new employees are eligible to participate in this plan.  Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan as soon as practical.  Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-closing expenses.  We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date.  In fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million.  This amount was paid with plan assets and a portion of the funds in the escrow account.  The remaining net liability for active employees was estimated to be approximately $2.0 million (net of remaining plan assets of approximately $3.8 million), which is reported as part of “Other current liabilities” on our condensed consolidated balance sheet as of December 27, 2009.  There is a corresponding asset related to the escrow account that is reported as part of “Prepaid expenses and other current assets” on our condensed consolidated balance sheet as of December 27, 2009.  Approval from the appropriate government agencies was obtained in December 2009 to terminate the plan and distribute all plan assets.  We expect to complete this process in fiscal 2010.  The net periodic benefit expense for the first quarter of fiscal 2010 was immaterial.

9.                                      Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The following summarizes our comprehensive income:

	Three Months Ended
	December 27, 2009	December 28, 2008
	(in thousands)

Net income	$18,709	$16,308
Other comprehensive income:
Unrealized loss on hedging activities	(170)	–
Foreign currency translation gain (loss)	4,102	(50)
Total comprehensive income	$22,641	$16,258

10.                               Fair Value of Derivative Instruments

In January 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop. The intercompany note receivable is denominated in Canadian dollars and has a fixed rate of interest payable in Canadian dollars.  In November 2009, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for Canadian $4.2 million (equivalent to U.S. $4.0 million at date of inception) and one contract matures on each of January 27, 2010, January 27, 2011 and January 27, 2012. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”, and the fair value and the change in the fair value were not material for the first quarter of fiscal 2010. No gains or losses were recognized in earnings as these contracts were deemed to be effective as a hedge.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  AMT has posted a bond, as required by the trial court, of $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of December 27, 2009, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

12.                               Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on fair value measurements that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for all non-recurring fair value measurements of non-financial assets and liabilities, which is effective for financial statements issued for fiscal years beginning after November 15, 2008. In October 2008, the FASB clarified the application of its authoritative guidance related to a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Revisions resulting from a change in valuation technique or its application should be accounted for as a change in accounting estimate, and any effects on fair-value measurement would be recognized in the period of adoption.  Our adoption of this guidance on September 29, 2008 was limited to financial assets and liabilities, and it had no impact on our consolidated financial statements in fiscal 2009.  We adopted the remaining aspects of the fair value measurement standard on our non-financial assets and non-financial liabilities on September 28, 2009, and the adoption of the guidance did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent considerations at the date of acquisition.  In April 2009, the FASB issued an amendment to revise and clarify the guidance on business combinations, which requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it.  The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  We adopted the guidance on September 28, 2009.  For any acquisitions completed after fiscal 2009, we expect the adoption of the guidance will have an impact on our consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of the acquisitions we consummate.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  We do not currently have any less than wholly-owned consolidated subsidiaries.  We adopted the guidance on September 28, 2009 and the adoption of the guidance did not have an effect on our consolidated financial statements as we do not currently have any noncontrolling interests.

In April 2008, the FASB issued authoritative guidance that revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the guidance.  We adopted the guidance on September 28, 2009 and the adoption of the guidance did not have a material effect on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued an amendment that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity. Such analysis requires us to assess whether we have the power to direct the activities of the variable interest entity and if we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures.  The guidance is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update that provides amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect the adoption will have on our results of operations, financial position and cash flows, but do not expect the adoption will have a material impact on our consolidated financial statements.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  All statements other than statements of historical facts are statements that could be deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere herein.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We are a full-service company with a global reach in the areas of water programs, environmental management and remediation, alternative energy and supporting infrastructure.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of December 27, 2009, we had approximately 9,900 employees worldwide, located primarily in North America.

We derive our revenue from fees for professional, technical, project management and construction services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide our services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table represents the percentage of our revenue, net of subcontractor costs, by client sector:

	Three Months Ended
	December 27, 2009	December 28, 2008
Client Sector
Federal government	44.2%	42.9%
State and local government	17.5	15.3
Commercial	25.8	40.0
International (1)	12.5	1.8
	100.0%	100.0%

(1)

Includes all revenue generated from our foreign operations, primarily in Canada, and revenue generated from our international clients that is performed by our domestic operations.  Revenue related to projects performed by our domestic operations in foreign countries for U.S. federal government and domestic commercial clients was reported as part of our U.S. federal government and commercial client sectors, respectively.

Our reportable segments are as follows:

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

The following table represents the percentage of our revenue, net of subcontractor costs, by reportable segment:

	Three Months Ended
	December 27, 2009	December 28, 2008
Reportable Segment
ECS	36.0%	26.6%
TSS	24.0	23.1
EAS	14.9	19.5
RCM	25.1	30.8
	100.0%	100.0%

Our services are provided under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue, net of subcontractor costs, by contract type:

	Three Months Ended
	December 27, 2009	December 28, 2008
Contract Type
Fixed-price	36.8%	38.4%
Time-and-materials	41.3	41.4
Cost-plus	21.9	20.2
	100.0%	100.0%

Contract revenue and contract costs are recorded primarily using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue is recognized in the ratio of contract costs incurred compared to total estimated contract costs.  Revenue and profit on these contracts are subject to revision throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.

In the course of providing our services, we routinely subcontract services and, under certain U.S. Agency for International Development (“USAID”) programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with industry practice and GAAP, are included in our revenue when it is our responsibility to procure or manage these activities under a contract.  The grants are reported as part of our subcontractor costs on our condensed consolidated statements of income.  Because subcontractor services can change significantly from project to project and period to period, changes in revenue may not be indicative of our business trends.  Accordingly, we also report revenue less the cost of subcontractor services, and our discussion and analysis of financial condition and results of operations uses revenue, net of subcontractor costs, as a point of reference.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first 12 months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Our other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  In addition, we include a non-contract related portion of stock-based compensation and depreciation of property and equipment, as well as the amortization of identifiable intangible assets, in SG&A expenses.  Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support corporate activities and initiatives.

Our annual revenue, expenses and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment.  These factors include:

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

•                  Integration of acquired companies;

•                  Changes in contingent consideration related to acquisition earn-outs;

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

•                  Threatened or pending litigation;

•                  Legislative and regulatory enforcement policy changes that may affect demand for our services;

•                  The impairment of goodwill or identifiable intangible assets;

•                  Share-based compensation expense;

•                Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•                  How well we execute our strategy and operating plans; and

•                  Changes in tax laws or regulations or accounting rules.

We experience seasonal trends in our business.  Our revenue is typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year, due to favorable weather conditions during spring and summer months that result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

BUSINESS TREND ANALYSIS

General.  In the first quarter of fiscal 2010, we continued to deliver solid financial results that reflected improvement in net income compared to the same quarter last year.  Our performance was driven by our continuing focus on long-term value creation through the execution of our growth strategy.  We invested in business development activities to grow our business organically, and we recognized increased revenue from our recent acquisitions.  In addition, we continued to implement and enforce project management policies and programs that focused on contract execution and risk management controls.  We also focused on cost control and the strategic management of our portfolio of businesses.

We foresee a continued period of considerable weakness in the economy and a slow and gradual economic recovery, and expect that our revenue will be flat in fiscal 2010.  Our forecasted revenue is lower than originally anticipated due to the lack of new opportunities in our construction management-related businesses.  The U.S. federal government’s stimulus plan contained in the American Recovery and Reinvestment Act of 2009 (“ARRA”) should provide us with additional business opportunities.  However, to date, we have had less ARRA opportunities than anticipated.   Because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, we cannot predict how meaningful such contributions may be in fiscal 2010.  We also recognize that the economic conditions that have severely impacted both the domestic and international economies could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients, which constituted approximately 55%, 14%, 24% and 7% of our revenue in the first quarter of fiscal 2010, respectively.

Federal Government.  Our federal government business grew 5.3% in the first quarter of fiscal 2010 compared to the same quarter last year.  The revenue growth resulted from our recent acquisitions and increased activity on projects for USAID, the Department of Energy (“DOE”), the Federal Aviation Administration (“FAA”), the National Aeronautics and Space Administration (“NASA”) and the Environmental Protection Agency (“EPA”), and domestic projects for the Department of Defense (“DoD”).  However, the completion of our Iraq-related projects for the DoD partially offset this growth.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  However, we continue to experience some delays in existing and near-term projects due to the diversion of attention to ARRA project planning and contracting efforts at some federal contracting entities.  As a result, revenue from our federal government projects is expected to increase only slightly in fiscal 2010.

State and Local Government.  Our state and local government business grew 6.0% in the first quarter of fiscal 2010 compared to the same quarter last year.  The revenue growth was driven primarily by a strong contribution from a large transportation infrastructure project.  Apart from this project, we continue to experience difficult economic conditions across our state and local government markets.  Many state and local government agencies continue to face economic challenges, including budget deficits, weak tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally progress despite budget pressures.  We expect ongoing economic weakness across most states and remain uncertain regarding the timing and magnitude of ARRA funds that may eventually benefit our state and local government business.  However, due to the large transportation infrastructure project that recently commenced, we expect that our state and local government revenue will increase slightly in fiscal 2010.

Commercial.  Our commercial business declined 53.8% in the first quarter of fiscal 2010 compared to the same quarter last year.  This decline was primarily attributable to the completion of several large wind energy projects in the prior year.  Additionally, we continued to experience some project delays, cancellations and reduced workload in our real estate development and industrial sectors resulting from the current weak economic conditions.  Overall, we expect our commercial business will decline in fiscal 2010 compared to fiscal 2009 primarily due to the reduced backlog of wind energy projects.

International.  Our international business grew $32.6 million, or 450.4%, in the first quarter of fiscal 2010 compared to the same quarter last year, primarily due to our Wardrop acquisition last year.  To a lesser extent, this growth was driven by demand for our engineering design services overseas.  We expect that our international business will continue to grow in fiscal 2010 compared to fiscal 2009.  However, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to declining commodity and energy prices.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use cash and may use securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  Because we typically acquire service businesses with limited tangible assets, our acquisitions generally result in the recognition of goodwill and other identifiable intangible assets.  In the first quarter of fiscal 2009, we made one acquisition that offers complementary technical expertise to enhance our USAID service offerings in the TSS segment.  In the first quarter of fiscal 2010, we made no acquisitions.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in the first quarters of fiscal 2009 and 2010.

RESULTS OF OPERATIONS

Overall, our results for the first quarter of fiscal 2010 improved compared to the same quarter last year due to our focus on organic growth and the strategic acquisition of firms that enhanced our service offerings and expanded our geographic presence. Although our revenue declined primarily due to the completion of large wind energy and Iraq-related contracts, our revenue, net of subcontractor costs, grew 4.1% compared to the same quarter last year.  The growth was primarily driven by increased project execution on USAID, Base Realignment and Closure Act (“BRAC”) and other domestic programs with the U.S. federal government. In addition, the growth was attributable to a large transportation infrastructure contract with a state and local government client, engineering design services in our international business, and our recent acquisitions.

Consolidated Results

	Three Months Ended
	December 27,	December 28,	Change
	2009	2008	$	%
	($ in thousands)

Revenue	$541,957	$638,683	$(96,726)	(15.1)%
Subcontractor costs	(198,464)	(308,657)	110,193	35.7
Revenue, net of subcontractor costs	343,493	330,026	13,467	4.1

Other contract costs	(273,710)	(265,685)	(8,025)	(3.0)
Gross profit	69,783	64,341	5,442	8.5

Selling, general and administrative expenses	(38,666)	(35,725)	(2,941)	(8.2)
Income from operations	31,117	28,616	2,501	8.7

Interest expense – net	(256)	(916)	660	72.1
Income before income tax expense	30,861	27,700	3,161	11.4

Income tax expense	(12,152)	(11,392)	(760)	(6.7)

Net income	$18,709	$16,308	$2,401	14.7%

The following table represents the percentage relationship of certain items to revenue, net of subcontractor costs:

	Three Months Ended
	December 27, 2009	December 28, 2008

Revenue, net of subcontractor costs	100.0%	100.0%
Other contract costs	(79.7)	(80.5)
Gross profit	20.3	19.5
Selling, general and administrative expenses	(11.2)	(10.8)
Income from operations	9.1	8.7

Interest expense – net	(0.1)	(0.3)
Income before income tax expense	9.0	8.4

Income tax expense	(3.6)	(3.5)

Net income	5.4%	4.9%

Revenue declined primarily due to the completion of large wind energy and Iraq-related contracts, and reduced activity on remediation projects for commercial and federal government clients.  The decline was also caused by funding and contract delays, cancellations and reduced workload on expected projects resulting from the continuing difficult economic conditions.  The overall revenue decline was partially offset by increased activity on our USAID, BRAC and other domestic programs with the federal government and revenue generated by our recent acquisitions.  In addition, we experienced revenue growth from a large transportation infrastructure contract in our state and local government business, and, to a lesser extent, our engineering design services in our international business.

Revenue, net of subcontractor costs, grew primarily due to our recent acquisitions and increased project execution on USAID, BRAC and other domestic federal government programs, and a large transportation infrastructure contract.  This growth was largely offset by the completion of large wind energy and Iraq-related contracts, reduced activity on remediation contracts and reduced workload due to funding and contract delays, and contract cancellations on expected projects.  Revenue, net of subcontractor costs, grew despite our revenue decline because of contract mix and the fact that subcontractor services can vary significantly among contracts and different phases of a contract.  More specifically, we experienced a significant decline in subcontracting activity, as a percentage of revenue, due to the completion of wind energy and Iraq-related projects, which were largely subcontracted.  Overall, our subcontracting activities remained high due to USAID, BRAC and certain water programs.  In addition, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting that are partially driven by government-mandated small business set-aside requirements.

Gross profit increased at a higher rate than our revenue, net of subcontractor costs, due to improved performance on project execution and indirect cost reduction resulting from our continued emphasis on contract risk management and cost controls across all reportable segments.  In addition, additional contract costs related to regulatory and project delays, subcontractor issues and project start-up expenses were reduced compared to the first quarter of fiscal 2009.

SG&A expenses increased due to the higher amortization expense of intangible assets related to our recent acquisitions and increased business development activities.  The overall increase was partially offset by reduced general and administrative costs resulting from our continuing cost control measures.

Net interest expense decreased as a result of lower average borrowings.  As of December 27, 2009, we had no borrowings outstanding under our credit facility.

Income tax expense increased due to higher taxable income, partially offset by a slight decline in our effective tax rate.  The effective tax rate was 39.4% and 41.1% for the first quarters of fiscal 2010 and 2009, respectively.

Additional Information by Reportable Segment

Environmental Consulting Services

	Three Months Ended
	December 27,	December 28,	Change
	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$123,734	$87,750	$35,984	41.0%
Other contract costs	(101,761)	(72,131)	(29,630)	(41.1)
Gross profit	$21,973	$15,619	$6,354	40.7%

Gross profit percentage	17.8%	17.8%

The growth in revenue, net of subcontractor costs, was driven by our recent acquisitions, particularly Wardrop, which enhanced our international business.  To a lesser extent, the growth was attributable to increased activity on DoD, EPA, FAA and other federal government programs.  This growth was partially offset by a revenue decline in the commercial business caused by funding and contract delays resulting from the continuing economic downturn.

The increase in gross profit substantially corresponded to the growth in revenue, net of subcontractor costs, and the gross profit percentage was the same in both periods.

Technical Support Services

	Three Months Ended
	December 27,	December 28,	Change
	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$82,363	$76,490	$5,873	7.7%
Other contract costs	(65,739)	(61,560)	(4,179)	(6.8)
Gross profit	$16,624	$14,930	$1,694	11.3%

Gross profit percentage	20.2%	19.5%

Revenue, net of subcontractor costs, grew due to increased demand for our services from USAID, DoD, NASA and other federal government clients.  This growth was slightly offset by a revenue decline in the commercial business.

The increase in gross profit largely corresponded to the growth in revenue, net of subcontractor costs.  On a percentage basis, gross profit increased as a result of improved project performance on certain fixed-price contracts and the focus on overhead cost control of discretionary expenses.

Engineering and Architecture Services

	Three Months Ended
	December 27,	December 28,	Change
	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$51,219	$64,295	$(13,076)	(20.3)%
Other contract costs	(41,432)	(51,429)	9,997	19.4
Gross profit	$9,787	$12,866	$(3,079)	(23.9)%

Gross profit percentage	19.1%	20.0%

Revenue, net of subcontractor costs, decreased due to continuing weakness in the commercial business resulting from the slowdown in the real estate development and industrial markets.  The state and local government business also experienced a revenue decline caused by budget and spending constraints.  The overall revenue decline was partially mitigated by demand for our engineering design services from international clients.

The decrease in gross profit substantially corresponded to the decline in revenue, net of subcontractor costs.  As a result of the revenue decline, we continued to reduce overhead and labor-related expenses.  On a percentage basis, gross profit decreased due to a change in contract mix in our federal government business from fixed-price contracts to relatively lower margin cost-plus contracts.

Remediation and Construction Management

	Three Months Ended
	December 27,	December 28,	Change
	2009	2008	$	%
	($ in thousands)

Revenue, net of subcontractor costs	$86,177	$101,491	$(15,314)	(15.1)%
Other contract costs	(64,778)	(80,565)	15,787	19.6
Gross profit	$21,399	$20,926	$473	2.3%

Gross profit percentage	24.8%	20.6%

Revenue, net of subcontractor costs, declined due to the completion of several large contracts, primarily wind energy and Iraq-related work.  This segment also experienced a revenue decline on remediation-related field projects as a result of weather delays.  The overall decline was largely offset by increased activity on federal government work, particularly BRAC and DOE programs, and state and local government work on a large transportation infrastructure contract.

Gross profit increased despite the decline in revenue, net of subcontractor costs, primarily due to improved performance on project execution and reduced contract costs.  We recognized additional profit in the first quarter of fiscal 2010 as a result of the close-out of several completed projects. In addition, during the first quarter of fiscal 2009, we incurred additional contract costs related to project start-up expenses in certain new programs, subcontractor issues and scheduling delays.

Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt services requirements, as well as to fund acquisitions.  We expect our operating activities to use cash in the first fiscal quarter due to annual payments for year-end employee compensation and slower cash collections on accounts receivable during the holiday season. We believe that our operating cash flow, together with available borrowings under the credit agreement described below, will be sufficient to meet our capital requirements for the next 12 months.

Operating Activities.  For the first quarter of fiscal 2010, our net cash used in operating activities was $5.2 million, a decrease of $22.5 million, or 81.4%, compared to the same quarter last year.  This decrease was driven by improved cash collection, increased net income and the timing of payments on employee-related compensation and accrued liabilities. This improvement was partially offset by higher estimated income tax payments and the reduced liability related to advance payments received on contract work.

Investing Activities.  For the first quarter of fiscal 2010, our net cash used in investing activities was $5.2 million, a decrease of $5.3 million, or 50.6%, compared to the same quarter last year.  The decrease resulted from lower payments for business acquisitions.  Our capital expenditures were $3.9 million, an increase of $0.7 million, or 21.2%, compared to the same quarter last year.  The increase resulted from the replacement of obsolete equipment and the purchase of new equipment for project execution.

Financing Activities.  For the first quarter of fiscal 2010, our net cash provided by financing activities was $1.9 million, a decrease of $14.5 million, or 88.5%, compared to the same quarter last year.  We had no borrowings in the first quarter of fiscal 2010 compared to net borrowings of $15.8 million in the same period last year.

Debt Financing.  Under our credit agreement, our revolving credit facility (“Facility”) is $300.0 million, and the term of the agreement extends through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility.  As of December 27, 2009, we had no borrowings outstanding, $14.5 million in standby letters of credit and $285.5 million in availability under the Facility.

The credit agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of December 27, 2009, our consolidated leverage ratio was 0.24x, and our fixed charge coverage ratio was 2.19x.  Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.  As of December 27, 2009, we met all compliance requirements, and we expect to be in compliance over the next 12 months.

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

Tax Claims.  We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months.  We have completed R&E Credit studies and analyses for the tax years subsequent to fiscal 2004 and are in the process of filing amended returns to claim federal and state R&E Credits for certain years.  There is a high probability that claimed R&E Credits will be examined by the taxing authorities.  If the resolution of these pending and anticipated examinations is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there could be a material increase in our income tax expense in the period in which the determination is made.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.  To date, there have been no material changes in our critical accounting policies as reported in our 2009 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We do not enter into derivative financial instruments for trading or speculation purposes.  In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar.

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.0% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or earlier at our discretion upon payment in full of loans and other obligations.  As of December 27, 2009, we had no borrowings outstanding under the Facility.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenues and expenses in the same currency for our contracts.  For the first quarters of fiscal 2010 and 2009, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiary in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  The effect of foreign exchange rate translation on our condensed consolidated balance sheet for the three months ended December 27, 2009 was a net foreign translation gain of $4.1 million.  The gain was recognized as an adjustment to stockholders’ equity through other comprehensive income.

In November 2009, we entered into three foreign currency forward contracts to manage foreign currency exposure related to the settlement of interest receivables on an intercompany note denominated in Canadian dollars.  For more information, see Note 10 (Fair Value of Derivative Instruments) of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 27, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  AMT has posted a bond, as required by the trial court, of $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of December 27, 2009, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

Item 1A.                          Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2009, our business, financial condition and results of operations may be materially and adversely affected.

Our annual revenue, expenses and operating results may fluctuate significantly, which may adversely affect our stock price.

Our annual revenue, expenses and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment.  These factors include:

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

•                  Integration of acquired companies;

•                  Changes in contingent consideration related to acquisition earn-outs;

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

•                  Threatened or pending litigation;

•                  Legislative and regulatory enforcement policy changes that may affect demand for our services;

•                  The impairment of goodwill or identifiable intangible assets;

•                  Share-based compensation expense;

•                 Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

•                  How well we execute our strategy and operating plans; and

•                  Changes in tax laws or regulations or accounting rules.

As a consequence, operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods.  Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect our stock price.

Demand from our state and local government and commercial clients is cyclical and vulnerable to economic downturns.  If the economy remains weak or client spending declines further, then our revenues, profits and our financial condition may deteriorate.

Demand for services from our state and local government and commercial clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If the economy remains weak or client spending declines further, then our revenues, profits and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenues and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

In the first quarter of fiscal 2010, we generated 25.8% of our revenue, net of subcontractor costs, from commercial clients. Due to the continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the first quarter of 2010, we generated 61.7% of our revenue, net of subcontractor costs, from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 44.2% of our revenue, net of subcontractor costs, in the first quarter of fiscal 2010 from the following agencies: 21.7% from DoD agencies, 10.8% from USAID and 11.7% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our profits and revenues.

In the first quarter of fiscal 2010, we generated 21.7% of our revenue, net of subcontractor costs, from the DoD.  We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by BRAC and other domestic programs with the DoD.  Past increases in spending for defense-related programs and outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenues.

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

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; a violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenues.

We must comply with and are affected by federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulations (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the ARRA and the Services Contract Act security regulations, as well as many other rules and regulations.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future.  In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenues significantly.

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

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenues could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing.  For example, the ARRA enacted in February 2009 provides funding for various clients’ state environmental projects, for which we provide services.  However, ARRA-funded contracts have not been awarded for environmental projects as quickly as we had expected, and it is possible that ARRA funding will never be allocated to projects that represent opportunities for us to the extent that we anticipate, if at all.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects.  Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenues could decline.

Our government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, and if we do not replace these contracts, we may suffer a decline in our profits and revenues.

Government projects in which we participate as a contractor or subcontractor may extend for several years.  Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government’s convenience any time prior to their completion.  Any decision by a government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenues.

If we fail to complete a project timely, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

Our engagements often involve large-scale, complex projects.  The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner.  We may commit to a client that we will complete a project by a scheduled date.  We may also commit that a project, when completed, will achieve specified performance standards.  If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards.  The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project.  If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project.  In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors.  To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.  Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us.  Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients.  However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.  Prior to fiscal 2006, we experienced significant project cost overruns on the performance of certain fixed-price construction work, other than that associated with our U.S. federal government projects.  Although we have implemented procedures intended to address these issues, no assurance can be given that we will not experience project management issues in the future.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success.  With limited exceptions, we do not have employment agreements with any of these individuals.  The loss of the services of any of these key personnel could adversely affect our business.  Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies.  Further, many of our non-compete agreements have expired.  We do not maintain key-man life insurance policies on any of our executive officers or senior managers.

The market for qualified scientists and engineers is competitive and we may not be able to attract and retain such professionals.  In addition, it may be difficult to attract and retain qualified individuals in the timeframe demanded by our clients.  For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels.  In an effort to attract key employees, we often grant them stock options, and a reduction in our stock price could impact our ability to retain these professionals.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements.  These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities.  For example, we may recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

•	The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	Provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	Provisions for income taxes and related valuation allowances;

•	Value of goodwill and recoverability of other intangible assets;

•	Valuations of assets acquired and liabilities assumed in connection with business combinations;

•	Estimated earn-out payments due in connection with business combinations;

•	Valuation of employee benefit plans;

•	Valuation of stock-based compensation expense; and

•	Accruals for estimated liabilities, including litigation and insurance reserves.

Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profits.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability.  The rate at which we utilize our workforce is affected by a number of factors, including:

•	Our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	Our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	Our ability to manage attrition;

•	Our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and

•	Our ability to match the skill sets of our employees to the needs of the marketplace.

If we over utilize our workforce, our employees may become disengaged, which will impact employee attrition.  If we underutilize our workforce, our profit margin and profitability could suffer.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue and profits.

We account for most of our contracts on the percentage-of-completion method of accounting.  Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project.  The effects of revisions to revenue and estimated costs, including the achievement of award and other fees, are recorded when the amounts are known and can be reasonably estimated.  Such revisions could occur in any period and their effects could be material.  Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract.

It is important for us to accurately estimate and control our contract costs so that we can maintain positive operating margins and profitability.  We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus.

Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks.  These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period.  Consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts.  Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.  Profitability on these contracts is driven by billable headcount and cost control.  Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts.  Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of the costs we incur.

Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors and material suppliers.  If we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.  Certain of our contracts require us to satisfy specific design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone.  As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment.  If a customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

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

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.

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

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results.  Our ability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

In addition, our acquisition strategy may divert management’s attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations.  In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

•	Unanticipated issues in integration information, communications and other systems;

•	Unanticipated incompatibility of logistics, marketing and administration methods;

•	Maintaining employee morale and retaining key employees;

•	Integrating the business cultures of both companies;

•	Preserving important strategic customer relationships;

•	Consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	Coordinating geographically separate organizations.

Further, acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ ownership percentage;

•	Use a substantial portion of our cash resources;

•	Increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•

Assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	Record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;

•	Experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

•	Incur amortization expenses related to certain intangible assets;

•	Lose existing or potential contracts as a result of conflict of interest issues;

•	Incur large and immediate write-offs; or

•	Become subject to litigation.

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

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of December 27, 2009, our goodwill was $327.0 million and other intangible assets were $31.3 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units which are the components of our business one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as to interpret current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. At the date of our last goodwill impairment assessment, two of our reporting units that have recorded $49.4 million and $4.6 million of goodwill have fair values in excess of their carrying values by approximately 13% and 39%, respectively.  It is reasonably possible that future changes in the judgments, assumptions and estimates we made in determining the fair value could cause goodwill related to these or other reporting units to become impaired.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

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

Adverse resolution of an IRS or other tax authority examination process may harm our financial results.

We remain in the appeals process with the IRS for fiscal years 2002 through 2004 related to R&E Credits and our tax accounting method for revenue recognition.  We are also under examination by the FTB for fiscal years 2001 through 2003 related to R&E Credits.  Management believes that it is reasonably possible we will reach a resolution of these audits within the next 12 months. We have completed R&E Credit studies and analyses for the tax years subsequent to fiscal 2004 and are in the process of filing amended returns to claim federal and state R&E Credits for certain years.  There is a high probability that claimed R&E Credits will be examined by taxing authorities.  If the resolution of these pending and anticipated examinations is more favorable than expected, the change in unrecognized tax benefits could be significant.  However, if the resolution is less favorable than expected, there may be a material increase in our income tax expense in the period in which the determination is made.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

Our backlog as of December 27, 2009 was $1.6 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations.

During the first quarter of fiscal 2010, we generated 12.5% of our revenue, net of subcontractor costs, from international clients.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

Our international operations expose us to foreign currency risk.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations, inflation changes and economic conditions in these countries. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency for our contracts.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

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

In conducting our business, we depend on other contractors and subcontractors.  If these parties fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

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

Changes in resource management or infrastructure industry laws, regulations and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenues.

Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to the resource management and infrastructure industries.  Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenues.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

Our results could be adversely affected by an inability to access our $300 million revolving credit facility. Unfavorable financial or economic conditions could impact certain issuers’ willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

Restrictive covenants in our credit agreement may restrict our ability to pursue certain business strategies.

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

Our credit agreement also requires that we maintain certain financial ratios, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Our industry is highly competitive and we may be unable to compete effectively.

Our industry is highly fragmented and intensely competitive.  Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies.  In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.  Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and some have substantially more financial resources and/or financial flexibility than we do.  Our clients may select one of our competitors on a project due to competitive pricing or a specific skill set.  These competitive forces could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness, our market share, revenues and profits will decline.

The value of our common stock could be volatile.

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

Our services expose us to significant risks of liability and it may be difficult to obtain or maintain adequate insurance coverage.

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

We obtain insurance from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits.  If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted.  It is possible that we may not be able to obtain adequate insurance to meet our needs, may have to pay an excessive amount for the insurance coverage we want, or may not be able to acquire any insurance for certain types of business risks.

Our liability for damages due to legal proceedings may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of business.  Various legal proceedings are currently pending against us and certain of our subsidiaries alleging, among other things, breach of contract or tort in connection with the performance of professional services.  We cannot predict the outcome of these proceedings with certainty.  In some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured.  If we sustain damages that exceed our insurance coverage or that are not covered by insurance, there could be a material adverse effect on our results of operations and financial condition, including our profits and revenues.

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

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations.  Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

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

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

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

We may be precluded from providing certain services due to conflict of interest issues.

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

We may be subject to liabilities under environmental laws and regulations.

We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the

Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Force majeure events, including natural disasters and terrorists’ actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows.

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

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position.

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

If we do not successfully complete the enterprise resource planning (“ERP”) system, our cash flows may be impaired and we may incur further costs to integrate or upgrade our systems.  Any sudden loss, disruption or unexpected costs to maintain our ERP system or other third-party software could significantly increase our operational expense and disrupt the management of our business operations.

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management, and we plan to complete the conversion process of all companies acquired to date in fiscal 2012.  In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

Dated: January 29, 2010	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)