Form 10-K/A
period 2009-09-27
TETRA TECH INC
filed 2010-03-26
CIK 831641

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on March 30, 2009 was $1.2 billion (based upon the closing price of a share of registrant’s common stock as reported by the Nasdaq National Market on that date).

On November 9, 2009, 61,271,004 shares of the registrant’s common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009 (the “Original Annual Report”).  We are filing this Amendment in response to certain comments made by the staff of the SEC with respect to the Original Annual Report.  The purposes of this Amendment are to (1) file a revised signature page that includes the signature of our Principal Accounting Officer, and (2) file revised and currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 31.2, respectively) to remove the title of the certifying individual at the beginning of the certification.  As permitted by, and in accordance with, SEC staff guidance, because we are not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, we did not modify or update other disclosures presented in the Original Annual Report.  This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

Item 15.              Exhibits, Financial Statement Schedules

(b)           The following documents are filed as Exhibits to this Report:

31.1        Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2        Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.

Dated: March 26, 2010	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman, Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	March 26, 2010
	Dan L. Batrack	(Principal Executive Officer)

	/s/ DAVID W. KING	Executive Vice President, Chief Financial Officer and Treasurer	March 26, 2010
	David W. King	(Principal Financial Officer)

	/s/ STEVEN M. BURDICK	Senior Vice President, Corporate Controller	March 26, 2010
	Steven M. Burdick	(Principal Accounting Officer)

	*	Director	March 26, 2010
Albert E. Smith

	*	Director	March 26, 2010
Hugh M. Grant

	*	Director	March 26, 2010
Patrick C. Haden

	*	Director	March 26, 2010
J. Christopher Lewis

	*	Director	March 26, 2010
J. Kenneth Thompson

	*	Director	March 26, 2010
Richard H. Truly

*By:	/s/ DAN L. BATRACK		March 26, 2010
Dan L. Batrack, Attorney-in-Fact