Form 10-Q
period 2010-03-28
TETRA TECH INC
filed 2010-04-30
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Yes  ☐   No  ☒

As of April 26, 2010, 61,715,022 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	March 28, 2010	September 27, 2009
CURRENT ASSETS:
Cash and cash equivalents	$112,573	$89,185
Accounts receivable – net	449,665	506,316
Prepaid expenses and other current assets	54,106	55,167
Income taxes receivable	17,725	5,222
Total current assets	634,069	655,890

PROPERTY AND EQUIPMENT:
Land and buildings	11,612	10,555
Equipment, furniture and fixtures	132,505	126,249
Leasehold improvements	14,096	13,740
Total	158,213	150,544
Accumulated depreciation and amortization	(88,166)	(79,616)
Property and equipment - net	70,047	70,928

GOODWILL	335,717	319,685
INTANGIBLE ASSETS – NET	31,483	33,769
OTHER ASSETS	16,405	17,633

TOTAL ASSETS	$1,087,721	$1,097,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$118,727	$149,352
Accrued compensation	69,879	88,793
Billings in excess of costs on uncompleted contracts	87,041	105,162
Deferred income taxes	18,483	9,645
Current portion of long-term debt	4,625	4,320
Other current liabilities	66,566	74,964
Total current liabilities	365,321	432,236

DEFERRED INCOME TAXES	7,696	4,615
LONG-TERM DEBT	5,580	6,530
OTHER LONG-TERM LIABILITIES	11,212	8,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of March 28, 2010 and September 27, 2009	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 61,708 and 61,257 shares as of March 28, 2010 and September 27, 2009, respectively	617	613
Additional paid-in capital	363,241	350,571
Accumulated other comprehensive income	17,948	12,226
Retained earnings	316,106	283,068
TOTAL STOCKHOLDERS’ EQUITY	697,912	646,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,087,721	$1,097,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Revenue	$469,528	$522,305	$1,011,485	$1,160,988
Subcontractor costs	(143,594)	(190,091)	(342,059)	(498,748)
Other costs of revenue	(262,429)	(265,893)	(536,139)	(531,578)
Selling, general and administrative expenses	(39,978)	(38,491)	(78,644)	(74,216)
Operating income	23,527	27,830	54,643	56,446

Interest expense – net	(352)	(852)	(607)	(1,768)
Income before income tax expense	23,175	26,978	54,036	54,678

Income tax expense	(8,846)	(7,764)	(20,998)	(19,156)

Net income	$14,329	$19,214	$33,038	$35,522

Earnings per share:
Basic	$0.23	$0.32	$0.54	$0.59
Diluted	$0.23	$0.32	$0.53	$0.59

Weighted-average common shares outstanding:
Basic	61,511	60,014	61,291	59,832
Diluted	62,168	60,771	62,083	60,480

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$33,038	$35,522

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,957	12,485
Stock-based compensation	5,353	4,557
Excess tax benefits from stock-based compensation	(743)	(96)
Deferred income taxes	12,158	2,989
Provision for losses on contracts and related receivables	4,754	11,219
Exchange (gain) loss	(151)	117
(Gain) loss on disposal of property and equipment	(767)	24

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	52,350	86,673
Prepaid expenses and other assets	1,294	(4,503)
Accounts payable	(31,148)	(57,081)
Accrued compensation	(19,946)	(27,016)
Billings in excess of costs on uncompleted contracts	(18,121)	(12,212)
Other liabilities	(2,686)	572
Income taxes receivable/payable	(11,294)	(6,634)
Net cash provided by operating activities	40,048	46,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,495)	(9,791)
Payments for business acquisitions, net of cash acquired	(12,216)	(94,688)
Proceeds from sale of discontinued operation	–	192
Proceeds from sale of property and equipment	1,640	122
Net cash used in investing activities	(20,071)	(104,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(550)	(69,365)
Proceeds from borrowings	–	116,000
Excess tax benefits from stock-based compensation	743	96
Net proceeds from issuance of common stock	2,556	2,056
Net cash provided by financing activities	2,749	48,787

EFFECT OF EXCHANGE RATE CHANGES ON CASH	662	76

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,388	(8,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,185	50,902
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,573	$42,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$648	$1,431
Income taxes, net of refunds received	$20,560	$22,683

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 28, 2010, the condensed consolidated statements of income for the three and six months ended March 28, 2010 and March 29, 2009, and the condensed consolidated statements of cash flows for the six months ended March 28, 2010 and March 29, 2009 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 27, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.  The results of operations for the three and six months ended March 28, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2010.

In the second quarter of fiscal 2010, we discontinued reporting “Revenue, net of subcontractor costs” and “Gross profit” on our condensed consolidated statements of income.  In addition, “Other contract costs” have been relabeled as “Other costs of revenue” and “Long-term obligations” have been relabeled as “Long-term debt”.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	March 28, 2010	September 27, 2009
	(in thousands)

Billed	$235,406	$299,935
Unbilled	232,192	222,322
Contract retentions	13,029	14,952
Total accounts receivable – gross	480,627	537,209

Allowance for doubtful accounts	(30,962)	(30,893)
Total accounts receivable – net	$449,665	$506,316

Billings in excess of costs on uncompleted contracts	$87,041	$105,162

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of March 28, 2010 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of client-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Billed accounts receivable related to U.S. federal government contracts were $75.3 million and $97.3 million as of March 28, 2010 and September 27, 2009, respectively.  Federal government unbilled receivables, net of progress payments, were $94.6 million and $68.1 million as of March 28, 2010 and September 27, 2009, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of March 28, 2010 and September 27, 2009.

3.                                      Mergers and Acquisitions

In the second quarter of fiscal 2010, we acquired a company that enhances our nuclear energy service offerings in our remediation and construction management reportable segment.  The purchase price consisted of initial cash payments and is subject to additional contingent earn-out payments based on achievement of certain financial objectives.  As a result, we estimated the fair value of the contingent consideration and recorded a liability on our condensed consolidated balance sheet as of March 28, 2010.  No pro forma results are presented for the respective interim periods as the effect of this acquisition was not considered material to our condensed consolidated financial statements.

In the six months ended March 29, 2009, we acquired several companies, the largest of which was Wardrop Engineering, Inc. (“Wardrop”), a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our environmental consulting services reportable segment.  The acquisition date was January 28, 2009, and Wardrop significantly expanded our worldwide presence, adding offices throughout Canada, and in the United Kingdom and India.  The purchase price consisted of initial cash payments of $91.2 million.  In addition, the former shareholders may receive over a three-year period from the acquisition date contingent earn-out payments up to an aggregate maximum of $29.2 million upon achievement of certain financial objectives.  As of March 28, 2010, we recorded $82.2 million of goodwill, which represented the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.

4.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the six months ended March 28, 2010 were as follows:

	September 27, 2009	Additions	Currency Translation Adjustments	Other Adjustments	March 28, 2010
	(in thousands)

Environmental consulting services	$189,416	$–	$4,873	$5,596	$199,885
Technical support services	57,256	–	–	1,178	58,434
Engineering and architecture services	15,970	–	–	500	16,470
Remediation and construction management	57,043	3,885	–	–	60,928
Total	$319,685	$3,885	$4,873	$7,274	$335,717

Other adjustments consisted of earn-out accruals and payments related to prior year acquisitions.  The $3.9 million addition to goodwill was attributable to the aforementioned acquisition in the second quarter of fiscal 2010, which is expected to be deductible for tax purposes.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of March 28, 2010 and September 27, 2009, included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	March 28, 2010		September 27, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$4,027	$(1,645)	$3,825	$(1,118)
Client relations	27,966	(5,791)	24,791	(3,632)
Backlog	27,608	(20,682)	27,057	(17,154)
Total	$59,601	$(28,118)	$55,673	$(21,904)

For the six months ended March 28, 2010, the gross amounts in the table above increased due to foreign currency translation adjustments and the acquisition described above.  For the three months ended March 28, 2010 and March 29, 2009, amortization expense for these intangible assets was $3.0 million and $2.4 million, respectively.  For the six months ended March 28, 2010 and March 29, 2009, amortization expense was $6.0 million and $4.1 million, respectively.  Estimated amortization expense for the remainder of fiscal 2010 and the succeeding years is as follows:

Amount
(in thousands)

2010	$5,439
2011	8,903
2012	5,574
2013	3,747
2014	3,187
Beyond	4,633

5.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended March 28, 2010 was $2.7 million and $5.4 million, compared to $2.5 million and $4.6 million for the same period last year, respectively.  These amounts were primarily included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the second quarter of fiscal 2010, we granted 51,000 stock options with exercise prices ranging from $20.28 - $25.08 per share and an estimated weighted-average fair value of $7.95 per share.  For the six months ended March 28, 2010, we granted 1,085,974 stock options with exercise prices ranging from $20.28 - $26.77 per share and an estimated weighted-average fair value of $10.09 per share.  In the first quarter of fiscal 2010, we also granted 88,258 shares of restricted stock to certain directors and executive officers at the fair value of $25.55 per share on the grant date.

6.                                      Earnings Per Share (“EPS”)

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands, except per share data)

Net income	$14,329	$19,214	$33,038	$35,522

Weighted-average common shares outstanding	61,511	60,014	61,291	59,832
Effect of dilutive stock options and unvested restricted stock	657	757	792	648
Weighted-average common stock outstanding – diluted	62,168	60,771	62,083	60,480

Earnings per share:
Basic	$0.23	$0.32	$0.54	$0.59
Diluted	$0.23	$0.32	$0.53	$0.59

For the three and six months ended March 28, 2010, 2.3 million and 2.0 million options were excluded from the calculation of dilutive potential common shares, compared to 2.4 million and 2.6 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

7.                                      Income Taxes

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

In the second quarter of fiscal 2009, we received notification from the IRS that our appeals settlement related to an approved tax accounting method change for revenue recognition and R&E Credits was approved for fiscal years 1997 through 2001.  Accordingly, we recorded a benefit of $3.3 million in income tax expense in the second quarter of fiscal 2009 to reflect the settlement adjustment and an adjustment to certain unrecognized tax benefits.  These adjustments reduced our effective tax rates to 28.8% and 35.0% for the three and six months ended March 29, 2009, respectively.

On December 31, 2009, the federal R&E Credits provision expired.  As such, we have only estimated a benefit from federal R&E Credits through the expiration date.  Should the R&E Credits provision be retroactively extended during fiscal 2010, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

8.                                      Reportable Segments

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

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses.  In the second quarter of fiscal 2010, we discontinued reporting “Revenue, net of subcontractor costs” and “Gross profit” to be consistent with the current presentation of our condensed consolidated statement of income and management’s emphasis on segment operating income which emphasis is unchanged from prior periods.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed.  All intercompany balances and transactions are eliminated in consolidation.  The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended March 28, 2010:
Revenue	$159,807	$120,309	$68,718	$142,389	$491,223
Segment operating income	11,737	9,976	826	5,407	27,946
Depreciation expense	1,386	153	549	2,151	4,239

Three months ended March 29, 2009:
Revenue	$142,288	$127,178	$79,756	$196,550	$545,772
Segment operating income	9,337	10,025	3,994	8,467	31,823
Depreciation expense	1,008	178	551	1,955	3,692

Six months ended March 28, 2010:
Revenue	$324,362	$250,394	$134,716	$342,782	$1,052,254
Segment operating income	24,933	20,386	3,117	14,873	63,309
Depreciation expense	2,793	312	1,102	4,208	8,415

Six months ended March 29, 2009:
Revenue	$271,544	$253,055	$164,412	$513,765	$1,202,776
Segment operating income	18,064	18,731	8,295	17,981	63,071
Depreciation expense	1,668	353	1,101	3,802	6,924

Total assets by segment were as follows:

	March 28, 2010	September 27, 2009
	(in thousands)

ECS	$499,988	$486,002
TSS	240,739	223,177
EAS	89,696	91,646
RCM	300,139	351,247
Total assets	$1,130,562	$1,152,072

Reconciliations

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)

Revenue
Revenue from reportable segments	$491,223	$545,772	$1,052,254	$1,202,776
Elimination of inter-segment revenue	(21,695)	(23,467)	(40,769)	(41,788)
Total consolidated revenue	$469,528	$522,305	$1,011,485	$1,160,988

Operating Income
Segment operating income	$27,946	$31,823	$63,309	$63,071
Amortization of intangibles	(3,020)	(2,415)	(6,000)	(4,134)
Other expense (1)	(1,399)	(1,578)	(2,666)	(2,491)
Total consolidated operating income	$23,527	$27,830	$54,643	$56,446

Depreciation Expense
Depreciation expense from reportable segments	$4,239	$3,692	$8,415	$6,924
Other (2)	701	694	1,340	1,225
Total consolidated depreciation expense	$4,940	$4,386	$9,755	$8,149

(1)     Other expense includes corporate costs not allocable to segments.

(2)     Other includes depreciation expense from corporate headquarters.

	March 28, 2010	September 27, 2009
	(in thousands)

Assets
Total assets of reportable segments	$1,130,562	$1,152,072
Assets not allocated to segments and intercompany eliminations	(42,841)	(54,167)
Total consolidated assets	$1,087,721	$1,097,905

Major Clients

Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Client Sector
Federal government	$249,863	$271,265	$549,235	$555,592
State and local government	77,391	66,831	152,705	137,892
Commercial	102,499	157,644	229,965	433,706
International (1)	39,775	26,565	79,580	33,798
Total	$469,528	$522,305	$1,011,485	$1,160,988

(1)     Includes all revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

9.                                      Pension Plan

In connection with the acquisition of Wardrop, we assumed the assets and obligations under Wardrop’s defined benefit pension plan, which primarily covered a group of active and inactive employees and a limited number of retirees.  No new employees are eligible to participate in this plan.  Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan as soon as practical.  Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-acquisition expenses.  We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date.  In fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million.  In fiscal 2010, approval was obtained from the appropriate government agencies to terminate the plan and distribute all plan assets and the remaining plan liability was settled.  As of March 28, 2010, approximately $0.6 million is due to us from the escrow for the remaining post-acquisition pension contributions, actuarial expenses, and plan termination costs.  The net periodic benefit expense in fiscal 2009 and 2010 was immaterial.

10.                               Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The following summarizes the after-tax components of our comprehensive income:

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)

Net income	$14,329	$19,214	$33,038	$35,522
Other comprehensive income:
Unrealized loss on hedging activities	(184)	–	(354)	–
Foreign currency translation gain	1,974	293	6,076	242
Total comprehensive income	$16,119	$19,507	$38,760	$35,764

11.                               Fair Value of Derivative Instruments

In fiscal 2009, we entered into an intercompany promissory note with our wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop. The intercompany note receivable is denominated in Canadian dollars and has a fixed rate of interest payable in Canadian dollars.  In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for Canadian $4.2 million (equivalent to U.S. $4.0 million at date of inception) and one contract matures on each of January 27, 2010, January 27, 2011 and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  We also entered into a new forward contract for Canadian $4.2 million (equivalent to U.S $3.9 million at date of inception) that matures on January 28, 2013.  Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”, and the fair value and the change in the fair value were not material for the three and six months ended March 28, 2010.  No gains or losses were recognized in earnings as these contracts were deemed to be an effective hedge.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of March 28, 2010, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

13.                               Recent Accounting Pronouncements

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

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity. Such analysis requires us to assess whether we have the power to direct the activities of the variable interest entity and if we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures.  The guidance is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update that provides amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010.  We are currently evaluating the effect the adoption will have on our consolidated financial statements, but do not expect the adoption will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an Accounting Standards Update that amends the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This guidance is effective for us, with the exception of the new guidance around the Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on our consolidated financial statements.  Certain Level 3 activities disclosure requirements of this guidance will be effective for fiscal years beginning after December 15, 2010.  As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption will have a material impact on our consolidated financial statements.

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

GENERAL OVERVIEW

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

We are a full-service company with a global reach in the areas of water programs, environmental management and remediation, alternative energy and supporting infrastructure.  We focus on growth to expand our geographic reach, diversify our client base and increase the breadth and depth of our service offerings to address existing and emerging markets.  As of March 28, 2010, we had approximately 9,400 employees worldwide, located primarily in North America. We manage our business under the following four reportable segments:

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

We generate revenue by providing fee-based professional, technical and project management services and, to a lesser extent, by executing construction contracts.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table represents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Client Sector
Federal government	53.2%	51.9%	54.3%	47.8%
State and local government	16.5	12.8	15.1	11.9
Commercial	21.8	30.2	22.7	37.4
International (1)	8.5	5.1	7.9	2.9
Total	100.0%	100.0%	100.0%	100.0%

(1)       Includes all revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009

Contract Type
Fixed-price	40.1%	36.6%	42.1%	40.2%
Time-and-materials	35.9	39.3	34.6	38.1
Cost-plus	24.0	24.1	23.3	21.7
	100.0%	100.0%	100.0%	100.0%

We derive income from our ability to generate revenue and collect cash for work performed on client projects and our ability to effectively manage our costs.  Our revenue is dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, execute existing contracts, secure new contracts and renew existing client agreements.  Further, maintaining the high quality of the work generated by our employees is integral to our revenue generation.  Our costs are primarily comprised of the compensation we pay to our employees, including salaries and fringe benefits; the costs of hiring subcontractors, construction materials and other project-related expenses; and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

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

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use cash and debt, or may use securities as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  We typically pay a purchase price that results in the recognition of goodwill, representing an assembled workforce with technical expertise.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first 12 months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

On January 28, 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment.  This acquisition significantly expands our worldwide presence, adding offices throughout Canada, and in the United Kingdom and India.  During the first half of fiscal 2009, we also made acquisitions in the TSS segment that expand our service offerings to the U.S. Agency for International Development (“USAID”), and other acquisitions in the ECS segment that broaden our energy services to the federal government and commercial clients.  In the second quarter of fiscal 2010, we acquired a company that enhances our nuclear energy service offerings in the RCM segment.  For more information, see Note 3 (Mergers and Acquisitions) of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in fiscal 2009 and through the second quarter of fiscal 2010.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the second quarter of fiscal 2010, we delivered strong financial results despite the continuing difficult economic conditions.  We continued our focus on organic growth and the strategic acquisition of firms to enhance our service offerings and expanded our geographic presence.  However, our revenue declined 10.1% compared to the same quarter last year, primarily due to the completion of large wind and Iraq-related projects in the prior year, and weakness in the federal construction management and commercial markets in the current year.  The revenue decline was partially offset by full period revenue contributions from the prior-year acquisitions and increased activity on projects for the Department of Energy (“DOE”), the Environmental Protection Agency (“EPA”) and other federal government clients, together with a large transportation infrastructure project.  Our operating income declined 15.5% compared to the same quarter last year, primarily due to the aforementioned revenue decline.  The decrease in operating income was partially mitigated by cost reductions and successful project risk management efforts.

We foresee a continued period of weakness in the economy, with a slow and gradual economic recovery.  Accordingly, we expect that our revenue will be lower in fiscal 2010 than in fiscal 2009.  Our forecasted revenue is lower than originally anticipated due to the delayed release of new opportunities in our construction management-related businesses.  The U.S. federal government’s stimulus plan contained in the American Recovery and Reinvestment Act of 2009 (“ARRA”) should provide us with additional business opportunities.  However, to date, we have had fewer ARRA opportunities than anticipated.  Because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, we cannot predict how meaningful such contributions may be in fiscal 2010.  We also recognize that the economic conditions that have severely impacted both the domestic and international economies could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients, which constituted approximately 53%, 16%, 22% and 9% of our revenue in the second quarter of fiscal 2010, respectively.

Federal Government.  Our federal government business declined 7.9% in the second quarter of fiscal 2010 compared to the same quarter last year.  The decline resulted primarily from the prior year completion of Iraq-related projects for the Department of Defense (“DoD”).  The decline was partially offset by our prior-year acquisitions and increased activity on Base Realignment and Closure Act (“BRAC”), DOE, EPA, Federal Aviation Administration (“FAA”), National Aeronautics and Space Administration (“NASA”), and other federal government programs.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  However, we continue to experience delays on new awards for certain large construction management-related projects in Afghanistan and the U.S. Gulf Coast region.  We also continue to experience delays in existing and near-term projects due to the diversion of attention to ARRA project planning and contracting efforts at some federal contracting entities.  As a result, revenue from our federal government business is expected to be flat in fiscal 2010.

State and Local Government.  Our state and local government business grew 15.8% in the second quarter of fiscal 2010 compared to the same quarter last year.  The growth was driven primarily by a large transportation infrastructure project and from a prior-year acquisition.  Apart from these factors, we continue to experience difficult economic conditions across our state and local government markets.  Many state and local government agencies continue to face economic challenges, including budget deficits, reduced tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally progress despite budget pressures.  We expect ongoing economic challenges across most states and remain uncertain regarding the timing and magnitude of ARRA funds that may eventually benefit our state and local government business.  In spite of these difficulties, due to the large transportation infrastructure project and anticipated contributions from a prior-year acquisition, we expect that our state and local government revenue will increase moderately in fiscal 2010.

Commercial.  Our commercial business declined 35.0% in the second quarter of fiscal 2010 compared to the same quarter last year.  This decline was primarily attributable to the prior-year completion of several large wind energy projects as well as reduced activity on certain environmental remediation and water projects.  Additionally, we continue to experience project delays, cancellations and reduced workload in our real estate development and industrial sectors resulting from the current weak economic conditions.  Overall, we expect our commercial business will decline in fiscal 2010 compared to fiscal 2009 due to the aforementioned revenue declines and the reduced backlog for wind energy projects.

International.  Our international business grew 49.7% in the second quarter of fiscal 2010 compared to the same quarter last year, primarily due to our Wardrop acquisition last year.  To a lesser extent, this growth was driven by increased workload for our engineering design services overseas.  We expect that our international business will continue to grow in fiscal 2010 compared to fiscal 2009.  However, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to a decline in commodity and energy prices.

RESULTS OF OPERATION

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$469,528	$522,305	$(52,777)	(10.1)%	$1,011,485	$1,160,988	$(149,503)	(12.9)%
Subcontractor costs	(143,594)	(190,091)	46,497	24.5	(342,059)	(498,748)	156,689	31.4
Revenue, net of subcontractor costs (1)	325,934	332,214	(6,280)	(1.9)	669,426	662,240	7,186	1.1

Other costs of revenue	(262,429)	(265,893)	3,464	1.3	(536,139)	(531,578)	(4,561)	(0.9)
Selling, general and administrative expenses	(39,978)	(38,491)	(1,487)	(3.9)	(78,644)	(74,216)	(4,428)	(6.0)
Operating income	23,527	27,830	(4,303)	(15.5)	54,643	56,446	(1,803)	(3.2)

Interest expense – net	(352)	(852)	500	58.7	(607)	(1,768)	1,161	65.7
Income before income tax expense	23,175	26,978	(3,803)	(14.1)	54,036	54,678	(642)	(1.2)

Income tax expense	(8,846)	(7,764)	(1,082)	(13.9)	(20,998)	(19,156)	(1,842)	(9.6)

Net income	$14,329	$19,214	$(4,885)	(25.4)%	$33,038	$35,522	$(2,484)	(7.0)%

(1)                We believe that the presentation of “Revenue, net of subcontractor costs”, a non-GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.  In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities.  The grants are included as part of our subcontractor costs.  Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends.  Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

For the three and six-month periods, revenue declined compared to the same periods last year due to the completion of large wind energy and Iraq-related contracts, and reduced activity on water and environmental remediation projects for commercial clients.  Additionally, the decline was attributable to federal government delays in releasing new awards and reduced workload from many states and local government agencies and commercial clients due to the continuing weakness in the economy.  The overall revenue decline was partially offset by approximately $29 million and $83 million of revenue generated by the prior-year acquisitions for the three and six-month periods, respectively.  The decline was also mitigated by increased activity on BRAC and other federal government programs, as well as revenue growth from a large transportation infrastructure project.

For the three and six-month periods, excluding the effect of acquisitions, our revenue, net of subcontractor costs, declined 5.5% and 7.3%, respectively, compared to the same periods last year.  These rates of decline were lower than those for revenue due primarily to a significant decrease in subcontracting activity resulting from the completion of wind energy and Iraq-related projects, which were substantially subcontracted.  However, our subcontracting activities remained high due to USAID, BRAC and certain water programs.  In addition, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting that are partially driven by government-mandated small business set-aside requirements.

Operating income decreased partially due to the aforementioned revenue decline.  Additionally, operating income declined because our SG&A expenses increased due to a $0.6 million quarterly and $1.9 million year-to-date increase in amortization expense of intangible assets related to prior-year acquisitions, and increased costs related to business development activities for the six-month period.  Further, the prior-year operating income benefited from favorable claim settlements for the six-month period and higher profit margins on certain wind energy, water and telecommunication projects for both periods.  The decreases in operating income were partially mitigated by lower contract costs related to regulatory delays, subcontractor issues and project start-up expenses in certain new programs compared to the prior year.

Net interest expense decreased in both periods due to lower average borrowings.  During the first half of fiscal 2010, we had no borrowings outstanding under our credit facility.

Despite the lower taxable income, our income tax expense increased due to a higher effective tax rate.  For the first half of fiscal 2010, our effective tax rate was 38.9% compared to 35.0% for the same period last year.  The increase in the effective tax rate was primarily due to the $3.3 million benefit recognized in the second quarter of fiscal 2009 for the appeals settlement with the IRS for fiscal years 1997 through 2001.

For both periods, net income decreased due to reduced operating income and higher income tax expense, partially mitigated by lower net interest expense for the reasons described above.

Segment Results of Operations

In the second quarter of fiscal 2010, we began reporting “Revenue”, “Subcontractor costs” and “Operating income”, and discontinued reporting “Gross profit” and the percentage relationship of certain items to revenue, net of subcontractor costs.

Environmental Consulting Services

	Three Months Ended				Six Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$159,807	$142,288	$17,519	12.3%	$324,362	$271,544	$52,818	19.5%
Subcontractor costs	(42,057)	(36,171)	(5,886)	(16.3)	(82,878)	(77,677)	(5,201)	(6.7)
Revenue, net of subcontractor costs (1)	$117,750	$106,117	$11,633	11.0%	$241,484	$193,867	$47,617	24.6%

Operating income	$11,737	$9,337	$2,400	25.7%	$24,933	$18,064	$6,869	38.0%

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, revenue growth was driven by full period revenue contributions from the prior-year acquisitions, primarily Wardrop, which generated approximately $18 million and $63 million for the three and six month periods, respectively.  Excluding the acquisitive revenue, revenue was flat for the three-month period and decreased for the six-month period primarily due to funding and contract delays from a large commercial client resulting from the continuing economic downturn.  The decrease was partially mitigated by increased activity on federal government, state and local government and international projects.

For the three and six-month periods, the prior-year acquisitions contributed approximately $10 million and $51 million in revenue, net of subcontractor costs, respectively.  Excluding the acquisitive revenue, our revenue, net of subcontractor costs, grew slightly for the three month period.  This growth was driven by increased workload from our international and state and local clients, partially offset by a revenue decrease from a large commercial client.  For the six-month period, the decline in revenue, net of subcontractor costs, resulted from funding and contract delays from a large commercial client, partially offset by revenue growth in federal and state and local government businesses.

For both periods, operating income increased due primarily to revenue growth.  Additionally, the increases resulted from reductions of indirect costs, labor and other employee-related expenses in certain low-activity business areas.  Further, contract costs related to inclement weather, regulatory delays, subcontractor issues and provision for losses on contracts and related receivables were lower in the current year.

Technical Support Services

	Three Months Ended				Six Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$120,309	$127,178	$(6,869)	(5.4)%	$250,394	$253,055	$(2,661)	(1.1)%
Subcontractor costs	(41,698)	(48,629)	6,931	14.3	(89,420)	(98,016)	8,596	8.8
Revenue, net of subcontractor costs (1)	$78,611	$78,549	$62	0.1%	$160,974	$155,039	$5,935	3.8%

Operating income	$9,976	$10,025	$(49)	(0.5)%	$20,386	$18,731	$1,655	8.8%

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three-month period, revenue declined due to reduced workload with the DoD and reduced subcontracting activity on USAID projects compared to last year.  TSS was also impacted by the continuing weakness in the commercial market resulting from the economic downturn.  The revenue decrease was partially offset by revenue growth on EPA, NASA and other federal government programs.  For the six-month period, TSS experienced a revenue decline on commercial and DoD projects, partially offset by revenue growth on other federal government programs including EPA, NASA and USAID in the first quarter of fiscal 2010.

For the three and six-month periods, revenue, net of subcontractor costs, was flat and grew 3.8%, respectively.  As a percentage of revenue, subcontractor costs decreased to 34.7% and 35.7% from 38.2% and 38.7% for the three and six-month periods, respectively, primarily attributable to reduced subcontracting activity on USAID and certain DoD projects.

For the three-month period, operating income was consistent with the prior year, which corresponded to the change in revenue, net of subcontractor costs.  For the six-month period, operating income increased largely due to the growth in revenue, net of subcontractor costs.  In addition, the increase was attributable to improved project performance on certain fixed-price contracts and our continuing focus on overhead cost control of discretionary expenses.

Engineering and Architecture Services

	Three Months Ended				Six Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$68,718	$79,756	$(11,038)	(13.8)%	$134,716	$164,412	$(29,696)	(18.1)%
Subcontractor costs	(14,293)	(17,607)	3,314	18.8	(29,073)	(37,968)	8,895	23.4
Revenue, net of subcontractor costs (1)	$54,425	$62,149	$(7,724)	(12.4)%	$105,643	$126,444	$(20,801)	(16.5)%

Operating income	$826	$3,994	$(3,168)	(79.3)%	$3,117	$8,295	$(5,178)	(62.4)%

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For both periods, revenue and revenue, net of subcontractor costs, decreased due to reduced activity on commercial projects, particularly in the real estate development and industrial markets.  EAS’ state and local government business also experienced a revenue decline resulting from budget and spending constraints.  The revenue decline was also attributable to reduced workload with the DoD.

For both periods, operating income decreased due largely to the aforementioned revenue decline.  For the three-month period, operating income was reduced by a $3.1 million provision for losses on accounts receivable on certain commercial development and infrastructure projects.  The overall decreases were partially mitigated by reductions in indirect costs, labor and other employee-related expenses that corresponded to the aforementioned revenue decline.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 28,	March 29,	Change		March 28,	March 29,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$142,389	$196,550	$(54,161)	(27.6)%	$342,782	$513,765	$(170,983)	(33.3)%
Subcontractor costs	(67,241)	(111,151)	43,910	39.5	(181,457)	(326,875)	145,418	44.5
Revenue, net of subcontractor costs (1)	$75,148	$85,399	$(10,251)	(12.0)%	$161,325	$186,890	$(25,565)	(13.7)%

Operating income	$5,407	$8,467	$(3,060)	(36.1)%	$14,873	$17,981	$(3,108)	(17.3)%

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For both periods, the revenue decline was driven by the completion of several large contracts, primarily wind energy and Iraq-related work, as well as reduced activity on a large water project for a commercial client.  Revenue from remediation and construction work also declined as a result of federal government delays in releasing new awards.  Since wind energy and Iraq-related projects were substantially subcontracted, revenue, net of subcontractor costs, was not impacted by the completion of these projects to the same extent as revenue. The overall decline was partially offset by increased activity on BRAC and other federal government programs, as well as a large transportation infrastructure project with a state government client.  To a lesser extent, the revenue decline was partially offset by approximately $11 million and $20 million of revenue generated by a prior-year acquisition for the three and six-month periods, respectively.

For both periods, operating income decreased largely due to the aforementioned revenue decline.  Further, the prior year operating income benefited from favorable claim settlements for the six-month period, and higher-profit margins on certain wind energy, water and telecommunication projects for both periods.  The decreases in operating income for both periods were partially offset by reductions of indirect costs, labor and other employee-related expenses, and income from the sale of equipment in the remediation and construction markets.  Additionally, the decrease was partially offset by lower contract costs related to regulatory delays, subcontractor issues and project start-up expenses in certain new programs compared to the prior year.  Further, the provision for losses on contracts and related receivables declined $4.8 million for the six-month period compared to the same period last year.

Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt services requirements, as well as to fund acquisitions.  We believe that our cash balances, operating cash flow and available borrowings under the credit agreement described below, will be sufficient to meet our capital requirements for the next 12 months.

Operating Activities.  For the first half of fiscal 2010, our net cash provided by operating activities was $40.0 million, a decrease of $6.6 million, or 14.1%, compared to the same period last year.  The decrease resulted from substantial cash collections on certain large fixed-price contracts in the prior year.  To a lesser extent, the decrease was due to the reduction in advance payments received on contract work.  The overall decrease was partially mitigated by substantial payments made for subcontractor accruals in the prior year, and increases in deferred income tax expense, accrued compensation and other assets.

Investing Activities.  For the first half of fiscal 2010, our net cash used in investing activities was $20.1 million, a decrease of $84.1 million, or 80.7%, compared to the same period last year.  The decrease was due primarily to the Wardrop acquisition, for which we paid approximately $91.2 million in the second quarter of last year.  Our capital expenditures were $9.5 million, a decrease of $0.3 million compared to the same period last year.

Financing Activities.  For the first half of fiscal 2010, our net cash provided by financing activities was $2.7 million, a decrease of $46.0 million, or 94.4%, compared to the same period last year.  We had no borrowings in the first half of fiscal 2010 compared to net borrowings of $46.6 million in the same period last year.

Debt Financing.  Under our credit agreement, our revolving credit facility (“Facility”) is $300.0 million, and the term of the agreement extends through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the

Facility.  As of March 28, 2010, we had no borrowings outstanding, $15.2 million in standby letters of credit and $284.8 million in availability under the Facility.

The credit agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of March 28, 2010, our consolidated leverage ratio was 0.24x, and our fixed charge coverage ratio was 2.42x. Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.

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

Critical Accounting Policies

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions.  In order to determine the amount of goodwill resulting from an acquisition, we perform an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. The identifiable intangible assets include backlog, customer relations, non-compete agreements and, to a lesser extent, trade names.  We typically pay a purchase price that results in the recognition of goodwill, representing an assembled workforce with technical expertise.

We perform our goodwill impairment review at least annually at the beginning of our fiscal fourth quarter.  Our annual review as of June 29, 2009 (i.e., the first day of our fiscal fourth quarter) indicated that we had no impairment of goodwill.  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill.  We would perform an interim goodwill impairment review between our annual reviews if certain events and circumstances have occurred, including a significant adverse change in the business climate, unanticipated competition or a loss of key personnel.

The goodwill impairment review involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments.  This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations.  Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates.  We also make certain assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and, therefore, could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, could result in impairment.  Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand of our services due to changing economic conditions.  In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.

We utilize two methods to determine the fair value of our reporting units:  (i) the Income Approach and (ii) the Market Approach.  While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable.  The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit.  In applying this approach, the cash flow available for distribution is calculated for a finite period of years.  Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit.  The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise.  The Market Approach is comprised of the guideline company and the similar transactions methods.  The guideline company method focuses on comparing the reporting unit to select reasonably similar (or “guideline”) publicly traded companies.  Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value.  In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries.  For our annual impairment analysis as of June 29, 2009, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively.  The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

As of June 29, 2009, all but two of our reporting units had fair values substantially in excess of their carrying values.  One of those reporting units, Advanced Management Technology, Inc. (“AMT”) in the ECS reportable segment, with $49.4 million of goodwill, had a fair value in excess of its carrying value by approximately 13%.  In addition, the other reporting unit, Cosentini and Associates, Inc. (“CAA”) in the EAS reportable segment, with $4.6 million of goodwill, had a fair value in excess of its carrying value by approximately 39%.  To arrive at our cash flow projections utilized in the Income Approach, we use a reporting unit’s forecast of estimated operating results based on key assumptions such as growth rates in revenues, costs and estimates of future anticipated changes in operating margins based on economic and market information.  To date, the actual results for AMT and CAA have been consistent with the estimates and assumptions utilized in the most recent discounted cash flow calculations.  Although we believe the assumptions regarding future revenues, costs and operating margins are reasonable for AMT and CAA, they are subject to uncertainty and could be affected by many factors including a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand of our services due to changing economic conditions.  For example, if AMT is unsuccessful in winning re-competes on federal government contracts or if CAA experiences reduced workload in its domestic and international commercial development markets, their revenue and income could adversely and materially deviate from their historical trends, which could cause goodwill to become impaired.  Accordingly, it is reasonably possible that business performance below our expectation or deterioration of market and economic conditions could occur.  This would adversely impact our ability to meet our projected results, which could cause goodwill related to AMT and CAA to become impaired.  If any of our goodwill becomes impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations or financial position, but would not have any adverse effect on the calculations of, or our overall compliance with, the covenants of our Facility.

Our other critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.  To date, there have been no material changes in our critical accounting policies as reported in our 2009 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.0% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or earlier at our discretion upon payment in full of loans and other obligations.  As of March 28, 2010, we had no borrowings outstanding under the Facility.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenues and expenses in the same currency for our contracts.  For the first half of fiscal 2010 and 2009, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiary in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  The effect of foreign exchange rate translation on our condensed consolidated balance sheet for the six months ended March 28, 2010 was a net foreign translation gain of $6.1 million.  The gain was recognized as an adjustment to stockholders’ equity through other comprehensive income.

In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to the settlement of interest receivable on an intercompany note denominated in Canadian dollars.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  We also entered into a new forward contract for Canadian $4.2 million (equivalent to U.S $3.9 million at date of inception) that matures on January 28, 2013.  For more information, see Note 10 (Fair Value of Derivative Instruments) of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 28, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of March 28, 2010, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2009 and the first half of fiscal 2010, our business, financial condition and results of operations may be materially and adversely affected.

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

In the second quarter of fiscal 2010, we generated 21.8% of our revenue from commercial clients.  Due to the continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the second quarter of 2010, we generated 69.7% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 53.2% of our revenue in the second quarter of fiscal 2010 from the following agencies: 29.0% from DoD agencies, 12.4% from USAID and 11.8% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the second quarter of fiscal 2010, we generated 29.0% of our revenue from the DoD.  We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by BRAC and other domestic programs with the DoD.  Past increases in spending for defense-related programs and outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of March 28, 2010, our goodwill was $335.7 million and other intangible assets were $31.5 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units which are the components of our business one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as to interpret current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog as of March 28, 2010 was $1.7 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations.

During the second quarter of fiscal 2010, we generated 8.5% of our revenue from our foreign operations, primarily in Canada, and from our international clients that is performed by our domestic operations.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Dated: April 30, 2010	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Senior Vice President, Controller
(Principal Accounting Officer)