Form 10-Q
period 2010-06-27
TETRA TECH INC
filed 2010-07-30
CIK 831641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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
Yes ☐ No ☒

As of July 26, 2010, 61,744,692 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	June 27, 2010	September 27, 2009
CURRENT ASSETS:
Cash and cash equivalents	$120,294	$89,185
Accounts receivable – net	517,240	506,316
Prepaid expenses and other current assets	51,051	55,167
Income taxes receivable	7,613	5,222
Total current assets	696,198	655,890

PROPERTY AND EQUIPMENT:
Land and buildings	11,711	10,555
Equipment, furniture and fixtures	137,051	126,249
Leasehold improvements	14,278	13,740
Total	163,040	150,544
Accumulated depreciation and amortization	(92,381)	(79,616)
Property and equipment - net	70,659	70,928

GOODWILL	342,502	319,685
INTANGIBLE ASSETS – NET	29,806	33,769
OTHER ASSETS	16,491	17,633

TOTAL ASSETS	$1,155,656	$1,097,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$152,856	$149,352
Accrued compensation	72,616	88,793
Billings in excess of costs on uncompleted contracts	87,883	105,162
Deferred income taxes	17,471	9,645
Current portion of long-term debt	5,174	4,320
Other current liabilities	73,171	74,964
Total current liabilities	409,171	432,236

DEFERRED INCOME TAXES	8,816	4,615
LONG-TERM DEBT	4,297	6,530
OTHER LONG-TERM LIABILITIES	12,785	8,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of June 27, 2010 and September 27, 2009	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 61,743 and 61,257 shares as of June 27, 2010 and September 27, 2009, respectively	617	613
Additional paid-in capital	366,151	350,571
Accumulated other comprehensive income	17,073	12,226
Retained earnings	336,746	283,068
TOTAL STOCKHOLDERS’ EQUITY	720,587	646,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,155,656	$1,097,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Revenue	$562,365	$551,376	$1,573,850	$1,712,364
Subcontractor costs	(192,237)	(194,449)	(534,295)	(693,197)
Other costs of revenue	(297,730)	(282,258)	(833,869)	(813,835)
Selling, general and administrative expenses	(39,692)	(41,918)	(118,337)	(116,136)
Operating income	32,706	32,751	87,349	89,196

Interest expense – net	(336)	(473)	(943)	(2,240)
Income before income tax expense	32,370	32,278	86,406	86,956

Income tax expense	(11,731)	(1,267)	(32,728)	(20,423)

Net income	$20,639	$31,011	$53,678	$66,533

Earnings per share:
Basic	$0.34	$0.52	$0.87	$1.11
Diluted	$0.33	$0.51	$0.86	$1.10

Weighted-average common shares outstanding:
Basic	61,560	60,123	61,380	59,947
Diluted	62,181	61,108	62,115	60,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 27, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$53,678	$66,533

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,113	19,400
Stock-based compensation	7,679	6,988
Excess tax benefits from stock-based compensation	(755)	(400)
Deferred income taxes	11,771	4,411
Provision for losses on contracts and related receivables	6,105	14,674
Exchange (gain) loss	(254)	32
Gain on disposal of property and equipment	(897)	(76)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,503)	92,629
Prepaid expenses and other assets	6,487	(10,808)
Accounts payable	2,737	(76,759)
Accrued compensation	(16,166)	(27,157)
Billings in excess of costs on uncompleted contracts	(17,294)	(12,495)
Other liabilities	2,175	(531)
Income taxes receivable/payable	(341)	31,008
Net cash provided by operating activities	64,535	107,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,855)	(13,324)
Payments for business acquisitions, net of cash acquired	(23,444)	(102,828)
Proceeds from sale of discontinued operation	–	192
Proceeds from sale of property and equipment	2,189	324
Net cash used in investing activities	(37,110)	(115,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(824)	(120,296)
Proceeds from borrowings	–	118,168
Excess tax benefits from stock-based compensation	755	400
Net proceeds from issuance of common stock	3,165	6,471
Net cash provided by financing activities	3,096	4,743

EFFECT OF EXCHANGE RATE CHANGES ON CASH	588	817

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,109	(2,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,185	50,902
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,294	$48,275

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$1,078	$1,986
Income taxes, net of refunds received	$21,595	$(14,816)

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 27, 2010, the condensed consolidated statements of income for the three and nine months ended June 27, 2010 and June 28, 2009, and the condensed consolidated statements of cash flows for the nine months ended June 27, 2010 and June 28, 2009 of Tetra Tech, Inc. (“we,” “us” or “our”) are unaudited, and, in the opinion of management, include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of September 27, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.  The results of operations for the three and nine months ended June 27, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2010.

Beginning the second quarter of fiscal 2010, we discontinued reporting “Revenue, net of subcontractor costs” and “Gross profit” on our condensed consolidated statements of income.  Additionally, “Other contract costs” have been relabeled as “Other costs of revenue” and “Long-term obligations” have been relabeled as “Long-term debt”.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	June 27, 2010	September 27, 2009
	(in thousands)

Billed	$266,576	$299,935
Unbilled	267,389	222,322
Contract retentions	13,904	14,952
Total accounts receivable – gross	547,869	537,209

Allowance for doubtful accounts	(30,629)	(30,893)
Total accounts receivable – net	$517,240	$506,316

Billings in excess of costs on uncompleted contracts	$87,883	$105,162

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of June 27, 2010 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts was determined based on a review of client-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Billed accounts receivable related to U.S. federal government contracts were $92.6 million and $97.3 million as of June 27, 2010 and September 27, 2009, respectively.  Federal government unbilled receivables, net of progress payments, were $109.7 million and $68.1 million as of June 27, 2010 and September 27, 2009, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of June 27, 2010 and September 27, 2009.

3.                                      Mergers and Acquisitions

During the first nine months of fiscal 2010, we acquired three companies that enhanced our service offerings and expanded our geographic presence in the environmental consulting services and remediation and construction management reportable segments. The purchase price for two of these acquisitions consisted of cash payments. The purchase price for the third acquisition consisted of an initial cash payment and contingent earn-out payments based upon achievement of specified financial objectives.  As a result, we estimated the fair value of the contingent consideration and recorded a liability on our condensed consolidated balance sheet as of June 27, 2010.

During the first nine months of fiscal 2009, we acquired several companies, the largest of which was Wardrop Engineering, Inc. (“Wardrop”), a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our environmental consulting services reportable segment.  We acquired Wardrop on January 28, 2009, and it significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India.  The purchase price consisted of initial cash payments of $91.2 million.  In addition, the former shareholders may receive over a three-year period from the acquisition date contingent earn-out payments up to an aggregate maximum of $19.3 million upon achievement of specified financial objectives.  As of June 27, 2010, we had $81.5 million of goodwill, which represented the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.

No pro forma results are presented for the respective interim periods as the effect of the aforementioned acquisitions was not considered material to our condensed consolidated financial statements.

Subsequent Events.  In the fourth quarter of fiscal 2010, we signed definitive agreements to purchase a U.S.-based international development consulting business and a Canadian-based consulting and engineering services firm.  These potential acquisitions are expected to enhance our technical expertise and expand our geographic reach in the technical support services and environmental consulting services reportable segments.  We plan to complete these acquisitions during the fourth quarter of fiscal 2010 using cash on hand.

4.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the nine months ended June 27, 2010 were as follows:

	September 27, 2009	Additions	Currency Translation Adjustments	Other Adjustments	June 27, 2010
	(in thousands)

Environmental consulting services	$189,416	$3,867	$4,187	$5,693	$203,163
Technical support services	57,256	–	–	1,178	58,434
Engineering and architecture services	15,970	–	–	1,000	16,970
Remediation and construction management	57,043	3,892	–	3,000	63,935
Total	$319,685	$7,759	$4,187	$10,871	$342,502

The $7.8 million addition to goodwill was attributable to the aforementioned acquisitions in the current fiscal year, the majority of which is expected to be deductible for tax purposes.  The foreign currency translation adjustments relate to our acquisition of Wardrop in fiscal 2009.  Other adjustments consisted of earn-out accruals and payments related to prior-year acquisitions.

The gross amount and accumulated amortization of the acquired identifiable intangible assets with finite useful lives as of June 27, 2010 and September 27, 2009, included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	June 27, 2010		September 27, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(in thousands)

Non-compete agreements	$4,045	$(1,898)	$3,825	$(1,118)
Client relations	28,856	(6,895)	24,791	(3,632)
Backlog	27,826	(22,128)	27,057	(17,154)
Total	$60,727	$(30,921)	$55,673	$(21,904)

For the nine months ended June 27, 2010, the gross amounts in the table above increased due to foreign currency translation adjustments and the acquisitions described above.  For the three months ended June 27, 2010 and June 28, 2009, amortization expense for these intangible assets was $2.9 million and $2.7 million, respectively.  For the nine months ended June 27, 2010 and June 28, 2009, amortization expense was $8.9 million and $6.8 million, respectively.  Estimated amortization expense for the remainder of fiscal 2010 and the succeeding years is as follows:

Amount
(in thousands)

2010	$2,738
2011	9,174
2012	5,732
2013	3,903
2014	3,315
Beyond	4,944
Total	$29,806

5.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and nine months ended June 27, 2010 was $2.3 million and $7.7 million, compared to $2.4 million and $7.0 million for the same periods last year, respectively.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” on the condensed consolidated statements of income.  No stock options were granted in the third quarter of fiscal 2010.  For the nine months ended June 27, 2010, we granted 1,085,974 stock options with exercise prices ranging from $20.28 - $26.77 per share and an estimated weighted-average fair value of $10.09 per share.  In the first quarter of fiscal 2010, we also granted 88,258 shares of restricted stock to certain directors and executive officers at the fair value of $25.55 per share on the grant date.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(in thousands, except per share data)

Net income	$20,639	$31,011	$53,678	$66,533

Weighted-average common shares outstanding	61,560	60,123	61,380	59,947
Effect of dilutive stock options and unvested restricted stock	621	985	735	760
Weighted-average common stock outstanding – diluted	62,181	61,108	62,115	60,707

Earnings per share:
Basic	$0.34	$0.52	$0.87	$1.11
Diluted	$0.33	$0.51	$0.86	$1.10

For the three and nine months ended June 27, 2010, 2.1 million and 2.3 million options were excluded from the calculation of dilutive potential common shares, compared to 0.9 million and 1.3 million options for the same periods last year, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, the inclusion of those options would have been anti-dilutive.

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

In the second quarter of fiscal 2009, we recorded a benefit of $3.3 million in income tax expense to reflect the IRS settlement for fiscal years 1997 through 2001 and the associated adjustments to certain unrecognized tax benefits.   In addition, during the third quarter of fiscal 2009 we recorded a benefit of approximately $9.7 million in our income tax expense to reflect the estimated amount of previously unclaimed R&E Credits for periods prior to fiscal 2009. Further, we revised our fiscal 2009 estimated annual effective tax rate to include R&E Credits for fiscal 2009.  These adjustments reduced our effective tax rates to 3.9% and 23.5% for the three and nine months ended June 28, 2009, respectively.

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

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses.  Beginning the second quarter of fiscal 2010, we discontinued reporting “Revenue, net of subcontractor costs” and “Gross profit” to be consistent with the current presentation of our condensed consolidated statement of income and management’s emphasis on segment operating income, which emphasis is unchanged from prior periods.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed.  All intercompany balances and transactions are eliminated in consolidation.  The following tables summarize financial information by reportable segment:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended June 27, 2010:
Revenue	$184,635	$131,139	$76,688	$202,424	$594,886
Segment operating income	13,738	9,520	4,337	9,880	37,475
Depreciation expense	1,296	159	506	2,483	4,444

Three months ended June 28, 2009:
Revenue	$157,680	$136,940	$69,800	$206,644	$571,064
Segment operating income	13,236	9,180	3,489	10,588	36,493
Depreciation expense	876	195	545	1,954	3,570

Nine months ended June 27, 2010:
Revenue	$508,997	$381,533	$211,404	$545,206	$1,647,140
Segment operating income	38,671	29,906	7,454	24,753	100,784
Depreciation expense	4,089	471	1,608	6,691	12,859

Nine months ended June 28, 2009:
Revenue	$429,224	$389,995	$234,212	$720,409	$1,773,840
Segment operating income	31,300	27,911	11,784	28,569	99,564
Depreciation expense	2,544	548	1,646	5,756	10,494

Total assets by segment were as follows:

	June 27, 2010	September 27, 2009
	(in thousands)

ECS	$527,445	$486,002
TSS	274,583	223,177
EAS	94,242	91,646
RCM	337,476	351,247
Total assets	$1,233,746	$1,152,072

Reconciliations

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(in thousands)

Revenue
Revenue from reportable segments	$594,886	$571,064	$1,647,140	$1,773,840
Elimination of inter-segment revenue	(32,521)	(19,688)	(73,290)	(61,476)
Total consolidated revenue	$562,365	$551,376	$1,573,850	$1,712,364

Operating Income
Segment operating income	$37,475	$36,493	$100,784	$99,564
Amortization of intangibles	(2,851)	(2,630)	(8,852)	(6,764)
Other expense (1)	(1,918)	(1,112)	(4,583)	(3,604)
Total consolidated operating income	$32,706	$32,751	$87,349	$89,196

Depreciation Expense
Depreciation expense from reportable segments	$4,444	$3,570	$12,859	$10,494
Other (2)	759	612	2,099	1,839
Total consolidated depreciation expense	$5,203	$4,182	$14,958	$12,333

(1)              Other expense includes corporate costs not allocable to segments.

(2)              Other includes depreciation expense from corporate headquarters.

	June 27, 2010	September 27, 2009
	(in thousands)

Assets
Total assets of reportable segments	$1,233,746	$1,152,072
Assets not allocated to segments and intercompany eliminations	(78,090)	(54,167)
Total consolidated assets	$1,155,656	$1,097,905

Major Clients

Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(in thousands)
Client Sector
Federal government	$296,566	$306,554	$845,800	$862,147
State and local government	81,929	66,713	234,634	204,605
Commercial	130,729	140,275	360,695	573,981
International (1)	53,141	37,834	132,721	71,631
Total	$562,365	$551,376	$1,573,850	$1,712,364

(1)              Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

9.                                      Pension Plan

In connection with the acquisition of Wardrop, we assumed the assets and obligations under Wardrop’s defined benefit pension plan, which primarily covered a group of active and inactive employees and a limited number of retirees.  No new employees are eligible to participate in this plan.  Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan.  Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-acquisition expenses.  We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date.  In fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million.  In the second quarter of fiscal 2010, approval was obtained from the appropriate government agencies to terminate the plan and distribute all plan assets, and the remaining plan liability was settled with amounts in the escrow account.  The net periodic benefit expense in fiscal 2009 and 2010 was immaterial.

10.                               Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The following summarizes the after-tax components of comprehensive income:

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(in thousands)

Net income	$20,639	$31,011	$53,678	$66,533
Other comprehensive income:
Unrealized gain (loss) on hedging activities	112	–	(242)	–
Foreign currency translation (loss) gain	(987)	6,734	5,089	6,977
Total comprehensive income	$19,764	$37,745	$58,525	$73,510

11.                               Fair Value of Derivative Instruments

In fiscal 2009, we entered into an intercompany promissory note with our wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop. The intercompany note receivable is denominated in Canadian dollars and has a fixed rate of interest payable in Canadian dollars.  In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for Canadian $4.2 million (equivalent to U.S. $4.0 million at date of inception) and one contract matures on each of January 27, 2010, January 27, 2011 and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million. We also entered into a new forward contract for Canadian $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013.  Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”, and the fair value and the change in the fair value were not material for the three and nine months ended June 27, 2010.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  The final briefs have not yet been filed with the court of appeals.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of June 27, 2010, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent considerations at the date of acquisition.  In April 2009, the FASB issued an amendment to revise and clarify the guidance on business combinations, which requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it.  The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  We adopted the guidance on September 28, 2009.  For the first nine months of fiscal 2010, the adoption of the guidance did not have an impact on our consolidated financial statements; however, the magnitude of the impact of future acquisitions will depend upon the nature, terms and size of the acquisitions we consummate.

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

We are a full-service company with a global reach in the areas of water programs, environmental management and remediation, alternative energy and supporting infrastructure.  Our focus is on expanding our geographic reach, diversifying our client base and increasing the breadth and depth of our service offerings to address existing and emerging markets.  As of June 27, 2010, we had approximately 9,800 employees worldwide, located primarily in North America. We manage our business under the following four reportable segments:

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

We generate revenue by providing fee-based professional, technical and project management services and, to a lesser extent, by executing construction contracts.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  We provide services to a diverse base of federal and state and local government agencies, as well as commercial and international clients.  The following table represents the percentage of revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Client Sector
Federal government	52.7%	55.6%	53.8%	50.3%
State and local government	14.6	12.1	14.9	12.0
Commercial	23.2	25.4	22.9	33.5
International (1)	9.5	6.9	8.4	4.2
Total	100.0%	100.0%	100.0%	100.0%

(1)              Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Contract Type
Fixed-price	43.7%	43.6%	42.7%	41.3%
Time-and-materials	31.6	35.1	33.5	37.2
Cost-plus	24.7	21.3	23.8	21.5
	100.0%	100.0%	100.0%	100.0%

We derive income from our ability to generate revenue and collect cash for work performed on client projects, and to effectively manage our costs.  Our revenue is dependent upon our ability to attract and retain qualified and productive employees, identify business opportunities, allocate our labor resources to profitable markets, execute existing contracts, secure new contracts and renew existing client agreements.  Further, maintaining the high quality of the work generated by our employees is integral to our revenue generation.  Our costs are primarily comprised of the compensation we pay to our employees, including salaries and fringe benefits; the costs of hiring subcontractors, construction materials and other project-related expenses; and administrative, marketing, sales, bid and proposal, rental and other overhead costs.

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

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire both privately held companies and subsidiaries of publicly held companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use cash and debt, or may use securities as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce with technical expertise in our areas of interest.

For analytical purposes only, we categorize our revenue into two types:  acquisitive and organic.  Acquisitive revenue consists of revenue derived from newly acquired companies that are reported individually as separate operating units during the first 12 months following their respective acquisition dates.  Organic revenue consists of total revenue less any acquisitive revenue.

On January 28, 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment.  This acquisition significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India.  In fiscal 2009, we made other acquisitions in the ECS, TSS and RCM segments.  These acquisitions expanded our service offerings to broad-based clients, including U.S. Agency for International Development (“USAID”).  During the first nine months of fiscal 2010, we acquired three companies, one of which enhanced our nuclear energy services offerings in the RCM segment, and two of which enhanced our environmental service offerings in the ECS segment.  For more information, see Note 3 (Mergers and Acquisitions) of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We had no divestitures in fiscal 2009 and 2010.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the third quarter of fiscal 2010, our operating results were comparable to the same period last year, despite the continuing difficult economic conditions.  We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence.  Our revenue grew 2.0% compared to the same quarter last year, due to prior-year acquisitions and strength in international mining projects and certain state and local government projects, including a large transportation infrastructure project.  This growth was partially offset by weakness in the federal construction management and commercial markets in the current year.

We foresee a continued period of weakness in the economy, with a slow and gradual economic recovery.  Accordingly, we expect that our revenue will be lower in fiscal 2010 compared to fiscal 2009.  Our forecasted revenue is lower than originally anticipated due to the delayed release of new opportunities in the construction management-related business.  The U.S. federal government’s stimulus plan contained in the American Recovery and Reinvestment Act of 2009 (“ARRA”) may provide us with additional business opportunities.  However, to date, we have had significantly fewer and smaller-sized ARRA awards than anticipated.   Because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, we cannot predict how meaningful such contributions may be in fiscal 2010.  We also recognize that the economic conditions that have severely impacted both the domestic and international economies could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients, which constituted approximately 53%, 15%, 23% and 9% of revenue in the third quarter of fiscal 2010, respectively.

Federal Government.  Our federal government business declined 3.3% in the third quarter of fiscal 2010 compared to the same quarter last year.  The decline resulted primarily from the prior-year completion of Iraq-related projects for the Department of Defense (“DoD”) and reduced activity on certain USAID projects and on a large remediation project.  The decline was partially offset by increased activity on Environmental Protection Agency (“EPA”), Department of Energy (“DOE”), and Federal Aviation Administration (“FAA”) projects, as well as increased activity on international development and infrastructure design projects in Afghanistan.  During periods of economic volatility, our federal government business has historically been the most stable and predictable.  However, we continue to experience delays on new awards for certain large construction management-related projects in Afghanistan and the U.S. Gulf Coast region.  As a result, revenue from our federal government business is expected to decrease slightly in fiscal 2010 compared to fiscal 2009.

State and Local Government.  Our state and local government business grew 22.8% in the third quarter of fiscal 2010 compared to the same quarter last year.  The growth was driven by a large transportation infrastructure project and from certain projects associated with a prior-year acquisition.  Apart from these projects, we continue to experience difficult economic conditions across our state and local government markets.  Many state and local government agencies continue to face economic challenges, including budget deficits, reduced tax revenues and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services.  As a result, some programs will generally progress despite budget pressures. We expect ongoing economic challenges across most states and remain uncertain regarding the timing and magnitude of ARRA funds that may eventually benefit our state and local government business.  In spite of these difficulties, due to the large transportation infrastructure project and anticipated contributions from a prior-year acquisition, we expect that our state and local government revenue will increase moderately in fiscal 2010 compared to fiscal 2009.

Commercial.  Our commercial business declined 6.8% in the third quarter of fiscal 2010 compared to the same quarter last year.  This decline was primarily attributable to the prior-year completion of several large wind energy projects, as well as reduced activity on certain environmental remediation and water projects.  Additionally, we continue to experience project delays, cancellations and reduced workload in our real estate development and industrial sectors resulting from the current weak economic conditions.  Overall, we expect our commercial business to decline in fiscal 2010 compared to fiscal 2009 due to the aforementioned revenue declines and the reduced backlog for wind energy projects.

International.  Our international business grew 40.5% in the third quarter of fiscal 2010 compared to the same quarter last year, primarily due to strength in mining projects.  To a lesser extent, this growth was driven by an increase in our engineering and design services overseas.  We expect that our international business will continue to grow in fiscal 2010 compared to fiscal 2009. However, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to a decline in commodity and energy prices.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Change		June 27,	June 28,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$562,365	$551,376	$10,989	2.0%	$1,573,850	$1,712,364	$(138,514)	(8.1)%
Subcontractor costs	(192,237)	(194,449)	2,212	1.1	(534,295)	(693,197)	158,902	22.9
Revenue, net of subcontractor costs (1)	370,128	356,927	13,201	3.7	1,039,555	1,019,167	20,388	2.0
Other costs of revenue	(297,730)	(282,258)	(15,472)	(5.5)	(833,869)	(813,835)	(20,034)	(2.5)
Selling, general and administrative expenses	(39,692)	(41,918)	2,226	5.3	(118,337)	(116,136)	(2,201)	(1.9)
Operating income	32,706	32,751	(45)	(0.1)	87,349	89,196	(1,847)	(2.1)

Interest expense – net	(336)	(473)	137	29.0	(943)	(2,240)	1,297	57.9
Income before income tax expense	32,370	32,278	92	0.3	86,406	86,956	(550)	(0.6)

Income tax expense	(11,731)	(1,267)	(10,464)	(825.9)	(32,728)	(20,423)	(12,305)	(60.3)

Net income	$20,639	$31,011	$(10,372)	(33.4)%	$53,678	$66,533	$(12,855)	(19.3)%

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

For the three and nine-month periods, prior-year acquisitions contributed approximately $19 million and $102 million to revenue growth, respectively.  Excluding the effect of acquisitions, our revenue declined in both periods due to the prior-year completion of large wind energy and Iraq-related contracts and reduced activity on certain USAID, environmental remediation and water projects.  Additionally, the decline was attributable to federal government delays in releasing new awards and reduced workload from many state and local government agencies and commercial clients due to the continuing weakness in the economy.  The overall decline in both periods was partially offset by increased activity on EPA, DOE and FAA programs, as well as revenue growth from a large transportation infrastructure project and our international business. For the nine-month period, the revenue decline was partially offset by revenue growth on Base Realignment and Closure (“BRAC”) programs.

For the three and nine-month periods, excluding the effect of acquisitions, our revenue, net of subcontractor costs, grew 1.6% and declined 4.2% compared to the same periods last year, respectively.  These percentage changes were more favorable than those for revenue due primarily to a significant decrease in subcontracting activity.  This resulted from the completion of wind energy and Iraq-related projects, which were substantially subcontracted.  However, our subcontracting activities remained relatively high due to USAID, BRAC and certain water programs.  In addition, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting that are partially driven by government-mandated small business set-aside requirements.

For the three-month period, operating income remained flat despite the revenue growth.  The lower margin was driven largely by increased overhead fringe benefit costs and amortization expense of intangible assets compared to the same period last year. For the nine-month period, operating income declined as a result of the revenue decrease.  Additionally, our operating income was impacted by the $2.1 million of additional amortization expense of intangible assets related to recent business acquisitions.  Further, for both periods, the prior-year operating income benefited from favorable claim settlements.

For both periods, net interest expense decreased due to lower average borrowings.  During the first nine months of fiscal 2010, we had no borrowings outstanding under our credit facility.

For both periods, income tax expense increased due to a higher effective tax rate.  Our effective tax rates were 37.9% and 23.5% for the first nine months of fiscal years 2010 and 2009, respectively.  The prior-year tax rate benefited from a $3.3 million adjustment in the second quarter of fiscal 2009 primarily from an appeals settlement with the IRS for fiscal years 1997 through 2001, and the recognition of $9.7 million in the third quarter of fiscal 2009 for previously unclaimed R&E Credits for periods prior to fiscal 2009.

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

Environmental Consulting Services

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Change		June 27,	June 28,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$184,635	$157,680	$26,955	17.1%	$508,997	$429,224	$79,773	18.6%
Subcontractor costs	(49,508)	(36,468)	(13,040)	(35.8)	(132,386)	(114,145)	(18,241)	(16.0)
Revenue, net of subcontractor costs (1)	$135,127	$121,212	$13,915	11.5%	$376,611	$315,079	$61,532	19.5%

Operating income	$13,738	$13,236	$502	3.8%	$38,671	$31,300	$7,371	23.5%

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, revenue growth resulted from the effect of prior-year acquisitions, which accounted for approximately $14 million and $76 million for the three and nine-month periods, respectively.  Excluding the effect of acquisitions, revenue grew 8.3% for the three-month period, primarily driven by demand for international mining services.  For the nine-month period, revenue grew slightly due to demand for mining services, and increased workload on federal, state and local government programs, largely offset by a revenue decline resulting from funding and contract delays on a large environmental remediation project.

For the three and nine-month periods, the prior-year acquisitions contributed approximately $6 million and $57 million in revenue, net of subcontractor costs, respectively.  Excluding the effect of acquisitions, revenue, net of subcontractor costs, grew for both periods for the reasons described above.

For both periods, operating income increased due primarily to revenue growth.  Additionally, the increase resulted from reductions in overhead costs, labor and other employee-related expenses in certain low-activity business areas.  Further, contract costs related to inclement weather, regulatory delays, subcontractor issues and provision for losses on contracts and related receivables were lower, particularly in the first half year.  The overall increases were partially offset by reduced income from the aforementioned commercial project, which was highly profitable.

Technical Support Services

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Change		June 27,	June 28,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$131,139	$136,940	$(5,801)	(4.2)%	$381,533	$389,995	$(8,462)	(2.2)%
Subcontractor costs	(50,441)	(56,625)	6,184	10.9	(139,861)	(154,641)	14,780	9.6
Revenue, net of subcontractor costs (1)	$80,698	$80,315	$383	0.5%	$241,672	$235,354	$6,318	2.7%

Operating income	$9,520	$9,180	$340	3.7%	$29,906	$27,911	$1,995	7.1%

(1)      Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, revenue decreased due to reduced activity on certain USAID projects.  Additionally, TSS experienced a revenue decline with the DoD due to budget constraints.  The overall decrease was mitigated by revenue growth from the EPA and on other federal government programs.

For both periods, revenue, net of subcontractor costs, grew slightly despite the revenue decline.  As a percentage of revenue, subcontractor costs decreased in both periods, due primarily to a reduced subcontracting activity on USAID and certain DoD projects.

For both periods, operating income increased despite the revenue decline, due primarily to the increase in self-performed work.  Additionally, the increase was attributable to improved project performance on certain fixed-price contracts and the continuing focus on overhead cost control of discretionary expenses.

Engineering and Architecture Services

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Change		June 27,	June 28,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$76,688	$69,800	$6,888	9.9%	$211,404	$234,212	$(22,808)	(9.7)%
Subcontractor costs	(19,921)	(12,905)	(7,016)	(54.4)	(48,994)	(50,873)	1,879	3.7
Revenue, net of subcontractor costs (1)	$56,767	$56,895	$(128)	(0.2)%	$162,410	$183,339	$(20,929)	(11.4)%

Operating income	$4,337	$3,489	$848	24.3%	$7,454	$11,784	$(4,330)	(36.7)%

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three-month period, revenue grew as a result of increased workload on international and federal government contracts.  The increase was partially offset by revenue decline in the commercial business, particularly in the real estate development and industrial markets, and state and local government business resulting from budget and spending constraints.  For the nine-month period, EAS experienced a revenue decline in its commercial and state and local government businesses, partially mitigated by revenue growth in its international and federal government sectors.

Despite revenue growth for the three-month period, revenue, net of subcontractor costs, was flat compared to the same period last year, due to the higher level of subcontracting activity on the international and federal government work.  For the nine-month period, revenue, net of subcontractor costs, decreased due to the aforementioned revenue decline in the commercial and state and local businesses.

For the three-month period, operating income increased compared to the same period last year, due to revenue growth and improved performance on our international projects.  Additionally, as revenue increased, we realized better leverage on the reduced overhead costs and SG&A expenses that resulted from the cost control measures implemented over the last year.  For the nine-month period, operating income decreased due to the revenue decline.  Further, in the second quarter of fiscal 2010, we recognized $3.1 million in provision for losses on accounts receivable on certain commercial development and infrastructure projects.  The decrease in operating income was partially mitigated by reductions in overhead costs, labor and other employee-related expenses that corresponded to the aforementioned revenue decline.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 27,	June 28,	Change		June 27,	June 28,	Change
	2010	2009	$	%	2010	2009	$	%
	($ in thousands)

Revenue	$202,424	$206,644	$(4,220)	(2.0)%	$545,206	$720,409	$(175,203)	(24.3)%
Subcontractor costs	(104,888)	(108,139)	3,251	3.0	(286,345)	(435,014)	148,669	34.2
Revenue, net of subcontractor costs (1)	$97,536	$98,505	$(969)	(1.0)%	$258,861	$285,395	$(26,534)	(9.3)%

Operating income	$9,880	$10,588	$(708)	(6.7)%	$24,753	$28,569	$(3,816)	(13.4)%

(1)      Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, the revenue decline was largely driven by the prior-year completion of several large contracts, primarily wind energy and Iraq-related work, and, for the nine-month period, reduced activity on a large water project for a commercial client.  For both periods, revenue from remediation and construction work also declined due to federal government delays in releasing new awards.  Since wind energy and Iraq-related projects were substantially subcontracted, revenue, net of subcontractor costs, was not impacted by the completion of these projects to the same extent as revenue. The overall decline was partially offset by increased activity on BRAC and other federal government programs, as well as a large transportation infrastructure project with a state government client.  To a lesser extent, the revenue decline was partially mitigated by approximately $6 million and $26 million of revenue generated by a prior-year acquisition for the three and nine-month periods, respectively.

For both periods, operating income decreased largely due to the aforementioned revenue decline.  Further, the prior-year operating income benefited from favorable claim settlements on Iraq-related projects, and higher profit margins on certain commercial wind energy, water and telecommunication projects.  The decrease in operating income was partially offset by current-year reductions in overhead costs, labor and other employee-related expenses.  For the nine-month period, the current-year decrease was also mitigated by a $0.7 million gain from the sale of equipment related to a project close-out.

Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt services requirements, as well as to fund acquisitions.  We believe that our cash balances, operating cash flow and available borrowings under the credit agreement described below, will be sufficient to meet our capital requirements for at least the next 12 months.

Operating Activities.  For the first nine months of fiscal 2010, our net cash provided by operating activities was $64.5 million, a decrease of $42.9 million, or 39.9%, compared to the same period last year.  The decrease resulted from a $40 million IRS tax settlement refund and substantial cash collections on certain large fixed-price contracts.

Investing Activities.  For the first nine months of fiscal 2010, our net cash used in investing activities was $37.1 million, a decrease of $78.5 million, or 67.9%, compared to the same period last year.  The decrease was due primarily to the Wardrop acquisition, for which we paid approximately $91 million in the second quarter of last year.  Our capital expenditures were $15.9 million, an increase of $2.5 million compared to the same period last year, due to the timing of new equipment purchases to replace obsolete equipment and satisfy project execution requirements.

Financing Activities.  For the first nine months of fiscal 2010, our net cash provided by financing activities was $3.1 million, a decrease of $1.6 million, or 34.7%, compared to the same period last year.  The decrease resulted from a decline in proceeds from the issuance of common stock upon the exercise of stock options.

Debt Financing.  Under our credit agreement, our revolving credit facility (“Facility”) is $300.0 million, and the term of the agreement extends through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility.  As of June 27, 2010, we had no borrowings outstanding, $18.1 million in standby letters of credit and $281.9 million in availability under the Facility.

The credit agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”)) is 2.5x for each quarter, and (ii) the minimum fixed charge coverage ratio (defined as the ratio of rolling four-quarter EBITDA minus capital expenditures to interest expense plus taxes and principal payments) is 1.25x for each quarter.  As of June 27, 2010, our consolidated leverage ratio was 0.27x, and our fixed charge coverage ratio was 2.44x.  Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.

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

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our annual review as of June 29, 2009 (i.e., the first day of our fiscal fourth quarter) indicated that we had no impairment of goodwill.  For fiscal 2010, we are in the process of performing the annual review and expect to complete it during the fourth quarter.  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill.  We would perform an interim goodwill impairment review between our annual reviews if certain events and circumstances have occurred, including a significant adverse change in the business climate, unanticipated competition or a loss of key personnel.

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

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.0% to 1.25% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.0% to 2.25% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012 or earlier at our discretion upon payment in full of loans and other obligations.  As of June 27, 2010, we had no borrowings outstanding under the Facility.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenues and expenses in the same currency for our contracts.  For the first nine months of fiscal 2010 and 2009, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiary in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  The effect of foreign exchange rate translation on our condensed consolidated balance sheet for the nine months ended June 27, 2010 was a net foreign translation gain of $5.1 million.  The gain was recognized as an adjustment to stockholders’ equity through other comprehensive income.

In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to the settlement of interest receivable on an intercompany note denominated in Canadian dollars.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  We also entered into a new forward contract for Canadian $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013.  For more information, see Note 11 (Fair Value of Derivative Instruments) of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 27, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages against AMT.  In addition, the jury awarded $17 million in punitive damages against AMT plus reasonable attorneys fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  The final briefs have not yet been filed with the court of appeals.  AMT has posted a bond, as required by the trial court, for $13.4 million. We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of June 27, 2010, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

Item 1A.         Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (“SEC”) are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

General worldwide economic conditions have recently experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2009 and the first nine months of fiscal 2010, our business, financial condition and results of operations may be materially and adversely affected.

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

In the third quarter of fiscal 2010, we generated 23.2% of our revenue from commercial clients.  Due to the continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the third quarter of 2010, we generated 67.3% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 52.7% of our revenue in the third quarter of fiscal 2010 from the following agencies: 30.4% from DoD agencies, 10.4% from USAID and 11.9% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the third quarter of fiscal 2010, we generated 30.4% of our revenue from the DoD agencies.  We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by BRAC and other domestic programs with the DoD agencies.  Past increases in spending for defense-related programs and outsourcing of federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenues.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of June 27, 2010, our goodwill was $342.5 million and other intangible assets were $29.8 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units which are the components of our business one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as to interpret current economic indicators and market valuations.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog as of June 27, 2010 was $1.7 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations expose us to risks such as different business cultures, laws and regulations.

During the third quarter of fiscal 2010, we generated 9.5% of our revenue from our foreign operations, primarily in Canada, and from our international clients that is performed by our domestic operations.  The different business cultures associated with international operations may not be fully appreciated before we sign an agreement, and thereby expose us to risk.  Likewise, prior to signing a contract, we need to understand international laws and regulations, such as foreign tax and labor laws, and U.S. laws and regulations applicable to companies engaging in business outside of the United States, such as the Foreign Corrupt Practices Act.  For these reasons, pricing and executing international contracts is more difficult and carries more risk than pricing and executing domestic contracts.  Our experience has also shown that it is typically more difficult to collect on international work that has been performed and billed.

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

In fiscal 2004, we began implementation of a new company-wide ERP system, principally for accounting and project management, and we plan to complete the conversion process of all companies acquired to date by fiscal 2012.  In the event we do not complete the project successfully, we may experience difficulty in reporting certain revenue and costs data in an accurate and timely manner.  During the ERP implementation process, we have experienced reduced cash flows due to temporary delays in issuing invoices to our clients, which have adversely affected the timely collection of cash.  Further, it is possible that the cost of completing this project could exceed our current projections and negatively impact future operating results.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 27, 2010, filed with the SEC on July 30, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income for the three and nine-month periods ended June 27, 2010 and June 28, 2009, (ii) the Condensed Consolidated Balance Sheets as of June 27, 2010 and September 27, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month period ended June 27, 2010 and June 28, 2009, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2010	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Senior Vice President, Controller
(Principal Accounting Officer)