Form 10-K
period 2010-10-03
TETRA TECH INC
filed 2010-11-16
CIK 831641

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates on March 26, 2010 was $1.4 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

          On November 8, 2010, 61,760,910 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

          Portions of registrant's Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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

 PART I

Item 1.    Business

General

        Tetra Tech, Inc. is a leading provider of consulting, engineering, program management, construction management and technical services focusing on resource management, infrastructure and the environment. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

        We are a full-service company with a global reach in the areas of water, the environment, energy, natural resources and infrastructure. Engineering News-Record ("ENR"), the leading trade journal for our industry, ranked us the nation's number one water services firm in its April 21, 2010, "Top 500 Design Firms" issue. Over the past year, ENR has also ranked us number one in water treatment/desalination, water transmission lines and aqueducts, wind generation and environmental management. Throughout the year, ENR has ranked Tetra Tech among the top 10 firms in several other service lines, including environmental science, dams and reservoirs, sanitary/storm sewers, clean air compliance, chemical and soil remediation, engineering/design, solid waste, site assessment and compliance, education, hazardous waste, nuclear waste, auto plants and manufacturing. We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets. We currently have approximately 12,000 employees worldwide, located primarily in North America, including the employees of recently acquired companies.

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

 Mission

        Our mission is to be the premier worldwide consulting and engineering firm focusing on water, natural resources, the environment, infrastructure and energy. The following core principles form the underpinning of how we work together to serve our clients:

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

  •
  Opportunity.  Our people are our number one asset. Our workforce is diverse and includes leading experts in our fields. Our entrepreneurial nature and commitment to success provide challenges and opportunities for our employees.

Industry Overview

        Tetra Tech is part of the global consulting and engineering industry that serves public and private clients by addressing the fundamental needs for water, natural resources, environmental services, infrastructure and energy. Our industry provides clients with the technical studies, planning, engineering, design and construction management services that address their needs. The industry's clients vary in size and scope from small local public agencies and private companies to national governments and large multi-national corporations. These clients seek service firms with high-caliber technical expertise, practical experience, multi-disciplinary capabilities and a global reach to analyze their problems and develop and implement the most appropriate, cost-effective solutions.

        Many government and commercial organizations today face new, complex challenges due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, and a desire to diversify energy resources. As a global company, we provide the breadth of technical knowledge and capabilities and the global reach to address our clients' needs in the areas of water, natural resources, the environment, infrastructure and energy. We work for a wide variety of clients to solve diverse and challenging problems. Our water market consists primarily of government agencies that are responsible for managing water resources in a given area, including large regional planning studies and local water treatment and wastewater services. For commercial clients, we support the development of water supplies and management of water to help meet federal and local government requirements and policies. We provide essential support for water and site management needs for resource extraction in the mining and oil and gas industries. Our environmental market consists of both government and commercial clients that are working to comply with environmental regulations, restore contaminated areas and protect uncontaminated areas. Our infrastructure market includes the design of public and commercial buildings and facilities, including high-performance buildings. Our energy market consists of both government and commercial clients that are developing renewable energy resources, energy efficiency improvements or energy transmission projects.

        Increasingly, the consulting and engineering industry is being asked to provide integrated solutions in a global marketplace. Large firms such as Tetra Tech can offer fully integrated services, from front-end science and planning through construction management. Large firms that offer integrated solutions differentiate themselves from smaller firms that generally offer niche services by providing turn-key solutions intended to save time and money. As a large company with a history of providing interdisciplinary services, we have benefited from this trend and have increased our market share in each of the last several years.

        Many scientific discoveries and public policy forces are now shaping changes in our industry. Public concern over environmental issues, especially water quality, has been a driving force behind numerous regulations and changes in public policies and practices. Our government and commercial clients are increasingly focused on environmental stewardship, infrastructure needs, energy efficiency and sustainability as part of their programs. Fluctuations in weather patterns and extreme events, such as droughts or flooding, are driving concerns over the reliability of water supplies and the need to protect coastal areas and upgrade water infrastructure. Energy policies, resource limitations and concern over climate change have encouraged rapid implementation of energy conservation measures, retrofits of existing structures, upgrades to transmission infrastructure and the development of renewable energy resources. Many governments of developed countries are now implementing international development as a foreign policy tool to assist developing nations in conjunction with diplomacy and defense. We support international development by providing in-country assistance in making water supplies accessible, protecting human health, supplying emergency humanitarian assistance and enhancing the ability of government institutions to implement these changes.

The Tetra Tech Strategy

        To continue our successful growth and maintain a competitive position, we have implemented the following strategy that is integral to our future growth:

        Start with Science.    We typically start with science at the onset of a project, building on our staff's strong technical foundation in natural and physical sciences. This strength allows us to effectively evaluate and recommend potential solutions to our clients' problems. We can support our clients through the entire project life cycle by providing consulting, engineering, construction management, operations and maintenance, and information technology services. We offer these services individually or as part of our full-service approach to problem solving.

        Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since our inception, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to water resource management and environmental problems. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including transportation and educational facilities. Our services are provided by a wide range of professionals, including archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we have a broad perspective and are often able to apply proven solutions to our clients' problems effectively and efficiently.

        Provide Broad Geographic Coverage and Local Expertise.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have North American operations throughout the United States and Canada. We have also increased our international presence with regional offices in Europe, Asia, South America, Australia, Africa and the Middle East. Our base of operations in North America and network of international offices provide a platform from which we can respond to the global need for responsible economic development and management, while ensuring that communities have access to basic services in a secure environment. We are actively working in more than 60 countries in support of the U.S. government, the private sector and development assistance agencies to address complex infrastructure and environmental challenges in an environmentally responsible manner.

        Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing clients, resulting in more comprehensive services and, ultimately, increases in our revenue. Often, we have been able to secure construction management contracts after having served clients on the scientific evaluation and engineering design phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global clients, we also focus on expanding from localized geographic areas to provide broader national and international support in multiple locations.

        Identify and Expand into New Business Areas.    We use our consulting services and specialized technical services as entry points to evaluate adjacent business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting, we identified an adjacent opportunity and expanded into water infrastructure engineering services.

        Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services and bidding for complex projects that are at the leading edge of policy and technology development. Our interdisciplinary capabilities in water, natural resources, the environment, energy and infrastructure provide the opportunity to develop integrated and sustainable solutions. Our combination of technical expertise with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to serve other public and commercial clients.

        Focus on Cash Generation.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

        Actively Attract, Recruit and Retain Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide technical skills, innovative solutions and long-term client relationships. Our full-service capabilities, internal coordination and networking opportunities, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals who support our long-term growth.

        Invest in Strategic Acquisitions.    We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will enable us to strengthen our position in certain emerging business areas or further strengthen our position in our more established service offerings. We believe that our reputation makes us an attractive partner. Our effective integration of acquisitions can continue to enhance our ability to compete technically and geographically.

Reportable Segments

        We manage our business under four reportable segments. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
	2010	2009	2008

Reportable Segment
Engineering and Consulting Services	33.2%	26.3%	23.3%
Technical Support Services	24.0	22.8	20.5
Engineering and Architecture Services	13.3	13.1	14.9
Remediation and Construction Management	34.5	41.6	45.0
Inter-segment elimination	(5.0)	(3.8)	(3.7)

	100.0%	100.0%	100.0%

        For more information concerning our reportable segments, see Note 16 "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Engineering and Consulting Services ("ECS")

        ECS provides front-end science and consulting services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, and information technology and modeling.

        Surface Water Management.    Public concern with the quality of rivers, lakes, streams, and coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, competition for water resources and climate variations, such as those that cause droughts and flooding, have raised the visibility of surface water management. Over the past 40 years, we have developed a specialized set of technical skills that position us to compete effectively for surface water and watershed management projects. We provide water resource services to U.S. federal and Canadian provincial government clients such as the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Defense ("DoD"), the U.S. Department of Energy ("DOE") and the Alberta Ministry of Environment. We also provide these services to a broad base of commercial clients, including those in the aerospace, chemical, alternative energy, mining, petroleum, pharmaceutical, retail and utility industries. Further, we provide surface water management services to municipal government agencies in the U.S. and Canada, particularly in the areas of watershed management, climate adaptation, flood control, and the optimal management of stormwater and combined sewer overflow systems.

        Groundwater.    Groundwater is a critical source of drinking water and represents a substantial portion of the water used for residential, industrial and agricultural purposes. Our activities in the groundwater field include projects such as evaluating the adequacy of water supplies, investigating and identifying the sources of chemical contamination to groundwater, examining the extent of contamination, analyzing the speed and direction of contamination migration, and designing and evaluating remedial alternatives. In addition, we conduct monitoring studies to assess the effectiveness of groundwater treatment and extraction wells.

        Waste Management.    We provide a wide range of engineering and consulting services for waste disposal, landfill design and management, hazardous waste contamination and remediation projects from initial site assessment through design and implementation. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We provide waste minimization and pollution prevention services, and we evaluate the effectiveness of innovative technologies and novel solutions to environmental problems. We also provide full-service solutions for biogas-to-energy facilities utilizing landfill methane gas.

        Mining and Geotechnical Sciences.    Our mining and geotechnical staff provide environmental, procurement and construction management services including feasibility analyses, design, permitting, operations and closure of all types of mining facilities. Our geotechnical practice includes geotechnical engineers, soils technicians and drillers who investigate, analyze, and develop geotechnical engineering recommendations for all types of groundwater, soil or rock conditions. We have specialized capabilities to evaluate, monitor and design foundations and materials for roads, bridges and buildings located in permafrost conditions common to Canadian arctic regions. We also provide engineering, procurement, construction management services ("EPCM") for heavy industries, including the petroleum, chemicals, and mining and metals sectors.

        Information Technology and Modeling.    We provide technology systems integration to support U.S. federal government programs in data management, data processing, communications/outreach, and systems and tool development. Our projects range from national-scale environmental monitoring, modeling, and data management to systems engineering and design for major infrastructure rehabilitation programs. We provide systems analysis and information management to optimize the U.S. National Airspace System and related aviation systems. We also support research and technical services for national-scale water resource and environmental data management, including archiving and statistical analysis.

Technical Support Services ("TSS")

        TSS advises clients through the study, design and implementation of projects. TSS provides management consulting and strategic direction in the areas of environmental remedial planning, disaster management, climate change, international development and technical government staffing services.

        Environmental Remedial Planning.    We provide comprehensive services for environmental planning, cleanup and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products. Our services cover all phases of the remedial planning process, starting from emergency response and initial site discovery through removal actions and remedial design and implementation management. Sites range from small properties undergoing voluntary cleanup, to brownfields redevelopment projects, to DoD installations, to some of the largest and most complex Superfund sites in the United States. We support both commercial and government clients in planning and implementing remedial activities at numerous sites around the world. We also provide a broad range of environmental analysis and planning services to ensure that our clients are implementing their operations in a sustainable manner. Our services include air quality management, regulatory compliance, information management and geographic information systems, radiation protection/health physics, risk management, pollution prevention/control, radioactive and hazardous waste management, National Environmental Policy Act ("NEPA") services and environmental response training.

        Disaster Management.    Our disaster management staff provides services in prevention, preparedness, protection, response, mitigation and recovery. We bring real-world experience to our clients based on our response to more than 2,000 chemical, biological, radiological, nuclear, and explosive releases and natural hazards, such as hurricanes, tsunamis, earthquakes, floods and tornadoes. Our disaster management services for commercial clients and federal, state, local and international agencies include emergency preparedness and response, public health preparedness, risk analysis, training and exercises, infrastructure protection, strategic planning and program management. In the United States, we support the Department of Homeland Security ("DHS"), the Federal Emergency Management Agency ("FEMA"), multiple states under the Urban Area Security Initiative, local cities, the EPA, and the National Oceanic and Atmospheric Administration ("NOAA").

        Climate Change.    In a resource-constrained world, our experts assist clients in identifying, reducing and strategically managing their environmental footprint to provide cost savings, mitigate regulatory impacts, institute operational efficiencies, develop new business opportunities and promote corporate responsibility. Our services support our clients' efforts to become sustainable by "greening" energy supplies, implementing energy efficiency and resource conservation, using alternative fuels, capturing and sequestering carbon, and purchasing carbon offsets. Our experience has demonstrated that clients can concurrently reduce their carbon emissions and environmental impacts while saving money. Our services include climate change and strategic management consulting, greenhouse gas inventory assessment, certification, reduction and management, and project implementation.

        International Development.    We provide services to many donor agencies such as the U.S. Agency for International Development ("USAID"), the World Bank, the Asian Development Bank and the Inter-American Development Bank to support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. We plan, design, implement, research and monitor projects in the broad areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, rule of law and justice systems, land tenure and property rights, and public-private partnerships training and consulting. We build capacity and strengthen institutions in areas such as energy sector reform, utility management, food security and local governance. We currently provide international development services support in more than 45 countries around the world working for the U.S. Department of State, the DoD and USAID.

        Technical Government Staffing.    We provide a broad spectrum of professional and technical services, including advisory and assistance services, to supplement and support the organic staff of our U.S. federal government clients. Our service offerings include facility planning and operational support, infrastructure development and management, human resource management, program and logistics management, engineering, test and evaluation, administrative support and information technology disciplines.

Engineering and Architecture Services ("EAS")

        EAS provides engineering and architecture design services, including Leadership in Energy and Environmental Design ("LEED") services, together with technical and program administration services for projects related to water infrastructure, buildings and facilities, and transportation and land development.

        Water Infrastructure.    Our design and technical services are applied to numerous aspects of water quality and quantity management, including major water and wastewater treatment plants, combined sewer storage and separation, and drainage and flood control. Our experience includes planning, permitting, design and construction management services for water treatment facilities, desalination facilities and water distribution systems, including pipelines and pump stations.

        Buildings and Facilities.    We provide planning, architectural, engineering and construction management services for federal, state and local government and commercial facilities including military housing, educational, institutional, corporate headquarters, healthcare and research facilities. We specialize in designing high-performance, sustainable facilities that minimize environmental impacts, typically by minimizing water and power usage. Many of these green buildings include integrated interior systems for heat, light, security and communications. Our projects include high-rise office buildings, museums, hotels, parks, visitor centers, marinas, and entertainment and leisure facilities. We provide engineering services for high-end environmentally sensitive or "green" buildings. We have provided civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for high- profile buildings around the world. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

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

Remediation and Construction Management ("RCM")

        RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance. RCM is focused on U.S.

federal construction management; environmental remediation including unexploded ordnance ("UXO"); wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

        Environmental Remediation and Construction Management.    We provide environmental remediation and reconstruction services to evaluate and restore lands to beneficial use. Environmental remediation includes activities to identify, evaluate and destroy UXO, both domestically and internationally. Under the Base Realignment and Closure ("BRAC") Act, we perform construction management services to build energy efficient facilities at military locations in the U.S. and abroad. We also provide environmental management and planning support to evaluate and mitigate impacts from human activities on the natural environment. In addition, we manage large, complex sediment remediation programs, such as the Fox River program near Green Bay, Wisconsin. We develop watershed and regional plans, and recommend management approaches to help conserve and restore our natural resources.

        Alternative Energy.    To meet the escalating demand for alternative energy and energy independence, we provide energy management, conservation assessments and the full range of services for alternative energy development. For wind, solar and hydroelectric power development and upgrade projects, we provide environmental, engineering, procurement, construction and operations and maintenance services for all project phases. Our capabilities include site evaluation, planning, biological assessments, permitting, engineering, construction management, construction and transmission services. We also provide services for other emerging and alternative energy technologies including geothermal, nuclear and biogeneration.

Project Examples

        The following table presents brief examples of current projects in our four segments:

Segment	Representative Projects

ECS

•       Supporting environmental activities at U.S. Air Force ("USAF") installations worldwide to assist the USAF in its environmental mission in the areas of environmental conservation and planning, environmental quality, environmental restoration, design and construction.

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

• Providing watershed planning and modeling services for Los Angeles County to address water quality and optimize stormwater management program needs.

•       Providing full-service support to Cameco Corporation, such as due diligence, feasibility studies, environmental assessment and permitting, and EPCM, including design delivery and support for all phases of mine operations.

• Providing engineering and procurement, and on-site engineering assistance to Yukon Zinc for the Wolverine Lake Mine, Yukon Territory, Canada.
TSS	• Supporting environmental activities at U.S. Navy ("USN") installations primarily throughout the United States to assist the USN in protecting the coastal and marine environment.

•       Evaluating all program activities for the State of Wisconsin's Focus on Energy program, involving the monitoring and verification of energy efficiency projects being implemented throughout the state.

• Providing support on behalf of USAID to developing countries in establishing effective institutions essential to achieving economic growth and social development.
• Supporting the DHS—Office of Infrastructure Protection in planning, training and exercises related to the protection of the nation's critical infrastructure.

Segment	Representative Projects

• Providing support to the EPA's Climate Change Division to reduce methane (a greenhouse gas) from landfills and encourage recovery and beneficial use of landfill gas as an energy source.

•       Providing engineering, staff augmentation and technical support services to U.S. federal government agencies such as the U.S. Missile Defense Agency, the USAF and the Transportation Security Administration ("TSA").

EAS	• Providing architectural and engineering design services for numerous U.S. government facilities, including military housing and overhead protection systems.
• Providing mechanical, electrical, plumbing and fire protection engineering design services for buildings, including major corporate headquarters buildings, museums and universities.
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
• Providing engineering, project management and construction management to help construct facilities and infrastructure in Afghanistan for the USAF and the U.S. Army Corps of Engineers ("USACE").

•       Providing design-build services for energy-efficient facilities and environmental restoration services at various DoD BRAC sites, such as the Hunters Point Naval Shipyard in San Francisco, California.

•       Providing turn-key solutions for utilities and commercial energy developers, including environmental studies, permitting, engineering, design, construction, and operations and maintenance services, for wind farms and solar facilities throughout the United States.

Segment	Representative Projects

• Providing turn-key design, construction, dredging and treatment services for the Lower Fox River remediation and clean-up.
• Assisting Verizon and AT&T with the deployment and maintenance of a high-capacity broadband fiber optic network in the western and midwestern United States.

Clients

        We provide services to a diverse base of U.S. federal, state and local government agencies, as well as commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
	2010	2009	2008
Client Sector

Federal government	51.9%	50.9%	50.3%
State and local government	14.8	12.1	14.6
Commercial	23.8	32.4	34.3
International(1)	9.5	4.6	0.8

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

        U.S. federal government agencies are among our most significant clients. The DoD accounted for 28.6%, 30.9% and 33.7% of our revenue in fiscal 2010, 2009 and 2008, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist state and local government clients in a variety of jurisdictions across the United States. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, communications and utility industries. No single commercial client accounted for more than 10% of our revenue in fiscal 2010.

        The following table presents a list of representative clients in our reportable segments.

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial	International

ECS	DoD; DOE; EPA; Federal Aviation Administration ("FAA"); International Boundary and Water Commission; NOAA; USACE; USAF; USAID; U.S. Department of the Interior, Bureau of Land Management; U.S. Bureau of Reclamation; U.S. Forest Service; U.S. General Services Administration; USN	California Department of Water Resources; City of Calgary, Alberta; City of Philadelphia, Pennsylvania; City of San Diego, California; City of Toronto, Ontario; Fairfax County, Virginia; Los Angeles County, California; Louisiana Office of Coastal Protection and Restoration; Plaquemines Parish, Louisiana; Port of Los Angeles, California; Seattle Department of Transportation ("DOT"); State of Wyoming; Ventura County, California; Washington DOT	AIG Domestic Claims, Inc.; Alcoa, Inc.; Carson Marketplace, LLC; ConocoPhillips Co.; Exxon Mobil Corp.; Ford Motor Co.; Intrepid Potash-New Mexico, LLC; General Electric Co.; Lockheed Martin Corp.; McClellan Business Park, LLC; Newmont Mining Corp.;
			Southern California Gas Co.; Sunflower Redevelopment, LLC; Waste Management, Inc.	Cameco Corp.; City of Winnipeg, Manitoba; Hydro One Remote Communities, Inc.; The Mosaic Co.; Ontario Power Generation, Inc.; Panama Canal Authority; Terrane Metals Corp.; Winnipeg Airport Authority, Inc.; Yukon Zinc Corp.
TSS	DoD; EPA; FEMA; National Aeronautics and Space Administration ("NASA"); TSA; USACE; USAF: USAID; U.S. Coast Guard; U.S. Missile Defense Agency; USN
City of Chicago, Illinois; City of Jacksonville, Florida; City of Los Angeles, California; Kansas City, Missouri; Port of San Diego, California; States of California, Missouri, Montana, Pennsylvania and Wisconsin; University of California, Berkeley
Artesian Water Co.; Bechtel Power Corp.; Chartis, Inc.; D.R. Horton, Inc.; Kinder Morgan, Inc.; PPG Industries; Range Resources-Appalachia, LLC; Southern Natural Gas Co.; Target Corp.; Texas Energy Group, LLC
Electricity Holding Co. SAOC; Hainan Land Property Group; Pan China Construction Group; The People's Government of Ledong County, Hainan Province; The People's Government of Qinzhou City, Guangxi Province; Zuhair Fayez Partnership

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial	International

EAS	USACE; USAF; U.S. Coast Guard; U.S. Fish and Wildlife Service; U.S. Forest Service; USN; U.S. Postal Service	Allegheny County Sanitary Authority; Boston Water and Sewer Commission; Brandywine School District; City of Edgewood, Washington; City of Fruita Public Works Department; City of Lansing, Michigan; City of Tulsa, Oklahoma; Connecticut DOT; Cortland City School District; Irvine Ranch Water District; King County, Washington; Michigan DOT; Oklahoma DOT; Orange County Public Works; Orange County Utilities Department; Port of Long Beach, California; Toho Water Authority	Absher Construction Co.; Flad and Associates, Inc.; General Motors Corp.; Genzyme Corp.; Goldman Sachs; Kendall/Heaton Associates, Inc.; Lowes; Parsons Brinckerhoff, PLC Construction Services, Inc.; Rafael Vinoly Architects PC; Record Steel and Construction; Skidmore, Owings and Merrill LLP; Tutor Perini Corp.; Vail Resort Development Co.	EnCana Corp.; M. Arthur Gensler Jr. & Associates, Inc.; New Songdo City Development, LLC; Orissa Water Supply & Sewage Board; Societe d'Entreprise & de Gestion; TRO Jung/Brannen, Inc.; Wenzel + Wenzel
RCM	DoD; DOE; USACE; USAF; U.S. Coast Guard; U.S. Forest Service; USN	New York State DOT; New York State Office of General Services; South Florida Water Management District; State University Construction Fund
			ACCIONA Infrastructure North America; Actus Lend Lease; Ahtna Government Services Corp.; Alcoa, Inc.; AT&T, Inc.; Castle & Cook, Inc.; Cogentrix Energy, LLC; Comcast Corp.; Competitive Power Ventures; Idaho Power Co.; Keenan II Renewable Energy Co., LLC; Lower Fox River Remediation LLC; NextEra Energy Resources, LLC; Noble Constructors, LLC; PacifiCorp; Rockies Express Pipeline LLC; Sheldon Energy LLC; Verizon Communications, Inc.	Acciona S.A.; Eni SpA; Iberdrola S.A.; Kuwait Oil Co.; Suez Environnement S.A.; Veolia Environnement S.A.

 Contracts

        Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
	2010	2009	2008
Contract Type

Fixed-price	42.0%	40.8%	38.0%
Time-and-materials	34.0	37.2	37.9
Cost-plus	24.0	22.0	24.1

	100.0%	100.0%	100.0%

        Our clients select the type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.

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

        Our contracts with the U.S. federal government are subject to audit by the government, primarily by the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate a contractor's policies, procedures, controls and performance; and (iii) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the

DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards ("CAS") and defective-pricing clauses found within the Federal Acquisition Regulation ("FAR"). The DCAA also performs an annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

        The DCAA reviews all types of U.S. federal government proposals, including those of award, administration, modification and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the U.S. federal government may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the U.S. federal government could have a material adverse effect on us.

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

        We provide our services under contracts, purchase orders or retainer letters. Our policy provides that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

Marketing and Business Development

        Our corporate management team establishes the scope and range of services we provide and our overall business strategy. The centralized business development support group develops corporate marketing materials, conducts market research, and manages promotional and professional activities, including appearances at trade shows, direct mailings, advertising and public relations. Business development activities are implemented by our technical and professional management staff. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations. Our professional staff members hold frequent meetings with existing and potential clients, and federal, state or local government agencies; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through the technical and geographic network we provide. We facilitate a strong internal network that allows our professional staff members to recognize opportunities to provide new services to existing clients and broaden our client base in core services. We market throughout the client organizations we target, focusing on delivering solutions to emerging programs and providing full-service support.

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

Sustainability Program

        We lead and support programs that minimize our collective impacts on the environment through the solutions we provide for our clients ("Projects"), through our procurement and subcontracting approach ("Procurement"), and with internal policies and processes that promote sustainable practices, reduce costs and minimize environmental impacts ("Processes"). Collectively, we identify these three sustainability areas as the "3 Ps" that form the pillars of our Sustainability Program. Consistent with the Global Reporting Initiative's internationally recognized sustainability reporting guidelines, we have established a clear set of metrics that define our sustainability goals. We continuously implement sustainability policies and practices, and assess the results of our efforts in order to improve upon them in the future.

        Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate stakeholders via our sustainability council. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. We publish a periodic sustainability report that documents our progress.

Acquisitions

        We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt or securities as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. All acquisitions require the approval of our Board of Directors, and those in excess of a certain size require the approval of our lenders.

        In fiscal 2007, we acquired Delaney Construction Corporation ("DGI"), which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. This acquisition enabled us to provide a wider range of services to our current and prospective wind energy clients, as DGI offers complementary capabilities and client relationships. In fiscal 2008, we acquired ARD, Inc. ("ARD"), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance challenges. ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition increased our professional workforce in new geographic areas and technical specialties around the world. In fiscal 2009, we acquired Wardrop Engineering, Inc. ("Wardrop"), a Canadian firm that specializes in resource management, energy and infrastructure design. This acquisition significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India. In fiscal 2010, we acquired EBA Engineering Consultants, Ltd. ("EBA"), a Canadian firm that provides natural science, engineering and arctic engineering services to the mining, energy and infrastructure sectors. This acquisition strengthened our geographic presence, and added new customers and complementary technical services. Since fiscal 2006, we also made other acquisitions that enhanced our service offerings to broad-based clients and expanded our geographic presence.

Competition

        The market for our services is generally highly competitive. We often compete with many other firms ranging from small regional firms to large international firms.

        We perform a broad spectrum of consulting, engineering and technical services across our reportable segments. Our client base includes U.S. federal government agencies, such as the DoD, USAID, DOE, EPA, NASA and FAA; state and local government agencies; the commercial sector; and international clients. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

        We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CH2M Hill Companies Ltd.; Camp Dresser & McKee, Inc.; Chemonics International Inc.; Dessau, Inc.; GENIVAR; ICF International, Inc.; Jacobs Engineering Group, Inc.; MWH Global, Inc.; Science Applications International Corporation; The Shaw Group, Inc.; SNC-Lavalin Group, Inc.; Stantec, Inc.; TRC Companies, Inc.; URS Corporation; and Weston Solutions, Inc.

Backlog

        We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 75% of our backlog as of fiscal 2010 year-end will be recognized as revenue in fiscal 2011, as work is performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

        As of fiscal 2010 year-end, our backlog was $1.9 billion, an increase of 17.1% compared to fiscal 2009 year-end. Our backlog growth was driven by our fiscal 2010 acquisitions and increased funding on U.S. federal government programs, including those administered by USAID, DOE and EPA, and new orders from our international clients, particularly for our international mining services.

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

        Government Procurement.    The services we provide to the U.S. federal government are subject to FAR and other rules and regulations applicable to government contracts. These rules and regulations:

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

Seasonality

        We experience seasonal trends in our business. Our revenue is typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. We believe that both policies provide adequate coverage for our business. When we perform higher-risk work, such as fixed-price remediation with insurance or UXO services, we obtain the necessary types of insurance coverages for such activities, as is typically required by our clients.

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

Employees

        Our principal asset is our employees. We currently have approximately 12,000 employees, and a large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Approximately 211 employees are represented by labor unions pursuant to collective bargaining agreements. We consider the relationships with our employees to be favorable. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting and retaining qualified employees, and we are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

 Executive Officers of the Registrant

        The following table shows the name, age and position as of November 8, 2010, of each of our executive officers:

Name	Age	Position

Dan L. Batrack	52	Chairman, Chief Executive Officer and President

Mr. Batrack joined our predecessor in 1980 and was named Chairman in January 2008. He has served as our Chief Executive Officer and a director since November 2005, and as our President since October 2008. Mr. Batrack has served in numerous capacities over the last 30 years, including project scientist, project manager, operations manager, senior vice president and president of an operating unit. He has managed complex programs for many small and Fortune 500 clients, both in the United States and internationally. Mr. Batrack holds a B.A. degree in Business Administration from the University of Washington.

David W. King	54	Executive Vice President, Chief Financial Officer and Treasurer

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

Name	Age	Position

James R. Pagenkopf	59	Executive Vice President and President of Engineering and Consulting Services

Mr. Pagenkopf has served as the President of Engineering and Consulting Services since September 2009. He has 34 years of experience with us in both technical and management roles, including project and program manager, office manager, group manager, Vice President, and President of ECS' largest operating unit. Mr. Pagenkopf's academic and professional background is in the development and application of hydrodynamic and water quality models, which he has applied in more than 200 projects throughout the U.S. and internationally. He has served as program manager on several large technical support contracts for the EPA's Office of Water, and more recently has led our strategic water initiative to focus our growth in the Louisiana/Gulf Coast and Panama Canal water resources markets. Mr. Pagenkopf holds a B.S. in Civil Engineering from Valparaiso University and an M.S. in Civil Engineering from the Massachusetts Institute of Technology.

Ronald J. Chu	53	Executive Vice President and President of Technical Support Services

Mr. Chu has served as the President of Technical Support Services since June 2007. He has more than 15 years of experience with us and has served in various technical and management capacities, including project and program manager, office manager, regional manager and chief operating officer for TSS. Mr. Chu was named a Vice President in 2001. He began his career as a civil/sanitary engineer in 1981 and entered the environmental consulting field in 1984. His career has included management of major assessment, engineering and remediation programs for the DoD, the EPA, state and local government agencies, and commercial clients. Mr. Chu is a registered professional engineer in several states and has authored numerous technical articles. He holds a B.S. in Civil Engineering from Northeastern University and an M.S. in Environmental Engineering from the University of Southern California.

Name	Age	Position

Douglas G. Smith	61	Executive Vice President and President of Engineering and Architecture Services

Mr. Smith has served as the President of Engineering and Architecture Services since November 2005. He has nearly 35 years of infrastructure industry experience focused on water infrastructure engineering. Mr. Smith joined us from MWH Global, Inc., where he was Senior Vice President of Strategic Planning. He spent the previous 24 years, from 1980 to 2004, at Black & Veatch, where he was promoted to President of the Europe Water Division. While at Black & Veatch, Mr. Smith focused on large program business development and acquisition integration. From 1976 to 1979, Mr. Smith was an adjunct professor of Civil Engineering at the University of Colorado, Boulder, and a director of Public Utilities for the City of Boulder. Mr. Smith holds a B.S. in Engineering from Kansas State University, an M.S. in Civil Engineering from the University of Colorado, and a J.D. from the University of Denver.

Donald I. Rogers, Jr.	66	Executive Vice President and President of Remediation and Construction Management

Mr. Rogers has served as the President of Remediation and Construction Management since December 2005. He joined us in March 2003 in connection with our acquisition of Foster Wheeler Environmental Corporation, which is currently known as Tetra Tech EC, Inc. ("ECI"). Mr. Rogers joined ECI in December 1992 and currently serves as its President. He has nearly 35 years of experience in engineering and construction, including management responsibility for divisions performing environmental restoration and hazardous waste site remediation programs in 40 states and international locations. Mr. Rogers was previously Vice President of Enserch Development Corporation and Vice President of Ebasco Constructors. He earned a B.A. in Economics from the University of Bridgeport, an M.A. in Economics from the New School for Social Research, and an Advanced Executive M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Name	Age	Position

William R. Brownlie	57	Senior Vice President and Chief Engineer

Dr. Brownlie was named Senior Vice President and Chief Engineer in September 2009. From December 2005 to September 2009, he served as President of ECS. Dr. Brownlie joined our predecessor in 1981 and was named a Senior Vice President in December 1993. Dr. Brownlie has managed various operating units and programs focusing on water resources and environmental services, including work with USACE, the USAF, Bureau of Reclamation and DOE. He is a registered Professional Engineer and has a strong technical background in water resources. Dr. Brownlie holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Richard A. Lemmon	51	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, human resources and facilities.

Steven M. Burdick	46	Senior Vice President, Corporate Controller

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

Janis B. Salin	57	Senior Vice President, General Counsel and Secretary

Ms. Salin joined us in February 2002. For the prior 17 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie in Los Angeles (which merged into Bingham McCutchen LLP in 2003), and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Name	Age	Position

Craig L. Christensen	57	Senior Vice President, Chief Information Officer

Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. ("NUS") subsidiary. Mr. Christensen is responsible for our information services and technologies, including the implementation of our enterprise resource planning system and management of our shared service organization. Previously, Mr. Christensen held positions at NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.

Michael A. Bieber	42	Senior Vice President, Corporate Development

Mr. Bieber joined us in 1996, and he is currently responsible for driving strategic growth through the leadership of our mergers and acquisitions program. Mr. Bieber has overseen our investor relations function since 2000. From 1996 to 2000, he was a proposal manager in our corporate marketing group. From 1994 to 1996, Mr. Bieber served as a strategic business development consultant to large defense, infrastructure, and environmental firms at CRC, Inc. and its successor. Prior to that, Mr. Bieber worked for IT Corporation (now The Shaw Group, Inc.), where he served as project manager and engineer on government nuclear and petrochemical projects. Mr. Bieber holds a B.S. degree in Civil Engineering from the Tennessee Technological University.

Leslie L. Shoemaker	53	Vice President, Corporate Strategy

Dr. Shoemaker joined us in 1991, and she is currently responsible for our strategic planning, business development, sustainability and corporate communications functions. Dr. Shoemaker coordinates our Strategic Initiatives Program, which supports company-wide collaboration on key services in our major growth markets. Dr. Shoemaker is our Chief Sustainability Officer. She also leads the water resources modeling and systems development team and consults on the development of policy and programs for watershed management and sustainable communities. Dr. Shoemaker has more than 25 years of industry experience and has previously served in various technical and management capacities including project engineer, project manager, vice president, and technical practice leader. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

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

        General worldwide economic conditions have experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2010, our business, financial condition and results of operations may be materially and adversely affected.

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
  Loss of key employees;

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

  •
  The fluctuation of a foreign currency exchange rate;

  •
  Stock-based compensation expense;

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

Demand from our state and local government and commercial clients is cyclical and vulnerable to economic downturns. If the economy remains weak or client spending declines further, then our revenue, profits and our financial condition may deteriorate.

        Demand for services from our state and local government and commercial clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If the economy remains weak or client spending declines further, then our revenue, profits and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

        In fiscal 2010, we generated 23.8% of our revenue from commercial clients. Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

        In fiscal 2010, we generated 66.7% of our revenue from contracts with U.S. federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. We generated 51.9% of our revenue for fiscal 2010 from the following agencies: 28.6% from DoD agencies, 11.4% from USAID and 11.9% from other U.S. federal government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

  •
  Curtailment in the use of government contracting firms;

  •
  Delays associated with insufficient numbers of government staff to oversee contracts;

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

A significant shift in U.S. defense spending could harm our operations and significantly reduce our profits and revenue.

        In fiscal 2010, we generated 28.6% of our revenue from the DoD agencies. We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by BRAC and other domestic programs with the DoD agencies. Past increases in spending for defense-related programs and outsourcing of U.S. federal government jobs to the private sector are not expected to be sustained on a long-term basis. Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services. As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenue.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue.

        When the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution that authorizes agencies of the U.S. government to continue to operate but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; a violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenue.

        We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009 ("ARRA"), the Services Contract Act and DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

        Government contracts are awarded through a regulated procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity ("IDIQ") contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of "insourcing" jobs to its employees, which could reduce our revenue. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

        Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA. However, ARRA-funded contracts have not been awarded for environmental projects as quickly as we had expected, and it is possible that ARRA funding will never be allocated to projects that represent opportunities for us to the extent that we anticipate, if at all. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

Our government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, and if we do not replace these contracts, we may suffer a decline in our profits and revenue.

        Government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Any decision by a government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenue.

If we fail to complete a project in a timely manner, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

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

        The market for qualified scientists and engineers is competitive and we may not be able to attract and retain such professionals. In addition, it may be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In an effort to attract key employees, we often grant them stock options, and a reduction in our stock price could impact our ability to retain these professionals. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

        To prepare financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States, management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

  •
  The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

  •
  Provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

  •
  Provisions for income taxes, research and experimentation credits ("R&E credits") and related valuation allowances;

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

        If we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.

        We account for most of our contracts on the percentage-of-completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

        Under our fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, price increases for materials, and economic and other changes that may occur during the contract period. Consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of the costs we incur.

        Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors and material suppliers. If we are unable to accurately estimate and manage our costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits. Certain of our contracts require us to satisfy specific design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If a customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

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

        Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

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

  •
  We compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

  •
  We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

  •
  We may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

  •
  Acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

        In addition, our acquisition strategy may divert management's attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

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

        In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

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

        Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of October 3, 2010, our goodwill was $394.4 million and other intangible assets were $46.0 million. We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

        Our backlog as of October 3, 2010 was $1.9 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

        During fiscal 2010, we generated 9.5% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

  •
  Lack of developed legal systems to enforce contractual rights;

  •
  Greater risk of uncollectible accounts and longer collection cycles;

  •
  Currency fluctuations;

  •
  The potential for greater physical security risks, which may cause us to leave a country quickly;

  •
  Logistical and communication challenges;

  •
  Potentially adverse changes in laws and regulatory practices;

  •
  Changes in labor conditions;

  •
  General economic, political and financial conditions in foreign markets; and

  •
  Exposure to civil or criminal liability under the Foreign Corrupt Practices Act ("FCPA") and other international regulations. For example, practices in the local business community outside the United States might not conform to international business standards and could violate anticorruption regulations, including the FCPA, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts.

        International risks and violations of international regulations may significantly reduce our profits and revenue and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting. Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. As a result, our international risk exposure may be more or less than the percentage of revenue attributed to our international operations.

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

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability and growth prospects could be adversely affected.

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

Changes in resource management or infrastructure industry laws, regulations and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenue.

        Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to resource management, infrastructure and the environment. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

        Our results could be adversely affected by an inability to access our $300 million revolving credit facility. Unfavorable financial or economic conditions could impact certain issuers' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

        Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and some have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. These competitive forces could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness, our market share, revenue and profits will decline.

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

Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.

        We engage in consulting, engineering, program management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor's pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverages on a "claims-made" basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenue.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

        We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Our inability to obtain adequate bonding could have a material adverse effect on our future revenue and business prospects.

        Certain clients require bid bonds and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain U.S. federal or state government contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenue and business prospects.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

        Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. For example, the FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.

        Certain of our contracts may require our employees travel to and work in high-risk countries that are undergoing political, social and economic upheavals resulting in war, civil unrest, criminal activity, acts of terrorism or public health crises. For example, we currently have employees working in Afghanistan and Pakistan. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.

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

        We must comply with a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, the NEPA, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Force majeure events, including natural disasters and terrorist actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows.

        Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects and forcing the relocation of employees. Further, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.

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

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

        We rely on third-party software to run our critical accounting, project management and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters is located in Pasadena, California. This leased facility contains approximately 68,000 square feet of office space. Substantially all of our properties, including those of our recent acquisitions, are leased in approximately 320 office locations in the United States and abroad. We own facilities located in Gloversville, New York; Casper, Wyoming; Virginia Beach, Virginia; and Shreveport, Louisiana that are used for operations. In total, our facilities contain approximately 2.2 million square feet of domestic office space and approximately 800,000 square feet of office space outside the United States. Our significant lease agreements expire at various dates through 2021. We also lease a number of warehouse and laboratory spaces, and rent additional office space on a month-to-month basis.

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

        In May 2003, Innovative Technologies Corporation ("ITC") filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. ("AMT") and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT. In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys' fees. In July 2008, the Common Pleas Court of Montgomery County denied AMT's motion for judgment notwithstanding the verdict and conditionally denied AMT's motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC's motion for prejudgment interest and attorneys' fees. In December 2009, the trial court assessed ITC $2.9 million in attorneys' fees and costs, and denied ITC's motion for prejudgment interest. AMT appealed the trial court's decision assessing compensatory and punitive damages, and attorneys' fees and costs. ITC cross-appealed the trial court's decision to remit the jury verdict and the trial court's denial of prejudgment interest. Final briefs have been filed with the court of appeals and oral arguments have been scheduled in December 2010. AMT has posted a bond, as required by the trial court, for $13.4 million. We believe that a reasonably possible range of exposure, including attorneys' fees, is from $0 to approximately $14.5 million. As of October 3, 2010, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,980 stockholders of record as of November 8, 2010. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low

Fiscal Year 2010
First quarter	$27.70	$24.28
Second quarter	28.18	19.51
Third quarter	25.14	20.04
Fourth quarter	21.61	18.00

Fiscal Year 2009
First quarter	$24.80	$14.20
Second quarter	26.13	19.83
Third quarter	29.99	20.00
Fourth quarter	32.00	24.62

        We have not paid any cash dividends since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future. Our credit agreement restricts the extent to which cash dividends may be declared or paid.

Stock-Based Compensation Plans

        Information regarding our stock-based compensation awards outstanding and available for future grants as of October 3, 2010, is presented in the "Notes to Consolidated Financial Statements" in Item 8.

Stock Purchases

        None.

Performance Graph

        The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and our self-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on October 3, 2005, and that all dividends have been reinvested. No cash dividends have been declared on shares of our common stock. Our self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; ICF International, Inc.; The Shaw Group, Inc.; and Stantec, Inc. We believe that the companies included in the Peer Group Index are among our primary competitors.

        The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON OCTOBER 3, 2005
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCTOBER 3, 2010

	2005	2006	2007	2008	2009	2010

Tetra Tech, Inc.	100.00	103.57	125.56	151.55	152.97	125.98
NASDAQ Market Index	100.00	105.93	127.56	103.86	100.51	114.99
Peer Group Index	100.00	101.89	228.97	144.10	158.14	161.60

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

Item 6.    Selected Financial Data

        The following selected financial data was derived from our consolidated financial statements, and should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Consolidated Financial Statements and Supplementary Data" of this report.

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008	September 30, 2007	October 1, 2006
	(in thousands, except per share data)

Statements of Operations Data

Revenue	$2,201,232	$2,287,484	$2,145,254	$1,553,888	$1,414,704
Operating income	124,474	121,889	106,400	86,297	69,495
Net income	76,819	87,028	60,906	46,353	36,604
Diluted earnings per share	1.24	1.43	1.02	0.79	0.63
Balance Sheet Data

Working capital	$371,686	$223,654	$232,154	$194,375	$150,313
Total assets	1,381,689	1,097,905	1,056,545	847,487	701,679
Long-term debt, excluding current portion	122,510	6,530	53,292	81,080	57,608
Stockholders' equity	748,133	646,478	511,514	415,703	354,803

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

        We are a leading provider of consulting, engineering, program management, construction management and technical services focusing on resource management, infrastructure and the environment. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

        We derive income from fees for professional, technical, project management and construction services. As primarily a service-based company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. We provide our services to a diverse base of U.S. federal and state and local government agencies, as well as commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
	2010	2009	2008
Client Sector

Federal government	51.9%	50.9%	50.3%
State and local government	14.8	12.1	14.6
Commercial	23.8	32.4	34.3
International(1)	9.5	4.6	0.8

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

        We manage our business under the following four reportable segments:

        Engineering and Consulting Services.    ECS provides front-end science and consulting services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, and information technology and modeling.

        Technical Support Services.    TSS advises clients through the study, design and implementation of projects. TSS provides management consulting and strategic direction in the areas of environmental remedial planning, disaster management, climate change, international development, and technical government staffing services.

        Engineering and Architecture Services.    EAS provides engineering and architecture design services, including LEED services, together with technical and program administration services for projects related to water infrastructure, buildings and facilities, and transportation and land development.

        Remediation and Construction Management.    RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance. RCM is focused on U.S. federal construction management; environmental remediation including UXO; wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

        The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
	2010	2009	2008
Reportable Segment

ECS	33.2%	26.3%	23.3%
TSS	24.0	22.8	20.5
EAS	13.3	13.1	14.9
RCM	34.5	41.6	45.0
Intersegment elimination	(5.0)	(3.8)	(3.7)

	100.0%	100.0%	100.0%

        For more information, see Note 16 "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

        We provide services under three principal types of contracts: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
	2010	2009	2008
Contract Type

Fixed-price	42.0%	40.8%	38.0%
Time-and-materials	34.0	37.2	37.9
Cost-plus	24.0	22.0	24.1

	100.0%	100.0%	100.0%

ACQUISITIONS AND DIVESTITURES

        Acquisitions.    We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results. Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt or securities, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest.

        On October 1, 2007, we acquired ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance challenges.

ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition increased our professional workforce in new geographic areas and technical specialties around the world. ARD is part of our TSS segment. On January 28, 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment. This acquisition significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India. On August 6, 2010, we acquired EBA, a Canadian firm that provides natural science, engineering and arctic engineering services to the mining, energy and infrastructure sectors. This acquisition strengthened our geographic presence, and added new customers and complementary technical services, in the ECS segment. On October 4, 2010, we acquired BPR, Inc. ("BPR"), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide our clients with services throughout Canada. BPR is part of our ECS segment. In fiscal 2008, 2009 and 2010, we made other acquisitions that enhanced our service offerings to broad-based clients and expanded our geographic presence across our segments.

        For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from acquired companies during the first 12 months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue.

        Divestitures.    To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In fiscal 2008, 2009 and 2010, we did not have any divestitures.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

        Management review of fiscal 2010 and outlook for the future.    In fiscal 2010, our operating results improved compared to fiscal 2009 despite continuing difficult economic conditions. We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence. Although revenue declined, our revenue, net of subcontractor costs, increased 5.3% compared to fiscal 2009 due to contributions from recent acquisitions, strength in international mining projects, and certain state and local government projects. This growth was partially offset by continuing weakness in the federal construction management and commercial markets.

        We foresee a continued period of weakness in the economy, with a slow and gradual economic recovery. Despite this weakness, we expect that our revenue will grow moderately in fiscal 2011 compared to fiscal 2010 due to contributions from recent acquisitions and anticipated growth in our business. The U.S. federal government's stimulus plan contained in the ARRA may provide us with some additional business opportunities. However, since the passage of the ARRA, we have received significantly fewer and smaller-sized ARRA awards than anticipated. Because the timing and magnitude of any potential benefit to our business from the ARRA are uncertain, we cannot predict how meaningful such contributions may be in fiscal 2011. We also recognize that the economic conditions that have severely impacted both the domestic and international economies could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients.

        Federal Government.    Our U.S. federal government business declined 1.9% in fiscal 2010 compared to fiscal 2009. The decline resulted primarily from the prior-year completion of Iraq-related projects for the DoD, reduced activities on certain USAID projects in Colombia and a large remediation project. The decline was partially offset by increased activity on EPA, DOE and FAA projects. Also, we experienced increased activity on USAID international development and DoD infrastructure design projects in Afghanistan. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. However, we continue to experience delays on new awards for certain large construction management-related projects in Afghanistan and the U.S. Gulf Coast region. Despite these delays on our back-end construction management projects, we are experiencing significant strength in our front-end water and environmental projects for U.S. federal government clients, such as the USACE and EPA. As a result, revenue from our U.S. federal government business is expected to be flat in fiscal 2011 compared to fiscal 2010.

        State and Local Government.    Our state and local government business grew 17.4% in fiscal 2010 compared to fiscal 2009. The growth was driven by a large transportation infrastructure project as well as from certain solid waste and water projects associated with prior-year acquisitions. Apart from these projects, we continue to experience difficult economic conditions across our state and local government markets. Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost-cutting decisions. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees, as well as demographic shifts and increasing demand for water and wastewater services. As a result, some programs will generally progress despite budget pressures. We expect ongoing economic challenges across many states and remain uncertain regarding the timing and magnitude of ARRA funds that may eventually benefit our state and local government business. We expect that our state and local government revenue will be flat in fiscal 2011 compared to fiscal 2010.

        Commercial.    Our commercial business declined 29.3% in fiscal 2010 compared to fiscal 2009. This decline was primarily attributable to the prior-year completion of several large wind energy projects, as well as reduced activity in fiscal 2010 on certain environmental remediation and water projects. We experienced project delays, cancellations and reduced workload in our real estate development and industrial sectors resulting from the weak economic conditions. We expect these economic conditions to continue and, therefore, our commercial business to be flat in fiscal 2011 compared to fiscal 2010.

        International.    Our international business grew 100.5% in fiscal 2010 compared to fiscal 2009. This growth was primarily driven by contributions from our recent acquisitions and strength in international mining projects. To a lesser extent, this growth resulted from an increase in our engineering and design services overseas. We expect that our international business will grow significantly in fiscal 2011 compared to fiscal 2010 as a result of our recent acquisitions. However, global economic weakness could result in lower revenue than anticipated if planned mining or energy projects are delayed or cancelled due to a decline in commodity and energy prices.

RESULTS OF OPERATIONS

        In fiscal 2010, we began reporting "Revenue", "Subcontractor costs" and "Operating income", and discontinued reporting "Gross profit" and the percentage relationship of certain items to revenue, net of subcontractor costs. In October 2010, our former "Environmental Consulting Services" segment was renamed the "Engineering and Consulting Services" segment. Certain corporate costs are not allocated to our reportable segments.

Fiscal 2010 Compared to Fiscal 2009

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$2,201,232	$2,287,484	$(86,252)	(3.8)%
Subcontractor costs	(741,002)	(901,347)	160,345	17.8

Revenue, net of subcontractor costs(1)	1,460,230	1,386,137	74,093	5.3
Other costs of revenue	(1,172,542)	(1,108,512)	(64,030)	(5.8)
Selling, general and administrative expenses	(163,214)	(155,736)	(7,478)	(4.8)

Operating income	124,474	121,889	2,585	2.1
Interest expense—net	(1,387)	(2,684)	1,297	48.3

Income before income tax expense	123,087	119,205	3,882	3.3
Income tax expense	(46,268)	(32,177)	(14,091)	(43.8)

Net income	$76,819	$87,028	$(10,209)	(11.7)%

(1)
We believe that the presentation of "Revenue, net of subcontractor costs", a non-GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

        Revenue declined due to the prior-year completion of several large wind energy and Iraq-related contracts, and reduced activity on certain USAID, environmental remediation and water projects. Additionally, the decline was attributable to U.S. federal government delays in releasing new awards, and reduced workload from commercial clients due to continuing weakness in the economy. The overall decline was partially offset by increased funding on EPA, DOE, FAA and other federal programs. Also, we experienced growth in our international business and increased activity on a large transportation infrastructure project. Further, the decline was partially mitigated by approximately $130 million in revenue contribution from acquisitions in fiscal 2010 and approximately $45 million in additional revenue in the fourth quarter as a result of the 53-week year in fiscal 2010 compared to the 52-week year in fiscal 2009.

        The growth in revenue, net of subcontractor costs, was driven by approximately $84 million in contributions from acquisitions and approximately $30 million related to the additional week in fiscal 2010. Excluding the effect of acquisitions, revenue, net of subcontractor costs, slightly declined compared to fiscal 2009. The dollar and percentage changes were more favorable than those for revenue due primarily to a significant decrease in subcontracting activity. This resulted from the prior-year completion of several wind energy and Iraq-related projects, which were substantially subcontracted. However, our subcontracting activities remained relatively high due to USAID, BRAC and certain water programs. Additionally, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting that are partially driven by government-mandated small business set-aside requirements.

        Operating income grew as a result of the increase in revenue, net of subcontractor costs. The increase in operating income was partially offset by additional selling, general and administrative ("SG&A") costs related to recent acquisitions, including $2.9 million of increased amortization expense related to intangible assets and $1.7 million of third-party acquisition costs.

        Net interest expense decreased due to lower average borrowings. We had minimal interest expense on our credit facility as we had no borrowings outstanding for most of fiscal 2010.

        Income tax expense increased due primarily to a higher effective tax rate. Our effective tax rate for fiscal 2010 was 37.6% compared to 27.0% for fiscal 2009. The prior-year tax rate benefited from a $3.3 million adjustment primarily from a settlement with the Internal Revenue Service ("IRS") for fiscal years 1997 through 2001, and the recognition of $9.7 million for previously unclaimed R&E credits for periods prior to fiscal 2009.

        Despite an increase in pre-tax income, net income decreased as a result of a higher effective tax rate for fiscal 2010 compared to fiscal 2009, for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$730,425	$601,317	$129,108	21.5%
Subcontractor costs	(188,559)	(157,916)	(30,643)	(19.4)

Revenue, net of subcontractor costs(1)	$541,866	$443,401	$98,465	22.2%

Operating income	$60,810	$47,095	$13,715	29.1%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Our recent acquisitions contributed approximately $96 million and $74 million to the growth in revenue and revenue, net of subcontractor costs, respectively. Excluding the effect of acquisitions, both revenue and revenue, net of subcontractor costs, grew 5.5%, driven primarily by demand for international mining services, and increased workload on federal, state and local government programs. The growth was partially offset by reduced revenue from a large environmental remediation project for a commercial client resulting from funding and contract delays.

        Operating income increased due primarily to revenue growth. Additionally, the increase resulted from reductions in overhead costs, labor and other employee-related expenses in certain low-activity business areas. Further, contract costs related to inclement weather, regulatory delays and subcontractor issues were lower in fiscal 2010.

Technical Support Services

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$527,697	$522,748	$4,949	0.9%
Subcontractor costs	(198,238)	(207,863)	9,625	4.6

Revenue, net of subcontractor costs(1)	$329,459	$314,885	$14,574	4.6%

Operating income	$39,186	$37,584	$1,602	4.3%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue growth was driven by a fiscal 2010 acquisition, which contributed $8.3 million in revenue. Excluding the effect of the acquisition, TSS experienced a slight revenue decline from reduced activity on certain USAID and DoD projects. The overall decrease was partially mitigated by revenue growth from the EPA and other U.S. federal government agencies. Excluding the effect of acquisitions, revenue, net of subcontractor costs, grew 3.4% despite the aforementioned revenue decline. The growth resulted primarily from an increase in self-performed work, particularly on USAID and DoD projects.

        The increase in operating income substantially corresponded to the growth in revenue, net of subcontractor costs. The increase also resulted from improved project performance on certain fixed-price contracts.

Engineering and Architecture Services

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$294,112	$299,691	$(5,579)	(1.9)%
Subcontractor costs	(71,703)	(64,850)	(6,853)	(10.6)

Revenue, net of subcontractor costs(1)	$222,409	$234,841	$(12,432)	(5.3)%

Operating income	$12,194	$13,599	$(1,405)	(10.3)%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Both revenue and revenue, net of subcontractor costs, declined in the commercial sector, particularly in the real estate development and industrial markets. Our state and local government sector declined due to budget and spending constraints. The decline was partially mitigated by aggregate revenue growth of approximately $25 million in international and U.S. federal government sectors. The percentage decrease in revenue, net of subcontractor costs, was higher than that for revenue due to the increased level of subcontracting activity on the international and U.S. federal government work.

        Operating income decreased due largely to the aforementioned revenue decline. Further, in the second quarter of fiscal 2010, we recognized $3.1 million in losses on accounts receivable on certain commercial development and infrastructure projects. The decrease in operating income was partially mitigated by improved performance on international projects and reductions in overhead costs, labor and other employee-related expenses that corresponded to the aforementioned revenue decline.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$759,088	$951,604	$(192,516)	(20.2)%
Subcontractor costs	(392,592)	(558,594)	166,002	29.7

Revenue, net of subcontractor costs(1)	$366,496	$393,010	$(26,514)	(6.7)%

Operating income	$33,651	$38,156	$(4,505)	(11.8)%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue declined as a result of the prior-year completion of several large contracts, primarily wind energy and Iraq-related projects, and reduced activity on a large water project for a commercial client. Revenue from remediation and construction work also decreased due to U.S. federal government delays in releasing new awards. Since wind energy and Iraq-related projects were substantially subcontracted, revenue, net of subcontractor costs, was not impacted by the completion of these projects to the same extent as revenue. The overall decline was partially offset by increased activity on DOE and other U.S. federal government programs, as well as a large transportation infrastructure project with a state government client. To a lesser extent, the decline was partially mitigated by the effect of a prior-year acquisition in the amounts of approximately $26 million and $6 million for revenue and revenue, net of subcontractor costs, respectively.

        Operating income decreased due largely to the aforementioned revenue decline. Further, the prior-year operating income benefited from favorable claim settlements and higher profit margins on certain commercial wind energy, water and telecommunication projects. The decrease in operating income was partially offset by current-year reductions in the provisions for accounts receivable, as well as lower overhead costs, labor and other employee-related expenses that corresponded to the revenue decline in remediation and construction work.

Fiscal 2009 Compared to Fiscal 2008

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 27, 2009	September 28, 2008
			$	%
	($ in thousands)

Revenue	$2,287,484	$2,145,254	$142,230	6.6%
Subcontractor costs	(901,347)	(899,709)	(1,638)	(0.2)

Revenue, net of subcontractor costs(1)	1,386,137	1,245,545	140,592	11.3
Other costs of revenue	(1,108,512)	(991,358)	(117,154)	(11.8)
Selling, general and administrative expenses	(155,736)	(147,787)	(7,949)	(5.4)

Operating income	121,889	106,400	15,489	14.6
Interest expense—net	(2,684)	(2,987)	303	10.1

Income before income tax expense	119,205	103,413	15,792	15.3
Income tax expense	(32,177)	(42,507)	10,330	24.3

Net income	$87,028	$60,906	$26,122	42.9%

(1)
We believe that the presentation of "Revenue, net of subcontractor costs", a non-GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

        Revenue and revenue, net of subcontractor costs, increased by approximately $153 million and $127 million, respectively, due to our acquisitions, particularly Wardrop, which enhanced our international business. In addition, our U.S. federal government business grew as a result of increased activity on BRAC, USAID, DOE, FAA, NASA, EPA and other domestic projects. We also experienced increased demand for our wind energy, water, and engineering and development services in our commercial business. However, the overall growth was partially offset by the wind-down of Iraq-related projects. To a lesser extent, we experienced revenue declines in our state and local government business, and in certain areas of our commercial business because of budget and spending constraints.

        Revenue, net of subcontractor costs, increased at a higher growth rate than our revenue due to contract mix, because subcontractor services can change significantly from project to project and from period to period. More specifically, we experienced a decline in subcontracting activity, as a percentage of revenue, due to the prior-year completion of Iraq-related contracts and certain large wind energy projects, which were largely subcontracted. Overall, our subcontracting activities remained high due to wind energy, BRAC and certain water programs. Further, our program management activities on U.S. federal government contracts typically result in higher levels of subcontracting that are partially driven by government-mandated small business set-aside requirements.

        The increase in operating income substantially corresponded to the growth in revenue, net of subcontractor costs. Additionally, the increase resulted from improved contract performance on a few large fixed-price contracts related to wind energy, water, and engineering and development projects as well as lower litigation costs. The overall increase was partially offset by increased costs on certain new programs, regulatory and project delays, subcontractor issues and the provision for losses on certain accounts receivable from commercial clients. To a lesser extent, the increase was partially offset by additional amortization expense related to intangible assets associated with our recent acquisitions and expanded business development activities.

        Net interest expense decreased due to lower interest expense driven by lower interest rates and lower average borrowings. Similarly, we recognized lower interest income from short-term cash investments due to lower interest rates.

        Income tax expense decreased due to a tax settlement with the IRS and the recognition of previously unclaimed R&E credits based on completed studies and analyses. Our effective tax rates were 27.0% and 41.1% for fiscal 2009 and 2008, respectively.

        Net income grew 42.9% compared to fiscal 2008 due to higher pre-tax income as a result of business growth and a lower effective tax rate, for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 27, 2009	September 28, 2008
			$	%
	($ in thousands)

Revenue	$601,317	$500,006	$101,311	20.3%
Subcontractor costs	(157,916)	(151,632)	(6,284)	(4.1)

Revenue, net of subcontractor costs(1)	$443,401	$348,374	$95,027	27.3%

Operating income	$47,095	$39,641	$7,454	18.8%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, increased by approximately $109 million and $102 million, respectively, as a result of our acquisitions, particularly Wardrop, which enhanced our international business. This segment also experienced organic growth in its U.S. federal, and state and local government businesses. Further, increased workload on a large environmental remediation project for a commercial client contributed to the growth. However, this segment's commercial business declined on an overall basis due to reduced demand for geotechnical and mining services resulting from the economic downturn. Revenue, net of subcontractor costs, increased at a higher rate than revenue because of reduced level of subcontracting activity.

        The increase in operating income largely corresponded to the growth in revenue, net of subcontractor costs. Additionally, the increase resulted from improved project performance on a large environmental engineering and development project. The overall growth in operating income was partially offset by increased costs during the first half of fiscal 2009 on certain fixed-price projects caused by inclement weather, regulatory delays and subcontractor issues.

Technical Support Services

	Fiscal Year Ended
			Change
	September 27, 2009	September 28, 2008
			$	%
	($ in thousands)

Revenue	$522,748	$440,155	$82,593	18.8%
Subcontractor costs	(207,863)	(160,828)	(47,035)	(29.2)

Revenue, net of subcontractor costs(1)	$314,885	$279,327	$35,558	12.7%

Operating income	$37,584	$30,567	$7,017	23.0%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, grew driven by increased demand for our services from the DoD, USAID and other U.S. federal government clients. Our acquisitions contributed approximately $27 million and $23 million in revenue and revenue, net of subcontractor costs, respectively. The overall growth was partially offset by a revenue decline in our state and local government business. Revenue, net of subcontractor costs, increased at a lower rate than revenue due to increased level of subcontracting activity on USAID and DoD projects in this segment.

        The increase in operating income substantially corresponded to the growth in revenue, net of subcontractor costs. On a percentage basis, operating margin increased as a result of improved project performance on certain fixed-price contracts and our focus on overhead cost control on discretionary expenses.

Engineering and Architecture Services

	Fiscal Year Ended
			Change
	September 27, 2009	September 28, 2008
			$	%
	($ in thousands)

Revenue	$299,691	$319,435	$(19,744)	(6.2)%
Subcontractor costs	(64,850)	(60,042)	(4,808)	(8.0)

Revenue, net of subcontractor costs(1)	$234,841	$259,393	$(24,552)	(9.5)%

Operating income	$13,599	$18,809	$(5,210)	(27.7)%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, decreased due to weakness in the commercial business resulting from the slowdown in the real estate development and industrial markets. Our state and local government business also experienced a revenue decline caused by budget and spending constraints. The overall revenue decline was partially mitigated by demand for our engineering design services overseas from our international clients, increased project activity with the DoD and a full year of revenue in fiscal 2009 from acquisitions in late fiscal 2008. Revenue, net of subcontractor costs, declined at a higher rate than revenue due to high level subcontracting activity on the international and DoD projects.

        Operating income decreased due largely to the decline in revenue, net of subcontractor costs. Additionally, we incurred $7.4 million in costs related to provisions for accounts receivable on certain real estate development and other commercial projects resulting from the continuing economic downturn. The decrease in operating income was partially mitigated by the reduction in overhead, labor and other employee-related expenses that corresponded to the revenue decline in this segment. The decrease was also partially offset by our aggressive focus on overhead cost reduction due to the continued revenue decline.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 27, 2009	September 28, 2008
			$	%
	($ in thousands)

Revenue	$951,604	$966,369	$(14,765)	(1.5)%
Subcontractor costs	(558,594)	(607,918)	49,324	8.1

Revenue, net of subcontractor costs(1)	$393,010	$358,451	$34,559	9.6%

Operating income	$38,156	$32,638	$5,518	16.9%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue declined due to the wind-down of Iraq-related projects, the completion of certain large contracts and the conclusion of a fiber-to-the-premise contract in the second quarter of fiscal 2008. Additionally, our state and local government business experienced a revenue decrease as a result of budget constraints. The overall decline was partially mitigated by demand for wind energy and water services from our commercial clients. Further, the revenue decline was partially offset by increased activity on BRAC, DOE and other U.S. federal government programs.

        The growth in revenue, net of subcontractor costs, was driven by demand for wind energy and water services from our commercial clients. Our U.S. federal government business also grew due to increased activity on BRAC, DOE and other U.S. federal government programs, largely offset by the wind-down of Iraq-related projects. Further, this segment's growth was partially offset by its revenue decline in the state and local government business as a result of budget constraints and the completion of certain large contracts, as well as the conclusion of a fiber-to-the-premise contract in the second quarter of fiscal 2008. The overall growth was also partially offset by reduced commercial activities in our telecommunications business.

        Operating income increased due largely to the growth in revenue, net of subcontractor costs. Further, the operating income benefited from favorable claim settlements and higher margins on certain commercial wind energy and water projects. The overall increase was partially offset by project start-up costs related to certain new programs, and $12.4 million in additional contract costs caused by inclement weather, subcontractor issues and scheduling delays and provisions for certain accounts receivable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Capital Requirements.    Our capital requirements are to fund working capital needs, capital expenditures and debt services requirements, as well as to fund acquisitions. We believe that our cash balance, operating cash flow and available borrowing under the credit agreement described below will be sufficient to meet our capital requirements for at least the next 12 months.

        Operating Activities.    For fiscal 2010, net cash provided by operating activities was $106.8 million, a decrease of $91.4 million, or 46.1%, compared to fiscal 2009. The decrease resulted primarily from a $40 million IRS tax settlement refund and substantial cash collections on certain large commercial fixed-price contracts in fiscal 2009. To a lesser extent, the net cash provided by operating activities declined due to a reduction in advance payments received on contract work. The overall decrease was partially mitigated by more favorable changes in accounts payable, accrued compensation, prepaid expenses and deferred income taxes compared to fiscal 2009, as a result of the timing of payments to vendors, subcontractors, employees and the taxing authorities.

        Investing Activities.    For fiscal 2010, net cash used in investing activities was $97.4 million, a decrease of $35.9 million compared to fiscal 2009. Cash payments for business acquisitions were $78.9 million in fiscal 2010, a decrease of $35.8 million compared to fiscal 2009. Our capital expenditures were $21.6 million, an increase of $1.8 million compared to fiscal 2009. New equipment was purchased to replace obsolete equipment and satisfy requirements for project execution.

        Financing Activities.    For fiscal 2010, net cash provided by financing activities was $121.4 million, an increase of $149.5 million compared to net cash used in financing activities for fiscal 2009. The increase resulted from $120 million in borrowings under our credit agreement at the end of fiscal 2010 to fund the acquisition of BPR and working capital needs in the first quarter of fiscal 2011. Also, in the prior year we had a net debt payment of $50.4 million. The increase was partially offset by a decline in proceeds from the issuance of common stock upon the exercise of stock options.

        Debt Financing.    Under our credit agreement, our revolving credit facility ("Facility") is $300.0 million, and the term of the agreement extends through March 30, 2012. As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility. As of October 3, 2010, we had $120 million in borrowings outstanding, $27.8 million in standby letters of credit and $152.2 million in availability under the Facility. In October 2010, we entered into an amendment of the credit agreement to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions. The amendment resulted in an interest rate increase of 0.25% per annum.

        The credit agreement requires us to comply with various financial and operating covenants. Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") is 2.5x for each quarter, and (ii) the minimum fixed charge coverage ratio (as defined in the credit agreement) is 1.25x for each quarter. As of October 3, 2010, our consolidated leverage ratio was 1.2x, and our fixed charge coverage ratio was 2.71x. Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.

        Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

        Contractual Obligations.    The following sets forth our contractual obligations as of October 3, 2010:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)

Debt:
Credit facility	$120,000	$—	$120,000	$—	$—
Other debt	5,007	3,926	1,081	—	—
Interest(1)	2,683	1,805	878	—	—
Capital leases(2)	2,505	1,076	1,275	154	—
Operating leases(3)	206,180	56,958	85,200	44,339	19,683
Contingent earn-outs(4)	20,504	10,513	9,991	—	—
Other obligations(5)	1,755	—	1,755	—	—
Deferred compensation liability	8,627	—	—	—	8,627
Unrecognized tax benefits(6)	11,773	—	—	—	11,773

Total	$379,034	$74,278	$220,180	$44,493	$40,083

(1)
Interest primarily related to credit facility is based on a weighted average interest rate as of October 3, 2010, and borrowings that are presently outstanding.
(2)
Excludes interest of $0.2 million.
(3)
Predominantly represents real estate leases.
(4)
Represents recorded liabilities for contingent earn-out payments for acquisitions consummated in fiscal 2010. As of October 3, 2010, the maximum potential earn-out payments for acquisitions consummated prior to fiscal 2010 was approximately $40 million. Any payments required for these earn-out commitments in the future would be recorded as additions to goodwill.
(5)
Primarily represents employee-related payments in connection with a prior-year acquisition.
(6)
Represents liabilities for unrecognized tax benefits related to uncertain tax positions, excluding amounts related primarily to outstanding refund claims. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For more information, see Note 6 "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

CRITICAL ACCOUNTING POLICIES

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 8 of this report. In order to understand better the changes that may occur to key elements of our financial condition, results of operations and cash flows, readers should be aware of the critical accounting policies we apply and estimates we use in preparing our consolidated financial statements. Although such estimates and assumptions are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results could differ materially from those estimates.

        Our significant accounting policies are described in the "Notes to Consolidated Financial Statements" included in Item 8. Highlighted below are the accounting policies that management considers most critical to investors' understanding of our financial results and condition, and that require complex judgments by management.

Revenue Recognition and Contract Costs

        We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. This method of revenue recognition requires us to prepare estimates of cost to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule; the cost of materials and labor productivity; and the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, could materially impact our results of operations or financial position. Certain of our contracts are service-related contracts, such as providing operations and maintenance services or a variety of technical assistance services. Our service contracts are accounted for using the proportional performance method under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

        We recognize revenue for work performed under three major types of contracts: fixed-price, time-and-materials and cost-plus.

        Fixed-Price.    We enter into two major types of fixed-price contracts: firm fixed-price ("FFP") and fixed-price per unit ("FPPU"). Under FFP contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We generally recognize revenue on FFP contracts using the percentage-of-completion method. If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract's progress becomes available. Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. Accordingly, we recognize revenue under FPPU contracts as we complete the related service or production transactions, generally using the proportional performance method.

        Time-and-Materials.    Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method. However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and-materials contracts also generally include annual billing rate adjustment provisions.

        Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed based upon the amounts we expect to realize using the percentage-of-completion method. Revenue is not recognized for non-recoverable costs. In situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such non-billable costs and adjust our revenue accordingly. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

        If estimated total costs on any contract indicate a loss, we recognized the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects may be material depending on the size of the project or the adjustment.

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Costs related to change orders are recognized as incurred. Revenue attributable to change orders that are unapproved as to price or scope is recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable. Contract profits on these unapproved change orders are recognized only when realization is assured beyond a reasonable doubt. Change orders that are unapproved as to both price and scope are evaluated as claims.

        Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

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

        We record in our consolidated balance sheets amounts representing our estimated liability for self-insurance claims. We utilize actuarial analyses to assist in determining the level of reserves to establish for our employee medical and workers compensation self-insurance claims that are known and have been asserted against us, as well as for self-insurance claims that are believed to have been incurred based on actuarial analysis but have not yet been reported to our claims administrators as of the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations.

        Except as described in Note 15 of the "Notes to Consolidated Financial Statements" included in Item 8, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Stock-Based Compensation

        Our stock-based compensation plans include stock options, restricted stock and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future employee turnover rates, future stock option exercise behaviors and, for performance based awards, the achievement of company performance goals. Our stock-based compensation expense was $10.2 million, $9.4 million and $8.3 million for fiscal 2010, 2009 and 2008, respectively. Actual results could materially differ from these estimates and our results of operations could be materially impacted.

Goodwill and Business Combinations

        The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Effective September 28, 2009, our transaction costs associated with business combinations are expensed as they are incurred instead of being capitalized as part of the cost of the acquisition.

        Identifiable intangible assets include backlog, non-compete agreements, client relations, trade names, patents and other assets. The costs of these intangible assets are amortized over their contractual or economic lives, which range from two to seven years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

        We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our annual review as of June 28, 2010 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were substantially in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a significant adverse change in the business climate, unanticipated competition or a loss of key personnel. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether an impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

        The goodwill impairment review involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make certain assumptions about future market conditions, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. This could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand for our services due to changing economic conditions. In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.

        We utilize two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis as of June 28, 2010, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

        Certain of our acquisition agreements include contingent earn-out payments, which are generally based on the achievement of future operating income. For fiscal 2010 acquisitions, we estimated the fair value of contingent earn-out payments, and recorded the estimated fair value of contingent consideration as a liability in "Other current liabilities" and "Other long-term liabilities" on our consolidated balance sheet as of October 3, 2010. On a quarterly basis, we review and determine the fair value of the contingent consideration, and the updated fair value could differ materially from those initial estimates. Any adjustments are recorded in earnings. Ultimately, the liability will be adjusted to the amount paid, and the difference between our initial estimates and amounts paid will be recorded in earnings. As of October 3, 2010, our liability for contingent consideration was $20.5 million, representing our current estimate of the fair value of a maximum obligation of $26.5 million. The remaining contingent earn-outs from acquisitions in prior fiscal years will be recorded as additions to goodwill if paid.

Income Taxes

        We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states and jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets, other than substantially all of our deferred tax assets related to capital loss carry-forwards, will be realized.

        According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For more information related to our unrecognized tax benefits, see Note 6 "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of recent accounting standards and the effect they could have on our consolidated financial statements, see Note 2 "Basis of Presentation and Preparation" included in Part II, Item 8, "Financial Statements and Supplementary Data".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar.

        We are exposed to interest rate risk under our credit agreement. We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank's reference rate) plus a margin which ranges from 0.25% to 1.50% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.25% to 2.50% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 30, 2012, or earlier at our discretion upon payment in full of loans and other obligations. As of October 3, 2010, we had $120 million in borrowings outstanding under the Facility at a weighted average interest rate of 1.44% per annum.

        Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For fiscal 2010 and 2009, our foreign currency gains and losses were immaterial.

        We have foreign currency exchange rate exposure in our stockholders' equity primarily as a result of the currency translation related to our subsidiary in Canada where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar. The effect of foreign exchange rate translation on our consolidated balance sheet for fiscal 2010 was a net foreign translation gain of $6.9 million. The gain was recognized as an adjustment to stockholders' equity through other comprehensive income.

        In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to interest income on an intercompany note denominated in

Canadian dollars ("CAD"). In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million. We also entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013. For more information, see Note 14 "Fair Value of Derivative Instruments" of the "Notes to Consolidated Financial Statements".

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries as of October 3, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations as of September 28, 2009.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 15, 2010

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	October 3, 2010	September 27, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,933	$89,185
Accounts receivable—net	566,642	506,316
Prepaid expenses and other current assets	49,889	55,167
Income taxes receivable	7,249	5,222

Total current assets	844,713	655,890

PROPERTY AND EQUIPMENT:
Land and buildings	11,707	10,555
Equipment, furniture and fixtures	145,210	126,249
Leasehold improvements	18,104	13,740

Total	175,021	150,544
Accumulated depreciation and amortization	(95,638)	(79,616)

PROPERTY AND EQUIPMENT—NET	79,383	70,928

GOODWILL	394,422	319,685
INTANGIBLE ASSETS—NET	45,995	33,769
OTHER ASSETS	17,176	17,633

TOTAL ASSETS	$1,381,689	$1,097,905

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$166,450	$149,352
Accrued compensation	93,243	88,793
Billings in excess of costs on uncompleted contracts	85,221	105,162
Deferred income taxes	21,851	9,645
Current portion of long-term debt	5,002	4,320
Other current liabilities	101,260	74,964

Total current liabilities	473,027	432,236

DEFFERED INCOME TAXES	12,506	4,615
LONG-TERM DEBT	122,510	6,530
OTHER LONG-TERM LIABILITIES	25,513	8,046
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock—Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of October 3, 2010 and September 27, 2009	—	—
Common stock—Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 61,755 and 61,257 shares as of October 3, 2010 and September 27, 2009, respectively	618	613
Additional paid-in capital	368,865	350,571
Accumulated other comprehensive income	18,763	12,226
Retained earnings	359,887	283,068

TOTAL STOCKHOLDERS' EQUITY	748,133	646,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,381,689	$1,097,905

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008

Revenue	$2,201,232	$2,287,484	$2,145,254
Subcontractor costs	(741,002)	(901,347)	(899,709)
Other costs of revenue	(1,172,542)	(1,108,512)	(991,358)
Selling, general and administrative expenses	(163,214)	(155,736)	(147,787)

Operating income	124,474	121,889	106,400
Interest income	801	554	2,029
Interest expense	(2,188)	(3,238)	(5,016)

Income before income tax expense	123,087	119,205	103,413
Income tax expense	(46,268)	(32,177)	(42,507)

Net income	$76,819	$87,028	$60,906

Earnings per share:
Basic	$1.25	$1.45	$1.04

Diluted	$1.24	$1.43	$1.02

Weighted-average common shares outstanding:
Basic	61,430	60,135	58,813

Diluted	62,087	60,994	59,632

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Stockholders' Equity
Fiscal Years Ended September 28, 2008, September 27, 2009 and October 3, 2010
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings
	Shares	Amount				Total

BALANCE AS OF SEPTEMBER 30, 2007	58,387	$584	$280,022	$(37)	$135,134	$415,703
Comprehensive income:
Net income					60,906	60,906
Foreign currency translation adjustment				52		52

Comprehensive income						60,958

Stock-based compensation			8,296			8,296
Stock options exercised	1,342	14	20,485			20,499
Shares issued for Employee Stock Purchase Plan	146	1	2,625			2,626
Tax benefit for stock options			3,432			3,432

BALANCE AS OF SEPTEMBER 28, 2008	59,875	599	314,860	15	196,040	511,514
Comprehensive income:
Net income					87,028	87,028
Foreign currency translation adjustment				12,211		12,211

Comprehensive income						99,239

Stock-based compensation			9,392			9,392
Stock options exercised	1,219	12	19,824			19,836
Shares issued for Employee Stock Purchase Plan	163	2	3,338			3,340
Tax benefit for stock options			3,157			3,157

BALANCE AS OF SEPTEMBER 27, 2009	61,257	613	350,571	12,226	283,068	646,478
Comprehensive income:
Net income					76,819	76,819
Foreign currency translation adjustment				6,874		6,874
Foreign currency hedge				(337)		(337)

Comprehensive income						83,356

Stock-based compensation			10,178			10,178
Stock options exercised	291	3	2,510			2,513
Shares issued for Employee Stock Purchase Plan	207	2	4,740			4,742
Tax benefit for stock options			866			866

BALANCE AS OF OCTOBER 3, 2010	61,755	$618	$368,865	$18,763	$359,887	$748,133

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,819	$87,028	$60,906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,491	27,256	18,639
Stock-based compensation	10,178	9,392	8,296
Excess tax benefits from stock-based compensation	(754)	(2,025)	(1,663)
Deferred income taxes	11,641	(3,772)	10,662
Provision for losses on contracts and related receivables	7,179	24,207	6,571
Exchange gain	(205)	(20)	(234)
Gain on disposal of property and equipment	(1,480)	(296)	(1,220)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,161)	156,174	(156,139)
Prepaid expenses and other assets	6,275	(10,769)	(9,377)
Accounts payable	(10,002)	(104,268)	58,401
Accrued compensation	4,582	(12,935)	19,440
Billings in excess of costs on uncompleted contracts	(19,957)	(5,102)	42,110
Other liabilities	9,590	(3,180)	19,453
Income taxes receivable/payable	2,618	36,558	(7,465)

Net cash provided by operating activities	106,814	198,248	68,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,584)	(19,803)	(17,768)
Payments for business acquisitions, net of cash acquired	(78,905)	(114,743)	(77,771)
Proceeds from sale of discontinued operation	—	192	3,614
Proceeds from sale of property and equipment	3,128	1,055	2,089

Net cash used in investing activities	(97,361)	(133,299)	(89,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,673)	(168,711)	(41,713)
Proceeds from borrowings	120,000	118,290	15,000
Excess tax benefits from stock-based compensation	754	2,025	1,663
Net proceeds from issuance of common stock	3,353	20,336	20,667

Net cash provided by (used in) financing activities	121,434	(28,060)	(4,383)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	861	1,394	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,748	38,283	(25,839)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,185	50,902	76,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,933	$89,185	$50,902

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$1,287	$2,475	$3,977
Income taxes, net of refunds received	$32,407	$(152)	$34,228

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        Tetra Tech, Inc. and its wholly owned subsidiaries ("we," "us," "our" or the "Company") is a leading provider of consulting, engineering, program management, construction management and technical services focusing on resource management, infrastructure and the environment. We typically begin at the earliest stage of a project by applying science to problems and developing solutions tailored to our clients' needs and resources. Our solutions may span the entire life cycle of the project and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

2. Basis of Presentation and Preparation

        Principles of Consolidation and Presentation.    The accompanying consolidated financial statements include the accounts of Tetra Tech, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In fiscal 2010, we discontinued reporting "Revenue, net of subcontractor costs" and "Gross profit" on our consolidated statements of income. Additionally, "Other contract costs" have been relabeled as "Other costs of revenue" and "Long-term obligations" have been relabeled as "Long-term debt". In October 2010, our former "Environmental Consulting Services" segment was renamed the "Engineering and Consulting Services" segment.

        Fiscal Year.    We report results of operations based on 52 or 53-week periods ending near September 30 of each year. Fiscal years 2010, 2009 and 2008 contained 53, 52 and 52 weeks, respectively.

        Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the amounts reported in our consolidated financial statements and accompanying notes. Although such estimates and assumptions are based on management's best knowledge of current events and actions we may take in the future, actual results could differ materially from those estimates.

        Revenue Recognition and Contract Costs.    We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Certain of our contracts are service-related contracts, such as providing operations and maintenance services or a variety of technical assistance services. Our service contracts are accounted for using the proportional performance method under which revenue is recognized in proportion to the number of service activities performed, in proportion to the direct costs of performing the service activities, or evenly across the period of performance depending upon the nature of the services provided.

        We recognize revenue for work performed under three major types of contracts: fixed-price, time-and-materials and cost-plus.

        Fixed-Price.    We enter into two major types of fixed-price contracts: FFP and FPPU. Under FFP contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We generally recognize revenue on FFP contracts using the percentage-of-completion method. If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract's progress

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

becomes available. Under our FPPU contracts, clients pay us a set fee for each service or production transaction that we complete. Accordingly, we recognize revenue under FPPU contracts as we complete the related service or production transactions, generally using the proportional performance method.

        Time-and-Materials.    Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs for materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method. However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and-materials contracts also generally include annual billing rate adjustment provisions.

        Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed based upon the amounts we expect to realize using the percentage-of-completion method. Revenue is not recognized for non-recoverable costs. In situations where an audit indicates that we may have billed a client for costs not allowable under the terms of the contract, we estimate the amount of such non-billable costs and adjust our revenue accordingly. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

        If estimated total costs on any contract indicate a loss, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects may be material depending on the size of the project or the adjustment.

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Costs related to change orders are recognized as incurred. Revenue attributable to change orders that are unapproved as to price or scope is recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable. Contract profits on these unapproved change orders are recognized only when realization is assured beyond a reasonable doubt. Change orders that are unapproved as to both price and scope are evaluated as claims.

        Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

unapproved as to both scope and price or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

        Cash and Cash Equivalents.    Cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase.

        Accounts Receivable—Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all unbilled receivables as of October 3, 2010 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's judgment regarding our operating performance related to the adequacy of the services performed or products delivered, the status of change orders and claims, our experience settling change orders and claims, and the financial condition of our clients.

        We record provisions for estimated losses on uncompleted contracts in the period in which they become known. The cumulative effects of revisions to contract revenues and estimated completion costs are recorded in the accounting period in which the amounts become evident and can be reasonably estimated. These revisions can include such items as the effects of change orders and claims, warranty claims, liquidated damages or other contractual penalties, adjustments for audit findings on U.S. or other government contracts and contract closeout settlements.

        Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

        Property and Equipment.    Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gain (loss) on disposal is reflected in the consolidated statements of income. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the length of the lease.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

        Business Combinations.    The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Beginning in fiscal 2010, the transaction costs associated with business combinations are expensed as they are incurred instead of being capitalized as part of the cost of the acquisitions.

        Certain of our acquisition agreements include contingent earn-out payments, which are generally based on the achievement of future operating income. For fiscal 2010 acquisitions, we estimated the fair value of contingent earn-out payments, and recorded the estimated fair value of contingent consideration as a liability in "Other current liabilities" and "Other long-term liabilities" on our consolidated balance sheet as of October 3, 2010. On a quarterly basis, we review and determine the fair value of the contingent consideration, and the updated fair value could differ materially from those initial estimates. Any adjustments are recorded in earnings. Ultimately, the liability will be adjusted to the amount paid, and the difference between our initial estimates and amounts paid will be recorded in earnings.

        Goodwill and Intangibles.    Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company's tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, client relations, trade names, patents and other assets. The costs of these intangible assets are amortized using the straight-line method over their contractual or economic lives, which range from two to seven years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

        We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether an impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

        We perform our annual goodwill testing on the first day of our fiscal fourth quarter (June 28, 2010, in fiscal 2010). Our reporting units for goodwill impairment testing are the components one level below our reportable segments. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If our

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

        Stock-Based Compensation.    We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period of the award (or to an employee's eligible retirement date, if earlier). We estimate the fair value of options and stock purchase rights granted using the Black-Scholes option pricing model. The fair value of restricted stock grants is estimated at the grant date using the market price of the underlying common stock at the date of grant. The assumptions used in computing the fair value of stock-based payments reflect our estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the awards, in addition to recent option market activity. For performance based awards, our expected performance is reviewed to determine the percentage of shares that will vest in accordance with our Executive Compensation Policy. The expected term is the number of years we estimate that the award will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

        Deferred Compensation.    We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees that is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in "Other assets". Our obligation to participating employees is reflected in "Other long-term liabilities". All income and expenses related to the rabbi trust are reflected in our consolidated statements of income.

        Selling, General and Administrative Expenses.    SG&A expenses represent overhead expenses that are not associated with contract execution and are expensed in the period incurred. SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters' costs related to the executive offices, finance, accounting, administration and information technology. Additionally, we include in our SG&A expenses the amortization of identifiable intangible assets.

        Income Taxes.    We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states and jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies.

        According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. This guidance also addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

        Fair Value of Financial Instruments.    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. Any borrowings under our revolving credit facility approximate fair value because the interest rates are based upon variable reference rates. Certain other assets and liabilities, such as contingent earn-out payable and forward foreign exchange contracts that we purchased as cash-flow hedges, are required to be carried in our consolidated financial statements at fair value.

        Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. We place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 37% and 35% of accounts receivable was due from various agencies of the U.S. federal government at fiscal 2010 and 2009 year-ends, respectively. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses.

        Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian dollars. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are considered long-term investments, which are recorded in "Accumulated other comprehensive income" on our consolidated balance sheets.

        Recently Adopted Accounting Standards.    On September 28, 2009, we adopted authoritative guidance for business combinations. The guidance retains the fundamental requirements that companies use the acquisition method of accounting (previously referred to as the purchase method of accounting) for all business combinations, but introduced a number of changes, including the way assets and liabilities are valued, recognized and measured as a result of business combinations. The guidance requires an acquisition date fair value measurement of assets acquired and liabilities assumed including contingent consideration. It also requires the fair value capitalization of in-process research and development, and requires transaction-related costs to be expensed as incurred. Adoption of the guidance applied to all acquisitions consummated in fiscal 2010, but did not affect our accounting for acquisitions made in

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

prior fiscal years. Transaction-related costs were expensed in fiscal 2010 and have been recorded in SG&A expenses.

        On September 28, 2009, we adopted authoritative guidance that changes the accounting and reporting for non-controlling interests. Non-controlling interests are now reported as components of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is now included in net income, and upon a loss of control, the interest sold, as well as any interest retained, is now recorded at fair value with any gain or loss recognized in net income. Adoption of the guidance did not have any effect on our consolidated financial statements.

        On September 28, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the guidance did not have any effect on our consolidated financial statements.

        On September 28, 2009, we adopted the authoritative guidance that revises the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the guidance. Adoption of the guidance did not have a material effect on our consolidated financial statements.

        Recently Issued Accounting Guidance Not Yet Adopted.    In June 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity ("VIE") and should consolidate the VIE. Such analysis requires us to assess whether we have the power to direct the activities of the VIE and if we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the effect the adoption will have on our consolidated financial statements.

        In October 2009, the FASB issued an Accounting Standards Update that provides amendments to the criteria of Accounting Standards Codification Topic 605, "Revenue Recognition", for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. This guidance is effective for financial statements issued for fiscal years beginning on or after June 15, 2010. We are currently evaluating the effect the adoption will have on our consolidated financial statements, and we do not expect the adoption will have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued an Accounting Standards Update that amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This guidance is effective for us, with the exception of the new guidance around the Level 3 activity reconciliations. The adoption of the effective portion of the guidance had no impact on

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Preparation (Continued)

our consolidated financial statements. The disclosure requirements for certain Level 3 activities will become effective for fiscal years beginning after December 15, 2010. As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption will have a material impact on our consolidated financial statements.

3. Accounts Receivable—Net

        Net accounts receivable and billing in excess of costs on uncompleted contracts consisted of the following as of October 3, 2010 and September 27, 2009:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009
	(in thousands)

Billed	$314,905	$299,935
Unbilled	271,643	222,322
Contract retentions	13,020	14,952

Total accounts receivable—gross	599,568	537,209
Allowance for doubtful accounts	(32,926)	(30,893)

Total accounts receivable—net	$566,642	$506,316

Billings in excess of costs on uncompleted contracts	$85,221	$105,162

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all unbilled receivables as of October 3, 2010 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowances for doubtful accounts is determined based on a review of client-specific accounts, bankruptcy filings by clients, and contract issues resulting from current events and economic circumstances. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

        Billed accounts receivable related to U.S. federal government contracts were $86.3 million and $97.3 million as of October 3, 2010 and September 27, 2009, respectively. U.S. federal government unbilled receivables, net of progress payments, were $102.0 million and $68.1 million as of October 3, 2010, and September 27, 2009, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of October 3, 2010 and September 27, 2009.

4. Mergers and Acquisitions

        The results for each acquisition were included in our consolidated financial statements from the closing date of that acquisition. On October 1, 2007, we acquired all of the outstanding shares of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Mergers and Acquisitions (Continued)

capital stock of ARD, which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and institutional issues. ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition continued our international expansion as it increased our professional workforce in new geographic areas and technical specialties around the world. ARD is part of our TSS segment. The purchase price consisted of $41.5 million in cash payments. No pro forma information is presented for fiscal 2008 as the ARD acquisition closed on the first day of our fiscal year. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$31,846
Property and equipment	195
Goodwill	17,905
Intangible and other assets	8,110
Current liabilities	(16,528)

Net assets acquired	$41,528

        In fiscal 2008, we made other acquisitions that enhanced our service offerings and expanded our geographic reach in our EAS, ECS and TSS segments. The total initial purchase price for these acquisitions was $31.4 million in cash and the aggregate maximum contingent earn-out payments were approximately $10.7 million upon achievement of certain financial objectives over a two to four year period. As of October 3, 2010, $6.6 million of specified financial contingent consideration was earned and paid to the sellers, and an estimated $4 million remains contingent upon achievement of objectives.

        On January 28, 2009, we acquired all of the outstanding shares of capital stock of Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment. This acquisition significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India. The purchase price consisted of initial cash payments, and the former shareholders may receive over the remaining two years of the earn-out period contingent earn-out payments upon achievement of specified financial objectives. As of October 3, 2010, we had $82.7 million of goodwill related to the Wardrop acquisition, which represented the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.

        In fiscal 2009, we made other acquisitions in our ECS, TSS and RCM segments that enhanced our service offerings to broad-based clients, including USAID. The aggregate purchase price for fiscal 2009 acquisitions was approximately $121 million plus aggregate maximum contingent earn-out payments of approximately $44 million upon the achievement of certain financial objectives. One of these acquisitions resulted in an excess of $2.4 million of the fair value of identifiable assets acquired and liabilities assumed over the purchase price. Due to a contingent consideration agreement that will likely result in a recognition of additional purchase price upon resolution, the excess amount of $2.4 million was recognized as a liability as part of "Other current liabilities" on our consolidated balance sheet as of October 3, 2010. As of October 3, 2010, $4.9 million of contingent consideration was earned and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Mergers and Acquisitions (Continued)

accrued as part of "Other current liabilities" or paid to the sellers, and an aggregate maximum of $35 million remains contingent upon achievement of specified financial objectives.

        On August 6, 2010, we acquired all of the outstanding shares of capital stock of EBA, a Canadian firm that provides natural science, engineering and arctic engineering services to the mining, energy, and infrastructure sectors. This acquisition strengthened our geographic presence, and added new customers and complementary technical services in the ECS segment. The purchase price consisted of initial cash payments, and the former shareholders may receive over a two-year period from the acquisition date contingent earn-out payments upon the achievement of specified financial objectives.

        In fiscal 2010, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS, TSS and RCM segments. The aggregate purchase price for fiscal 2010 acquisitions was approximately $84 million plus aggregate maximum contingent earn-out payments of approximately $27 million upon the achievement of certain financial objectives. For fiscal 2010 acquisitions, the estimated fair value of contingent payments under earn-out arrangements resulted in a discounted liability of $20.5 million, of which $10.5 million is reflected in "Other current liabilities" and $10.0 million is included in "Other long-term liabilities" in the consolidated balance sheet as of October 3, 2010. Each contingent consideration is generally based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future.

        None of the acquisitions, except for ARD, were considered material, individually or in the aggregate, as they did not have a material impact on our consolidated financial position or results of operations for the respective reporting periods. As a result, no pro forma information has been provided.

        Subsequent Event.    On October 4, 2010, we acquired BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide our clients with services throughout Canada. BPR is part of our ECS segment. The purchase price consisted of initial cash payments plus contingent earn-out payments payable over a two-year period from the acquisition date upon the achievement of specified financial objectives. At the end of fiscal 2010, we borrowed $120 million under our credit agreement described in Note 7, to partially finance the acquisition of BPR.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangibles

        Our goodwill was $394.4 million as of October 3, 2010, and $319.7 million as of September 27, 2009. Our acquired identifiable intangible assets had a net book value of $46.0 million as of October 3, 2010, and $33.8 million as of September 27, 2009. The following table summarizes the changes in the carrying value of goodwill:

	September 27, 2009	Goodwill Additions	Currency Translation Adjustments	Goodwill Adjustments	October 3, 2010
	(in thousands)

ECS	$189,416	$42,293	$5,433	$7,474	$244,616
TSS	57,256	10,226	—	1,179	68,661
EAS	15,970	—	—	1,240	17,210
RCM	57,043	3,892	—	3,000	63,935

Total	$319,685	$56,411	$5,433	$12,893	$394,422

        The goodwill additions are attributable to the fiscal 2010 acquisitions described above. Substantially all of the goodwill additions are not deductible for income tax purposes. The foreign currency translation adjustments relate to our Canadian operations. The goodwill adjustments reflect earn-out payments, a guaranteed deferred cash payment, agreed upon net asset value adjustments, and the final purchase price allocations associated with prior-year acquisitions. The purchase price allocations related to the EBA acquisition and certain recent acquisitions are preliminary, and subject to adjustment based on the valuation and final determination of the net assets acquired. We do not believe that the adjustments will have a material effect on our consolidated results of operations.

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets—net" on the consolidated balance sheets, were as follows:

	October 3, 2010			September 27, 2009
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
		($ in thousands)

Non-compete agreements	2.4	$4,295	$(2,177)	$3,825	$(1,118)
Client relations	5.9	41,020	(8,351)	24,791	(3,632)
Backlog	1.3	35,311	(24,329)	27,057	(17,154)
Trade name	2.8	246	(20)	—	—

Total		$80,872	$(34,877)	$55,673	$(21,904)

        In fiscal 2010, the increases in gross amounts resulted from our aforementioned acquisitions and, to a lesser extent, foreign currency translation adjustments. Amortization expense for these intangible

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangibles (Continued)

assets for fiscal 2010, 2009 and 2008 was $12.7 million, $9.8 million and $5.6 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)

2011	$16,079
2012	9,256
2013	5,786
2014	5,068
2015	4,975
Beyond	4,831

Total	$45,995

6. Income Taxes

        The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Income before income taxes:
United States	$119,729	$119,174	$103,413
International	3,358	31	—

Total income before income taxes	$123,087	$119,205	$103,413

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        Income tax expense consisted of the following:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Current:
Federal	$28,538	$26,152	$25,925
State	5,489	10,423	5,920
Foreign	600	(626)	—

Total current income tax expense	34,627	35,949	31,845

Deferred:
Federal	9,978	(4,360)	8,628
State	1,951	(969)	2,034
Foreign	(288)	1,557	—

Total deferred income tax expense (benefit)	11,641	(3,772)	10,662

Total income tax expense	$46,268	$32,177	$42,507

        Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 3, 2010		September 27, 2009		September 28, 2008
	($ in thousands)

Tax at federal statutory rate	$43,080	35.0%	$41,722	35.0%	$36,194	35.0%
State taxes, net of federal benefit	4,787	3.9	5,685	4.8	5,170	5.0
Exam settlements	61	0.0	(3,312)	(2.8)	—	—
R&E credits	(400)	(0.3)	(11,700)	(9.8)	—	—
Other	(1,260)	(1.0)	(218)	(0.2)	1,143	1.1

Total income tax expense	$46,268	37.6%	$32,177	27.0%	$42,507	41.1%

        The effective tax rate of 27.0% in fiscal 2009 reflects a settlement with the IRS for fiscal years 1997 through 2001 and recognition of R&E credits that had reduced our tax expense in fiscal 2009. On December 31, 2009, the federal R&E credit provision expired. As such, we have only recorded a benefit for federal R&E credits through the expiration date. Should the R&E credit provision be retroactively extended, additional benefits will be reflected in our effective tax rate during the reporting period of enactment.

        During fiscal 2010, we reached a settlement with the IRS for fiscal years 2002 through 2004 related to R&E credits and our tax accounting method for revenue recognition. The amount of the settlement was substantially consistent with the amounts previously recorded in our financial statements. We are

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

under examination by the California Franchise Tax Board for fiscal years 2001 through 2005 related to R&E credits. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004 except as discussed.

        Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009
	(in thousands)

Deferred Tax Asset:
State taxes	$977	$1,232
Reserves and contingent liabilities	6,984	9,307
Allowance for doubtful accounts	8,085	7,880
Accrued liabilities	16,217	15,708
Stock-based compensation	7,903	5,544
Capital loss carry-forward	5,569	11,836
Valuation allowance on capital loss carry-forward	(5,526)	(11,313)

Total deferred tax asset	40,209	40,194

Deferred Tax Liability:
Unbilled revenue	(43,250)	(30,903)
Prepaid expense	(2,020)	(3,570)
Intangibles	(16,327)	(10,682)
Cash-to-accrual adjustments	(717)	(1,181)
Property and equipment	(12,252)	(8,118)

Total deferred tax liability	(74,566)	(54,454)

Net deferred tax liability	$(34,357)	$(14,260)

        Sales of operating units in previous years generated net capital losses. A portion of the capital loss carry-forward expired at the end of fiscal 2010. The remaining amount will expire in fiscal 2011. We evaluated our ability to use the remaining capital loss by offsetting it with capital gains and have recorded a valuation allowance of $5.5 million. We have performed an assessment of positive and negative evidence regarding the realization of the other deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets other than the capital loss carry-forwards will be realized. As such, no additional valuation allowance has been provided.

        Undistributed earnings of our foreign subsidiaries amounted to approximately $2.1 million at October 3, 2010. These earnings are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

        As of October 3, 2010, we had $21.8 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2010 were $15.4 million of tax benefits that, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Beginning balance	$20,530	$38,912	$32,080
Additions for current year tax positions	6,895	7,306	23,509
Additions for prior year tax positions	—	9,208	—
Reductions for prior year tax positions	(2,373)	(24,955)	(16,677)
Settlements	(3,246)	(9,941)	—

Ending balance	$21,806	$20,530	$38,912

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest expense (net of interest income) accrued as of October 3, 2010, and September 27, 2009 was $4.0 million and $3.7 million, respectively.

7. Long-Term Debt

        Long-term debt consisted of the following:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009
	(in thousands)

Credit facility	$120,000	$—
Other	7,512	10,850

Total long-term debt	127,512	10,850
Less: Current portion of long-term debt	(5,002)	(4,320)

Long-term debt, less current portion	$122,510	$6,530

        Under our credit agreement, we have a Facility of $300.0 million, and the term of the agreement is through March 30, 2012. As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50.0 million and standby letters of credit up to the full amount of the Facility. In May 2008, January 2009 and October 2010, we entered into amendments to the credit agreement to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions. Borrowings under our Facility, at our option, are either at (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank's reference rate) plus a

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt (Continued)

margin which ranges from 0.25% to 1.50% per annum; or (b) a Eurodollar rate plus a margin that ranges from 1.25% to 2.50% per annum. These margins reflect pricing changes in connection with our October 2010 amendment. As of October 3, 2010, we had $120 million in outstanding borrowings at a weighted-average interest rate of 1.44% per annum, $27.8 million in standby letters of credit and $152.2 million in availability under the Facility. The amount outstanding is classified as a long-term liability since we do not intend to repay the Facility until its maturity in March 2012.

        The credit agreement requires us to comply with various financial and operating covenants. Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted EBITDA) is 2.50x for each quarter, and (ii) the minimum fixed charge coverage ratio (as defined in the credit agreement) is 1.25x for each quarter. As of October 3, 2010, our consolidated leverage ratio was 1.2x, and our fixed charge coverage ratio was 2.71x. Further, the credit agreement contains other restrictions, including but not limited to the creation of liens and the payment of dividends on our capital stock (other than stock dividends). Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets. As of October 3, 2010, we met all compliance requirements of these covenants.

        Other debt includes capital leases of $2.5 million and $3.0 million in fiscal 2010 and 2009, respectively. In connection with an acquisition, fiscal 2010 and 2009 included $2.2 million and $4.3 million of guaranteed deferred cash payments, respectively. The remaining other debt consisted of property and equipment loans for $2.8 million and $3.5 million in fiscal 2010 and 2009, respectively.

        The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)

2011	$5,002
2012	121,620
2013	735
2014	155
2015 and beyond	—

Total	$127,512

8. Leases

        We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2010, 2009 and 2008, we recognized $60.9 million, $58.9 million and $47.7 million of expense associated

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases (Continued)

with operating leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)

2011	$56,958	$1,076
2012	48,380	891
2013	36,820	384
2014	26,128	154
2015	18,211	—
Beyond	19,683	—

Total	$206,180	2,505

Less: Amounts representing interest		(216)

Net present value		$2,289

9. Stockholders' Equity and Stock Compensation Plans

        As of October 3, 2010, we had the following stock-based compensation plans:

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

        The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Total stock-based compensation	$10,178	$9,392	$8,296
Income tax benefit related to stock-based compensation	(3,590)	(3,796)	(3,328)

Stock-based compensation, net of tax benefit	$6,588	$5,596	$4,968

        Stock option activity for the fiscal year ended October 3, 2010 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on September 27, 2009	4,493	$18.92
Granted	1,086	25.32
Exercised	(223)	15.10
Cancelled	(116)	21.61

Outstanding as of October 3, 2010	5,240	$20.35	4.9	$12,023

Vested or expected to vest as of October 3, 2010	4,929	$20.25	4.8	$11,541

Exercisable on October 3, 2010	2,918	$19.04	6.3	$8,493

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2010 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 3, 2010. This amount will change based on the fair market value of our stock. As of October 3, 2010, we expect to recognize $14.4 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2.3 years.

        The weighted-average fair value of stock options granted during fiscal 2010, 2009 and 2008 was $10.09, $7.60 and $8.94, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on a specific valuation date exceeded the market price of the stock on the date of grant) exercised during fiscal 2010, 2009 and 2008 was $2.2 million, $13.2 million and $11.6 million, respectively.

        The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008

Dividend yield	—	—	—
Expected stock price volatility	42.6 - 43.4%	48.8%	37.0% - 39.4%
Risk-free rate of return, annual	2.0% - 2.5%	1.6% - 2.6%	2.5% - 4.2%
Expected life (in years)	4.4 - 5.6	4.4 - 5.6	4.3 - 5.5

        For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal years ended October 3, 2010, September 27, 2009 and September 28, 2008, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

        Net cash proceeds from the exercise of stock options were $3.4 million, $20.3 million and $20.7 million for fiscal 2010, 2009 and 2008, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2010, 2009 and 2008 was $2.0 million, $5.7 million and $4.8 million, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

ESPP

        The following table summarizes shares purchased, weighted-average purchase price, cash received, and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	($ in thousands, except for share purchase)

Shares purchased	208	163	146
Weighted-average purchase price	$22.87	$20.53	$17.86
Cash received from exercise of purchase rights	$4,733	$3,343	$2,626
Aggregate intrinsic value	$892	$590	532

        The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008

Dividend yield	—	—	—
Expected stock price volatility	38.5%	68.2%	36.3%
Risk-free rate of return, annual	0.5%	0.4%	3.3%
Expected life (in years)	1	1	1

        For fiscal 2010, 2009 and 2008, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

        Included in stock-based compensation expense for fiscal 2010, 2009 and 2008 was a charge of $1.3 million, $1.0 million and $0.5 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP as of October 3, 2010 and September 27, 2009 were $0.3 million and $0.2 million, respectively. As of October 3, 2010, ESPP participants had accumulated $3.6 million to purchase our common stock.

Restricted Stock Program

        In fiscal 2010, 88,258 shares of restricted stock were awarded to certain of our executive officers. All of these shares are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share.

        In fiscal 2009, 72,200 shares of restricted stock were awarded to certain of our executive officers and directors. Of these awards, 62,200 are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share. The remaining

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity and Stock Compensation Plans (Continued)

10,000 shares of restricted stock are time-based, dependent on employment with us, and vest over a four-year period.

        In fiscal 2008, 85,400 shares of restricted stock were awarded to certain of our executive officers. Of these awards, 65,400 shares are performance-based and vest over a three-year period. The number of shares that ultimately vest is based on the growth in our earnings per share. The remaining 20,000 shares of restricted stock are time-based, dependent on employment with us, and vest over a four-year period.

        The fair value of the restricted stock grants was based upon the market price of the underlying common stock as of the date of grant. Restricted stock grants are amortized over their applicable vesting period using the straight-line method.

        Activity in the restricted stock program for the fiscal year ended October 3, 2010, was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Nonvested balance as of September 27, 2009	171	$19.40	1.5	$1,083
Granted	88	25.55
Vested	(93)	19.34
Forfeited	—

Nonvested balance as of October 3, 2010	166	$22.70	1.6	$206

Vested or expected to vest as of October 3, 2010	166	$22.70	1.6	$206

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2010 and the exercise price, times the number of shares) that would have been received if the restricted stock had vested on October 3, 2010. The aggregate intrinsic value of the restricted stock (the amount by which the market price of the stock on the vesting date exceeded the market price of the stock on the date of grant) vested during fiscal 2010 was $0.7 million.

        As of October 3, 2010, there was $0.4 million of unrecognized compensation costs related to the restricted stock program to be recognized over a weighted-average period of 1.29 years. The stock-based compensation expense related to the restricted stock program for fiscal years 2010, 2009 and 2008 was $1.2 million, $2.0 million and $1.5 million, respectively, and was included in the total stock-based compensation expense.

10. Retirement Plans

        We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Retirement Plans (Continued)

the 401(k) plans upon commencement of employment. For fiscal 2010, 2009 and 2008, employer contributions to the plans were $13.8 million, $13.6 million and $17.4 million, respectively.

        We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors' fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. As of October 3, 2010 and September 27, 2009, the consolidated balance sheets reflect assets of $8.6 million and $6.3 million, respectively, related to the deferred compensation plan in "Other assets", and liabilities of $8.6 million and $6.2 million, respectively, related to the deferred compensation plan in "Other long-term liabilities".

11. Pension Plan

        In connection with the acquisition of Wardrop, we assumed the assets and obligations under Wardrop's defined benefit pension plan, which primarily covered a group of active and inactive employees and a limited number of retirees. No new employees were eligible to participate in this plan. Pursuant to the Wardrop purchase agreement, Wardrop agreed to terminate this plan. Further, an escrow account was established under the purchase agreement to fully fund the defined benefit pension settlement liability and all post-acquisition expenses. We assumed the initial net liability of approximately $5.7 million (net of plan assets of approximately $11.3 million) as of the acquisition date. In fiscal 2009, Wardrop purchased insurance annuities for existing pensioners and inactive employees, and settled the obligations with these participants for approximately $12.4 million. In the second quarter of fiscal 2010, approval was obtained from the appropriate government agencies to terminate the plan and distribute all plan assets, and the remaining plan liability was settled with amounts in the escrow account. The net periodic benefit expense in fiscal 2009 and 2010 was immaterial.

12. Earnings Per Share

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

        As of October 3, 2010, 168,119 shares of restricted stock issued to employees were unvested, and therefore were excluded from the calculation of basic EPS for the fiscal year ended October 3, 2010.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Earnings Per Share (Continued)

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands, except per share data)

Net income	$76,819	$87,028	$60,906

Weighted-average common shares outstanding—basic	61,430	60,135	58,813
Effect of diluted stock options and unvested restricted stock	657	859	819

Weighted-average common stock outstanding—diluted	62,087	60,994	59,632

Earnings per share:
Basic	$1.25	$1.45	$1.04

Diluted	$1.24	$1.43	$1.02

        For fiscal 2010, 2009 and 2008, 3.1 million, 1.3 million and 1.5 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

13. Comprehensive Income

        Comprehensive income is comprised of net income and other comprehensive income, which includes translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities. The following summarizes the after-tax components of comprehensive income:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Net income	$76,819	$87,028	$60,906
Other comprehensive income:
Unrealized loss on hedging activities	(337)	—	—
Foreign currency translation gain	6,874	12,211	52

Total comprehensive income	$83,356	$99,239	$60,958

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Fair Value of Derivative Instruments

        In fiscal 2009, we entered into an intercompany promissory note with a wholly owned Canadian subsidiary in connection with the acquisition of Wardrop. The intercompany note receivable is denominated in Canadian dollars and has a fixed rate of interest payable in Canadian dollars. In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012. In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million. We also entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in "Other comprehensive income", and the fair value and the change in the fair value were not material for fiscal 2010. No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

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

        In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT. In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys' fees. In July 2008, the Common Pleas Court of Montgomery County denied AMT's motion for judgment notwithstanding the verdict and conditionally denied AMT's motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC's motion for prejudgment interest and attorneys' fees. In December 2009, the trial court assessed ITC $2.9 million in attorneys' fees and costs, and denied ITC's motion for prejudgment interest. AMT appealed the trial court's decision assessing compensatory and punitive damages, and attorneys' fees and costs. ITC cross-appealed the trial court's decision to remit the jury verdict and the trial court's denial of prejudgment interest. Final briefs have been filed with the court of appeals and oral arguments have been scheduled in December 2010. AMT has posted a bond, as required by the trial court, for $13.4 million. We believe that a reasonably possible range of exposure, including attorneys' fees, is from $0 to approximately $14.5 million. As of October 3, 2010, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

16. Reportable Segments

        In October 2010, our former "Environmental Consulting Services" segment was renamed the "Engineering and Consulting Services" segment. There were no changes in the components underlying our reportable segments. Our reportable segments are as follows:

        Engineering and Consulting Services.    ECS provides front-end science and consulting services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, and information technology and modeling.

        Technical Support Services.    TSS advises clients through the study, design and implementation of projects. TSS provides management consulting and strategic direction in the areas of environmental remedial planning, disaster management, climate change, international development, and technical government staffing services.

        Engineering and Architecture Services.    EAS provides engineering and architecture design services, including LEED services, together with technical and program administration services for projects related to water infrastructure, buildings and facilities, and transportation and land development.

        Remediation and Construction Management.    RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance. RCM is focused on U.S. federal construction management; environmental remediation including UXO; wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

        Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. In fiscal 2010, we discontinued reporting "Revenue, net of subcontractor costs" and "Gross profit" to be consistent with the current presentation of our consolidated statement of income and management's emphasis on segment operating income, which emphasis is unchanged from prior periods. We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reportable Segments (Continued)

        The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Fiscal Year 2010:
Revenue	$730,425	$527,697	$294,112	$759,088	$2,311,322
Segment operating income	60,810	39,186	12,194	33,651	145,841
Depreciation expense	5,850	715	2,100	8,985	17,650
Total assets	618,025	281,376	93,696	327,393	1,320,490
Fiscal Year 2009:
Revenue	$601,317	$522,748	$299,691	$951,604	$2,375,360
Segment operating income	47,095	37,584	13,599	38,156	136,434
Depreciation expense	3,819	712	2,197	7,811	14,539
Total assets	486,002	223,177	91,646	351,247	1,152,072
Fiscal Year 2008:
Revenue	$500,006	$440,155	$319,435	$966,369	$2,225,965
Segment operating income	39,641	30,567	18,809	32,638	121,655
Depreciation expense	2,282	883	2,199	5,778	11,142
Total assets	314,331	205,981	92,886	368,452	981,650

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reportable Segments (Continued)

Reconciliations

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Revenue
Revenue from reportable segments	$2,311,322	$2,375,360	$2,225,965
Elimination of inter-segment revenue	(110,090)	(87,876)	(80,711)

Total consolidated revenue	$2,201,232	$2,287,484	$2,145,254

Operating Income
Segment operating income	$145,841	$136,434	$121,655
Amortization of intangibles	(12,683)	(9,820)	(5,587)
Other expense(1)	(8,684)	(4,725)	(9,668)

Total consolidated operating income	$124,474	$121,889	$106,400

Depreciation expense
Depreciation expense from reportable segments	$17,650	$14,539	$11,142
Other(2)	2,751	2,492	1,702

Total consolidated depreciation expense	$20,401	$17,031	$12,844

Assets
Total assets of reportable segments	$1,320,490	$1,152,072	$981,650
Assets not allocated to segments and intercompany eliminations	61,199	(54,167)	74,895

Total consolidated assets	$1,381,689	$1,097,905	$1,056,545

(1)
Other expense includes corporate costs not allocated to segments.
(2)
Other includes depreciation expense from corporate headquarters.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Reportable Segments (Continued)

Geographic Information

	Fiscal Year Ended
	October 3, 2010		September 27, 2009		September 28, 2008
	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)
			(in thousands)

United States	$1,991,758	$121,611	$2,182,998	$110,142	$2,127,766	$85,125
Foreign countries(1)	209,474	15,873	104,486	6,327	17,488	—

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients. Assets consist primarily of amounts from our Canadian operations.
(2)
Excludes goodwill.

Major Clients

        Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue. All of our segments generated revenue from all client sectors.

        The following table presents our revenue by client sector:

	Fiscal Year Ended
	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands)

Client Sector
Federal government	$1,142,082	$1,164,751	$1,079,704
State and local government	325,953	277,756	312,465
Commercial	523,723	740,491	735,597
International(1)	209,474	104,486	17,488

Total	$2,201,232	$2,287,484	$2,145,254

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information—Unaudited

        In the opinion of management, the following unaudited quarterly data for fiscal years ended October 3, 2010 and September 27, 2009, reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Fiscal Year 2010
Revenue	$541,957	$469,528	$562,365	$627,382
Operating income	31,117	23,527	32,706	37,124
Net income	18,709	14,329	20,639	23,142
Earnings per share(1):
Basic	$0.31	$0.23	$0.34	$0.38

Diluted	$0.30	$0.23	$0.33	$0.37

Weighted-average common shares outstanding:
Basic	61,161	61,511	61,560	61,580

Diluted	62,089	62,168	62,181	61,999

Fiscal Year 2009
Revenue	$638,683	$522,305	$551,376	$575,120
Operating income	28,616	27,830	32,751	32,692
Net income	16,308	19,214	31,011	20,495
Earnings per share(1):
Basic	$0.27	$0.32	$0.52	$0.34

Diluted	$0.27	$0.32	$0.51	$0.33

Weighted-average common shares outstanding:
Basic	59,736	60,014	60,123	60,750

Diluted	60,275	60,771	61,108	61,905

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

        As of October 3, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of October 3, 2010 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of October 3, 2010 at a reasonable assurance level.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 15, 2010 appears on page 70 of this Form 10-K.

        Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended October 3, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1—Election of Directors—General" and "—Business Experience of Nominees," "Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1—Election of Directors—Board Committees and Meetings" in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated by reference.

        Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

        We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including our principal financial officer and principal accounting officer. This code of ethics, entitled "Finance Code of Professional Conduct," is posted on our website. The Internet address for our website is www.tetratech.com, and the code of ethics may be found through a link to the Investor Relations section of our website.

        We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K for any amendment to, or waiver from, a provision of this code of ethics by posting any such information on our website, at the address and location specified above.

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1—Election of Directors—Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transactions with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption "Proposal No. 1—Election of Directors—Independent Directors," in each case in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is included under the captions "Proposal No. 5—Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and

"Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 69 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 69 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 110-111 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 28, 2008, September 27, 2009 and October 3, 2010
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions(1)	Other(2)	Balance at End of Period

Allowance for doubtful accounts:
Fiscal 2008	$20,127	$7,479	$(6,269)	$189	$21,526
Fiscal 2009	21,526	13,141	(5,721)	1,947	30,893
Fiscal 2010	30,893	7,179	(7,141)	1,995	32,926
Income tax valuation allowance:
Fiscal 2008	$11,267	$—	$—	$46	$11,313
Fiscal 2009	11,313	—	—	—	11,313
Fiscal 2010	11,313	786	—	(6,573)	5,526

(1)
Primarily represents uncollectible accounts written off, net of recoveries.
(2)
Includes allowances from new business acquisitions and represents valuation allowance adjustments related to a capital loss carry-forward expiration.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: November 15, 2010	By:	/s/ DAN L. BATRACK Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date

/s/ DAN L. BATRACK Dan L. Batrack	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 15, 2010
/s/ DAVID W. KING David W. King	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 15, 2010
/s/ STEVEN M. BURDICK Steven M. Burdick	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 15, 2010
/s/ ALBERT E. SMITH Albert E. Smith	Director	November 15, 2010
/s/ HUGH M. GRANT Hugh M. Grant	Director	November 15, 2010

Signature	Title	Date

/s/ PATRICK C. HADEN Patrick C. Haden	Director	November 15, 2010
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	November 15, 2010
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director	November 15, 2010
/s/ RICHARD H. TRULY Richard H. Truly	Director	November 15, 2010

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
10.1
Second Amended and Restated Credit Agreement dated as of March 30, 2007 among the Company and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007).
10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 30, 2008, among the Registrant and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2008).
10.3
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 20, 2009, among the Registrant and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2008).
10.4	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as October 4, 2010, among the Registrant and the lenders signatory thereto.+
10.5	1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.6
Form of Incentive Stock Option Agreement used by the Company in connection with the Company's 1992 Incentive Stock Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.7	1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.8
Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.9	Employee Stock Purchase Plan (as amended and restated effective January 1, 2011).+
10.10
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.11	2005 Equity Incentive Plan (as amended through December 12, 2008) (incorporated by reference to the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders held on February 26, 2009).*
10.12
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

10.14	Form of Stock Appreciation Rights Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.15
Form of Restricted Stock Unit Agreement to be used by the Company in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.16
2003 Outside Director Stock Option Plan (as amended through July 30, 2007) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.17
Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.18
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*
10.19	Executive Compensation Policy (as amended through November 7, 2010).+*
10.20	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.21	Change of Control Agreement with Dan L. Batrack dated March 26, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.22	Form of Change of Control Agreement dated March 26, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.23	Letter Agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 2005).*
10.24	Letter Agreement dated January 24, 2008 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 30, 2008).*
10.25
Letter Agreement dated November 14, 2005 between the Company and Li-San Hwang (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.26	Executive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2008).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 108 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

*
Indicates a management contract or compensatory arrangement.
+
Filed herewith.