Form 10-Q
period 2011-01-02
TETRA TECH INC
filed 2011-02-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes  ☐   No  ☒

As of January 31, 2011, 62,294,547 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	January 2, 2011	October 3, 2010
CURRENT ASSETS:
Cash and cash equivalents	$81,546	$220,933
Accounts receivable – net	600,312	566,642
Prepaid expenses and other current assets	59,187	49,889
Income taxes receivable	16,926	7,249
Total current assets	757,971	844,713

PROPERTY AND EQUIPMENT:
Land and buildings	11,723	11,707
Equipment, furniture and fixtures	151,913	145,210
Leasehold improvements	22,587	18,104
Total	186,223	175,021
Accumulated depreciation and amortization	(101,845)	(95,638)
PROPERTY AND EQUIPMENT – NET	84,378	79,383

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,067	140
GOODWILL	535,125	394,422
INTANGIBLE ASSETS – NET	75,505	45,995
OTHER ASSETS	19,279	17,036

TOTAL ASSETS	$1,475,325	$1,381,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$151,528	$166,450
Accrued compensation	90,819	93,243
Billings in excess of costs on uncompleted contracts	78,557	79,401
Deferred income taxes	23,172	21,851
Current portion of long-term debt	4,284	5,002
Contingent earn-out liability	25,942	10,513
Other current liabilities	81,834	90,747
Total current liabilities	456,136	467,207

DEFERRED INCOME TAXES	29,602	12,506
LONG-TERM DEBT	142,122	122,510
OTHER LONG-TERM LIABILITIES	51,198	31,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of January 2, 2011 and October 3, 2010	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 61,973 and 61,755 shares as of January 2, 2011 and October 3, 2010, respectively	620	618
Additional paid-in capital	374,666	368,865
Accumulated other comprehensive income	25,937	18,763
Retained earnings	382,188	359,887
Total Tetra Tech stockholders’ equity	783,411	748,133
Noncontrolling interests	12,856	–
TOTAL STOCKHOLDERS’ EQUITY	796,267	748,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,325	$1,381,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	January 2, 2011	December 27, 2009

Revenue	$611,124	$541,957
Subcontractor costs	(205,544)	(198,464)
Other costs of revenue	(329,927)	(273,710)
Selling, general and administrative expenses	(41,328)	(38,666)
Operating income	34,325	31,117

Interest expense	(1,305)	(256)
Income before income tax expense	33,020	30,861

Income tax expense	(10,266)	(12,152)

Net income including noncontrolling interests	22,754	18,709

Net income attributable to noncontrolling interests	(453)	–

Net income attributable to Tetra Tech	$22,301	$18,709

Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.31
Diluted	$0.36	$0.30

Weighted-average common shares outstanding:
Basic	61,665	61,161
Diluted	62,443	62,089

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	January 2, 2011	December 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$22,754	$18,709

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	13,553	7,897
Equity in earnings of unconsolidated joint ventures	(948)	(232)
Distributions of earnings from unconsolidated joint ventures	886	1,216
Stock-based compensation	2,774	2,700
Excess tax benefits from stock-based compensation	(84)	(701)
Deferred income taxes	4,318	7,934
Provision for doubtful accounts	(1,092)	(326)
Exchange gain	(72)	(106)
(Gain) loss on disposal of property and equipment	(101)	53

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	37,994	14,892
Prepaid expenses and other assets	(10,375)	(267)
Accounts payable	(43,900)	(9,350)
Accrued compensation	(2,477)	(30,822)
Billings in excess of costs on uncompleted contracts	(7,929)	(12,812)
Other liabilities	(2,332)	4,570
Income taxes receivable/payable	(4,036)	(8,513)
Net cash provided by (used in) operating activities	8,933	(5,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,236)	(3,920)
Payments for business acquisitions, net of cash acquired	(166,877)	(1,415)
Proceeds from sale of property and equipment	144	139
Net cash used in investing activities	(170,969)	(5,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,154)	(251)
Proceeds from borrowings	21,867	–
Distributions paid to noncontrolling interests	(501)	–
Excess tax benefits from stock-based compensation	84	701
Net proceeds from issuance of common stock	3,270	1,433
Net cash provided by financing activities	22,566	1,883

EFFECT OF EXCHANGE RATE CHANGES ON CASH	83	398

NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,387)	(8,073)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	220,933	89,185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,546	$81,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$585	$353
Income taxes, net of refunds received	$8,809	$13,022

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

Our condensed consolidated financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 11 “Joint Ventures” for further discussion).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                                      Accounts Receivable — Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	January 2, 2011	October 3, 2010
	(in thousands)

Billed	$346,623	$314,905
Unbilled	274,627	271,643
Contract retentions	12,562	13,020
Total accounts receivable – gross	633,812	599,568

Allowance for doubtful accounts	(33,500)	(32,926)
Total accounts receivable – net	$600,312	$566,642

Billings in excess of costs on uncompleted contracts	$84,506	$85,221

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of January 2, 2011 are expected to be billed and collected within twelve months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within twelve months.

Billed accounts receivable related to U.S. federal government contracts were $93.5 million and $86.3 million as of January 2, 2011 and October 3, 2010, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $107.8 million and $102.0 million as of January 2, 2011 and October 3, 2010, respectively.  We reported $5.9 million and $5.8 million of non-current billings in excess of costs on uncompleted contracts as part of our “Other long-term liabilities” on our condensed consolidated balance sheets as of January 2, 2011 and October 3, 2010, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of January 2, 2011 and October 3, 2010.

3.                                      Mergers and Acquisitions

On October 4, 2010, we acquired all of the outstanding capital stock of BPR, Inc. (“BPR”), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada. BPR is part of our Engineering and Consulting Services segment. The initial purchase price was approximately $157 million, which was financed with borrowings under our revolving credit facility and available cash resources. In addition, the former shareholders may receive over a two-year period from the acquisition date contingent earn-out payments up to an aggregate maximum of approximately $40 million upon achievement of specified financial objectives. The estimated fair value of the contingent earn-out payments resulted in a discounted liability of $31.4 million, of which $15.5 million is reflected in “Contingent earn-out liability” and $15.9 million is included in “Other long-term liabilities” in the condensed consolidated balance sheet as of January 2, 2011. The contingent earn-out consideration is based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future. The goodwill amount represents the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	131,350
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(11,053)
Noncontrolling interests	(12,222)
Net assets acquired	$187,458

BPR was acquired at the beginning of fiscal 2011 and its results are included with our consolidated results of operations for the first quarter of fiscal 2011. No pro forma results are presented for the first quarter of fiscal 2010 as the effect of the BPR acquisition was not considered material to our condensed consolidated results of operations.

4.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the three months ended January 2, 2011 were as follows:

	October 3, 2010	Goodwill Additions	Currency Translation Adjustments	Goodwill Adjustments	January 2, 2011
	(in thousands)

Engineering and consulting services	$244,616	$131,350	$5,554	$2,106	$383,626
Technical support services	68,661	–	–	1,193	69,854
Engineering and architecture services	17,210	–	–	500	17,710
Remediation and construction management	63,935	–	–	–	63,935
Total	$394,422	$131,350	$5,554	$3,799	$535,125

The goodwill additions are attributable to the BPR acquisition described above. Substantially all the goodwill additions are not deductible for income tax purposes. The foreign currency translation adjustments relate to our Canadian operations. The goodwill adjustments reflect primarily earn-out payments associated with acquisitions consummated prior to fiscal 2010.  The purchase price allocations related to the BPR acquisition are preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired. We do not believe that any adjustment will have a material effect on our consolidated results of operations.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	January 2, 2011			October 3, 2010
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.3	$5,262	$(2,537)	$4,295	$(2,177)
Client relations	6.1	62,711	(10,756)	41,020	(8,351)
Backlog	1.3	46,980	(28,459)	35,311	(24,329)
Technology and trade name	5.4	2,452	(148)	246	(20)
Total		$117,405	$(41,900)	$80,872	$(34,877)

The increases in gross amounts resulted from the BPR acquisition and, to a lesser extent, foreign currency translation adjustments.  For the first quarters of fiscal 2011 and 2010, amortization expense for these intangible assets was $6.8 million and $3.0 million, respectively.  Estimated amortization expense for the remainder of fiscal 2011 and the succeeding years is as follows:

Amount
(in thousands)

2011	$18,990
2012	18,809
2013	9,485
2014	8,435
2015	8,242
Beyond	11,544
Total	$75,505

5.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2011 and 2010 was $2.8 million and $2.7 million, respectively.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2011, we granted 1,012,849 stock options with an exercise price of $23.48 per share and an estimated weighted-average fair value of $9.12 per share.  In addition, we awarded 84,606 shares of restricted stock to our directors and executive officers at the fair value of $23.48 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that ultimately vest is based on the growth in our earnings per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 2, 2011	December 27, 2009
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$22,301	$18,709

Weighted-average common shares outstanding - basic	61,665	61,161
Effect of dilutive stock options and unvested restricted stock	778	928
Weighted-average common stock outstanding - diluted	62,443	62,089

Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.31
Diluted	$0.36	$0.30

For the first quarters of fiscal 2011 and 2010, 2.9 million and 1.2 million options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

7.                                      Income Taxes

The effective tax rates for the first quarters of fiscal 2011 and 2010 were 31.1% and 39.4%, respectively.  The lower effective tax rate was primarily a result of the research and experimentation credits (“R&E credits”) extension and the continued expansion of foreign operations.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law.  The Act included a retroactive extension of R&E credits for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of the retroactive extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in our first quarter of fiscal 2011 tax expense.

We expect to complete R&E credit studies for fiscal 2008 and fiscal 2009 during the second quarter of fiscal 2011.  The results of these studies may impact the benefit recognized for the R&E credits estimated for fiscal years 2008 through 2010.  Any adjustments to amounts previously recorded will be included in tax expense for the second quarter of fiscal 2011.

8.                                      Reportable Segments

Our reportable segments are as follows:

Engineering and Consulting Services (“ECS”).  ECS provides front-end science and consulting services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, and information technology and modeling.

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

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance.  RCM is focused on U.S. federal construction management; environmental remediation including unexploded ordinance (“UXO”); wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended January 2, 2011
Revenue	$250,921	$147,830	$67,983	$174,508	$641,242
Segment operating income	21,108	11,569	4,744	4,524	41,945
Depreciation expense	2,756	260	487	2,419	5,922
Total assets	855,444	293,824	95,299	296,838	1,541,405

Three months ended December 27, 2009
Revenue	$164,555	$130,085	$65,998	$200,393	$561,031
Segment operating income	13,196	10,410	2,291	9,466	35,363
Depreciation expense	1,407	159	553	2,057	4,176
Total assets	493,458	230,052	87,311	312,571	1,123,392

Reconciliations

	Three Months Ended
	January 2, 2011	December 27, 2009
	(in thousands)

Revenue
Revenue from reportable segments	$641,242	$561,031
Elimination of inter-segment revenue	(30,118)	(19,074)
Total consolidated revenue	$611,124	$541,957

Operating Income
Segment operating income	$41,945	$35,363
Amortization of intangibles	(6,781)	(2,980)
Other expense (1)	(839)	(1,266)
Total consolidated operating income	$34,325	$31,117

Depreciation Expense
Depreciation expense from reportable segments	$5,922	$4,176
Other (2)	747	639
Total consolidated depreciation expense	$6,669	$4,815

Assets
Total assets of reportable segments	$1,541,405	$1,123,392
Assets not allocated to segments and intercompany eliminations	(66,080)	(37,178)
Total consolidated assets	$1,475,325	$1,086,214

(1) Other expense includes corporate costs not allocable to segments.
(2) Other includes depreciation expense from corporate headquarters.

Major Clients

Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	January 2, 2011	December 27, 2009
	(in thousands)

Client Sector
Federal government	$283,520	$299,371
State and local government	65,912	75,314
Commercial	135,135	127,466
International (1)	126,557	39,806
Total	$611,124	$541,957

(1) Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

9.                                      Comprehensive Income

Comprehensive income is comprised of net income, and translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	January 2, 2011	December 27, 2009
	(in thousands)

Net income including noncontrolling interests	$22,754	$18,709
Other comprehensive income:
Foreign currency translation adjustment	7,365	4,102
Foreign currency hedge	(191)	(170)
Comprehensive income including noncontrolling interests	29,928	22,641
Comprehensive income attributable to noncontrolling interests	(453)	–
Comprehensive income attributable to Tetra Tech	$29,475	$22,641

10.                               Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in Canadian dollars.  In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  We also entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013.  Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the first quarters of fiscal 2011 and 2010.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our long-term debt approximates fair value.

11.                               Joint Ventures

On October 4, 2010, we adopted an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity (“VIE”) and whether we should therefore consolidate the VIE.  Such analysis requires us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures.

In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups: (1) joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (2) joint ventures that do not need to be consolidated because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

Joint ventures are considered VIEs if (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (2) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (3) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor.  Many of our joint venture agreements provide for capital calls to fund operations, as necessary; however, such funding is infrequent and is not anticipated to be material. The majority of our joint ventures are pass-through entities for client invoicing purposes. As such, these are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional financial support.

We are considered the primary beneficiary and required to consolidate a VIE if we have the power to direct the activities that most significantly impact that VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE.  In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following: (1) identifying the significant activities and the parties that have the power to direct them; (2) reviewing the governing board composition and participation ratio; (3) determining the equity, profit and loss ratio; (4) determining the management-sharing ratio; (5) reviewing employment terms, including which joint venture partner provides the project manager; and (6) reviewing the funding and operating agreements.  Examples of significant activities include engineering and design services; management consulting services; procurement and construction services; program management; construction management; and operations and maintenance services.  If we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE.  In making the shared-power determination, we analyze the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements.

In the first quarter of fiscal 2011, we assessed our joint ventures in accordance with the current consolidation standard and determined that a majority of our joint ventures were unconsolidated VIEs because we were not the primary beneficiary of those joint ventures.  In some cases, we consolidated VIEs because we were the primary beneficiary of those joint ventures.  None of our current joint ventures determined to be a VIE are individually significant to our condensed consolidated financial statements.

Consolidated Joint Ventures

The following represents the unaudited financial information of consolidated joint ventures included in our condensed consolidated financial statements:

January 2, 2011
(in thousands)

Cash	$5,259
Other current assets	16,766
Non-current assets	16,362
Total assets	$38,387

Accounts payable	$10,065
Other liabilities	2,068
Total liabilities	12,133

Total Tetra Tech equity	13,398
Noncontrolling interests	12,856
Total owners’ equity	26,254
Total liabilities and owners’ equity	$38,387

The aggregate revenue of the consolidated joint ventures was $19.2 million for the three months ended January 2, 2011.  The assets, liabilities and revenue of the consolidated joint ventures were immaterial for prior annual and interim periods as the largest consolidated joint ventures were acquired in connection with our BPR acquisition in the first quarter of fiscal 2011.  The assets of our consolidated joint ventures are restricted for use only by those joint ventures and are not available for our general operations.

Unconsolidated Joint Ventures

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2011 and 2010, we reported $0.9 million and $0.2 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  The unconsolidated VIEs are individually and in aggregate immaterial to our condensed consolidated financial statements.

As of January 2, 2011, the aggregate carrying values of the assets and liabilities of the unconsolidated VIEs were $39.0 million and $21.7 million, respectively.  The carrying value of these assets and liabilities as of October 3, 2010 were immaterial.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of January 2, 2011, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

13.                               Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update that provides amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  We adopted this guidance on October 4, 2010 and it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an Accounting Standards Update that amends the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements.  This guidance is effective for us, with the exception of the new guidance concerning the Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on our consolidated financial statements.  The disclosure requirements for certain Level 3 activities will become effective for fiscal years beginning after December 15, 2010.  As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption will have a material impact on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  All statements other than statements of historical facts are statements that could be deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors” and elsewhere herein.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We are a full-service company with a global reach in the areas of water, the environment, energy, natural resources and infrastructure.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 12,000 employees worldwide, located primarily in North America.

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

	Three Months Ended
	January 2, 2011	December 27, 2009

Client Sector
Federal government	46.4%	55.2%
State and local government	10.8	13.9
Commercial	22.1	23.5
International (1)	20.7	7.4
	100.0%	100.0%

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

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended
	January 2, 2011	December 27, 2009

Reportable Segment
ECS	41.1%	30.3%
TSS	24.1	24.0
EAS	11.1	12.2
RCM	28.6	37.0
Inter-segment elimination	(4.9)	(3.5)
	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended
	January 2, 2011	December 27, 2009

Contract Type
Fixed-price	37.6%	43.9%
Time-and-materials	37.4	33.5
Cost-plus	25.0	22.6
	100.0%	100.0%

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

Other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  Additionally, we include a non-contract related portion of stock-based compensation and depreciation of property and equipment, as well as the amortization of identifiable intangible assets, in SG&A expenses.  Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support corporate activities and initiatives.

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

On October 4, 2010, we acquired BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with services throughout Canada.  BPR is part of our ECS segment.

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic.  Acquisitive revenue consists of revenue derived from acquired companies during the first twelve months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in fiscal 2011 or 2010.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2011, our operating results improved compared to the year-ago quarter despite continuing difficult economic conditions.  We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence.  Our revenue grew 12.8% compared to the year-ago quarter due to contributions from recent acquisitions and strength in mining, water infrastructure and energy projects.  This growth was partially offset by continuing weakness in federal construction management and reduced revenue on state and local infrastructure projects.

We foresee a continued period of weakness in the economy, with a slow and gradual economic recovery.  Despite this weakness, we expect that our revenue will grow moderately in fiscal 2011 compared to fiscal 2010 due to contributions from recent acquisitions and anticipated growth in our business.  We recognize that the economic conditions that have severely impacted both the domestic and international economies over the past few years could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients.

Federal Government.  Our U.S. federal government business declined 5.3% in the first quarter of fiscal 2011 compared to the year-ago quarter.  The decline resulted primarily from reduced activities on Base Realignment and Closure (“BRAC”) and other U.S. Department of Defense (“DoD”) programs, and on certain U.S. Agency for International Development (“USAID”) projects.  The decline was also due to U.S. federal government delays in releasing certain new awards.  The overall decline was partially mitigated by the growth on U.S. Environmental Protection Agency (“EPA”), Federal Aviation Administration (“FAA”), and other U.S. federal government projects.  Also, we experienced increased activity on USAID international development and DoD infrastructure design projects in Afghanistan.  During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable.  We continue to experience delays on new awards for certain large construction management-related projects in Afghanistan and the U.S. Gulf Coast region.  Despite these delays on our back-end construction management projects, we are experiencing significant strength in our front-end water and environmental projects for U.S. federal government clients, such as the U.S. Army Corps of Engineers and the EPA.  As a result, revenue from our U.S. federal government business is expected to be flat in fiscal 2011 compared to fiscal 2010.

State and Local Government.  Our state and local government business declined 12.5% in the first quarter of fiscal 2011 compared to the year-ago quarter.  The decline resulted primarily from reduced revenue from a large transportation infrastructure project.  We continue to experience difficult economic conditions across our state and local government markets.  Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures.  We expect ongoing economic challenges across many states and, overall, we expect that our state and local government revenue will be lower in fiscal 2011 compared to fiscal 2010.

Commercial.  Our commercial business grew 6.0% in the first quarter of fiscal 2011 compared to the year-ago quarter.  This growth was primarily attributable to increased revenue from energy and water infrastructure projects.  Some of our largest commercial customers are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect that some economic weakness may continue in certain sectors of our commercial business, we are cautiously optimistic concerning the overall return to commercial business growth seen in the first quarter of fiscal 2011 due to increased spending by some of our largest commercial customers.  Accordingly, we expect that our commercial business will grow modestly in fiscal 2011 compared to fiscal 2010.

International.  Our international business grew 217.9% in the first quarter of fiscal 2011 compared to the year-ago quarter.  This growth was driven by contributions from our recent Canadian acquisitions and strong demand for our water and environmental services for the mining and energy markets.  We expect that our international business will continue to grow significantly in fiscal 2011 compared to fiscal 2010 as a result of our recent acquisitions and continued strong demand for our services in the mining and energy markets worldwide.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	January 2,	December 27,	Change
	2011	2009	$	%
	($ in thousands)

Revenue	$611,124	$541,957	$69,167	12.8%
Subcontractor costs	(205,544)	(198,464)	(7,080)	(3.6)
Revenue, net of subcontractor costs (1)	405,580	343,493	62,087	18.1
Other costs of revenue	(329,927)	(273,710)	(56,217)	(20.5)
Selling, general and administrative expenses	(41,328)	(38,666)	(2,662)	(6.9)
Operating income	34,325	31,117	3,208	10.3
Interest expense	(1,305)	(256)	(1,049)	(409.8)
Income before income tax expense	33,020	30,861	2,159	7.0
Income tax expense	(10,266)	(12,152)	1,886	15.5
Net income including noncontrolling interests	22,754	18,709	4,045	21.6
Net income attributable to noncontrolling interests	(453)	–	(453)	100.0
Net income attributable to Tetra Tech	$22,301	$18,709	$3,592	19.2%

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

Both revenue and revenue, net of subcontractor costs, increased compared to the prior year as a result of the contributions of $84.6 million and $70.1 million, respectively, from recent acquisitions.  Excluding the effect of acquisitions, revenue and revenue, net of subcontractor costs, decreased due to U.S. federal government delays in releasing certain new awards, and reduced workload from state and local government clients due to continuing weakness in the economy.  Additionally, the decline resulted from the wind-down of certain large programs with the DoD and reduced activity on a large transportation infrastructure project with a state and local government client.  The overall organic revenue decline was partially mitigated by demand from our water infrastructure and energy clients in the commercial sector.  Further, the decline was partially offset by strong revenue growth in our international business, particularly in mining.  Revenue, net of subcontract costs, grew at a higher percentage than revenue due to the low level of subcontracting activity in our recently acquired Canadian operations and a revenue decline in the construction business, which is highly subcontracted.

Operating income increased due to business growth and, to a lesser extent, favorable claim settlements on commercial projects.  The increase was partially offset by additional contract costs incurred for project overruns, and an additional $3.8 million of amortization expense for intangible assets related primarily to our Canadian acquisitions.

Interest expense grew as a result of the additional interest expense incurred for contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions, and average borrowing of $122 million in the first quarter of fiscal 2011 to fund the BPR acquisition and operating capital requirements.

Despite the higher pre-tax income, income tax expense decreased due to a lower effective tax rate that resulted from the extension of R&E credits during fiscal 2011. This included a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010.  The lower effective tax was also a result of our continued foreign expansion.  Our effective tax rates for the first quarters of fiscal 2011 and 2010 were 31.1% and 39.4%, respectively.

Net income attributable to noncontrolling interests related primarily to the consolidated joint ventures associated with our Canadian acquisitions.  Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended
	January 2,	December 27,	Change
	2011	2009	$	%
	($ in thousands)

Revenue	$250,921	$164,555	$86,366	52.5%
Subcontractor costs	(59,460)	(40,821)	(18,639)	(45.7)
Revenue, net of subcontractors costs (1)	$191,461	$123,734	$67,727	54.7%

Operating income	$21,108	$13,196	$7,912	60.0%

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Our recent international acquisitions contributed $69.8 million and $62.9 million to the growth in revenue and revenue, net of subcontractor costs, respectively.  Excluding the effect of acquisitions, revenue and revenue, net of subcontractor costs, increased due to strength in our mining services.  ECS also experienced revenue growth on a large environmental remediation project for a commercial client and federal work for the FAA.  Operating income increased due predominantly to revenue growth.  As a percentage of revenue, operating income grew as a result of improved project performance.

Technical Support Services

	Three Months Ended
	January 2,	December 27,	Change
	2011	2009	$	%
	($ in thousands)

Revenue	$147,830	$130,085	$17,745	13.6%
Subcontractor costs	(62,817)	(47,722)	(15,095)	(31.6)
Revenue, net of subcontractors costs (1)	$85,013	$82,363	$2,650	3.2%

Operating income	$11,569	$10,410	$1,159	11.1%

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

A fiscal 2010 acquisition contributed $14.8 million and $7.2 million to the growth in revenue and revenue, net of subcontractor costs, respectively.  TSS also experienced increased revenue from the EPA as well as other U.S. federal, state and local government agencies.  The increase was partially offset by reduced activity on certain USAID and DoD projects.  Excluding the effect of the acquisition, revenue, net of subcontractor costs, declined due to the aforementioned reduced activity on certain USAID and DoD projects, which were primarily self-performed.  Operating income grew as a result of revenue growth.  As a percentage of revenue, operating income slightly declined due to the aforementioned revenue decrease on certain USAID and DoD projects.

Engineering and Architecture Services

	Three Months Ended
	January 2,	December 27,	Change
	2011	2009	$	%
	($ in thousands)

Revenue	$67,983	$65,998	$1,985	3.0%
Subcontractor costs	(15,893)	(14,779)	(1,114)	(7.5)
Revenue, net of subcontractors costs (1)	$52,090	$51,219	$871	1.7%

Operating income	$4,744	$2,291	$2,453	107.1%

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Both revenue and revenue, net of subcontractor costs, grew as a result of increased workload on international development projects with the U.S. federal government and demand for our water infrastructure services in the commercial business.  The growth was partially offset by the continuing weakness in the state and local government sector caused by budget and spending constraints.  The strong growth in operating income was driven by a favorable claim settlement on a commercial development and infrastructure project.  To a lesser extent, the increase was attributable to reductions in overhead and facility costs that resulted from office consolidations.

Remediation and Construction Management

	Three Months Ended
	January 2,	December 27,	Change
	2011	2009	$	%
	($ in thousands)

Revenue	$174,508	$200,393	$(25,885)	(12.9)%
Subcontractor costs	(97,492)	(114,216)	16,723	14.6
Revenue, net of subcontractors costs (1)	$77,016	$86,177	$(9,162)	(10.6)%

Operating income	$4,524	$9,466	$(4,942)	(52.2)%

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Both revenue and revenue, net of subcontractor costs, declined because of U.S. federal government delays in releasing new awards and the wind-down of certain large programs with the DoD.  Additionally, the decline resulted from reduced activity on large water and transportation infrastructure projects in the commercial and state and local government sectors, respectively.  The decline was partially mitigated by revenue growth driven by demand for our energy services in the commercial sector.  Operating income decreased due largely to the aforementioned revenue decline.  As a percentage of revenue, operating income declined as a result of contract cost overruns incurred for certain projects.  The decline was partially offset by cost mitigation efforts on completed projects and favorable claim settlements.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt services requirements, as well as to fund acquisitions.  We believe that our cash balances, operating cash flow and available borrowing under the credit agreement described below will be sufficient to meet our capital requirements for at least the next twelve months.

Operating Activities.  For the first quarter of fiscal 2011, net cash provided by operating activities was $8.9 million, an increase of $14.1 million compared to the year-ago quarter.  The increase was driven by increased net income and the timing of payments on employee-related compensation.

Investing Activities.  For the first quarter of fiscal 2011, net cash used in investing activities was $171.0 million, an increase of $165.8 million compared to the year-ago quarter.  Net cash payments for business acquisitions were $166.9 million, primarily related to the BPR acquisition in the first quarter of fiscal 2011.

Financing Activities.  For the first quarter of fiscal 2011, net cash provided by financing activities was $22.6 million, an increase of $20.7 million compared to the year-ago quarter.  The increase resulted from the $20 million in borrowing under our credit agreement to fund our working capital needs in the first quarter of fiscal 2011.  The increase was also attributable to an increase in proceeds from the issuance of common stock upon the exercise of stock options.

Debt Financing.  Under our credit agreement, our revolving credit facility (“Facility”) is $300 million, and the term of the agreement extends through March 30, 2012.  As part of the Facility, we may request financial letters of credit up to an aggregate sum of $50 million and standby letters of credit up to the full amount of the Facility.  As of January 2, 2011, we had $140 million in borrowings outstanding, $29 million in standby letters of credit and approximately $131 million in availability under the Facility.  In October 2010, we entered into an amendment of the credit agreement to provide additional flexibility and to clarify certain administrative matters with respect to potential future acquisitions.  The amendment resulted in an interest rate increase of 0.25% per annum.

The credit agreement requires us to comply with various financial and operating covenants.  Specifically, (i) the maximum consolidated leverage ratio (defined as the ratio of funded debt to rolling four-quarter adjusted earnings before interest, tax, depreciation and amortization) is 2.5x for each quarter, and (ii) the minimum fixed charge coverage ratio (as defined in the credit agreement) is 1.25x for each quarter.  As of January 2, 2011, our consolidated leverage ratio was 1.47x, and our fixed charge coverage ratio was 2.49x.  Further, the credit agreement contains other restrictions, including but not limited to, the creation of liens and the payment of dividends on our capital stock (other than stock dividends).  Borrowings under the credit agreement are collateralized by our accounts receivable, the stock of our significant subsidiaries and our cash, deposit accounts, investment property and financial assets.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyzed all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  As of January 2, 2011, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.

During the first quarter of 2011, we prospectively adopted an accounting standard that amends consolidation guidance for VIEs under ASC 810-10 for annual reporting periods beginning after November 15, 2009.  For further discussion of our VIEs, see Note 11 “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.  To date, there have been no material changes in our critical accounting policies as reported in our 2010 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our credit agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the greater of the U.S. federal funds rate plus 0.50% per annum or the bank’s reference rate) plus a margin which ranges from 0.25% to 1.50% per annum, or (b) a Eurodollar rate plus a margin that ranges from 1.25% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 30, 2012, or earlier at our discretion upon payment in full of loans and other obligations.  As of January 2, 2011, we had $140 million in borrowings outstanding under the Facility at a weighted-average interest rate of 1.80% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first quarters of fiscal 2011 and 2010, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiaries in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  For the first quarters of fiscal 2011 and 2010, 20.7% and 7.4% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in Canadian dollars. For the first quarters of fiscal 2011 and 2010, the effect of foreign exchange rate translation on our condensed consolidated balance sheets was a net gain of $7.4 million and $4.1 million, respectively.  These gains were recognized as an adjustment to stockholders’ equity through other comprehensive income.

In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to interest income on an intercompany note denominated in CAD.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  We also entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at date of inception) that matures on January 28, 2013.  For more information, see Note 10 “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of January 2, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of January 2, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

General worldwide economic conditions have experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2010 and the first three months of fiscal 2011, our business, financial condition and results of operations may be materially and adversely affected.

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

•        Stock-based compensation expense;

•        Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our condensed consolidated financial statements;

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

In the first quarter of fiscal 2011, we generated 22.1% of our revenue from commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the first quarter of fiscal 2011, we generated 57.2% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 46.4% of our revenue for the first quarter of fiscal 2011 from the following agencies: 22.4% from DoD agencies, 12.0% from USAID and 12.0% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the first quarter of fiscal 2011, we generated 22.4% of our revenue from the DoD agencies.  We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by BRAC and other domestic programs with the DoD agencies.  Past increases in spending for defense-related programs and outsourcing of U.S. federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenue.

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

We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Services Contract Act and DoD security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future.  In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages.  Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.

Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Government contracts are awarded through a regulated procurement process.  The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  The U.S. federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

•      Provisions for income taxes, R&E credits and related valuation allowances;

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

•      Unanticipated issues in integrating information, communications and other systems;

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of January 2, 2011, our goodwill was $535.1 million and other intangible assets were $75.5 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog as of January 2, 2011 was $1.9 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

During the first quarter of fiscal 2011, we generated 20.7% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

•      General economic, political and financial conditions in foreign markets; and

•      Exposure to civil or criminal liability under the Foreign Corrupt Practices Act (“FCPA”) and other international regulations.  For example, practices in the local business community outside the United States might not conform to international business standards and could violate anticorruption regulations, including the FCPA, which prohibits giving or offering to give anything of value with the intent to influence the awarding of government contracts.

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

We engage in consulting, engineering, program management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenue.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended January 2, 2011, filed with the SEC on February 4, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income for the three-month period ended January 2, 2011 and December 27, 2009, (ii) the Condensed Consolidated Balance Sheets as of January 2, 2011 and October 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month period ended January 2, 2011 and December 27, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2011	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ David W. King
David W. King
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Senior Vice President, Controller
(Principal Accounting Officer)