Form 10-Q
period 2011-04-03
TETRA TECH INC
filed 2011-05-06
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Yes  ☐   No  ☒

As of May 2, 2011, 62,343,081 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	April 3, 2011	October 3, 2010
CURRENT ASSETS:
Cash and cash equivalents	$90,941	$220,933
Accounts receivable – net	598,908	566,642
Prepaid expenses and other current assets	53,435	49,889
Income taxes receivable	8,033	7,249
Total current assets	751,317	844,713

PROPERTY AND EQUIPMENT:
Land and buildings	11,729	11,707
Equipment, furniture and fixtures	157,150	145,210
Leasehold improvements	23,425	18,104
Total	192,304	175,021
Accumulated depreciation and amortization	(108,409)	(95,638)
PROPERTY AND EQUIPMENT – NET	83,895	79,383

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,273	140
GOODWILL	561,237	394,422
INTANGIBLE ASSETS – NET	78,479	45,995
OTHER ASSETS	21,984	17,036

TOTAL ASSETS	$1,500,185	$1,381,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$136,260	$166,450
Accrued compensation	94,948	93,243
Billings in excess of costs on uncompleted contracts	75,601	79,401
Deferred income taxes	12,407	21,851
Current portion of long-term debt	4,383	5,002
Contingent earn-out liabilities	35,569	10,513
Other current liabilities	77,474	90,747
Total current liabilities	436,642	467,207

DEFERRED INCOME TAXES	33,955	12,506
LONG-TERM DEBT	141,653	122,510
OTHER LONG-TERM LIABILITIES	50,508	31,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of April 3, 2011 and October 3, 2010	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,330 and 61,755 shares as of April 3, 2011 and October 3, 2010, respectively	623	618
Additional paid-in capital	384,659	368,865
Accumulated other comprehensive income	38,275	18,763
Retained earnings	399,688	359,887
Total Tetra Tech stockholders’ equity	823,245	748,133
Noncontrolling interests	14,182	–
TOTAL STOCKHOLDERS’ EQUITY	837,427	748,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,500,185	$1,381,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010

Revenue	$612,566	$469,528	$1,223,690	$1,011,485
Subcontractor costs	(182,260)	(143,594)	(387,805)	(342,059)
Other costs of revenue	(355,445)	(262,429)	(685,372)	(536,139)
Selling, general and administrative expenses	(45,605)	(39,978)	(86,932)	(78,644)
Operating income	29,256	23,527	63,581	54,643

Interest expense - net	(1,471)	(352)	(2,776)	(607)
Income before income tax expense	27,785	23,175	60,805	54,036

Income tax expense	(9,704)	(8,846)	(19,970)	(20,998)

Net income including noncontrolling interests	18,081	14,329	40,835	33,038

Net income attributable to noncontrolling interests	(581)	–	(1,034)	–

Net income attributable to Tetra Tech	$17,500	$14,329	$39,801	$33,038

Earnings per share attributable to Tetra Tech:
Basic	$0.28	$0.23	$0.64	$0.54
Diluted	$0.28	$0.23	$0.64	$0.53

Weighted-average common shares outstanding:
Basic	62,121	61,511	61,836	61,291
Diluted	62,945	62,168	62,638	62,083

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	April 3, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$40,835	$33,038

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	27,376	15,957
Loss on settlement of foreign currency forward contract	293	28
Equity in earnings of unconsolidated joint ventures	(2,428)	(632)
Distributions of earnings from unconsolidated joint ventures	2,503	1,646
Stock-based compensation	5,314	5,353
Excess tax benefits from stock-based compensation	(90)	(743)
Deferred income taxes	(4,445)	12,158
Provision for doubtful accounts	1,354	4,754
Exchange gain	(328)	(151)
Gain on disposal of property and equipment	(148)	(767)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	42,848	52,350
Prepaid expenses and other assets	(10,043)	280
Accounts payable	(60,729)	(31,148)
Accrued compensation	96	(19,946)
Billings in excess of costs on uncompleted contracts	(10,931)	(18,121)
Other liabilities	2,791	(2,686)
Income taxes receivable/payable	8,372	(11,294)
Net cash provided by operating activities	42,640	40,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,476)	(9,495)
Payments for business acquisitions, net of cash acquired	(188,031)	(12,216)
Payment in settlement of foreign currency forward contract	(4,216)	(3,960)
Receipt in settlement of foreign currency forward contract	3,923	3,932
Proceeds from sale of property and equipment	340	1,640
Net cash used in investing activities	(197,460)	(20,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,403)	(550)
Proceeds from borrowings	21,867	–
Distributions paid to noncontrolling interests	(501)	–
Excess tax benefits from stock-based compensation	90	743
Net proceeds from issuance of common stock	5,373	2,556
Net cash provided by financing activities	24,426	2,749

EFFECT OF EXCHANGE RATE CHANGES ON CASH	402	662

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(129,992)	23,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	220,933	89,185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,941	$112,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,998	$648
Income taxes, net of refunds received	$14,856	$20,560

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

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12 “Joint Ventures” for further discussion).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.  For both fiscal 2010 and 2011, “Interest expense – net” on the condensed consolidated statements of income reflects $0.2 million and $0.4 million in interest income for each of the three and six-month periods, respectively.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	April 3, 2011	October 3, 2010
	(in thousands)

Billed	$345,803	$314,905
Unbilled	273,732	271,643
Contract retentions	13,710	13,020
Total accounts receivable – gross	633,245	599,568

Allowance for doubtful accounts	(34,337)	(32,926)
Total accounts receivable – net	$598,908	$566,642

Current billings in excess of costs on uncompleted contracts	$75,601	$79,401
Non-current billings in excess of costs on uncompleted contracts	6,164	5,820
Total billings in excess of costs on uncompleted contracts	$81,765	$85,221

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of April 3, 2011 are expected to be billed and collected within twelve months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within twelve months.

Billed accounts receivable related to U.S. federal government contracts were $118.5 million and $86.3 million as of April 3, 2011 and October 3, 2010, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $88.7 million and $102.0 million as of April 3, 2011 and October 3, 2010, respectively.  The non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of April 3, 2011 and October 3, 2010.

3.                                      Mergers and Acquisitions

On October 4, 2010, we acquired all of the outstanding capital stock of BPR, Inc. (“BPR”), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada. BPR is part of our Engineering and Consulting Services (“ECS”) segment. The estimated fair value of the purchase price was approximately $186 million, of which the initial payment of $157 million was financed with borrowings under our revolving credit facility and available cash resources. In addition, the former owner may receive over a two-year period from the acquisition date contingent earn-out payments up to an aggregate maximum of approximately $40 million upon achievement of specified financial objectives. The estimated fair value of the contingent earn-out payments resulted in a discounted liability of $30.8 million, of which $15.3 million is reflected in “Contingent earn-out liabilities” and $15.5 million is included in “Other long-term liabilities” on our condensed consolidated balance sheet as of April 3, 2011. The contingent earn-out consideration is based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)
Net assets acquired	$185,679

BPR was acquired at the beginning of fiscal 2011 and its results are included with our consolidated results of operations for all of fiscal 2011.  No pro forma results are presented for fiscal 2010 as the effect of the BPR acquisition was not considered material to our consolidated results of operations.

In the second quarter of fiscal 2011, we acquired substantially all of the assets of a Canadian firm that enhances our service offerings in water treatment and tailings management for oil sand producers, which are included in our ECS segment.  In the second quarter of fiscal 2010, we acquired a company that enhances our nuclear energy service offerings, which was included in our remediation and construction management segment.  For both of these acquisitions, the purchase price consisted of initial cash payments and is subject to additional contingent earn-out payments based on achievement of specified financial objectives.  As a result, we estimated the fair values of the contingent considerations and recorded a liability on our condensed consolidated balance sheet as of April 3, 2011.  No pro forma results are presented for the respective interim periods as the effect of these acquisitions was not considered material, individually or in aggregate, to our consolidated financial statements.

4.                                      Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the six months ended April 3, 2011 were as follows:

	October 3, 2010	Goodwill Additions	Currency Translation Adjustments	Goodwill Adjustments	April 3, 2011
			(in thousands)

Engineering and consulting services	$244,616	$137,091	$15,255	$12,776	$409,738
Technical support services	68,661	–	–	1,193	69,854
Engineering and architecture services	17,210	–	–	500	17,710
Remediation and construction management	63,935	–	–	–	63,935
Total	$394,422	$137,091	$15,255	$14,469	$561,237

The goodwill additions are attributable to fiscal 2011 acquisitions described above and represent the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The foreign currency translation adjustments relate to our Canadian operations.  The goodwill adjustments reflect earn-out payments and accruals associated with acquisitions consummated prior to fiscal 2010, which are accounted for as goodwill adjustments under previous accounting rules.  The purchase price allocation related to the fiscal 2011 acquisitions is preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired.  We do not believe that any adjustment will have a material effect on our consolidated results of operations.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	April 3, 2011			October 3, 2010
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.3	$5,391	$(2,915)	$4,295	$(2,177)
Client relations	6.0	70,112	(13,462)	41,020	(8,351)
Backlog	1.2	49,778	(32,763)	35,311	(24,329)
Technology and trade names	5.2	2,628	(290)	246	(20)
Total		$127,909	$(49,430)	$80,872	$(34,877)

For the six months ended April 3, 2011, the increases in gross amounts resulted from the Canadian acquisitions and, to a lesser extent, foreign currency translation adjustments. For the three and six months ended April 3, 2011, amortization expense for these intangible assets was $6.9 million and $13.7 million, respectively, compared to $3.0 million and $6.0 million for the same periods last year. Estimated amortization expense for the remainder of fiscal 2011 and the succeeding years is as follows:

Amount
(in thousands)

2011	$13,944
2012	20,856
2013	10,570
2014	9,682
2015	9,343
Beyond	14,084
Total	$78,479

5.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  For the three and six months ended April 3, 2011, stock-based compensation expense was $2.5 million and $5.3 million, respectively, compared to $2.7 million and $5.4 million for the same periods last year.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.

For the three months ended April 3, 2011, we granted 48,000 stock options with an exercise price of $22.81 per share and an estimated weighted-average fair value of $8.94 per share.  For the six months ended April 3, 2011, we granted 1,060,849 stock options with exercise prices of $22.81 - $23.48 per share and an estimated weighted-average fair value of $9.11 per share.  In addition, we awarded 84,606 shares of restricted stock in the first quarter of fiscal 2011 to our directors and executive officers at the fair value of $23.48 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$17,500	$14,329	$39,801	$33,038

Weighted-average common shares outstanding – basic	62,121	61,511	61,836	61,291
Effect of dilutive stock options and unvested restricted stock	824	657	802	792
Weighted-average common stock outstanding – diluted	62,945	62,168	62,638	62,083

Earnings per share attributable to Tetra Tech:
Basic	$0.28	$0.23	$0.64	$0.54
Diluted	$0.28	$0.23	$0.64	$0.53

For the three and six months ended April 3, 2011, 2.3 million and 2.8 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 2.3 million and 2.0 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

7.                                      Income Taxes

For the first half of fiscal 2011, our effective tax rate was 32.8% compared to 38.9% for the same period last year.  The lower effective tax rate was primarily the result of the extension of the research and experimentation credits (“R&E credits”) and the continued expansion of our foreign operations.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law.  The Act included a retroactive extension of R&E credits for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of this extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in the first quarter of fiscal 2011 tax expense.  We completed R&E credit studies for fiscal 2008 and fiscal 2009 during the second quarter of fiscal 2011.  The results of these studies did not have a material impact on the benefit previously recognized for the R&E credits.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended April 3, 2011:
Revenue	$265,303	$136,169	$73,659	$160,049	$635,180
Segment operating income	20,232	9,049	5,163	3,749	38,193
Depreciation expense	2,723	281	466	2,497	5,967

Three months ended March 28, 2010:
Revenue	$159,807	$120,309	$68,718	$142,389	$491,223
Segment operating income	11,737	9,976	826	5,407	27,946
Depreciation expense	1,386	153	549	2,151	4,239

Six months ended April 3, 2011:
Revenue	$516,224	$283,999	$141,642	$334,557	$1,276,422
Segment operating income	41,341	20,618	9,907	8,272	80,138
Depreciation expense	5,480	540	953	4,916	11,889

Six months ended March 28, 2010:
Revenue	$324,362	$250,394	$134,716	$342,782	$1,052,254
Segment operating income	24,933	20,386	3,117	14,873	63,309
Depreciation expense	2,793	312	1,102	4,208	8,415

Total assets by segment were as follows:

	April 3, 2011	October 3, 2010
	(in thousands)

ECS	$893,284	$618,025
TSS	301,530	281,376
EAS	98,279	93,696
RCM	295,015	327,393
Total assets	$1,588,108	$1,320,490

Reconciliations

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
	(in thousands)

Revenue
Revenue from reportable segments	$635,180	$491,223	$1,276,422	$1,052,254
Elimination of inter-segment revenue	(22,614)	(21,695)	(52,732)	(40,769)
Total consolidated revenue	$612,566	$469,528	$1,223,690	$1,011,485

Operating Income
Segment operating income	$38,193	$27,946	$80,138	$63,309
Amortization of intangibles	(6,942)	(3,020)	(13,723)	(6,000)
Other expense (1)	(1,995)	(1,399)	(2,834)	(2,666)
Total consolidated operating income	$29,256	$23,527	$63,581	$54,643

Depreciation Expense
Depreciation expense from reportable segments	$5,967	$4,239	$11,889	$8,415
Other (2)	755	701	1,503	1,340
Total consolidated depreciation expense	$6,722	$4,940	$13,392	$9,755

(1)              Other expense includes corporate costs not allocable to segments.

(2)              Other includes depreciation expense from corporate headquarters.

	April 3, 2011	October 3, 2010
	(in thousands)

Assets
Total assets of reportable segments	$1,588,108	$1,320,490
Assets not allocated to segments and intercompany eliminations	(87,923)	61,199
Total consolidated assets	$1,500,185	$1,381,689

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
	(in thousands)
Client Sector
Federal government (1)	$284,510	$249,863	$568,030	$549,235
State and local government	65,960	77,391	131,872	152,705
Commercial	112,072	102,499	247,207	229,965
International (2)	150,024	39,775	276,581	79,580
Total	$612,566	$469,528	$1,223,690	$1,011,485

(1)      Includes revenue generated under U.S. government contracts performed outside the U.S.

(2)      Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

9.                                      Comprehensive Income

Comprehensive income is comprised of net income, and translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
	(in thousands)

Net income including noncontrolling interests	$18,081	$14,329	$40,835	$33,038
Other comprehensive income:
Foreign currency translation adjustment	12,688	1,974	20,585	6,076
Foreign currency hedge	(134)	(184)	(325)	(354)
Comprehensive income including noncontrolling interests	30,635	16,119	61,095	38,760

Net income attributable to noncontrolling interests	(581)	–	(1,034)	–
Foreign currency translation adjustment	(216)	–	(748)	–
Comprehensive income attributable to noncontrolling interests	(797)	–	(1,782)	–

Comprehensive income attributable to Tetra Tech	$29,838	$16,119	$59,313	$38,760

10.          Debt

On March 28, 2011, we entered into a new credit agreement (“Credit Agreement”) and concurrently terminated our prior credit agreement.  The Credit Agreement provides for a $460 million five-year revolving credit facility (“Facility”), which includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At our election, the Facility may be increased from time to time by an amount up to $140 million in the aggregate, provided that no existing lender is required to commit to any such increased amount.  As of April 3, 2011, we had $140 million in borrowings outstanding which was carried over from the prior credit agreement to the Facility at a weighted-average interest rate of 2.01% per annum, $29 million in standby letters of credit and $291 million in availability under the Facility.  Additionally, we had no multicurrency borrowings and letters of credit under the Facility as of April 3, 2011.

Interest on borrowings under the Credit Agreement is payable, at our election, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate and the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/earnings before interest, tax, depreciation and amortization (“EBITDA”, as defined in the Credit Agreement)), and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA minus capital expenditures/cash interest plus taxes plus principal payments).  As of April 3, 2011, we were in compliance with these covenants with a consolidated leverage ratio of 1.33x, and a consolidated fixed charge coverage ratio of 2.65x.

The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.  As of April 3, 2011, we met all compliance requirements.

11.          Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in Canadian dollars.  In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods.  Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  Additionally, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million.  In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014. objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period.  These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the three and six-month periods of fiscal 2011 and 2010.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities.  The carrying value of our long-term debt approximates fair value.

12.          Joint Ventures

On October 4, 2010, we adopted an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity (“VIE”) and whether we should therefore consolidate the VIE.  This analysis requires us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures.

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

In the second quarter of fiscal 2011, there were no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE.  Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

Consolidated Joint Ventures

The following represents the unaudited financial information of consolidated joint ventures included in our condensed consolidated financial statements:

April 3, 2011
(in thousands)

Cash	$4,281
Other current assets	18,759
Non-current assets	16,647
Total assets	$39,687

Accounts payable	$3,594
Other liabilities	7,726
Total liabilities	11,320

Total Tetra Tech equity	14,185
Noncontrolling interests	14,182
Total owners’ equity	28,367
Total liabilities and owners’ equity	$39,687

The aggregate revenue of the consolidated joint ventures was $19.3 million and $38.5 million for the three and six months ended April 3, 2011, respectively.  The assets, liabilities and revenue of the consolidated joint ventures were immaterial for prior annual and interim periods as the largest consolidated joint ventures were acquired in connection with the BPR acquisition in the first quarter of fiscal 2011.  The assets of our consolidated joint ventures are restricted for use only by those joint ventures and are not available for our general operations.

Unconsolidated Joint Ventures

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.

Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended April 3, 2011, we reported $1.5 million and $2.4 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.4 million and $0.6 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  The unconsolidated VIEs are, individually and in aggregate, immaterial to our consolidated financial statements.

As of April 3, 2011, the aggregate carrying values of the assets and liabilities of the unconsolidated VIEs were $33.5 million and $30.8 million, respectively.  The carrying values of these assets and liabilities as of October 3, 2010 were immaterial.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of April 3, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

14.          Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that provides amendments to the criteria of Accounting Standards Codification Topic 605, “Revenue Recognition”, for separately recognizing consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable.  We adopted this guidance on October 4, 2010 and it did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an updated accounting guidance that amends the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements.  This guidance is effective for us, with the exception of the new guidance concerning the Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on our consolidated financial statements.  The disclosure requirements for certain Level 3 activities will become effective for fiscal years beginning after December 15, 2010.  As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption.  We adopted the new disclosures in the second quarter of fiscal 2011 and it did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The new accounting guidance is effective for fiscal years beginning after December 15, 2010.  Early adoption is not permitted.  We will adopt the new disclosures in the first quarter of fiscal 2012.  We are currently evaluating the impact of this guidance, and we do not expect the adoption will have a material impact on our consolidated financial statements.

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

We are a full-service company with a global reach in the areas of water, the environment, energy, natural resources and infrastructure.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets.  We currently have more than 12,000 employees worldwide, located primarily in North America.

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

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Client Sector
Federal government (1)	46.4%	53.2%	46.4%	54.3%
State and local government	10.8	16.5	10.8	15.1
Commercial	18.3	21.8	20.2	22.7
International (2)	24.5	8.5	22.6	7.9
Total	100.0%	100.0%	100.0%	100.0%

(1)      Includes revenue generated under U.S. government contracts performed outside the U.S.

(2)      Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

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

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Reportable Segment
ECS	43.3%	34.1%	42.2%	32.1%
TSS	22.2	25.6	23.2	24.8
EAS	12.0	14.6	11.6	13.3
RCM	26.1	30.3	27.3	33.9
Inter-segment elimination	(3.6)	(4.6)	(4.3)	(4.1)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Contract Type
Fixed-price	37.2%	40.1%	37.4%	42.1%
Time-and-materials	40.8	35.9	39.1	34.6
Cost-plus	22.0	24.0	23.5	23.3
	100.0%	100.0%	100.0%	100.0%

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

On October 4, 2010, we acquired BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada.  In the second quarter of fiscal 2011, we acquired substantially all of the assets of another Canadian firm that enhances our service offerings in water treatment and tailings management for oil sands producers.  Both firms are part of our ECS segment.  In the second quarter of fiscal 2010, we acquired a company that enhances our nuclear energy service offerings in the RCM segment.  For more information, see Note 3 “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the second quarter of fiscal 2011, our operating results improved significantly compared to the year-ago quarter despite continuing challenges in the markets for our construction management services.  We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence.  Our revenue grew 30.5% compared to the year-ago quarter due to contributions from recent acquisitions and strength in the areas of mining, water infrastructure and energy.  This growth was partially offset by continued weakness in federal construction management and reduced revenue from state and local infrastructure projects.

We foresee the continuation of a slow and gradual economic recovery in the United States following the severe economic weakness experienced during the global financial crisis, and a faster rate of growth and stronger market demand for our services in our international markets.  We expect that our revenue will grow significantly in fiscal 2011 compared to fiscal 2010 due to contributions from recent acquisitions and anticipated growth in our business.  We recognize that the economic conditions that have severely impacted both the domestic and international economies over the past few years could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients.

Federal Government.  Our U.S. federal government business grew 13.9% in the second quarter of fiscal 2011 compared to the year-ago quarter.  This growth was driven primarily by strong demand for our international development services for the U.S. Agency for International Development (“USAID”), as well as for our front-end water, environmental, and infrastructure engineering and design services for other federal customers.  These customers included the various military branches of the U.S. Department of Defense (“DoD”), the International Boundary and Water Commission, the General Services Administration, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency (“EPA”), and the Federal Aviation Administration (“FAA”).  We also experienced increased workloads on DoD infrastructure design projects in Afghanistan.  During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable.  However, we continue to experience delays on new awards for certain large construction management-related projects in Afghanistan and the U.S. Gulf Coast region.  Despite these delays on our back-end construction management projects, we are experiencing significant strength in our front-end water and environmental projects for U.S. federal government clients.  As a result, revenue from our U.S. federal government business is expected to grow modestly in fiscal 2011 compared to fiscal 2010.

State and Local Government.  Our state and local government business declined 14.8% in the second quarter of fiscal 2011 compared to the year-ago quarter.  The decline resulted primarily from reduced revenue associated with a large transportation infrastructure project.  We continue to experience difficult economic conditions across our state and local government markets.  Many state and local government agencies continue to face serious economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by the regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures.  Because we anticipate that many state and local government agencies will continue to face serious economic challenges, our state and local government business is expected to decline in fiscal 2011 compared to fiscal 2010.

Commercial.  Our commercial business grew 9.3% in the second quarter of fiscal 2011 compared to the year-ago quarter. This growth was primarily attributable to increased revenue from energy and water infrastructure projects.  Some of our largest commercial customers are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect that some economic weakness may continue in certain sectors of our commercial business, we are cautiously optimistic concerning the growth in commercial business due to increased spending by some of our largest commercial customers.  Accordingly, we expect that our commercial business will grow modestly in fiscal 2011 compared to fiscal 2010.

International.  Our international business grew 277.2% in the second quarter of fiscal 2011 compared to the year-ago quarter.  This growth was driven by contributions from our recent Canadian acquisitions and strong demand for our water and environmental services in the mining and energy markets.  We expect that our international business will continue to grow significantly in fiscal 2011 compared to fiscal 2010 as a result of our recent acquisitions and continued strong demand for our services in the mining and energy markets worldwide.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 3,	March 28,	Change		April 3,	March 28,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$612,566	$469,528	$143,038	30.5%	$1,223,690	$1,011,485	$212,205	21.0%
Subcontractor costs	(182,260)	(143,594)	(38,666)	(26.9)	(387,805)	(342,059)	(45,746)	(13.4)
Revenue, net of subcontractor costs (1)	430,306	325,934	104,372	32.0	835,885	669,426	166,459	24.9
Other costs of revenue	(355,445)	(262,429)	(93,016)	(35.4)	(685,372)	(536,139)	(149,233)	(27.8)
Selling, general and administrative expenses	(45,605)	(39,978)	(5,627)	(14.1)	(86,932)	(78,644)	(8,288)	(10.5)
Operating income	29,256	23,527	5,729	24.4	63,581	54,643	8,938	16.4
Interest expense - net	(1,471)	(352)	(1,119)	(317.9)	(2,776)	(607)	(2,169)	(357.3)
Income before income tax expense	27,785	23,175	4,610	19.9	60,805	54,036	6,769	12.5
Income tax expense	(9,704)	(8,846)	(858)	(9.7)	(19,970)	(20,998)	1,028	4.9
Net income including noncontrolling interests	18,081	14,329	3,752	26.2	40,835	33,038	7,797	23.6
Net income attributable to noncontrolling interests	(581)	–	(581)	(100.0)	(1,034)	–	(1,034)	(100.0)
Net income attributable to Tetra Tech	$17,500	$14,329	$3,171	22.1%	$39,801	$33,038	$6,763	20.5%

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

For the three-month period, both revenue and revenue, net of subcontractor costs, increased due to the contributions of $95.7 million and $80.3 million, respectively, from recent acquisitions.  Excluding the effect of acquisitions, revenue and revenue, net of subcontractor costs, grew $47.4 million or 10.1%, and $24.1 million or 7.4%, respectively.  For the six-month period, both revenue and revenue, net of subcontractor costs, increased due to the contributions of $180.3 million and $150.4 million, respectively, from recent acquisitions.  Excluding the effect of acquisitions, revenue and revenue, net of subcontractor costs, grew $31.9 million, or 3.2%, and $16.0 million, or 2.4%, respectively.  The growth was driven by increased activity on DoD, USAID, FAA and other U.S. federal government projects.  Additionally, the growth resulted from increased demand for our mining services from domestic and international clients, as well as for our energy and telecommunications services.  The overall growth was partially offset by a revenue decline in the state and local government sector due to continuing weakness in the economy and reduced activity on a large transportation infrastructure project.

For three and six-month periods, operating income increased as a result of business growth.  For both periods, operating income benefitted from the recognition of government incentive award fees on a large environmental remediation program and favorable project close-outs related to energy and construction management projects compared to the year-ago periods.  To a lesser extent, operating income increased due to favorable claim settlements and lower bad debt expense on commercial projects.  The increases were partially offset by additional contract costs incurred for project overruns on several fixed-price construction and energy projects.  Further, we recorded an additional $3.9 million and $7.7 million of amortization expense for intangible assets related to our recent acquisitions for the three and six-month periods, respectively.

For both periods, net interest expense grew as a result of increased average borrowings on our credit facility and additional imputed interest costs recognized for long-term contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions.

For the three-month period, income tax expense increased due to higher pre-tax income.  For the six-month period, despite the higher pre-tax income, income tax expense decreased due to a lower effective tax rate that resulted from the extension of R&E credits and our continued foreign expansion during fiscal 2011.  There was a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 that was recorded in the first quarter of fiscal 2011.  Our effective tax rates for the first half of fiscal 2011 and 2010 were 32.8% and 38.9%, respectively.

Net income attributable to noncontrolling interests related primarily to the consolidated joint ventures associated with our Canadian acquisitions.  Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Six Months Ended
	April 3,	March 28,	Change		April 3,	March 28,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$265,303	$159,807	$105,496	66.0%	$516,224	$324,362	$191,862	59.2%
Subcontractor costs	(59,122)	(42,057)	(17,065)	(40.6)	(118,582)	(82,878)	(35,704)	(43.1)
Revenue, net of subcontractor costs (1)	$206,181	$117,750	$88,431	75.1%	$397,642	$241,484	$156,158	64.7%

Operating income	$20,232	$11,737	$8,495	72.4%	$41,341	$24,933	$16,408	65.8%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, our recent Canadian acquisitions contributed $81.7 million and $151.5 million in revenue, and $73.2 million and $136.2 million in revenue, net of subcontractor costs, respectively.  Excluding the effect of acquisitions, revenue grew 14.9% and 12.4%, and revenue, net of subcontractor costs, grew 12.9% and 8.3% for the three and six-month periods, respectively.  The growth was driven by demand for our mining services from domestic and international clients.  To a lesser extent, the growth resulted from increased activity on FAA, EPA and other federal government projects.  The overall growth was partially offset by a wind-down on DoD projects and weakness in the state and local government business.

For both periods, operating income increased due predominantly to revenue growth.  For the three-month period, operating income increased at a lower rate compared to the growth rate for revenue, net of subcontractor costs, due to seasonality effects associated with certain acquired Canadian operations.

Technical Support Services

	Three Months Ended				Six Months Ended
	April 3,	March 28,	Change		April 3,	March 28,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$136,169	$120,309	$15,860	13.2%	$283,999	$250,394	$33,605	13.4%
Subcontractor costs	(54,201)	(41,698)	(12,503)	(30.0)	(117,018)	(89,420)	(27,598)	(30.9)
Revenue, net of subcontractor costs (1)	$81,968	$78,611	$3,357	4.3%	$166,981	$160,974	$6,007	3.7%

Operating income	$9,049	$9,976	$(927)	(9.3)%	$20,618	$20,386	$232	1.1%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, an acquisition in the fourth quarter of fiscal 2010 contributed $13.9 million and $28.8 million in revenue, and $7.1 million and $14.2 million in revenue, net of subcontractor costs, respectively.  Excluding the effect of the acquisition, revenue grew as a result of EPA and state and local government projects, partially offset by reduced activity on the DoD projects.  Revenue, net of subcontractor costs, did not grow at the same pace as revenue due to a high level of subcontracting activities at the acquired company and on certain EPA programs.

For the three-month period, operating income declined due to additional contract costs incurred for project overruns.  The decline was partially mitigated by increased income from revenue growth and favorable project close-outs.  For the six-month period, operating income grew as a result of revenue growth and favorable project close-outs, partially offset by the aforementioned additional contract costs.  For both periods, as a percentage of revenue, operating income declined due to the aforementioned project overruns and a higher level of subcontracting activities compared to the year-ago periods.

Engineering and Architecture Services

	Three Months Ended				Six Months Ended
	April 3,	March 28,	Change		April 3,	March 28,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$73,659	$68,718	$4,941	7.2%	$141,642	$134,716	$6,926	5.1%
Subcontractor costs	(15,490)	(14,293)	(1,197)	(8.4)	(31,383)	(29,073)	(2,310)	(7.9)
Revenue, net of subcontractor costs (1)	$58,169	$54,425	$3,744	6.9%	$110,259	$105,643	$4,616	4.4%

Operating income	$5,163	$826	$4,337	525.0%	$9,907	$3,117	$6,790	217.8%

[

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, both revenue and revenue, net of subcontractor costs, increased due to increased workload on DoD and international development projects for the U.S. federal government.  Additionally, the growth was driven by demand for our water infrastructure and design engineering services from several commercial clients.

For the three and six-month periods, operating income increased due to revenue growth, favorable project close-outs and a reduction in facility costs that resulted from prior-year office consolidations.  Additionally, the increase was driven by lower  provisions for losses on accounts receivable as a result of cash collections and a favorable claim settlement on aged receivables compared to the year-ago periods.  For the three-month period ended March 28, 2010, operating income was reduced by a $3.1 million provision for losses on accounts receivable on certain commercial development and infrastructure projects.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	April 3,	March 28,	Change		April 3,	March 28,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$160,049	$142,389	$17,660	12.4%	$334,557	$342,782	$(8,225)	(2.4)%
Subcontractor costs	(76,061)	(67,241)	(8,820)	(13.1)	(173,554)	(181,457)	7,903	4.4
Revenue, net of subcontractor costs (1)	$83,988	$75,148	$8,840	11.8%	$161,003	$161,325	$(322)	(0.2)%

Operating income	$3,749	$5,407	$(1,658)	(30.7)%	$8,272	$14,873	$(6,601)	(44.4)%

[

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three-month period, both revenue and revenue, net of subcontractor costs, grew as a result of increased activity on several large projects for the DoD and other federal government clients.  Additionally, the growth was driven by demand for our energy and telecommunications services from commercial clients in North America.  The overall growth was partially offset by a decline in our state and local government business due to reduced activity on a large transportation project.  For the six-month period, revenue decreased because of the wind-down of certain large programs with the DoD, and reduced activity on large water and transportation infrastructure projects in the commercial and state and local government sectors, respectively.  The decline was partially mitigated by strength in our energy services domestically and internationally, and increased activity in our telecommunications business.

For the three and six-month periods, operating income declined approximately $12 million and $15 million, respectively, due to the recognition of contract cost overruns on several fixed-price construction and energy projects.  Additionally, operating income was adversely impacted by lower profit rates on certain federal government and commercial construction projects as a result of competitive pricing pressure.  For both periods, the decline was partially mitigated by the recognition of an additional $12 million in government incentive award fees on a large environmental remediation program and favorable project close-outs related to energy and construction management projects compared to the year-ago periods.  To a lesser extent, the decline was partially offset by lower severance costs and overhead costs in the current year after a reduction in headcount in the prior year associated with the revenue decline in the construction management business.

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

Operating Activities.  For the six-month period, net cash provided by operating activities was $42.6 million, an increase of $2.6 million compared to the year-ago period.  The increase was driven by increased net income and the timing of payments on employee-related compensation.  The increase was partially offset by the timing of cash collections on accounts receivable, and payments on accounts payable and prepaid expenses.

Investing Activities.  For the six-month period, net cash used in investing activities was $197.5 million, an increase of $177.4 million compared to the year-ago period.  The increase was due primarily to fiscal 2011 Canadian acquisitions and contingent earn-out payments related to acquisitions in prior years.

Financing Activities.  For the six-month period, net cash provided by financing activities was $24.4 million, an increase of $21.7 million compared to the year-ago period.  The increase resulted primarily from the $20 million in borrowing under our credit facility to fund our working capital needs in the first quarter of fiscal 2011.

Debt Financing.  On March 28, 2011, we entered into a new Credit Agreement and concurrently terminated our prior credit agreement.  The Credit Agreement provides for a $460 million five-year Facility, which includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  As of April 3, 2011, we had $140 million in borrowings under the Facility at a weighted-average interest rate of 2.01% per annum, $29 million in standby letters of credit and $291 million in availability under the Facility.  Additionally, we had no multicurrency borrowings and letters of credit under the Facility as of April 3, 2011.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/ EBITDA), and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA minus capital expenditures/cash interest plus taxes plus principal payments).  As of April 3, 2011, we were in compliance with these covenants with a consolidated leverage ratio of 1.33x and a consolidated fixed charge coverage ratio of 2.65x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyzed all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  As of April 3, 2011, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.  For further discussion of our VIEs, see Note 12 “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

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

We are exposed to interest rate risk under our credit agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations.  As of April 3, 2011, we had $140.0 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.01% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first half of fiscal 2011 and 2010, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiaries in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  For the first half of fiscal 2011 and 2010, 22.6% and 7.9% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in Canadian dollars.  For the first half of fiscal 2011 and 2010, the effect of foreign exchange rate translation on our condensed consolidated balance sheets was a net gain of $20.6 million and $6.1 million, respectively.  These gains were recognized as an adjustment to stockholders’ equity through other comprehensive income.

In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to interest income on an intercompany note denominated in CAD.  Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million.  Additionally, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million. In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  For more information, see Note 11 “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 3, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of April 3, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

General worldwide economic conditions have experienced a downturn due to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2010 and the first half of fiscal 2011, our business, financial condition and results of operations may be materially and adversely affected.

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

In the second quarter of fiscal 2011, we generated 18.3% of our revenue from commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the second quarter of fiscal 2011, we generated 57.2% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 46.4% of our revenue for the second quarter of fiscal 2011 from the following agencies: 23.3% from DoD agencies, 11.3% from USAID and 11.8% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the second quarter of fiscal 2011, we generated 23.3% of our revenue from the DoD agencies.  We continued to experience a revenue decline due to the completion of our Iraq-related contracts, largely offset by Base Realignment and Closure and other domestic programs with the DoD agencies.  Past increases in spending for defense-related programs and outsourcing of U.S. federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenue.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of April 3, 2011, our goodwill was $561.2 million and other intangible assets were $78.5 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog as of April 3, 2011 was $2.0 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

During the second quarter of fiscal 2011, we generated 24.5% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

We depend on contractors and subcontractors in conducting our business.  There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract.  In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-

upon supplies, fail to perform the agreed-upon services or go out of business, then our ability to fulfill our obligations as a prime contractor may be jeopardized.

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

Our results could be adversely affected by an inability to access our $460 million revolving credit facility.  Unfavorable financial or economic conditions could impact certain issuers’ willingness or ability to fund our revolving credit facility.  In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

Item 6.                                   Exhibits

The following documents are filed as Exhibits to this Report:

10.1

Credit Agreement, dated as of March 28, 2011, among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2011).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended April 3, 2011, filed with the SEC on May 6, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income for the three and six-month periods ended April 3, 2011 and March 28, 2010, (ii) the Condensed Consolidated Balance Sheets as of April 3, 2011 and October 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month period ended April 3, 2011 and March 28, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)