Form 10-Q
period 2011-07-03
TETRA TECH INC
filed 2011-08-05
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Yes  ☐   No  ☒

As of August 1, 2011, 62,481,732 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	July 3, 2011	October 3, 2010
CURRENT ASSETS:
Cash and cash equivalents	$98,366	$220,933
Accounts receivable – net	669,131	566,642
Prepaid expenses and other current assets	53,022	49,889
Income taxes receivable	9,392	7,249
Total current assets	829,911	844,713

PROPERTY AND EQUIPMENT:
Land and buildings	11,729	11,707
Equipment, furniture and fixtures	159,327	145,210
Leasehold improvements	23,888	18,104
Total	194,944	175,021
Accumulated depreciation and amortization	(114,393)	(95,638)
PROPERTY AND EQUIPMENT – NET	80,551	79,383

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,427	140
GOODWILL	564,126	394,422
INTANGIBLE ASSETS – NET	71,703	45,995
OTHER ASSETS	22,109	17,036

TOTAL ASSETS	$1,571,827	$1,381,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$184,391	$166,450
Accrued compensation	120,467	93,243
Billings in excess of costs on uncompleted contracts	83,907	79,401
Deferred income taxes	18,145	21,851
Current portion of long-term debt	2,830	5,002
Contingent earn-out liabilities	27,512	10,513
Other current liabilities	74,112	90,747
Total current liabilities	511,364	467,207

DEFERRED INCOME TAXES	27,663	12,506
LONG-TERM DEBT	112,744	122,510
OTHER LONG-TERM LIABILITIES	51,951	31,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding as of July 3, 2011 and October 3, 2010	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,464 and 61,755 shares as of July 3, 2011 and October 3, 2010, respectively	625	618
Additional paid-in capital	389,634	368,865
Accumulated other comprehensive income	40,159	18,763
Retained earnings	423,526	359,887
Total Tetra Tech stockholders’ equity	853,944	748,133
Noncontrolling interests	14,161	–
TOTAL STOCKHOLDERS’ EQUITY	868,105	748,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,571,827	$1,381,689

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Revenue	$673,792	$562,365	$1,897,482	$1,573,850
Subcontractor costs	(193,288)	(192,237)	(581,093)	(534,295)
Other costs of revenue	(398,131)	(297,730)	(1,083,503)	(833,869)
Selling, general and administrative expenses	(42,965)	(39,692)	(129,897)	(118,337)
Operating income	39,408	32,706	102,989	87,349

Interest expense - net	(1,703)	(336)	(4,478)	(943)
Income before income tax expense	37,705	32,370	98,511	86,406

Income tax expense	(12,957)	(11,731)	(32,928)	(32,728)

Net income including noncontrolling interests	24,748	20,639	65,583	53,678

Net income attributable to noncontrolling interests	(909)	–	(1,944)	–

Net income attributable to Tetra Tech	$23,839	$20,639	$63,639	$53,678

Earnings per share attributable to Tetra Tech:
Basic	$0.38	$0.34	$1.03	$0.87
Diluted	$0.38	$0.33	$1.01	$0.86

Weighted-average common shares outstanding:
Basic	62,203	61,560	61,967	61,380
Diluted	62,934	62,181	62,745	62,115

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 3, 2011	June 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$65,583	$53,678

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	41,562	24,113
Loss on settlement of foreign currency forward contract	293	28
Equity in earnings of unconsolidated joint ventures	(3,440)	(901)
Distributions of earnings from unconsolidated joint ventures	3,882	1,412
Stock-based compensation	7,807	7,679
Excess tax benefits from stock-based compensation	(104)	(755)
Deferred income taxes	(5,535)	11,771
Provision for doubtful accounts	2,557	6,105
Exchange gain	(425)	(254)
Gain on disposal of property and equipment	(310)	(897)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,211)	(14,503)
Prepaid expenses and other assets	(10,521)	5,976
Accounts payable	(12,741)	2,737
Accrued compensation	25,615	(16,166)
Billings in excess of costs on uncompleted contracts	(2,632)	(17,294)
Other liabilities	6,799	2,175
Income taxes receivable/payable	8,220	(341)
Net cash provided by operating activities	98,399	64,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,582)	(15,855)
Payments for business acquisitions, net of cash acquired	(206,066)	(23,444)
Payment in settlement of foreign currency forward contract	(4,216)	(3,960)
Receipt in settlement of foreign currency forward contract	3,923	3,932
Investments in unconsolidated joint ventures	(530)	–
Proceeds from sale of property and equipment	676	2,189
Net cash used in investing activities	(219,795)	(37,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(42,641)	(824)
Proceeds from borrowings	33,308	–
Net change overdrafts	755	–
Distributions paid to noncontrolling interests	(1,507)	–
Excess tax benefits from stock-based compensation	104	755
Net proceeds from issuance of common stock	8,012	3,165
Net cash (used in) provided by financing activities	(1,969)	3,096

EFFECT OF EXCHANGE RATE CHANGES ON CASH	798	588

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122,567)	31,109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	220,933	89,185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,366	$120,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,047	$1,078
Income taxes, net of refunds received	$29,158	$21,595

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

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12 “Joint Ventures” for further discussion).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.  For the three and nine months ended July 3, 2011, “Interest expense – net” on the condensed consolidated statements of income reflects $0.2 million and $0.5 million in interest income compared to $0.2 million and $0.6 million for the same periods last year, respectively.

2.             Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	July 3, 2011	October 3, 2010
	(in thousands)

Billed	$372,771	$314,905
Unbilled	316,367	271,643
Contract retentions	13,890	13,020
Total accounts receivable – gross	703,028	599,568

Allowance for doubtful accounts	(33,897)	(32,926)
Total accounts receivable – net	$669,131	$566,642

Current billings in excess of costs on uncompleted contracts	$83,907	$79,401
Non-current billings in excess of costs on uncompleted contracts	6,194	5,820
Total billings in excess of costs on uncompleted contracts	$90,101	$85,221

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all unbilled receivables as of July 3, 2011 are expected to be billed and collected within twelve months.  Unbilled accounts receivable include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government.  These amounts are recorded only when they can be reliably estimated and realization is probable.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within twelve months.

Billed accounts receivable related to U.S. federal government contracts were $96.0 million and $86.3 million as of July 3, 2011 and October 3, 2010, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $97.6 million and $102.0 million as of July 3, 2011 and October 3, 2010, respectively.  The non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable as of July 3, 2011 and October 3, 2010.

3.             Mergers and Acquisitions

On October 4, 2010, we acquired all of the outstanding capital stock of BPR, Inc. (“BPR”), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada. BPR is part of our Engineering and Consulting Services (“ECS”) segment. The estimated fair value of the purchase price was approximately $186 million, of which the initial payment of $157 million was financed with borrowings under our revolving credit facility and available cash resources. In addition, the former owners may receive over a two-year period from the acquisition date contingent earn-out payments up to an aggregate maximum of Canadian dollars (“CAD”) $40 million (equivalent to U.S. $41.7 million as of July 3, 2011) upon achievement of specified financial objectives. The estimated fair value of the contingent earn-out payments resulted in a discounted liability of $31.2 million, of which $15.5 million is reflected in “Contingent earn-out liabilities” and $15.7 million is included in “Other long-term liabilities” on our condensed consolidated balance sheet as of July 3, 2011. The contingent earn-out consideration is based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)
Net assets acquired	$185,679

BPR was acquired at the beginning of fiscal 2011 and its results are included in our consolidated results of operations for all of fiscal 2011.  No pro forma results are presented for fiscal 2010 as the effect of the BPR acquisition was not considered material to our consolidated results of operations.

In the second quarter of fiscal 2011, we acquired substantially all of the assets of a Canadian firm that enhances our service offerings in water treatment and tailings management for oil sand producers, which are included in our ECS segment.  During the first nine months of fiscal 2010, we acquired three companies that enhanced our service offerings and expanded our geographic presence in the ECS and Remediation and Construction Management segments.  The purchase price for two of these acquisitions consisted of cash payments.  The purchase price for the remaining two acquisitions consisted of an initial cash payment and contingent earn-out payments based upon achievement of specified financial objectives.  The estimated fair values of the contingent considerations were recorded as liabilities on our condensed consolidated balance sheets.  No pro forma results are presented for the respective interim periods as the effect of these acquisitions was not considered material, individually or in aggregate, to our consolidated financial statements.

Subsequent Event.  In the fourth quarter of fiscal 2011, we acquired substantially all of the assets of a mining engineering company located in Western Australia, using available cash resources.  This acquisition enhances our technical expertise in the mining and minerals processing sector, expands our service offerings in Australia and serves as a gateway to new markets across Asia and Africa.

4.             Goodwill and Intangibles

The changes in the carrying value of goodwill by segment for the nine months ended July 3, 2011 were as follows:

	October 3, 2010	Goodwill Additions	Currency Translation Adjustments	Goodwill Adjustments	July 3, 2011
	(in thousands)

Engineering and consulting services	$244,616	$137,091	$16,446	$14,474	$412,627
Technical support services	68,661	–	–	1,193	69,854
Engineering and architecture services	17,210	–	–	500	17,710
Remediation and construction management	63,935	–	–	–	63,935
Total	$394,422	$137,091	$16,446	$16,167	$564,126

The goodwill additions are attributable to fiscal 2011 acquisitions described in Note 3, “Mergers and Acquisitions” and represent the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The foreign currency translation adjustments relate to our Canadian operations.  The goodwill adjustments reflect earn-out payments and accruals associated with acquisitions consummated prior to fiscal 2010, which are accounted for as goodwill adjustments under previous accounting rules.  The purchase price allocations related to the fiscal 2011 acquisitions are preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired.  We do not believe that any adjustment will have a material effect on our consolidated results of operations.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our condensed consolidated balance sheets, were as follows:

	July 3, 2011			October 3, 2010
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.9	$5,407	$(3,253)	$4,295	$(2,177)
Client relations	5.8	70,352	(16,105)	41,020	(8,351)
Backlog	1.0	49,896	(36,803)	35,311	(24,329)
Technology and trade names	5.1	2,641	(432)	246	(20)
Total		$128,296	$(56,593)	$80,872	$(34,877)

For the nine months ended July 3, 2011, the increases in gross amounts are attributable to fiscal 2011 acquisitions described in Note 3, “Mergers and Acquisitions” and, to a lesser extent, foreign currency translation adjustments. For the three and nine months ended July 3, 2011, amortization expense for these intangible assets was $7.0 million and $20.7 million, compared to $2.9 million and $8.9 million for the same periods last year, respectively. Estimated amortization expense for the remainder of fiscal 2011 and the succeeding years is as follows:

Amount
(in thousands)

2011	$7,007
2012	21,015
2013	10,577
2014	9,591
2015	9,376
Beyond	14,137
Total	$71,703

5.             Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  For the three and nine months ended July 3, 2011, stock-based compensation expense was $2.5 million and $7.8 million, compared to $2.3 million and $7.7 million for the same periods last year, respectively. The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.

No stock options were granted in the third quarter of fiscal 2011.  For the nine months ended July 3, 2011, we granted 1,060,849 stock options with exercise prices of $22.81 – $23.48 per share and an estimated weighted-average fair value of $9.11 per share.  In addition, we awarded 84,606 shares of restricted stock in the first quarter of fiscal 2011 to our directors and executive officers at the fair value of $23.48 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$23,839	$20,639	$63,639	$53,678

Weighted-average common shares outstanding – basic	62,203	61,560	61,967	61,380
Effect of dilutive stock options and unvested restricted stock	731	621	778	735
Weighted-average common stock outstanding – diluted	62,934	62,181	62,745	62,115

Earnings per share attributable to Tetra Tech:
Basic	$0.38	$0.34	$1.03	$0.87
Diluted	$0.38	$0.33	$1.01	$0.86

For the three and nine months ended July 3, 2011, 2.9 million and 2.7 million options were excluded from the calculation of dilutive potential common shares, compared to 2.1 million and 2.3 million options for the same periods last year, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

7.             Income Taxes

For the first nine months of fiscal 2011, our effective tax rate was 33.4% compared to 37.9% for the same period last year. The lower effective tax rate was primarily the result of the extension of the research and experimentation credits (“R&E credits”) and the continued expansion of our foreign operations.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law.  The Act included a retroactive extension of R&E credits for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of this extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in the first quarter of fiscal 2011 tax expense.  We completed R&E credit studies for fiscal 2008 and fiscal 2009 during the second quarter of fiscal 2011.  The results of these studies did not have a material impact on the benefit previously recognized for the R&E credits.

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

Remediation and Construction Management (“RCM”).  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance.  RCM is focused on construction management for U.S. federal and state and local government, and commercial clients; environmental remediation including unexploded ordinance (“UXO”); wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

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

The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended July 3, 2011:
Revenue	$288,103	$141,436	$77,983	$200,008	$707,530
Segment operating income	26,227	10,131	6,491	4,262	47,111
Depreciation expense	2,991	256	452	2,562	6,261

Three months ended June 27, 2010:
Revenue	$184,635	$131,139	$76,688	$202,424	$594,886
Segment operating income	13,738	9,520	4,337	9,880	37,475
Depreciation expense	1,296	159	506	2,483	4,444

Nine months ended July 3, 2011:
Revenue	$804,328	$425,435	$219,625	$534,564	$1,983,952
Segment operating income	67,569	30,748	16,398	12,534	127,249
Depreciation expense	8,470	797	1,405	7,478	18,150

Nine months ended June 27, 2010:
Revenue	$508,997	$381,533	$211,404	$545,206	$1,647,140
Segment operating income	38,671	29,906	7,454	24,753	100,784
Depreciation expense	4,089	471	1,608	6,691	12,859

Total assets by segment were as follows:

	July 3, 2011	October 3, 2010
	(in thousands)

ECS	$922,151	$618,025
TSS	323,085	281,376
EAS	117,142	93,696
RCM	337,100	327,393
Total assets	$1,699,478	$1,320,490

Reconciliations

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
	(in thousands)

Revenue
Revenue from reportable segments	$707,530	$594,886	$1,983,952	$1,647,140
Elimination of inter-segment revenue	(33,738)	(32,521)	(86,470)	(73,290)
Total consolidated revenue	$673,792	$562,365	$1,897,482	$1,573,850

Operating Income
Segment operating income	$47,111	$37,475	$127,249	$100,784
Amortization of intangibles	(7,024)	(2,851)	(20,747)	(8,852)
Other expense (1)	(679)	(1,918)	(3,513)	(4,583)
Total consolidated operating income	$39,408	$32,706	$102,989	$87,349

Depreciation Expense
Depreciation expense from reportable segments	$6,261	$4,444	$18,150	$12,859
Other (2)	748	759	2,251	2,099
Total consolidated depreciation expense	$7,009	$5,203	$20,401	$14,958

(1)              Other expense includes corporate costs not allocable to segments.

(2)              Other includes depreciation expense from corporate headquarters.

	July 3, 2011	October 3, 2010
	(in thousands)

Assets
Total assets of reportable segments	$1,699,478	$1,320,490
Assets not allocated to segments and intercompany eliminations	(127,651)	61,199
Total consolidated assets	$1,571,827	$1,381,689

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
	(in thousands)
Client Sector
Federal government (1)	$284,144	$296,566	$852,175	$845,800
State and local government	75,786	81,929	207,658	234,634
Commercial	157,103	130,729	404,310	360,695
International (2)	156,759	53,141	433,339	132,721
Total	$673,792	$562,365	$1,897,482	$1,573,850

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

9.             Comprehensive Income

Comprehensive income is comprised of net income, and translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
	(in thousands)

Net income including noncontrolling interests	$24,748	$20,639	$65,583	$53,678
Other comprehensive income:
Foreign currency translation adjustment	1,947	(987)	22,532	5,089
Foreign currency hedge	5	112	(320)	(242)
Comprehensive income including noncontrolling interests	26,700	19,764	87,795	58,525

Net income attributable to noncontrolling interests	(909)	–	(1,944)	–
Foreign currency translation adjustment	(68)	–	(815)	–
Comprehensive income attributable to noncontrolling interests	(977)	–	(2,759)	–

Comprehensive income attributable to Tetra Tech	$25,723	$19,764	$85,036	$58,525

10.          Debt

On March 28, 2011, we entered into a new credit agreement (“Credit Agreement”) and concurrently terminated our prior credit agreement.  The Credit Agreement provides for a $460 million five-year revolving credit facility (“Facility”), which includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At our election, the Facility may be increased from time to time by an amount up to $140 million in the aggregate, provided that no existing lender is required to commit to any such increased amount.  As of July 3, 2011, we had $111.5 million in borrowings outstanding at a weighted-average interest rate of 1.92% per annum, $28.5 million in standby letters of credit and $320 million in availability under the Facility.  We had $11.5 million in multicurrency borrowings and letters of credit under the Facility as of July 3, 2011.

Interest on borrowings under the Credit Agreement is payable, at our election, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate and the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/earnings before interest, tax, depreciation and amortization (“EBITDA”, as defined in the Credit Agreement)), and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA minus capital expenditures/cash interest plus taxes plus principal payments).  As of July 3, 2011, we were in compliance with these covenants with a consolidated leverage ratio of 1.04x, and a consolidated fixed charge coverage ratio of 2.02x.

The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.  As of July 3, 2011, we met all compliance requirements.

11.          Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in Canadian dollars.  In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods.  Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million, and we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million.  In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period.  These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the three and nine-month periods of fiscal 2011 and 2010.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

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

Through the third quarter of fiscal 2011, there were no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE.  Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

Consolidated Joint Ventures

The following represents the unaudited financial information of consolidated joint ventures included in our condensed consolidated financial statements:

July 3, 2011
(in thousands)

Cash	$4,056
Other current assets	20,828
Non-current assets	16,582
Total assets	$41,466

Accounts payable	$3,439
Other liabilities	9,700
Total liabilities	13,139

Total Tetra Tech equity	14,168
Noncontrolling interests	14,159
Total owners’ equity	28,327
Total liabilities and owners’ equity	$41,466

The aggregate revenue of the consolidated joint ventures was $22.4 million and $60.8 million for the three and nine months ended July 3, 2011, respectively.  The assets, liabilities and revenue of the consolidated joint ventures were immaterial for prior annual and interim periods as the largest consolidated joint ventures were acquired in connection with the BPR acquisition in the first quarter of fiscal 2011.  The assets of our consolidated joint ventures are restricted for use only by those joint ventures and are not available for our general operations.

Unconsolidated Joint Ventures

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the three and nine months ended July 3, 2011, we reported $1.0 million and $3.4 million of equity in earnings of unconsolidated joint ventures, compared to $0.3 million and $0.9 million for the same periods last year, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  The unconsolidated VIEs are, individually and in aggregate, immaterial to our consolidated financial statements.

As of July 3, 2011, the aggregate carrying values of the assets and liabilities of the unconsolidated VIEs were $28.1 million and $25.2 million, respectively.  The carrying values of these assets and liabilities as of October 3, 2010 were immaterial.

13.          Commitments and Contingencies

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions.  We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims.  However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured.  While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of July 3, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

In January 2010, the FASB issued an updated accounting guidance that amends the disclosure guidance with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements.  This guidance is effective for us, with the exception of the new guidance concerning the Level 3 activity reconciliations.  The adoption of the effective portion of the guidance had no impact on our consolidated financial statements.  The disclosure requirements for certain Level 3 activities will become effective for fiscal years beginning after December 15, 2010.  As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  We will adopt the new disclosures in the first quarter of fiscal 2012.

In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The new accounting guidance is effective for fiscal years beginning after December 15, 2010.  Early adoption is not permitted.  We will adopt the new disclosures in the first quarter of fiscal 2012.  We are currently evaluating the impact of this guidance, and we do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance to improve comparability of fair value measurements between GAAP and International Financial Reporting Standards.  This update amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is not permitted.  We will adopt the updated guidance in the first quarter of fiscal 2013, and we do not expect the adoption to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  The new guidance allows an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 on a retrospective basis.  We will adopt the updated guidance in the first quarter of fiscal 2013.

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

We are a full-service company with a global reach in the areas of water, the environment, energy, natural resources and infrastructure.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets.  We currently have more than 12,600 employees worldwide, located primarily in North America.

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

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Client Sector
Federal government (1)	42.2%	52.7%	45.0%	53.8%
State and local government	11.2	14.6	10.9	14.9
Commercial	23.3	23.2	21.3	22.9
International (2)	23.3	9.5	22.8	8.4
Total	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management.  RCM provides a wide array of services, including program management, engineering, procurement and construction, construction management, and operations and maintenance.  RCM is focused on construction management for U.S. federal and state and local government, and commercial clients; environmental remediation including UXO; wetland restoration; energy projects including wind, solar, nuclear and other alternative energies; and communications development.

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Reportable Segment
ECS	42.7%	32.8%	42.4%	32.4%
TSS	21.0	23.3	22.4	24.2
EAS	11.6	13.6	11.6	13.4
RCM	29.7	36.0	28.2	34.7
Inter-segment elimination	(5.0)	(5.7)	(4.6)	(4.7)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Contract Type
Fixed-price	43.2%	43.7%	39.4%	42.7%
Time-and-materials	37.0	31.6	38.4	33.5
Cost-plus	19.8	24.7	22.2	23.8
	100.0%	100.0%	100.0%	100.0%

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

On October 4, 2010, we acquired BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada.  In the second quarter of fiscal 2011, we acquired substantially all of the assets of another Canadian firm that enhances our service offerings in water treatment and tailings management for oil sands producers.  Both firms are part of our ECS segment.  During the first nine months of fiscal 2010, we acquired three companies, one of which enhanced our nuclear energy service offerings in the RCM segment and two of which enhanced our environmental service offerings in the ECS segment.  For more information, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

For analytical purposes only, we categorize our revenue into two types: acquisitive and organic.  Acquisitive revenue consists of revenue derived from acquired companies during the first twelve months following their respective acquisition dates.  Organic revenue consists of our total revenue less any acquisitive revenue.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in fiscal 2010 and during the first nine months of fiscal 2011.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the third quarter of fiscal 2011, our operating results improved significantly compared to the year-ago quarter despite continuing challenges in the markets for our construction management services.  We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence.  Our revenue grew 19.8% compared to the year-ago quarter due to contributions from recent acquisitions and strength in mining and energy projects worldwide.  This growth was partially offset by continued weakness in federal construction management and reduced revenue from state and local transportation infrastructure projects.

We foresee the continuation of a slow and gradual economic recovery in the U.S. following the severe economic weakness experienced during the global financial crisis, and a faster rate of growth and stronger market demand for our services in our international markets.  We expect that our revenue will grow significantly in fiscal 2011 compared to fiscal 2010 due to contributions from recent acquisitions and anticipated growth in our business.  We recognize that the economic conditions that have severely impacted both the domestic and international economies over the past few years could adversely affect our future work for the U.S. federal government, state and local governments, and commercial and international clients.

Federal Government.  Our U.S. federal government business declined 4.2% in the third quarter of fiscal 2011 compared to the year-ago quarter.  This decline was primarily due to reduced revenues on back-end construction management projects for the U.S. Army Corps of Engineers (“USACE”).  The decline was partially offset by revenue contribution from our international development services for the U.S. Agency for International Development (“USAID”) related to a recent acquisition, and from our front-end water, environmental, and infrastructure engineering and design services for other federal government clients.  These clients included the various military branches of the U.S. Department of Defense (“DoD”), the International Boundary and Water Commission (“IBWC”), The National Science Foundation (“NSF”), the General Services Administration (“GSA”), the U.S. Department of Agriculture (“DOA”), and the Federal Aviation Administration (“FAA”).  We also experienced increased workloads on DoD infrastructure design-build projects in Afghanistan.  During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable.  However, due to uncertainties surrounding federal budgets, we have continued to experience delays on new awards for certain large construction management projects in the U.S. and abroad. Because of these delays, revenue from our U.S. federal government business is expected to be relatively flat in fiscal 2011 compared to fiscal 2010.

State and Local Government.  Our state and local government business declined 7.5% in the third quarter of fiscal 2011 compared to the year-ago quarter.  The decline resulted primarily from reduced activity on a large transportation infrastructure project and a municipal landfill design project.  We continue to experience weak economic conditions across our state and local government markets.  Many state and local government agencies continue to face serious economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our state and local government programs are partially mitigated by regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures.  Because we anticipate that many state and local government agencies will continue to face serious economic challenges, our state and local government business is expected to decline in fiscal 2011 compared to fiscal 2010.

Commercial.  Our commercial business grew 20.2% in the third quarter of fiscal 2011 compared to the year-ago quarter. This growth was primarily attributable to increased revenue from energy, mining, environmental management, and building and facility design projects.  Many of our largest commercial customers are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect that some economic weakness may continue in certain sectors of our commercial business, we are optimistic concerning the growth in commercial business due to increased spending by our largest commercial customers.  Accordingly, we expect that our commercial business will grow significantly in fiscal 2011 compared to fiscal 2010.

International.  Our international business grew 195.0% in the third quarter of fiscal 2011 compared to the year-ago quarter. This growth was driven by contributions from our recent Canadian acquisitions and strong demand for our water, environmental and infrastructure design services in the mining and energy markets.  We expect that our international business will continue to grow significantly in fiscal 2011 compared to fiscal 2010 as a result of our recent acquisitions and continued strong demand for our services in the mining and energy markets worldwide.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 3,	June 27,	Change		July 3,	June 27,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$673,792	$562,365	$111,427	19.8%	$1,897,482	$1,573,850	$323,632	20.6%
Subcontractor costs	(193,288)	(192,237)	(1,051)	(0.5)	(581,093)	(534,295)	(46,798)	(8.8)
Revenue, net of subcontractor costs (1)	480,504	370,128	110,376	29.8	1,316,389	1,039,555	276,834	26.6
Other costs of revenue	(398,131)	(297,730)	(100,401)	(33.7)	(1,083,503)	(833,869)	(249,634)	(29.9)
Selling, general and administrative expenses	(42,965)	(39,692)	(3,273)	(8.2)	(129,897)	(118,337)	(11,560)	(9.8)
Operating income	39,408	32,706	6,702	20.5	102,989	87,349	15,640	17.9
Interest expense - net	(1,703)	(336)	(1,367)	(406.8)	(4,478)	(943)	(3,535)	(374.9)
Income before income tax expense	37,705	32,370	5,335	16.5	98,511	86,406	12,105	14.0
Income tax expense	(12,957)	(11,731)	(1,226)	(10.5)	(32,928)	(32,728)	(200)	(0.6)
Net income including noncontrolling interests	24,748	20,639	4,109	19.9	65,583	53,678	11,905	22.2
Net income attributable to noncontrolling interests	(909)	–	(909)	100.0	(1,944)	–	(1,944)	100.0
Net income attributable to Tetra Tech	$23,839	$20,639	$3,200	15.5%	$63,639	$53,678	$9,961	18.6%

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

For the three and nine-month periods, both revenue and revenue, net of subcontractor costs, increased due to the contributions of $111.1 million and $291.4 million in revenue, and $93.8 million and $244.2 million in revenue, net of subcontractor costs, respectively, from recent acquisitions.  Excluding the effect of acquisitions, we experienced higher demand for our water, environmental, infrastructure design and construction management services in the mining and energy markets worldwide. Additionally, the growth was driven by our front-end water, environmental, and infrastructure engineering and design services for certain U.S. federal government clients including the U.S. Environmental Protection Agency (“EPA”), FAA, NSF, IBWC, GSA, DOA, and various military branches of the DoD.  The overall growth was partially offset by a decline in our federal government business due primarily to the wind-down of certain large construction management projects for the USACE and the U.S. Department of Energy (“DOE”), and delays on new awards for certain large construction management projects in the U.S. and abroad.  Our state and local government sector also experienced a revenue decrease as a result of continuing weakness in the economy, and reduced activity on a large transportation infrastructure project and a municipal landfill design project.  For both periods, revenue, net of subcontractor costs, grew at a higher rate than revenue due to increased self-performed work in the energy sector and revenue reduction related to construction management projects, which had higher subcontracting activities.

For both periods, operating income increased as a result of business growth.  For the nine-month period, operating income benefitted from the recognition of government incentive award fees on a large environmental remediation program and favorable project close-outs related to energy and construction management projects compared to the year-ago periods.  To a lesser extent, operating income increased due to favorable claim settlements for the nine-month period and lower bad debt expense on commercial projects for both periods.  For the three and nine-month periods, we also recognized a gain of $1.1 million and $1.6 million, respectively, related to contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions.  The operating income increases were partially offset by additional contract costs incurred for project overruns on several fixed-price construction projects for both periods, and a large energy project for the nine-month period.  Further, we recorded an additional $4.2 million and $11.9 million of amortization expense for intangible assets related to our recent acquisitions for the three and nine-month periods, respectively.

For both periods, net interest expense grew as a result of increased average borrowings on our Facility and additional imputed interest costs recognized for long-term contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions.

For both periods, income tax expense increased due to higher pre-tax income.  For the nine-month period, our effective tax rate was 33.4% compared to 37.9% in the year-ago period.  The lower effective tax rate resulted from the extension of R&E credits and our continued foreign expansion during fiscal 2011.  There was a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 that was recorded in the first quarter of fiscal 2011.

Net income attributable to noncontrolling interests related primarily to the consolidated joint ventures associated with our Canadian acquisitions.  Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Nine Months Ended
	July 3,	June 27,	Change		July 3,	June 27,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$288,103	$184,635	$103,468	56.0%	$804,328	$508,997	$295,331	58.0%
Subcontractor costs	(48,367)	(49,508)	1,141	2.3	(166,949)	(132,386)	(34,53)	(26.1)
Revenue, net of subcontractor costs (1)	$239,736	$135,127	$104,609	77.4%	$637,379	$376,611	$260,768	69.2%

Operating income	$26,227	$13,738	$12,489	90.9%	$67,569	$38,671	$28,898	74.7%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, our recent Canadian acquisitions contributed $94.4 million and $245.9 million in revenue, and $86.9 million and $223.1 million in revenue, net of subcontractor costs, respectively.  Excluding the effect of acquisitions, the growth was driven by increased demand for our water, environmental and infrastructure design services for mining clients worldwide.  To a lesser extent, the growth resulted from increased activity on FAA, NSF, IBWC and other federal government projects.  The overall growth was partially offset by a wind-down on certain DoD projects, reduced activity on a large municipal landfill design project, and weakness in the state and local government business.

For both periods, operating income increased due predominantly to revenue growth.  For the three and nine-month periods, as a percentage of revenue, operating income was 9.1% and 8.4% compared to 7.4% and 7.6% for the year-ago periods, respectively. The percentages increased due to improved performance on project execution and higher profit margin on international projects.

Technical Support Services

	Three Months Ended				Nine Months Ended
	July 3,	June 27,	Change		July 3,	June 27,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$141,436	$131,139	$10,297	7.9%	$425,435	$381,533	$43,902	11.5%
Subcontractor costs	(56,454)	(50,441)	(6,013)	(11.9)	(173,472)	(139,861)	(33,611)	(24.0)
Revenue, net of subcontractor costs (1)	$84,982	$80,698	$4,284	5.3%	$251,963	$241,672	$10,291	4.3%

Operating income	$10,131	$9,520	$611	6.4%	$30,748	$29,906	$842	2.8%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, an acquisition in the fourth quarter of fiscal 2010 contributed $16.7 million and $45.5 million in revenue, and $6.9 million and $21.1 million in revenue, net of subcontractor costs, respectively.  Excluding the effect of the acquisition, revenue declined due to reduced workload on DoD and USAID projects, partially offset by growth in the commercial, and state and local government sectors.  Revenue, net of subcontractor costs, grew at a lower rate than revenue due to a change in contract mix on USAID projects, as well as a high level of subcontracting activities at the aforementioned acquired company for both periods, and on certain EPA programs for the nine-month period.

Operating income increased due to revenue growth for both periods and favorable project close-outs for the nine-month period.  The increase for the nine-month period was partially offset by additional contract costs incurred for project overruns in the second quarter of fiscal 2011.  As a percentage of revenue, operating income was flat for the three-month period and declined for the nine-month period, due to the aforementioned project overruns and a higher level of subcontracting activities compared to the year-ago periods.

Engineering and Architecture Services

	Three Months Ended				Nine Months Ended
	July 3,	June 27,	Change		July 3,	June 27,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$77,983	$76,688	$1,295	1.7%	$219,625	$211,404	$8,221	3.9%
Subcontractor costs	(20,748)	(19,921)	(827)	(4.2)	(52,131)	(48,994)	(3,137)	(6.4)
Revenue, net of subcontractor costs (1)	$57,235	$56,767	$468	0.8%	$167,494	$162,410	$5,084	3.1%

Operating income	$6,491	$4,337	$2,154	49.7%	$16,398	$7,454	$8,944	120.0%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For both periods, revenue and revenue, net of subcontractor costs, grew as a result of increased demand for our building and facility design services from several large commercial clients, and increased workload on international development projects for the U.S. federal government.  For the three-month period, the growth was also driven by a few large water and transportation infrastructure projects for state and local government clients.  The overall growth was partially offset by the wind-down of a few design projects overseas for both periods.

For both periods, operating income increased due to revenue growth, a reduction in facility costs that resulted from prior-year office consolidations, and lower provisions for losses on accounts receivable as a result of cash collections.  For the nine-month period, operating income benefited from a favorable claim settlement and favorable project close-outs.  In the second quarter of fiscal 2010, operating income was reduced by a $3.1 million provision for losses on accounts receivable on certain commercial development and infrastructure projects.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	July 3,	June 27,	Change		July 3,	June 27,	Change
	2011	2010	$	%	2011	2010	$	%
	($ in thousands)

Revenue	$200,008	$202,424	$(2,416)	(1.2)%	$534,564	$545,206	$(10,642)	(2.0)%
Subcontractor costs	(101,457)	(104,888)	3,431	3.3	(275,010)	(286,345)	11,335	4.0
Revenue, net of subcontractor costs (1)	$98,551	$97,536	$1,015	1.0%	$259,554	$258,861	$693	0.3%

Operating income	$4,262	$9,880	$(5,618)	(56.9)%	$12,534	$24,753	$(12,219)	(49.4)%

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For both periods, revenue declined due primarily to the wind-down of certain large construction management projects for the USACE, inclement weather in the Northeast, and reduced activity on DOE water and transportation infrastructure projects.  The decline was partially mitigated by strength in our energy markets worldwide, and increased activity on mining and certain federal government projects for GSA, DOA and various military branches of the DoD.  Despite the revenue decline for both periods, revenue, net of subcontractor costs, grew for the three-month period and was flat for the nine-month period because of increased self-performed work on energy projects and reduced revenue from construction management projects that had higher subcontracting activities.

Operating income declined due to the recognition of approximately $2 million and $17 million of cost overruns on several fixed-price construction and energy projects for the three and nine-month periods, respectively.  Additionally, operating income was adversely impacted by the aforementioned revenue decline, and lower profit rates on certain U.S. federal government and commercial construction projects as a result of competitive pricing pressure.  For the nine-month period, the decline was partially mitigated by the recognition of an additional $12 million related to government incentive award fees on a large environmental remediation program, and favorable project close-outs related to energy and construction management projects compared to the year-ago periods.  To a lesser extent, for both periods, the decline was partially offset by lower severance costs and overhead costs in the current year after a reduction in headcount in the prior year associated with the revenue decline in the construction management business.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions.  We believe that our cash balances, operating cash flow and available borrowing under the Credit Agreement will be sufficient to meet our capital requirements for at least the next twelve months.

Operating Activities.  For the nine-month period, net cash provided by operating activities was $98.4 million, an increase of $33.8 million compared to the year-ago period.  The increase was driven by the timing of payments on employee-related compensation and additional advance payments received on contract work.  The increase also resulted from the growth in net income and non-cash depreciation and amortization expenses related to our recent acquisitions.  The increase was partially offset by the timing of cash collections on accounts receivable, a change in deferred income tax liabilities, and payments on accounts payable and prepaid expenses.

Investing Activities.  For the nine-month period, net cash used in investing activities was $219.8 million, an increase of $182.7 million compared to the year-ago period.  The increase was due primarily to fiscal 2011 Canadian acquisitions and contingent earn-out payments related to prior-year acquisitions.

Financing Activities.  For the nine-month period, net cash used by financing activities was $2.0 million compared to net cash provided in the amount of $3.1 million for the year-ago period.  The decrease in cash resulted from $9.3 million of net debt repayment in the current fiscal year, partially offset by $4.8 million increase in proceeds from the issuance of common stock upon the exercise of stock options.

Debt Financing.  On March 28, 2011, we entered into a new Credit Agreement and concurrently terminated our prior credit agreement.  The Credit Agreement provides for a $460 million Facility that matures on March 28, 2016.  The Credit Agreement includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  As of July 3, 2011, we had $111.5 million in borrowings under the Facility at a weighted-average interest rate of 1.92% per annum, $28.5 million in standby letters of credit and $320 million in availability under the Facility.  We had $11.5 million in multicurrency borrowings and letters of credit under the Facility as of July 3, 2011.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA), and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA minus capital expenditures/cash interest plus taxes plus principal payments).  As of July 3, 2011, we were in compliance with these covenants with a consolidated leverage ratio of 1.04x and a consolidated fixed charge coverage ratio of 2.02x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyzed all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  As of July 3, 2011, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.  For further discussion of our VIEs, see Note 12, “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010. To date,  there have been no material changes in our critical accounting policies as reported in our  2010 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We do not enter into derivative financial instruments for trading or speculation purposes.  In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar.

We are exposed to interest rate risk under our credit agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations.  As of July 3, 2011, we had $111.5 million in borrowings outstanding under the Facility at a weighted-average interest rate of 1.92% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first nine months of fiscal 2011 and 2010, our foreign currency gains and losses were immaterial.

We have foreign currency exchange rate exposure in our stockholders’ equity primarily as a result of the currency translation related to our subsidiaries in Canada where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar.  For the first nine months of fiscal 2011 and 2010, 22.8% and 8.4% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in Canadian dollars. For the first nine months of fiscal 2011 and 2010, the effect of foreign exchange rate translation on our condensed consolidated balance sheets was a net gain of $22.5 million and $5.1 million, respectively.  These gains were recognized as an adjustment to stockholders’ equity through other comprehensive income.

In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to interest income on an intercompany note denominated in CAD.  Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012.  In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million, and we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million.  In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  For more information, see Note 11, “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 3, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury assessed $5.8 million in compensatory damages against AMT.  In addition, the jury assessed $17 million in punitive damages against AMT plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court assessed ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision assessing compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  Final briefs were filed with the court of appeals and oral arguments were heard in December 2010.  AMT has posted a bond, as required by the trial court, for $13.4 million.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  As of July 3, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and, in the U.S., delays and uncertainties related to federal budgets.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2010 and the first nine months of fiscal 2011, our business, financial condition and results of operations may be materially and adversely affected.

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

•                      Contract negotiations on change orders, requests for equitable adjustment, and collections of related billed and unbilled  accounts receivable;

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

Demand from our state and local government and commercial clients is cyclical and vulnerable to economic downturns.  If economic growth slows, state or local government fiscal conditions worsen, or client spending declines further, then our revenue, profits and our financial condition may deteriorate.

Demand for services from our state and local government and commercial clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If economic growth slows, state or local government fiscal conditions worsen, or client spending declines further, then our revenue, profits and overall financial condition may deteriorate.  Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

For the three and nine months ended July 3, 2011, we generated 23.3% and 21.3%, respectively, of our revenue from commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

For the three and nine months ended July 3, 2011, we generated 53.4% and 55.9%, respectively, of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  For the third quarter of fiscal 2011, we generated 42.2% of our revenue from the following agencies: 20.0% from DoD agencies, 10.7% from USAID and 11.5% from other U.S. federal government agencies.  For the nine-month period, we generated 45.0% of our revenue from the following agencies:

21.9% from DoD agencies, 11.3% from USAID and 11.8% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

For the three and nine months ended July 3, 2011, we generated 20.0% and 21.9%, respectively, of our revenue from the DoD agencies.  Past increases in spending for defense-related programs and outsourcing of U.S. federal government jobs to the private sector are not expected to be sustained on a long-term basis.  Future levels of expenditures and authorizations for defense-related programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  As a result, a general decline in U.S. defense spending or a change in budgetary priorities could reduce our profits and revenue.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements.  These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities.  For example, we recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

•	The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims including related unbilled accounts receivable;

•

Unbilled accounts receivable include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  As of July 3, 2011, our goodwill was $564.1 million and other intangible assets were $71.7 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog as of July 3, 2011 was $1.9 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

For the three and nine months ended July 3, 2011, we generated 23.3% and 22.8%, respectively, of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Vice President, Controller
(Principal Accounting Officer)