Form 10-K
period 2011-10-02
TETRA TECH INC
filed 2011-11-17
CIK 831641

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates on March 25, 2011 was $1.5 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

          On November 7, 2011, 62,537,372 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

          Portions of registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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

 PART I

Item 1.    Business

General

        Tetra Tech, Inc. is a leading provider of consulting, engineering, program management, construction management and technical services that focuses on supporting fundamental needs for water, natural resources, the environment, infrastructure and energy. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

        We are a global provider of consulting and engineering renowned for our leadership in water-related services for public and private clients. Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past eight years, most recently in its April 25, 2011, "Top 500 Design Firms" issue. In fiscal 2011, Tetra Tech was also ranked number one in water transmission lines and aqueducts, environmental management, and green design for government office buildings. ENR also ranks Tetra Tech among the top 10 firms in numerous service lines, including environmental science, engineering/design, sanitary/storm sewers, solid waste, chemical and soil remediation, site assessment and compliance, education, hazardous waste, industrial process, and manufacturing.

        Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets. We currently have more than 13,000 employees worldwide, located primarily in North America.

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

 Mission

        Our mission is to be the premier worldwide consulting and engineering firm, focusing on water, natural resources, the environment, infrastructure and energy. The following core principles form the underpinning of how we work together to serve our clients:

  •
  Service.  We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet those needs.

  •
  Value.  We take on our clients' problems as if they were our own. We develop and implement real-world solutions that are innovative, efficient and practical.

  •
  Excellence.  We bring superior technical capability, disciplined project management, and excellence in safety and quality to all of our services.

  •
  Opportunity.  Our people are our number one asset. Our workforce is diverse and includes leading experts in our fields. Our entrepreneurial nature and commitment to success provide challenges and opportunities for our employees.

Industry Overview

        We are part of the global consulting and engineering industry that serves public and private clients by addressing fundamental needs for water, natural resources and energy. Our industry provides clients with the technical studies, planning, engineering, design and construction management services that address their needs. The industry's clients vary in size and scope from small local public agencies and private companies to national governments and large multi-national corporations. These clients seek service firms with high-caliber technical expertise, practical experience, multi-disciplinary capabilities and the global reach needed to analyze their problems in order to develop and implement the most appropriate, cost-effective solutions.

        Many government and commercial organizations face complex challenges due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, demand for new infrastructure in emerging economies, and diversification and development of energy resources. As a global company with a local presence in many areas around the world, we provide the breadth of technical knowledge and capabilities to address our clients' needs in the areas of water, natural resources, the environment, infrastructure and energy. We work for a wide variety of clients to solve diverse and challenging problems. Our water market supports government agencies responsible for managing water supply, waste treatment, stormwater and flood protection. Our water market also supports private sector clients that require water supply and treatment for industrial processes. We help our clients develop water supplies and manage water resources, while addressing a wide range of local and federal government requirements and policies. We provide essential support for water and site management needs for resource extraction in the mining and oil and gas industries. Our water and environmental markets also include both government and commercial clients that are working to restore contaminated areas and protect uncontaminated areas. Our infrastructure market includes the design of public and commercial buildings and facilities, including high efficiency, low energy use buildings. Our energy market consists of both government and commercial clients that seek to develop renewable energy resources, identify energy efficiency improvements, and improve energy transmission.

        Increasingly, the consulting and engineering industry is being asked to provide integrated solutions in a global marketplace. Large firms such as Tetra Tech can offer fully integrated services, from front-end science and planning through construction management. Large firms that offer integrated solutions differentiate themselves from smaller firms that generally offer niche services by providing turn-key solutions intended to save time and money. As a large company with a history of leading with science, we are ideally suited to providing interdisciplinary solutions across our water and related service lines. As a provider of interdisciplinary services, we have increased our market share in each of the last several years.

        Public policy, demand for resources, infrastructure development challenges, and natural forces constantly shape changes in our industry. Public concern over environmental issues, especially water quality, has been a driving force behind numerous regulations and changes in public policies and practices. Public and private clients are increasingly focused on water management, energy efficiency and sustainability. Fluctuations in weather patterns and extreme events, such as droughts or flooding, are driving concerns over the reliability of water supplies and the need to protect coastal areas and upgrade water infrastructure. Energy policies, resource limitations and concern about climate change have encouraged implementation of energy conservation measures, retrofits to existing structures, upgrades to energy transmission infrastructure and the development of renewable energy resources. Governments are now using international development as a foreign policy tool to help developing nations to overcome numerous challenges, including challenges related to water accessibility and human health.

The Tetra Tech Strategy

        To continue our successful growth and maintain a competitive position, we have implemented the following strategy that is integral to our future success:

        Start with Science.    We typically start with science at the onset of a project, building on our staff's strong technical and interdisciplinary foundation in natural and physical sciences. This strength allows us to effectively evaluate and recommend potential solutions to our clients' problems. We can support our clients through the entire project life cycle by providing consulting, engineering, construction management, operations and maintenance, and information technology services. We offer these services individually or as part of our full-service approach.

        Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since our inception, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to all aspects of water resource management. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including sustainable infrastructure and building design. Our services are provided by a wide range of professionals, including archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we have relevant expertise to draw from and are often able to adapt and apply proven solutions to our clients' problems.

        Global Coverage and Local Delivery.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have North American operations throughout the United States and Canada. We have also increased our international presence with regional offices in Australia, Europe, Asia, South America, Africa and the Middle East. Our base of operations in North America and network of international offices provide a platform from which we can respond to the global need for essential water and energy services, foster economic development, and provide access to basic services. We are actively working in 135 countries, helping federal and local government agencies, the private sector and development assistance entities address complex water, infrastructure and energy challenges in an environmentally responsible manner.

        Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing clients, resulting in more comprehensive and interdisciplinary projects and, ultimately, increases in our revenue. Often we have been able to secure design and program management contracts after having served clients on the scientific evaluation and engineering phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global clients, we also focus on expanding from localized geographic areas to provide broader national and international support in multiple locations.

        Identify and Expand into New Business Areas.    We use our consulting services and specialized technical services as entry points to evaluate adjacent business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting, we identify adjacent opportunities and expand into water infrastructure and engineering services.

        Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services and bidding for complex projects that are at the leading edge of policy and technology development. We can develop integrated, sustainable solutions by combining our interdisciplinary capabilities in water, natural resources, the environment, energy and infrastructure. Our combination of technical expertise with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to recruit and retain top quality talent.

        Focus on Cash Generation.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

        Actively Attract, Recruit and Retain Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide technical skills, innovative thinking, teamwork, and dedication to maintaining long-term client relationships. Our full-service capabilities, internal coordination and networking programs, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals who support our long-term growth.

        Invest in Strategic Acquisitions.    We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to make acquisitions that will help establish our position in certain emerging business areas or further strengthen our position in our more established service offerings. We believe that our reputation makes us an attractive partner. Our effective integration of acquisitions can continue to enhance our ability to compete technically and geographically.

Reportable Segments

        We manage our business under four reportable segments. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
	2011	2010	2009
Reportable Segment
Engineering and Consulting Services	43.0%	33.2%	26.3%
Technical Support Services	22.1	24.0	22.8
Engineering and Architecture Services	12.0	13.3	13.1
Remediation and Construction Management	28.2	34.5	41.6
Inter-segment elimination	(5.3)	(5.0)	(3.8)

	100.0%	100.0%	100.0%

        For more information concerning our reportable segments, see Note 17, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Engineering and Consulting Services ("ECS")

        ECS provides front-end science, consulting engineering services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, arctic engineering, industrial processes, and information technology.

        Surface Water Management.    Public concern with the quality of rivers, lakes, streams, and coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, two important factors have raised the visibility of the need for surface water management: competition for water resources and climate variations, such as those that cause droughts and floods. Over the past 40 years, we have developed a specialized set of technical skills that position us to compete effectively for surface water and watershed management projects. We provide water resource services to U.S. federal and Canadian provincial government clients such as the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Defense ("DoD"), the U.S. Department of Energy ("DOE") and the Alberta Ministry of Environment. We also provide these services to a broad base of commercial clients, including those in the aerospace, chemical, alternative energy, mining, petroleum, pharmaceutical, retail and utility industries. Further, we provide surface water modeling services to municipal government agencies in the United States and Canada, particularly in the areas of watershed management, climate adaptation analysis, flood control, and the optimal management of stormwater and combined sewer overflow systems.

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

        Waste Management.    We provide a wide range of engineering and consulting services for waste disposal, landfill design and management, hazardous waste contamination and remediation from initial site assessment through design and implementation. In addition, we perform risk assessments to determine the probability of adverse health effects that may result from exposure to toxic substances. We provide waste minimization and pollution prevention services, and we evaluate the effectiveness of innovative waste management technologies and novel solutions to environmental problems. We also provide full-service solutions for gas-to-energy facilities utilizing landfill methane gas.

        Mining and Geotechnical Sciences.    We offer a full range of services for mining projects from resource assessment to mine development, to operations support, and closure/remediation. Our full-service mining services team includes geologists, metallurgists, mine engineers, environmental scientists and water specialists. We are able to address tough challenges in engineering design, procurement, and construction to support all areas of mine operations, including underground and open pit operations, surface infrastructure, mills and process plants, power generation and transmission projects, water treatment, tailings management, and regulatory compliance. Our geotechnical practice includes geotechnical engineers, soils technicians and drillers who investigate, analyze, and develop geotechnical engineering recommendations for all types of soil and rock conditions. We have specialized capabilities to evaluate, monitor and design foundations and materials for roads, bridges, levees, flood walls, and buildings located in extremely poor soil conditions, including conditions common to coastal regions.

        Arctic Engineering.    We provide world-class consulting and construction services to owners of transportation, mining, energy and community infrastructure in the circumpolar region, which includes the Arctic and areas of permafrost around the globe. In this extreme environment where temperatures can drop below -50 °C (-58 °F), we provide adaptive engineering and scientific services that reach beyond traditional approaches. Tetra Tech is one of the few firms that is capable of providing full life cycle services for northern development. We offer these arctic engineering services during all project phases: exploration and project planning; feasibility studies, design, and permitting; engineering, procurement, and construction management ("EPCM") and construction; and operation, decommissioning, and reclamation phases.

        Industrial Processes and Oil Sands.    We offer best-in-class plant engineering services for clients in heavy industry, including mining and metals clients, oil sands, and those in the chemical and petrochemical industries. We have supported the industrial process needs of clients with expertise in the production of base metals such as copper, zinc, magnesium, lead, iron ore, and their byproducts. We help renovate, upgrade, and modernize industrial facilities, including concentrators, smelters, and refineries. We provide significant services to major clients in the oil sands region of northern Alberta, including management of tailings treatment and recovery. We also provide plant engineering, project execution, program management, and full EPCM services for industrial process projects throughout North America.

        Information Technology.    We provide technology systems integration to support data management, data processing, communications/outreach and systems development. Our projects range from large-scale environmental monitoring, modeling, and data management to systems engineering and design for major infrastructure rehabilitation programs. We provide systems analysis and information management to optimize the U.S. National Airspace System and related aviation systems. We also support research and technical services for national-scale water resource and environmental data management, including archiving and statistical analysis.

Technical Support Services ("TSS")

        TSS advises clients through the study, design and implementation phases of projects. TSS provides management consulting and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development/stabilization, energy services, and technical government staffing services.

        Environmental Assessments/Hazardous Waste Management.    We provide comprehensive services for environmental planning, cleanup and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products. Our services cover all phases of the remedial planning process, starting from emergency response and initial site assessment through removal actions and remedial design and implementation management. Sites range from small properties undergoing voluntary cleanup, to brownfields redevelopment projects, to DoD installations, to some of the largest and most complex Superfund sites in the United States. We support both commercial and government clients in planning and implementing remedial activities at numerous sites around the world. We also provide a broad range of environmental analysis and planning services to ensure that our clients are implementing their operations in a sustainable manner. Our services include air quality management, regulatory compliance, information management and geographic information systems, radiation protection/health physics, risk management, pollution prevention/control, radioactive and hazardous waste management, National Environmental Policy Act ("NEPA") services and environmental response training.

        Climate Change.    In a resource-constrained world, our experts assist clients in identifying, reducing and strategically managing their environmental footprint to provide cost savings, mitigate regulatory impacts, institute operational efficiencies, develop new business opportunities and promote corporate responsibility. Our services support our clients' efforts to become sustainable by "greening" energy supplies, implementing energy efficiency and resource conservation, using alternative fuels, capturing and sequestering carbon, improving land and forest resource management, and purchasing carbon offsets. Our experience has demonstrated that clients can concurrently reduce their carbon emissions and environmental impacts while saving money. Our services include climate change and strategic management consulting, project implementation, and greenhouse gas inventory assessment, certification, reduction and management.

        International Development.    We provide services to many donor agencies such as the U.S. Agency for International Development ("USAID"), the World Bank, the Asian Development Bank and the Inter-American Development Bank to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. We plan, design, implement, research and monitor projects in the broad areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and public-private partnerships training and consulting. We build capacity and strengthen institutions in areas such as global health, energy sector reform, utility management, food security and local governance. We currently provide international development services support in 67 countries around the world, working for the U.S. Department of State ("DoS"), USAID, the Millennium Challenge Corporation ("MCC") and DoD.

        International Reconstruction and Stabilization.    We provide integral support to the DoS and USAID in reconstruction and stabilization worldwide, including the design, development, implementation, and evaluation of these efforts. We also help develop training programs and curricula for "whole of government" reconstruction and stabilization training offered through the Foreign Service Institute. We helped develop the Interagency Conflict Assessment Framework, the tool now used by the U.S. government to assess and develop solutions in conflict-prone environments. Our experts have worked on these issues in such countries as the Republic of Georgia, South Sudan, Kosovo, Haiti, Bangladesh, Nepal, and the Democratic Republic of Congo.

        Energy.    We provide a full range of services to electric power utilities and independent power producers worldwide, ranging from macro-level planning, management and advisory services to project-specific environmental, engineering and construction services. For utilities and governmental agencies regulating power, we provide policy and regulatory development, utility management and privatization, power asset evaluation and management, and transaction support services. For energy developers and owners of renewable and conventional power generation facilities, as well as transmission and distribution assets, we provide environmental, engineering, procurement, operations and maintenance services for all project phases.

        Technical Government Consulting.    We provide a broad spectrum of professional and technical services, including advisory and assistance services, to supplement and support the internal staff of our U.S. federal government clients. Our service offerings include facility planning and operational support, infrastructure development and management, human resource management, program and logistics management, engineering, test and evaluation, information technology, and administrative support. We provide senior advisors and subject matter experts to a diverse array of clients including the DoS, U.S. National Guard Bureaus and MCC in such areas as political-military affairs, public diplomacy and strategic communication, strategic planning, and measurement and evaluation.

Engineering and Architecture Services ("EAS")

        EAS provides engineering and architecture design services, including Leadership in Energy and Environmental Design ("LEED") and sustainability services, together with technical and program administration services for projects related to water infrastructure, buildings, and transportation and facilities.

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

        Buildings.    We provide planning, architectural and engineering services for U.S. federal, state and local government and commercial facilities including military housing, educational, institutional, corporate headquarters, healthcare and research facilities. We specialize in designing high-performance, sustainable facilities that minimize environmental impacts, typically by minimizing water and power usage. Many of these green buildings include integrated interior systems for heat, light, security and communications, and may ultimately achieve LEED certification. Our projects include high-rise office buildings, museums, hotels, parks, visitor centers, marinas, and entertainment and leisure facilities. We have provided civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for high-profile buildings around the world. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

        Transportation and Facilities.    We provide engineering, architecture, construction management and technical services for transportation projects that improve public safety and mobility. Our transportation projects include roadway improvements, commuter railway stations, airport expansions, bridges and major highways. We repair, replace and upgrade older transportation infrastructure. We also support planning, permitting, design and construction of water-related redevelopment projects, and parks and river corridor restoration projects, as well as state, local and mixed-use commercial, industrial and residential facility development projects.

Remediation and Construction Management ("RCM")

        RCM is focused on completing our full-service support to U.S. federal government, state and local governments and commercial clients. RCM's service lines include environmental remediation, infrastructure development, and alternative energy.

        Environmental Remediation.    We provide environmental remediation and reconstruction services to evaluate and restore lands to beneficial use. Environmental remediation includes activities to identify, evaluate and destroy unexploded ordinance ("UXO"), both domestically and internationally. Under the U.S. federal government's Base Realignment and Closure ("BRAC") Act, we help remediate and restore facilities at military locations in the United States and around the world. We provide environmental management and planning support to evaluate and mitigate impacts from human activities on the natural environment. In addition, we manage large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use.

        Infrastructure Development.    We provide program management, construction management, and development services for large scale water management infrastructure including flood protection structures, water conveyance and treatment facilities, and hydroelectric power projects. We also build energy-efficient buildings and support our clients in developing transportation-related structures including roads, bridges, aviation/runways and ports and harbor facilities. We provide environmental, engineering, procurement, construction and operations and maintenance services for all project phases.

        Alternative Energy.    We provide full range of services for alternative energy development. For wind, solar and hydroelectric power development and upgrade projects, we provide environmental, engineering, procurement, construction and operations and maintenance services for all project phases. Our capabilities include site evaluation, planning, biological assessments, permitting, engineering, construction management, construction and electrical services. We also provide services for other emerging and alternative energy technologies including geothermal, nuclear and biogeneration technologies.

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

•       Providing full-service support to Cameco Corporation, such as due diligence, feasibility studies, environmental assessment and permitting, and EPCM, including design delivery and support for all phases of global uranium mine operations.

• Providing engineering and procurement, and on-site engineering assistance to Yukon Zinc for the Wolverine Lake Mine, Yukon Territory, Canada.
TSS

•       Under EPA's Scientific, Technical, Research, Engineering, and Modeling Support contract, supporting the development and evaluation of technologies and tools to prevent or reduce pollution of air, land, and water, and restore ecosystems.

• Providing support to the EPA's Climate Change Division to reduce methane (a greenhouse gas) from landfills and encourage recovery and beneficial use of landfill gas as an energy source.

•       Implementing the Africa Resilience to Climate Change project to support USAID's Africa, Latin America and Caribbean Bureaus by developing and implementing climate change vulnerability assessment methodologies and providing technical, outreach, and training support.

Segment	Representative Projects

•       Helping USAID implement multiple international development programs in Afghanistan including the Sustainable Water Supply and Sanitation contract; the Rule of Law Stabilization Program – Formal component; the Kabul City Initiative; the Kabul Electricity Service Improvement Program; and the Land Reform in Afghanistan program.

• Providing reconstruction and stabilization support services on behalf of the DoS in unstable countries around the world.

•       Providing specialty marine impact studies, permitting services, biological and cultural resources surveys, design and construction support for Garden State Offshore Energy, LLC, a major offshore wind developer. Similar environmental services are provided to multiple utilities such as Idaho Power for energy transmission line routing

•       Providing engineering, staff augmentation and technical support services to U.S. federal government agencies such as the U.S. Missile Defense Agency, the Transportation Security Administration ("TSA") and the DoS.

EAS	• Providing architectural and engineering design services for numerous U.S. government facilities, including military housing and overhead protection systems.

•       Providing mechanical, electrical, plumbing and fire protection engineering design services for buildings, including major corporate headquarters buildings, healthcare facilities, research laboratories, cultural arts facilities and universities.

•       Providing design, construction management and design-build services to the City of Augusta, Georgia, for various infrastructure projects including pipelines, lift stations, storage tanks, buildings, treatment facilities and all associated electrical, instrumentation and control.

• Providing design and traffic management services for the Massachusetts Department of Transportation's I-93 FAST 14 Bridge Replacement Program.
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

Segment	Representative Projects

•       Providing design-build services for energy-efficient facilities and environmental restoration services at various DoD BRAC sites, such as the Hunters Point Naval Shipyard in San Francisco, California.

•       Providing turn-key solutions for utilities and commercial energy developers, including environmental studies, permitting, engineering, design, construction and operations and maintenance services, for wind farms and solar facilities throughout the United States.

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

Clients

        We provide services to a diverse base of U.S. federal, state and local government agencies, as well as commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
	2011	2010	2009
Client Sector
Federal government(1)	43.4%	51.9%	50.9%
State and local government	11.0	14.8	12.1
Commercial	22.4	23.8	32.4
International(2)	23.2	9.5	4.6

	100.0%	100.0%	100.0%

(1)
Includes revenue generated under U.S. government contracts performed outside the United States.
(2)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

        U.S. federal government agencies are among our most significant clients. The DoD accounted for 20.4%, 28.6% and 30.9% of our revenue in fiscal 2011, 2010 and 2009, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist state and local government clients in a variety of jurisdictions across the United States. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single commercial client accounted for more than 10% of our revenue in fiscal 2011.

        The following table presents a list of representative clients in our reportable segments.

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial	International
ECS	DoD; DOE; EPA; Federal Aviation Administration ("FAA"); International Boundary and Water Commission ("IBWC"); National Oceanic and Atmospheric Administration ("NOAA"); USACE; USAF; USAID; U.S. Bureau of Reclamation; U.S. Department of the Interior, Bureau of Land Management; U.S. Forest Service ("USFS"); U.S. General Services Administration ("GSA"); U.S. Navy ("USN")	California Department of Water Resources; City of Philadelphia, Pennsylvania; City of San Diego, California; County of Ventura, California; Fairfax County, Virginia; Los Angeles County, California; Louisiana Office of Coastal Protection and Restoration; Plaquemines Parish Government, Louisiana; Port of Los Angeles, California; Seattle Department of Transportation ("DOT"); State of Wyoming; Washington State DOT	AIG Domestic Claims, Inc.; Barrick Gold Corporation; Carson Marketplace, LLC; ConocoPhillips Co.; Exxon Mobil Corp.; Ford Motor Co.; General Electric Co.; Intrepid Potash-New Mexico, LLC; Kinder Morgan Energy Partners, L.P.; Lockheed Martin Corp.; McClellan Business Park, LLC; Newmont Mining Corp.; Shell Canada Limited; Southern California Gas Co.; Suncor Energy; Sunflower Redevelopment, LLC; Waste Management, Inc.	BHP Billiton; Cameco Corp.; Canal Authority; Chevron Corporation; City of Calgary, Alberta; City of Paris, France; City of Toronto, Ontario; City of Winnipeg, Manitoba; Hydro One Incorporated.; Hydro-Quebec; Ontario Power Generation, Inc.; The Mosaic Co.; Panama Terrane Metals Corp.; Winnipeg Airports Authority, Inc.; Yukon Zinc Corporation
TSS
DOE; DoS; Department of Homeland Security; National Aeronautics and Space Administration; National Guard Bureaus; National Nuclear Security Administration; NOAA; TSA; USAF; USACE; USAID; U.S. Coast Guard ("USCG"); USEPA; U.S. Missile Defense Agency; USN
City of Chicago, Illinois; City of Kansas City, Missouri; City of Los Angeles, California; Idaho Power; Port of Los Angeles, California; Port of San Diego, California; Portland General Electric; States of California, Massachusetts, Missouri, Montana, New York, New Jersey, Pennsylvania and Wisconsin; University of California, Berkeley
ACCIONA Infrastructure North America; Alcoa Inc.; Bechtel Power Corp.; Carson Marketplace, LLC; Chartis, Inc.; ConocoPhillips Co.; D.R. Horton, Inc.; El Paso Corporation; Exxon Mobil Corp.; Ford Motor Co.; General Electric Co.; Lend Lease Americas; Lockheed Martin Corp.; McClellan Business Park, LLC; NextEra Energy Resources LLC; PPG Industries; Range Resources-Appalachia, LLC; Target Corp.; Texas Energy Group, LLC; W.R. Grace & Co.
Agroreserve Russia; Al Taaqa; British Virgin Islands Tourist Board; Dead Sea Development Commission; Electricity Holding Co. of Oman; Enbridge Inc.; Gamesa Corporacíon Tecnológica; Hainan Land Property Group; Horizon Wind Energy LLC; Iberdrola S.A.; OPMAC Corporation of Japan; Pan-China Construction Group; Renewable Energy Systems Ltd.; Ridgeline Energy; RWE AG, Germany; Vnesheconombank

Representative Clients
Reportable Segment	Federal Government	State and Local Governments	Commercial	International
EAS	Defense Commissary Agency; GSA; MCC; USACE; USAF; USAID; USCG; USFS; U.S. Fish and Wildlife Service; USN; U.S. Postal Service	Allegheny County Sanitary Authority; Boston Water and Sewer Commission; City of Kansas City, Missouri; City of Lansing, Michigan; City of Omaha, Nebraska; City of Port Huron, Michigan; City of Toledo, Ohio; City of San Juan Capistrano, California; City of Tulsa, Oklahoma; Cortland Enlarged City School District; Geneva City School District; Huntsville Utilities; Irvine Ranch Water District; King County, Washington; Massachusetts DOT, Highway Division; Michigan DOT; Minisink Valley Central School District; Ohio DOT; Oklahoma DOT; Orange County Public Works, California; Orange County Utilities Department, Florida; Port of Long Beach, California; Tulsa Metropolitan Utility Authority; Whitesboro Central School District	Absher Construction Co.; AT&T Inc.; General Motors Co.; Genzyme Corp.; Goldman Sachs; Kendall/Heaton Associates, Inc.; Kohn, Pederson, Fox Associates, PC; Larfarge; Lockheed Martin Corp.; M. Arthur Gensler Jr. & Associates, Inc.; Parsons Brinckerhoff, Quade & Douglas, Inc.; Pascal & Ludwig Engineers; PCL Construction Services, Inc.; Pioneer Natural Resources Co.; Rafael Vinoly Architects PC; Record Steel and Construction Inc.; Skidmore, Owings and Merrill LLP; The Confederated Tribes of the Colville Reservation; Tutor Perini Corp.; White Kiewit Joint Venture	New Songdo City Development, LLC; Orissa Water Supply & Sewage Board; Societe d'Entreprise & de Gestion; TRO Jung/Brannen, Inc.
RCM	Air Force Center for Engineering and the Environment; DoD; DOE; The Naval Facilities Engineering Command; USACE; USCG; USFS	New Jersey Turnpike Authority; New York State DOT; New York State Office of General Services; South Florida Water Management District; State University Construction Fund
			ACCIONA Infrastructure North America; Actus Lend Lease; Alcoa, Inc.; AT&T, Inc.; Castle & Cooke, Inc.; Cogentrix Energy, LLC; Comcast Corp.; Competitive Power Ventures Inc.; Idaho Power Co.; Keenan II Renewable Energy Co., LLC; Lower Fox River Remediation LLC; NextEra Energy Resources, LLC; Noble Constructors, LLC; PacifiCorp; Rockies Express Pipeline LLC; Sheldon Energy LLC; Verizon Communications, Inc.	Acciona S.A.; Eni SpA; Iberdrola S.A.; Kuwait Oil Co.; Suez Environnement S.A.; Veolia Environnement S.A.

Contracts

        Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
	2011	2010	2009
Contract Type
Fixed-price	40.4%	42.0%	40.8%
Time-and-materials	38.7	34.0	37.2
Cost-plus	20.9	24.0	22.0

	100.0%	100.0%	100.0%

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

Marketing and Business Development

        Our corporate management team establishes the scope and range of services we provide and our overall business strategy. The centralized business development support group develops corporate marketing materials, conducts market research, and manages promotional and professional activities, including appearances at trade shows, direct mailings, advertising and public relations. Business development activities are implemented by our technical and professional management staff. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through our technical and geographic network. Our strong internal network helps allow our professional staff members to recognize opportunities to provide new services to existing clients and broaden our client base in core services. We market throughout the client organizations we target, focusing on opportunities to deliver solutions to emerging programs and provide full-service support.

        For our major focus areas, we have established company-wide initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids, and help us to build interdisciplinary teams. Our initiatives provide a forum for cross-sector collaboration and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position for future procurements.

Sustainability Program

        We lead and support programs that minimize our collective impacts on the environment through the solutions we provide for our clients ("Projects"), through our procurement and subcontracting approach ("Procurement"), and with internal policies and processes that promote sustainable practices, reduce costs and minimize environmental impacts ("Processes"). Collectively, we identify these three sustainability areas as the "3 Ps" that form the pillars of our Sustainability Program. Consistent with the Global Reporting Initiative's internationally recognized sustainability reporting guidelines, we have established a clear set of metrics that define our sustainability goals. We continuously implement sustainability policies and practices, and we assess the results of our efforts in order to improve upon them in the future.

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

        Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt or securities as we deem appropriate to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations or cash flow. All acquisitions require the approval of our Board of Directors, and those in excess of a certain size require the approval of our lenders.

        In fiscal 2007, we acquired Delaney Construction Corporation ("DGI"), which provides planning, development and construction services for wind energy programs, BRAC projects, and water and wastewater treatment and conveyance facilities to its broad-based clients. This acquisition enabled us to provide a wider range of services to our current and prospective wind energy clients, as DGI offers complementary capabilities and client relationships. In fiscal 2008, we acquired ARD, Inc. ("ARD"), which provides applied research, planning, design and implementation services focused on a range of water, energy, environmental and governance challenges. ARD manages large, complex international development projects for its clients, predominantly USAID. This acquisition increased our professional workforce in new geographic areas and technical specialties around the world. In fiscal 2009, we acquired

Wardrop Engineering, Inc. ("Wardrop"), a Canadian firm that specializes in resource management, energy and infrastructure design. This acquisition significantly expanded our worldwide presence with offices throughout Canada, and in the United Kingdom and India. In fiscal 2010, we acquired EBA Engineering Consultants, Ltd. ("EBA"), a Canadian firm that provides natural science, engineering and arctic engineering services to the mining, energy and infrastructure sectors. This acquisition strengthened our geographic presence, and added new customers and complementary technical services. In fiscal 2011, we acquired BPR, Inc. ("BPR"), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada. In fiscal 2011, we also acquired Proteus EPCM Engineers and Metalica Consultores, S.A., the Company's first two acquisitions in Australia and Chile, respectively. Since fiscal 2007, we also made other acquisitions that enhanced our service offerings to broad-based clients and expanded our geographic presence.

Competition

        The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.

        We perform a broad spectrum of consulting, engineering and technical services across our reportable segments. Our client base includes U.S. federal government agencies, such as the DoD, USAID, DOE, EPA and FAA; state and local government agencies in the United States; provincial governments in Canada; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients, which are predominately located in Canada and include primarily mining and oil companies. Our competition varies and is a function of the business areas in which, and client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

        We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CH2M Hill Companies Ltd.; Camp Dresser & McKee, Inc.; Chemonics International Inc.; Dessau Inc.; GENIVAR Inc.; GHD; ICF International, Inc.; Jacobs Engineering Group Inc.; MWH Global, Inc.; Science Applications International Corporation; The Shaw Group Inc.; Sinclair Knight Merz Pty Ltd.; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; URS Corporation; and Weston Solutions, Inc.

Backlog

        We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 80% of our backlog at fiscal 2011 year-end will be recognized as revenue in fiscal 2012, as work is performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

        At fiscal 2011 year-end, our backlog was $1.95 billion, an increase of 5.2% compared to fiscal 2010 year-end. Our backlog growth was due primarily to our fiscal 2011 acquisitions and new orders from our international clients, particularly for our water, environmental and infrastructure design services in the mining and energy markets. Additionally, the growth was driven by demand for our energy, water and transportation infrastructure services in the commercial and state and local government markets. The overall growth was partially offset by delays on new awards for certain large construction management projects in the United States and abroad.

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

        Some environmental laws, such as the Superfund law and similar state and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and the events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or cessation of remediation activities.

        Certain of our business operations are covered by U.S. Public Law 85-804, which provides for government indemnification against claims and damages arising out of unusually hazardous activities performed at the request of the government. Due to changes in public policies and law, however, government indemnification may not be available in the case of any future claims or liabilities relating to other hazardous activities that we perform.

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

 Seasonality

        We experience seasonal trends in our business. Our revenue is typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work, particularly in the ECS and RCM segments. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

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

Employees

        Our principal asset is our employees. We currently have more than 13,000 employees. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Approximately 600 employees are represented by labor unions pursuant to collective bargaining agreements. We consider the relationships with our employees to be favorable. We believe that our ability to retain and expand our staff of qualified professionals will be an important factor in determining our future growth and success. To date, we believe that we have been successful in recruiting and retaining qualified employees, and we are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities. On certain engagements, we supplement our consultants with independent contractors. We believe that the practice of retaining independent contractors on an engagement basis provides us with significant flexibility in adjusting professional personnel levels in response to changes in demand for our services.

 Executive Officers of the Registrant

        The following table shows the name, age and position at November 7, 2011, of each of our executive officers:

Name	Age	Position
Dan L. Batrack	53	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	47	Executive Vice President, Chief Financial Officer and Treasurer

Mr. Burdick was named Executive Vice President, Chief Financial Officer and Treasurer in July 2011. He served as our Senior Vice President and Corporate Controller from January 2004 to March 2011, and our acting Chief Financial Officer and Treasurer between March 2011 and July 2011. Mr. Burdick joined us in April 2003 as Vice President, Management Audit. Previously, Mr. Burdick served as the Executive Vice President and Chief Financial Officer for Aura Systems, Inc. From 2000 through 2002 he was the Chief Financial Officer for TRW Ventures. Prior to this, Mr. Burdick held the position of Senior Manager with Ernst & Young LLP in Los Angeles. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Name	Age	Position
James R. Pagenkopf	60	Executive Vice President and President of Engineering and Consulting Services

Mr. Pagenkopf has served as the President of Engineering and Consulting Services since September 2009. He has 35 years of experience with us in both technical and management roles, including project and program manager, office manager, group manager, Vice President, and President of ECS' largest operating unit. Mr. Pagenkopf's academic and professional background is in the development and application of hydrodynamic and water quality models, which he has applied in more than 200 projects throughout the U.S. and internationally. He has served as program manager on several large technical support contracts for the EPA's Office of Water, and more recently has led our strategic water initiative to focus our growth in the Louisiana/Gulf Coast and Panama Canal water resources markets. Mr. Pagenkopf holds a B.S. in Civil Engineering from Valparaiso University and an M.S. in Civil Engineering from the Massachusetts Institute of Technology.

Ronald J. Chu	54	Executive Vice President and President of Technical Support Services

Mr. Chu has served as the President of Technical Support Services since June 2007. He has more than 16 years of experience with us and has served in various technical and management capacities, including project and program manager, office manager, regional manager and chief operating officer for TSS. Mr. Chu was named a Vice President in 2001. He began his career as a civil/sanitary engineer in 1981 and entered the environmental consulting field in 1984. His career has included management of major assessment, engineering and remediation programs for the DoD, the EPA, state and local government agencies, and commercial clients. Mr. Chu is a registered professional engineer in several states and has authored numerous technical articles. He holds a B.S. in Civil Engineering from Northeastern University and an M.S. in Environmental Engineering from the University of Southern California.

Name	Age	Position
Douglas G. Smith	62	Executive Vice President and President of Engineering and Architecture Services

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

Frank C. Gross, Jr.	55	Executive Vice President and President of Remediation and Construction Management

Mr. Gross joined us as the President of Remediation and Construction Management in July 2011. He previously served as President of the Industrial/Process Business Unit of URS Corporation's Washington Division since February 2008. At his former employer, Mr. Gross led an $850 million per year business group focused on construction management. He joined URS in 1978 and gained progressive responsibility in a variety of technical and leadership roles. He has more than 30 years of experience with large, multi-disciplinary engineering and construction projects in power, oil and gas, industrial/manufacturing, automotive, and other heavy industries. Mr. Gross earned a B.S. in Civil and Environmental Engineering from Clarkson University.

Name	Age	Position
William R. Brownlie	58	Senior Vice President, Chief Engineer

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

Richard A. Lemmon	52	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Janis B. Salin	58	Senior Vice President, General Counsel and Secretary

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

Craig L. Christensen	58	Senior Vice President, Chief Information Officer

Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. ("NUS") subsidiary. Mr. Christensen is responsible for our information services and technologies, including the implementation of our enterprise resource planning system. Previously, Mr. Christensen held positions at NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.

Name	Age	Position
Michael A. Bieber	43	Senior Vice President, Corporate Development

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

Leslie L. Shoemaker	54	Senior Vice President, Corporate Strategy

Dr. Shoemaker joined us in 1991, and she is currently responsible for our strategic planning, business development, sustainability and corporate communications functions. Dr. Shoemaker coordinates our Strategic Initiatives Program, which supports company-wide collaboration on key services in our major growth markets. Dr. Shoemaker is our Chief Sustainability Officer. She also leads water resources modeling and systems development projects, and consults on the development of policy and programs for watershed management and sustainable communities. Dr. Shoemaker has more than 25 years of industry experience and has previously served in various technical and management capacities including project engineer, project manager, Vice President, and technical practice leader. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Kevin P. McDonald	52	Senior Vice President, Corporate Human Resources

Mr. McDonald joined us in 2004 through the acquisition of Foster Wheeler Environmental Corporation. He is responsible for all areas of human resources ("HR"), including executive compensation, employee benefits, succession planning, human resources information systems, and employment law compliance. Prior to leading our corporate HR organization, Mr. McDonald was the HR Director for one of our subsidiaries. He has more than 30 years' experience in the engineering and construction services industry. Mr. McDonald earned a B.S. degree in Management from the University of Scranton and an M.B.A from Fairleigh Dickinson University.

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

        General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, delays and uncertainties related to federal budgets. These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2011, our business, financial condition and results of operations may be materially and adversely affected.

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

  •
  Changes in tax laws or regulations or accounting rules;

  •
  The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;

  •
  Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock and market trends unrelated to our stock; and

  •
  Continued volatility in the financial market.

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

        In fiscal 2011, we generated 22.4% of our revenue from U.S. commercial clients. Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

The recently approved federal debt ceiling legislation and delayed action by the federal government could significantly delay payment or reduce government demand for the services we provide.

        On August 2, 2011, the federal government approved an increase of the federal debt ceiling that allows it to continue to meet its obligations and debts. We, however, do not know whether delayed action by the federal government leading up to the recently approved legislation will result in significant delays in the timely billing and collection of our contractual payments. Our federal contracts typically require us to continue to perform the contract even if the federal government is unable to make timely payments. Otherwise, we may risk a termination for default. In addition, we do not know whether the recently approved federal debt ceiling legislation will significantly impact future government expenditure and demand for the services we provide. Any significant reduction in federal government expenditures or significant delays in the timely payment of billings may have a material adverse effect on our financial condition and results of operation.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

        In fiscal 2011, we generated 54.4% of our revenue from contracts with U.S. federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. We generated 43.4% of our revenue for fiscal 2011 from the following agencies: 20.4% from DoD agencies, 11.2% from USAID and 11.8% from other U.S. federal government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

A decline in U.S. defense or other federal government spending, or a change in budgetary priorities, could harm our operations and significantly reduce our profits and revenue.

        We generated 43.4% of our revenue for fiscal 2011 from the following U.S. federal government agencies: 20.4% from DoD agencies, 11.2% from USAID and 11.8% from other U.S. federal government agencies. The legislation passed in August 2011 includes significant reductions for in federal government spending over a ten-year period. Future levels of expenditures and authorizations for defense-related or other federal programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services. As a result, a general decline in U.S. defense or other federal spending or a change in budgetary priorities could reduce our profits and revenue.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue.

        When the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

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

        Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects. The outcome of ongoing political debate in Congress regarding cuts to government spending could result in reductions in the funding proposed by the Administration for certain projects. The legislation passed in August 2011 includes significant reductions in U.S. federal government spending over a ten-year period. Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

        Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

        As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified scientists and engineers is competitive, and from time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients. For example, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees. With limited exceptions, we do not have employment agreements with any of our key personnel. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

        To prepare financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

  •
  The application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims including related unbilled accounts receivable;

  •
  Unbilled accounts receivable including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;

  •
  Provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others;

  •
  Provisions for income taxes, research and experimentation ("R&E") credits, valuation allowances and unrecognized tax benefits;

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

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue or costs on a contract. In particular, fixed-price contracts could increase the unpredictability of our earnings.

        It is important for us to accurately estimate and control our contract costs so that we can maintain positive operating margins and profitability. We generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus.

        The U.S. federal government and some clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings as well as have a material adverse impact on our business and earnings.

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

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results. Our failure to conduct due diligence effectively or our inability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

        If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

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

        Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. At October 2, 2011, our goodwill was $569.4 million and other intangible assets were $81.1 million. We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

        Our backlog at October 2, 2011, was $1.95 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

        In fiscal 2011, we generated 23.2% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

        Our credit agreement limits or restricts our ability to, among other things:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters is located in Pasadena, California. This leased facility contains approximately 68,000 square feet of office space. Substantially all of our properties, including those of our recent acquisitions, are leased in approximately 342 office, warehouse, and laboratory locations in the United States and abroad. We own facilities located in Gloversville, New York; Casper, Wyoming; Virginia Beach, Virginia; and Shreveport, Louisiana that are used for operations. In total, our facilities contain approximately 2.1 million square feet of domestic office, warehouse, and laboratory space and 783,782 square feet of office space outside the United States. Our significant lease agreements expire at various dates through 2021. We also have some month-to-month leases.

        We believe that our current facilities are adequate for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise. None of our facilities are individually material to our operations.

Item 3.    Legal Proceedings

        We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties seek damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

        In May 2003, Innovative Technologies Corporation ("ITC") filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. ("AMT") and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC. In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys' fees. In July 2008, the Common Pleas Court of Montgomery County denied AMT's motion for judgment notwithstanding the verdict and conditionally denied AMT's motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC's motion for prejudgment interest and attorneys' fees. In December 2009, the trial court awarded ITC $2.9 million in attorneys' fees and costs, and denied

ITC's motion for prejudgment interest. AMT appealed the trial court's decision awarding compensatory and punitive damages, and attorneys' fees and costs. ITC cross-appealed the trial court's decision to remit the jury verdict and the trial court's denial of prejudgment interest. Final briefs were filed with the court of appeals and oral arguments were heard in December 2010. On October 28, 2011, the court of appeals issued its decision and affirmed the trial court's rulings. As of October 28, 2011, the outstanding judgment against AMT, including post-judgment interest, approximates $12.9 million dollars. ITC has filed a motion seeking additional attorneys' fees which is pending. AMT has posted a bond, as required by the trial court, for $13.4 million. We believe that a reasonably possible range of exposure, including attorneys' fees, is from $0 to approximately $14.5 million. At October 2, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,905 stockholders of record at November 7, 2011. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal Year 2011
First quarter	$27.16	$20.53
Second quarter	25.50	22.23
Third quarter	25.49	21.49
Fourth quarter	23.81	17.57
Fiscal Year 2010
First quarter	$27.70	$24.28
Second quarter	28.18	19.51
Third quarter	25.14	20.04
Fourth quarter	21.61	18.00

        We have not paid any cash dividends since our inception and do not intend to pay any cash dividends on our common stock in the foreseeable future. Our credit agreement restricts the extent to which cash dividends may be declared or paid. For information regarding our stock-based compensation, see Note 10, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" in Item 8.

Stock Purchase

        None.

Performance Graph

        The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index, our self-constructed Peer Group Index (as defined below) and Former Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on October 2, 2006, and that all dividends have been reinvested. No cash dividends have been declared on shares of our common stock. Our self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; Foster Wheeler AG; Jacobs Engineering Group; Michael Baker Corporation; The Shaw Group, Inc.; URS Corporation; and Willbros Group, Inc. Our self-constructed Former Peer Group Index included the following companies: AECOM Technology Corporation; ICF International, Inc.; The Shaw Group, Inc.; and Stantec, Inc. We changed the composition of the Peer Group Index to better reflect our current primary competitors, given our larger exposure to industrial markets. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON OCTOBER 2, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 2, 2011

	2006	2007	2008	2009	2010	2011
Tetra Tech, Inc.	100.00	121.24	146.33	147.70	121.64	107.58
NASDAQ Market Index	100.00	120.42	98.04	94.88	108.55	111.66
Peer Group Index	100.00	195.15	130.35	136.15	114.09	87.70
Former Peer Group Index	100.00	224.72	141.43	155.20	158.60	143.57

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

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009	September 28, 2008	September 30, 2007
	(in thousands, except per share data)
Statements of Income Data
Revenue	$2,573,144	$2,201,232	$2,287,484	$2,145,254	$1,553,888
Operating income	146,422	124,474	121,889	106,400	86,297
Net income attributable to Tetra Tech	90,039	76,819	87,028	60,906	46,353
Diluted earnings per share	1.43	1.24	1.43	1.02	0.79
Balance Sheet Data
Working capital	$307,393	$377,506	$223,654	$232,154	$194,375
Total assets	1,593,988	1,381,689	1,097,905	1,056,545	847,487
Long-term debt, excluding current portion	144,868	122,510	6,530	53,292	81,080
Tetra Tech stockholders' equity	854,725	748,133	646,478	511,514	415,703

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

        We are a leading provider of consulting, engineering, program management, construction management and technical services that focuses on supporting fundamental needs for water, natural resources, the environment, infrastructure and energy. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

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

	Fiscal Year
	2011	2010	2009
Client Sector
Federal government(1)	43.4%	51.9%	50.9%
State and local government	11.0	14.8	12.1
Commercial	22.4	23.8	32.4
International(2)	23.2	9.5	4.6

	100.0%	100.0%	100.0%

(1)
Includes revenue generated under U.S. government contracts performed outside the United States.
(2)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

        We manage our business under the following four reportable segments:

        Engineering and Consulting Services.    ECS provides front-end science, consulting engineering services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, arctic engineering, industrial processes, and information technology.

        Technical Support Services.    TSS advises clients through the study, design and implementation phases of projects. TSS provides management consulting and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development/stabilization, energy services, and technical government staffing services.

        Engineering and Architecture Services.    EAS provides engineering and architecture design services, including LEED and sustainability services, together with technical and program administration services for projects related to water infrastructure, buildings, and transportation and facilities.

        Remediation and Construction Management.    RCM is focused on completing our full-service support to U.S. federal government, state and local governments and commercial clients. RCM's service lines include environmental remediation, infrastructure development, and alternative energy.

        The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
	2011	2010	2009
Reportable Segment
ECS	43.0%	33.2%	26.3%
TSS	22.1	24.0	22.8
EAS	12.0	13.3	13.1
RCM	28.2	34.5	41.6
Intersegment elimination	(5.3)	(5.0)	(3.8)

	100.0%	100.0%	100.0%

        We are implementing organizational changes that will result in a realignment of our reportable segments. These changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar customer types, project types and financial metrics. These changes will be effective at the beginning of the first quarter of fiscal 2012, and our reportable segment results on a prospective basis will be revised consistent with the new organizational structure. Prior period amounts will be restated to conform to the new presentation.

        For more information concerning our reportable segments, see Note 17, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

        We provide services under three principal types of contracts: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
	2011	2010	2009
Contract Type
Fixed-price	40.4%	42.0%	40.8%
Time-and-materials	38.7	34.0	37.2
Cost-plus	20.9	24.0	22.0

	100.0%	100.0%	100.0%

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

        In the first quarter of fiscal 2011, we acquired BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expanded our geographic presence in eastern Canada, and enabled us to provide clients with additional services throughout Canada. In the second quarter of fiscal 2009, we acquired Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design. This acquisition significantly expanded our worldwide presence with offices throughout Canada. These two acquisitions are part of the ECS segment. In fiscal 2009, 2010 and 2011, we made other acquisitions that enhanced our service offerings to broad-based clients and expanded our geographic presence. These acquisitions are part of the ECS, TSS and RCM segments.

        For analytical purposes only, we categorize our revenue into two types: acquisitive and organic. Acquisitive revenue consists of revenue derived from acquired companies during the first twelve months following their respective acquisition dates. Organic revenue consists of our total revenue less any acquisitive revenue.

        Divestitures.    To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In fiscal 2009, 2010 and 2011, we did not have any divestitures.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

        Management review of fiscal 2011 and outlook for the future.    In fiscal 2011, our operating results improved compared to fiscal 2010 despite continuing challenges for the markets in which we operate. We continued our focus on organic growth and the strategic acquisition of firms that enhance our service offerings and expand our geographic presence. Our revenue grew 16.9% compared to fiscal 2010 due to contributions from recent acquisitions and strength in mining and energy projects worldwide. However, continued weakness in U.S. federal construction management and reduced revenue in our state and local government business partially offset this growth.

        We foresee the continuation of a slow and gradual economic recovery in the United States following the severe economic weakness experienced during the global financial crisis and a continuation of strong market demand in our international markets. However, we believe that growth in our non-U.S. markets will experience a faster recovery. As such, we expect that our revenue will grow moderately in fiscal 2012 compared to fiscal 2011 due to anticipated growth in our business and contributions from our international activities.

        U.S. Federal Government.    Our U.S. federal government business declined 2.3% in fiscal 2011 compared to fiscal 2010. The decline was primarily due to reduced revenue on back-end construction management projects for the USACE. The decline was partially offset by revenue growth from international development services for the USAID and from our front-end water, environmental, and infrastructure engineering and design services for other federal government agencies. These agencies included the various military branches of the DoD, the GSA, the IBWC, The National Science Foundation ("NSF"), the EPA, the U.S. Department of Agriculture ("DOA"), and the FAA. We also experienced increased workloads on DoD infrastructure design-build projects in Afghanistan. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. However, due to U.S. federal budget uncertainties, we have continued to experience delays on new awards for certain large construction management projects in the U.S. and abroad. Because of these delays, revenue from our U.S. federal government business is expected to be relatively flat in fiscal 2012 compared to fiscal 2011.

        U.S. State and Local Government.    Our state and local government business declined 13.2% in fiscal 2011 compared to fiscal 2010. The decline resulted primarily from reduced activity on a large transportation infrastructure project and a municipal landfill design project. We continue to experience weak economic conditions across our state and local government markets. Many state and local government agencies continue to face serious economic challenges, including budget deficits and difficult cost-cutting decisions. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our state and local government programs are partially mitigated by regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees. As a result, some programs will generally progress despite budget pressures. Because we anticipate that many state and local government agencies will continue to face serious economic challenges, our state and local government business is expected to experience slow to modest growth in fiscal 2012 compared to fiscal 2011.

        U.S. Commercial.    Our commercial business grew 10.3% in fiscal 2011 compared to fiscal 2010. The growth was primarily attributable to increased revenue from energy and industrial projects. Many of our largest commercial customers are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis. Therefore, although we expect that some economic weakness may continue in certain sectors of our commercial business, we are optimistic concerning the growth in commercial business due to increased spending by our largest commercial customers. Accordingly, we expect that our commercial business will grow moderately in fiscal 2012 compared to fiscal 2011. Our U.S. commercial clients typically react rapidly to economic change. Accordingly, if the U.S. economy experiences a slowdown in fiscal 2012, we would expect our U.S. commercial outlook to change accordingly.

        International.    Our international business grew 184.9% in fiscal 2011 compared to fiscal 2010. The growth was driven by our recent acquisitions in Canada and, to a lesser extent, in Australia and Chile. Additionally, the growth resulted from strong demand for our water, environmental and infrastructure design services in the mining and energy markets. We expect that our international business will continue its strong growth in fiscal 2012 compared to fiscal 2011 as a result of our recent acquisitions and demand for our services in the mining and energy markets worldwide.

RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$2,573,144	$2,201,232	$371,912	16.9%
Subcontractor costs	(780,817)	(741,002)	(39,815)	(5.4)

Revenue, net of subcontractor costs(1)	1,792,327	1,460,230	332,097	22.7
Other costs of revenue	(1,462,172)	(1,172,542)	(289,630)	(24.7)
Selling, general and administrative expenses	(183,733)	(163,214)	(20,519)	(12.6)

Operating income	146,422	124,474	21,948	17.6
Interest expense – net	(5,930)	(1,387)	(4,543)	(327.5)

Income before income tax expense	140,492	123,087	17,405	14.1
Income tax expense	(47,510)	(46,268)	(1,242)	(2.7)

Net income including noncontrolling interests	92,982	76,819	16,163	21.0
Net income attributable to noncontrolling interest	(2,943)	–	(2,943)	100.0

Net income attributable to Tetra Tech	$90,039	$76,819	$13,220	17.2%

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

        Revenue increased significantly in 2011 compared to 2010. We experienced increased demand for our water, environmental, infrastructure design and construction management services in the mining and energy markets worldwide. The recent acquisitions, primarily in Canada, contributed $380.1 million and $323.9 million of additional revenue and revenue, net of subcontractor costs, respectively. Further, our revenue increased from our front-end water, environmental, and infrastructure engineering and design services for certain U.S. federal government clients including the EPA, FAA, NSF, IBWC, GSA, DOA and various military branches of the DoD. These revenue increases were largely offset by a decline in the U.S. federal government business due primarily to the wind-down of certain large construction management projects for the USACE and the DOE, and delays on new awards for certain large construction management projects in the U.S. and abroad. Our state and local government sector also experienced a revenue decrease as a result of continuing weakness in the economy, and reduced activity on a transportation infrastructure and municipal landfill design projects. Overall, revenue, net of subcontractor costs, grew at a higher rate than revenue. This resulted from the increase in self-performed work in the energy sector and reduced revenue from construction management projects, which typically have higher subcontracting activities. In comparing the results of fiscal 2011 to those of fiscal 2010, it is important to note that in the fourth quarter of fiscal 2010, we recognized approximately $45 million and $30 million in additional revenue and revenue, net of subcontractor costs, respectively, as result of the 53-week year in fiscal 2010 compared to the 52-week year in fiscal 2011.

        Operating income increased as a result of business growth. Additionally, operating income benefited from the recognition of government incentive award fees on a large environmental remediation program and favorable project close-outs on energy and construction management projects. Operating income also increased due to favorable claim settlements and lower bad debt expense on commercial projects. Further, we recognized a gain of $1.8 million from a net reduction of contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions. The operating income increase was partially offset by additional contract costs incurred for project overruns on several fixed-price construction projects and a large energy project. Further, we recognized additional selling, general and administrative ("SG&A") costs due to higher charges in fiscal 2011 related to our recent acquisitions including $15.3 million of amortization expense for intangible assets, $1.5 million of foreign currency exchange loss and other acquisition costs compared to fiscal 2010.

        Net interest expense grew as a result of increased borrowings on our credit facility for acquisitions and additional imputed interest costs recognized for long-term contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions.

        Income tax expense increased due to higher pre-tax income. Our effective tax rate for fiscal 2011 was 33.8% compared to 37.6% for fiscal 2010. The lower effective tax rate resulted from our continued foreign expansion during fiscal 2011 and the extension of U.S. R&E credits. In the first quarter of fiscal 2011, we recorded a $1.2 million benefit from U.S. R&E credits for the last nine months of fiscal 2010.

        Net income attributable to noncontrolling interests related primarily to the consolidated joint ventures associated with our Canadian acquisitions. Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$1,107,944	$730,425	$377,519	51.7%
Subcontractor costs	(231,215)	(188,559)	(42,656)	(22.6)

Revenue, net of subcontractor costs(1)	$876,729	$541,866	$334,863	61.8%

Operating income	$100,790	$60,810	$39,980	65.7%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue increased significantly in fiscal 2011 compared to fiscal 2010. The recent acquisitions, primarily in Canada, contributed $328.2 million and $300.4 million of additional revenue and revenue, net of subcontractor costs, respectively. Excluding the effect of acquisitions, the growth was driven by increased demand for our water, environmental and infrastructure design services for mining clients worldwide. To a lesser extent, the growth resulted from increased activity on EPA, FAA, NSF, IBWC and other U.S. federal government projects. The overall growth was partially offset by a wind-down on certain DoD and DOE projects, reduced activity on a large municipal landfill design project, and weakness in the state and local government business. Revenue, net of subcontractor costs, grew at a faster pace than revenue due to the high level of self-performed work in our international business.

        Operating income increased due predominantly to revenue growth. As a percentage of revenue, operating income increased due to improved project execution and higher profit margins on international projects.

Technical Support Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$568,335	$527,697	$40,638	7.7%
Subcontractor costs	(232,678)	(198,238)	(34,440)	(17.4)

Revenue, net of subcontractor costs(1)	$335,657	$329,459	$6,198	1.9%

Operating income	$40,895	$39,186	$1,709	4.4%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue increased modestly in fiscal 2011 compared to fiscal 2010. An acquisition in the fourth quarter of fiscal 2010 contributed $51.9 million and $23.6 million to fiscal 2011 revenue and revenue, net of subcontractor costs, respectively. Excluding the effect of this acquisition, revenue declined due to reduced workload on DoD and other U.S. federal government projects, partially offset by growth in the commercial, and state and local government sectors. Revenue, net of subcontractor costs, grew at a slower pace than revenue due to a change in contract mix on USAID projects, and a high level of subcontracting activities at the aforementioned acquired company and on certain EPA programs.

        Operating income increased due to revenue growth and favorable project close-outs in fiscal 2011. The increase was partially offset by additional contract costs incurred for project overruns in the second quarter of fiscal 2011. As a percentage of revenue, operating income was consistent with prior-year due to the reasons described above.

Engineering and Architecture Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$308,112	$294,112	$14,000	4.8%
Subcontractor costs	(83,916)	(71,703)	(12,213)	(17.0)

Revenue, net of subcontractor costs(1)	$224,196	$222,409	$1,787	0.8%

Operating income	$22,597	$12,194	$10,403	85.3%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue growth was driven by demand for our building and facility design services from several large commercial clients, and increased workload on international development projects for the U.S. federal government. Additionally, the growth resulted from increased activity on a few large water and transportation infrastructure projects for state and local government clients. The revenue growth was partially offset by the wind-down of several design projects overseas and the overall continued weakness in the state and local government markets. Revenue, net of subcontractor costs, grew at a slower pace than revenue due primarily to increased subcontracting activities on building and facility design and international development projects.

        Operating income increased due to revenue growth, a reduction in facility costs that resulted from prior-year office consolidations, and lower provisions for losses on accounts receivable as a result of cash collections. Additionally, operating income benefited from a favorable claim settlement of $2.3 million and favorable project close-outs. In fiscal 2010, operating income was reduced by a $3.1 million provision for losses on accounts receivable on certain commercial development and infrastructure projects.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$725,569	$759,088	$(33,519)	(4.4)%
Subcontractor costs	(369,824)	(392,592)	22,768	5.8

Revenue, net of subcontractor costs(1)	$355,745	$366,496	$(10,751)	(2.9)%

Operating income	$18,746	$33,651	$(14,905)	(44.3)%

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue declined in fiscal 2011 from fiscal 2010. This decline was due primarily to the wind-down of certain large construction management projects for the USACE, inclement weather in the northeast U.S., and reduced activity on DOE water and transportation infrastructure projects. Further, the decline resulted from reduced activity on a large transportation infrastructure project for a state and local government client. The decline was partially mitigated by strength in our energy markets worldwide, and increased activity on mining and certain U.S. federal government projects for GSA, DOA and various military branches of the DoD. Revenue, net of subcontractor costs, declined at a slower pace than revenue due to increased self-performed work on energy projects and reduced revenue from construction management projects, which typically have higher subcontracting activities.

        Operating income was adversely impacted by the aforementioned revenue decline, and lower profit rates on certain U.S. federal government and commercial construction management projects as a result of competitive pricing pressure and a lower realization on contract change orders and claims. In addition, we recognized approximately $20 million of cost overruns on several fixed-price construction and energy projects. In the fourth quarter of fiscal 2011, we incurred an additional $1.3 million charge for lease exit costs associated with our effort to further reduce overhead costs and consolidate certain facilities in response to the aforementioned revenue decline. The operating income decline was partially mitigated by the recognition of $10.6 million in government incentive award fees on a large environmental remediation program, favorable project close-outs related to energy and construction management projects and a favorable legal claim settlement in fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	October 3, 2010	September 27, 2009
			$	%
	($ in thousands)

Revenue	$2,201,232	$2,287,484	$(86,252)	(3.8)%
Subcontractor costs	(741,002)	(901,347)	160,345	17.8

Revenue, net of subcontractor costs(1)	1,460,230	1,386,137	74,093	5.3
Other costs of revenue	(1,172,542)	(1,108,512)	(64,030)	(5.8)
Selling, general and administrative expenses	(163,214)	(155,736)	(7,478)	(4.8)

Operating income	124,474	121,889	2,585	2.1
Interest expense – net	(1,387)	(2,684)	1,297	48.3

Income before income tax expense	123,087	119,205	3,882	3.3
Income tax expense	(46,268)	(32,177)	(14,091)	(43.8)

Net income	$76,819	$87,028	$(10,209)	(11.7)%

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

        Operating income grew as a result of the increase in revenue, net of subcontractor costs. The increase in operating income was partially offset by additional SG&A costs related to recent acquisitions, including $2.9 million of increased amortization expense related to intangible assets and $1.7 million of third-party acquisition costs.

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

Non-GAAP Financial Measures

        We are providing certain non-GAAP financial measures that we believe are appropriate measures for evaluating the operating performance of our business. These non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or cash flows from operating activities, as determined in accordance with U.S. GAAP.

        EBITDA represents net income attributable to Tetra Tech plus net interest expense, income taxes, depreciation and amortization. We believe EBITDA is a useful representation of our operating performance because of significant amounts of acquisition-related non-cash amortization expense, which can fluctuate significantly depending on the timing, nature and size of our business acquisitions. Revenue, net of subcontractor costs, is defined as revenue less subcontractor costs. For more information, see the "Consolidated Results of Operations" discussion above.

        The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs, for fiscal 2011, 2010 and 2009:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	($ in thousands)

Net income attributable to Tetra Tech	$90,039	$76,819	$87,028
Interest expense, net	5,930	1,387	2,684
Depreciation(1)	27,138	20,402	17,031
Amortization(1)	27,979	12,683	9,820
Income tax expense	47,510	46,268	32,177

EBITDA	$198,596	$157,559	$148,740

Revenue	$2,573,144	$2,201,232	$2,287,484
Subcontractor costs	(780,817)	(741,002)	(901,347)

Revenue, net of subcontractors costs	$1,792,327	$1,460,230	$1,386,137

(1)
The total of depreciation and amortization expenses slightly varied from the amounts on the consolidated statements of cash flows, which include amortization of deferred debt costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Capital Requirements.    Our capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions and earn-out obligations from prior-year acquisitions. We believe that our cash balances, operating cash flow and available borrowing under the credit agreement described below will be sufficient to meet our capital requirements for at least the next twelve months.

        Operating Activities.    For fiscal 2011, net cash provided by operating activities was $131.6 million, an increase of $24.8 million compared to fiscal 2010. The increase was driven by additional advance payments from clients on contract work, improved cash collections on accounts receivable and increased EBITDA. The overall increase was partially offset by unfavorable changes in accounts payable, other liabilities, and prepaid expenses and other assets compared to fiscal 2010 due to the timing of payments to vendors and subcontractors.

        Investing Activities.    For fiscal 2011, net cash used in investing activities was $293.8 million, an increase of $196.5 million compared to fiscal 2010. The increase was due to fiscal 2011 acquisitions and contingent earn-out payments related to prior-year acquisitions. Despite the business growth, our capital expenditures decreased due to less equipment required to satisfy project execution that corresponded to a revenue decline in the RCM segment, which is typically more capital-intensive than other businesses within Tetra Tech.

        Financing Activities.    For fiscal 2011, net cash provided by financing activities was $31.4 million, a decrease of $90.1 million compared to fiscal 2010. At the end of fiscal 2010, we borrowed $120 million under our credit agreement to fund the acquisition of BPR and working capital needs in the first quarter of fiscal 2011. In fiscal 2011, we had a net borrowing of $24.0 million to fund additional acquisitions. The overall decrease was partially offset by a $5.0 million increase in net proceeds from issuance of common stock related to options exercised.

        Debt Financing.    On March 28, 2011, we entered into a new credit agreement ("Credit Agreement") and concurrently terminated our prior credit agreement. The Credit Agreement provides for a $460 million, five-year revolving credit facility ("Facility") that matures on March 28, 2016. The Credit Agreement includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit. At October 2, 2011, we had $143.8 million in borrowings under the Facility at a weighted-average interest rate of 2.0% per annum, $28.5 million in standby letters of credit and $287.7 million in availability under the Facility. We had $23.8 million in multicurrency borrowings and letters of credit under the Facility at October 2, 2011.

        The Credit Agreement contains certain financial and various other affirmative and negative covenants. They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post acquisition payments). At October 2, 2011, we were in compliance with these covenants with a consolidated leverage ratio of 1.22x and a consolidated fixed charge coverage ratio of 2.34x. The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries. Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

        Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

        Contractual Obligations.    The following sets forth our contractual obligations at October 2, 2011:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)

Debt:
Credit facility	$143,803	$–	$–	$143,803	$–
Other debt	1,935	1,524	411	–	–
Interest(1)	13,219	2,947	5,871	4,401	–
Capital leases	1,686	1,032	654	–	–
Operating leases(2)	212,539	63,062	94,756	41,092	13,629
Contingent earn-outs(3)	75,159	64,119	11,040	–	–
Deferred compensation liability	10,633	–	–	–	10,633
Unrecognized tax benefits(4)	15,970	50	–	–	15,920

Total	$474,944	$132,734	$112,732	$189,296	$40,182

(1)
Interest primarily related to the credit facility is based on a weighted-average interest rate at October 2, 2011, and borrowings that are presently outstanding.
(2)
Predominantly represents real estate leases.
(3)
Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions consummated after fiscal 2009. The remaining maximum contingent earn-out obligations for these acquisitions are $92.8 million. The remaining maximum earn-out obligations for acquisitions consummated prior to fiscal 2010 are approximately $15.5 million, which would be paid by fiscal 2013, if earned.
(4)
Represents liabilities for unrecognized tax benefits related to uncertain tax positions, excluding amounts related primarily to outstanding refund claims. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For more information, see Note 7, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

Off-Balance Sheet Arrangements

        Variable Interest Entities.    In the normal course of business, we form joint ventures, including partnerships and partially owned limited liability companies, with third parties primarily to bid on and execute specific projects. We analyzed all of our joint ventures to determine whether they are variable interest entities ("VIEs"). If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture. At October 2, 2011, none of our unconsolidated joint ventures had any debt other than operating payables and accruals. For further discussion of our VIEs, see Note 15, "Joint Ventures" of the "Notes to Consolidated Financial Statements" included in Item 8.

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

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred. Change orders that are unapproved as to both price and scope are evaluated as claims.

        Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

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

        We record in our consolidated balance sheets amounts representing our estimated liability for self-insurance claims. We utilize actuarial analyses to assist in determining the level of reserves to establish for our employee medical and workers compensation self-insurance claims that are known and have been asserted against us, as well as for self-insurance claims that are believed to have been incurred based on actuarial analysis but have not yet been reported to our claims administrators at the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations.

        Except as described in Note 16, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Stock-Based Compensation

        Our stock-based compensation plans include stock options, restricted stock and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-based awards, the achievement of company performance goals. Our stock-based compensation expense was $10.6 million, $10.2 million and $9.4 million for fiscal 2011, 2010 and 2009, respectively.

Goodwill and Business Combinations

        The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Effective September 28, 2009, our transaction costs associated with business combinations are expensed as they are incurred instead of being capitalized as part of the cost of the acquisition.

        Identifiable intangible assets include backlog, non-compete agreements, client relations, trade names, patents and other assets. The costs of these intangible assets are amortized over their contractual or economic lives, which range from one to ten years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

        We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our annual review at July 4, 2011 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were substantially in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

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

        We utilize two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis at July 4, 2011, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

        Certain of our acquisition agreements include contingent earn-out payments, which are generally based on the achievement of future operating income. For acquisitions consummated after fiscal 2009, we estimated the fair value of contingent earn-out payments, and recorded the estimated fair value of contingent consideration as a liability in "Contingent earn-out liabilities" and "Other long-term liabilities" on the consolidated balance sheet at October 2, 2011. On a quarterly basis, we review and determine the fair value of the contingent consideration based on the Income Approach and the updated fair value could differ materially from those initial estimates. Any adjustments are recorded in earnings. Ultimately, the liability will be adjusted to the amount paid, and the difference between our initial estimates and amounts paid will be recorded in earnings. At October 2, 2011, our liability for contingent consideration was $75.2 million, representing our current estimate of the fair value of a maximum obligation of $108.3 million. The remaining maximum of $15.5 million for contingent consideration related to acquisitions completed prior to fiscal 2010 will be recorded as additions to goodwill if paid.

Income Taxes

        We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the deferred tax assets at October 2, 2011, will be realized.

        According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For more information related to our unrecognized tax benefits, see Note 7, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of recent accounting standards and the effect they could have on the consolidated financial statements, see Note 2, "Basis of Presentation and Preparation" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar.

        We are exposed to interest rate risk under our credit agreement. We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations. At October 2, 2011, we had $143.8 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.0% per annum.

        Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For fiscal 2011, we had foreign currency losses of $1.3 million compared to a foreign currency gain of $0.2 million in fiscal 2010. The foreign currency loss in fiscal 2011 was primarily attributable to intercompany balances from transactions between and advances made to foreign affiliates denominated in currencies other than the U.S. dollar, and the unanticipated weakening of the values of certain foreign currencies relative to the U.S. dollar in the fourth quarter of fiscal 2011. These gains and losses were recognized as part of SG&A expenses in our consolidated statements of income.

        We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our subsidiaries in Canada where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the Canadian dollar, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the Canadian dollar. For fiscal 2011 and 2010, 23.2% and 9.5% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in Canadian dollars. For fiscal 2011, the effect of foreign exchange rate translation on the consolidated balance sheets was a reduction in equity of $14.0 million compared to an increase in equity of $6.9 million in fiscal 2010. These amounts were recognized as an adjustment to equity through other comprehensive income.

        In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to manage foreign currency exposure related to interest income on an intercompany note denominated in Canadian dollars ("CAD"). Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012. In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million, and we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million. In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014. For more information, see Note 14, "Fair Value Measurements" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of equity and of cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries at October 2, 2011, and October 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at October 2, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations on September 28, 2009. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for variable interest entities on October 4, 2010.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 16, 2011

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	October 2, 2011	October 3, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,494	$220,933
Accounts receivable – net	657,179	566,642
Prepaid expenses and other current assets	84,612	49,889
Income taxes receivable	6,817	7,249

Total current assets	839,102	844,713

PROPERTY AND EQUIPMENT – NET	77,536	79,383
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,454	140
GOODWILL	569,414	394,422
INTANGIBLE ASSETS – NET	81,053	45,995
OTHER ASSETS	23,429	17,036

TOTAL ASSETS	$1,593,988	$1,381,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$164,819	$166,450
Accrued compensation	110,937	93,243
Billings in excess of costs on uncompleted contracts	84,754	79,401
Deferred income taxes	22,870	21,851
Current portion of long-term debt	2,556	5,002
Contingent earn-out liabilities	64,119	10,513
Other current liabilities	81,654	90,747

Total current liabilities	531,709	467,207

DEFERRED INCOME TAXES	25,394	12,506
LONG-TERM DEBT	144,868	122,510
OTHER LONG-TERM LIABILITIES	36,767	31,333
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 2, 2011, and October 3, 2010	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,495 and 61,755 shares at October 2, 2011, and October 3, 2010, respectively	625	618
Additional paid-in capital	399,420	368,865
Accumulated other comprehensive income	4,754	18,763
Retained earnings	449,926	359,887

Tetra Tech stockholders' equity	854,725	748,133
Noncontrolling interests	525	–

TOTAL EQUITY	855,250	748,133

TOTAL LIABILITIES AND EQUITY	$1,593,988	$1,381,689

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009

Revenue	$2,573,144	$2,201,232	$2,287,484
Subcontractor costs	(780,817)	(741,002)	(901,347)
Other costs of revenue	(1,462,172)	(1,172,542)	(1,108,512)
Selling, general and administrative expenses	(183,733)	(163,214)	(155,736)

Operating income	146,422	124,474	121,889
Interest income	879	801	554
Interest expense	(6,809)	(2,188)	(3,238)

Income before income tax expense	140,492	123,087	119,205
Income tax expense	(47,510)	(46,268)	(32,177)

Net income including noncontrolling interests	92,982	76,819	87,028
Net income attributable to noncontrolling interests	(2,943)	–	–

Net income attributable to Tetra Tech	$90,039	$76,819	$87,028

Earnings per share attributable to Tetra Tech:
Basic	$1.45	$1.25	$1.45

Diluted	$1.43	$1.24	$1.43

Weighted-average common shares outstanding:
Basic	62,053	61,430	60,135

Diluted	62,775	62,087	60,994

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended September 27, 2009, October 3, 2010, and October 2, 2011
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount

BALANCE AT SEPTEMBER 28, 2008	59,875	$599	$314,860	$15	$196,040	$511,514	$–	$511,514
Comprehensive income:
Net income					87,028	87,028		87,028
Foreign currency translation adjustment				12,211		12,211		12,211

Comprehensive income						99,239		99,239

Stock-based compensation			9,392			9,392		9,392
Stock options exercised	1,219	12	19,824			19,836		19,836
Shares issued for Employee Stock Purchase Plan	163	2	3,338			3,340		3,340
Tax benefit for stock options			3,157			3,157		3,157

BALANCE AT SEPTEMBER 27, 2009	61,257	613	350,571	12,226	283,068	646,478	–	646,478
Comprehensive income:
Net income					76,819	76,819		76,819
Foreign currency translation adjustment				6,874		6,874		6,874
Foreign currency hedge				(337)		(337)		(337)

Comprehensive income						83,356		83,356

Stock-based compensation			10,178			10,178		10,178
Stock options exercised	291	3	2,510			2,513		2,513
Shares issued for Employee Stock Purchase Plan	207	2	4,740			4,742		4,742
Tax benefit for stock options			866			866		866

BALANCE AT OCTOBER 3, 2010	61,755	618	368,865	18,763	359,887	748,133	–	748,133
Comprehensive income:
Net income					90,039	90,039	2,943	92,982
Foreign currency translation adjustment				(14,447)		(14,447)	492	(13,955)
Foreign currency hedge				438		438		438

Comprehensive income						76,030	3,435	79,465

Adjustments for consolidation of variable interest entities							670	670
Noncontrolling interest from business acquisitions							438	438
Acquisition of noncontrolling interests			6,883			6,883	(2,316)	4,567
Distributions paid to noncontrolling interests							(1,702)	(1,702)
Stock-based compensation			10,582			10,582		10,582
Stock options exercised	443	4	8,000			8,004		8,004
Shares issued for Employee Stock Purchase Plan	297	3	5,246			5,249		5,249
Tax benefit for stock options			(156)			(156)		(156)

BALANCE AT OCTOBER 2, 2011	62,495	$625	$399,420	$4,754	$449,926	$854,725	$525	$855,250

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$92,982	$76,819	$87,028
Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	55,684	33,491	27,256
Loss on settlement of foreign currency forward contract	293	28	–
Equity in earnings of unconsolidated joint ventures	(4,877)	(1,184)	(1,613)
Distributions of earnings from unconsolidated joint ventures	4,802	1,689	1,136
Stock-based compensation	10,582	10,178	9,392
Excess tax benefits from stock-based compensation	(104)	(754)	(2,025)
Deferred income taxes	1,720	11,641	(3,772)
Provision for doubtful accounts	3,733	7,179	24,207
Exchange (gain) and loss	1,288	(205)	(20)
Lease termination costs	1,281	–	–
Gain on disposal of property and equipment	(231)	(1,480)	(296)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,046	(23,161)	156,174
Prepaid expenses and other assets	(28,324)	5,770	(10,292)
Accounts payable	(34,013)	(10,002)	(104,268)
Accrued compensation	11,157	4,582	(12,935)
Billings in excess of costs on uncompleted contracts	(1,669)	(19,957)	(5,102)
Other liabilities	4,720	9,590	(3,180)
Income taxes receivable/payable	10,553	2,618	36,558

Net cash provided by operating activities	131,623	106,842	198,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,901)	(21,584)	(19,803)
Payments for business acquisitions, net of cash acquired	(269,996)	(78,905)	(114,743)
Payment in settlement of foreign currency forward contract	(4,216)	(3,960)	–
Receipt in settlement of foreign currency forward contract	3,923	3,932	–
Restricted cash	(5,000)	–	–
Investments in unconsolidated joint ventures	(530)	–	–
Proceeds from sale of discontinued operation	–	–	192
Proceeds from sale of property and equipment	879	3,128	1,055

Net cash used in investing activities	(293,841)	(97,389)	(133,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(43,047)	(2,673)	(168,711)
Proceeds from borrowings	66,892	120,000	118,290
Net change overdrafts	726	–	–
Distributions paid to noncontrolling interests	(1,702)	–	–
Excess tax benefits from stock-based compensation	104	754	2,025
Net proceeds from issuance of common stock	8,378	3,353	20,336

Net cash provided by (used in) financing activities	31,351	121,434	(28,060)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	428	861	1,394
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,439)	131,748	38,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	220,933	89,185	50,902

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,494	$220,933	$89,185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$4,226	$1,287	$2,475
Income taxes, net of refunds received	$33,715	$32,407	$(152)

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        We are a leading provider of consulting, engineering, program management, construction management and technical services that focuses on supporting fundamental needs for water, natural resources, the environment, infrastructure and energy. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

2.     Basis of Presentation and Preparation

        Principles of Consolidation and Presentation.    The accompanying consolidated financial statements include the accounts of the Company and joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        Fiscal Year.    We report results of operations based on 52 or 53-week periods ending near September 30 of each year. Fiscal years 2011, 2010 and 2009 contained 52, 53 and 52 weeks, respectively.

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

        If estimated total costs on any contract indicate a loss, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to revenue; estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, liquidated damages, anticipated losses; and other revisions are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects may be material depending on the size of the project or the adjustment.

        Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes are "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without obtaining client agreement. Revenue related to change orders is recognized as costs are incurred. Change orders that are unapproved as to both price and scope are evaluated as claims.

        Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs.

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. At October 2, 2011, $5.0 million of restricted cash was included in "Prepaid expenses and other current assets" on our consolidated balance sheet. For cash held by our consolidated joint ventures, see Note 15, "Joint Ventures."

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

        Insurance Matters, Litigation and Contingencies.    In the normal course of business, we are subject to certain contractual guarantees and litigation. In addition, we maintain insurance coverage for various aspects of our business and operations. We record in our consolidated balance sheets amounts representing our estimated liability for these legal and insurance obligations. We include any adjustments to these liabilities in our consolidated results of operations.

        Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 2, 2011, are expected to be billed and collected within twelve months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's judgment regarding our operating performance related to the adequacy of the services performed and delivered, the status of change orders and claims, our experience settling change orders and claims, and the financial condition of our clients. Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within twelve months.

        Property and Equipment.    Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and any resulting gain or loss is reflected in our consolidated statements of income. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Buildings are depreciated over periods not exceeding 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the length of the lease.

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

        We recognize a liability for contract termination costs associated with an exit activity for costs that will continue to be incurred under a lease for its remaining term without economic benefit to us, initially measured at its fair value at the cease-use date. The fair value is determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals.

        Business Combinations.    The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Beginning in fiscal 2010, the transaction costs associated with business combinations are expensed as they are incurred instead of being capitalized as part of the cost of the acquisitions. The transaction costs do not have a material impact on the consolidated financial statements.

        Certain of our acquisition agreements include contingent earn-out payments, which are generally based on the achievement of future operating income. For acquisitions consummated after fiscal 2009, we estimated the fair value of contingent earn-out payments and recorded the estimated fair value of contingent consideration as a liability in "Contingent earn-out liabilities" and "Other long-term liabilities" on the consolidated balance sheets. On a quarterly basis, we review and determine the fair value of the contingent consideration, and the updated fair value could differ materially from those initial estimates. Any adjustments are recorded in earnings. Ultimately, the liability will be adjusted to the amount paid, and the difference between our initial estimates and amounts paid will be recorded in earnings.

        Goodwill and Intangibles.    Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company's tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, client relations, trade names, patents and other assets. The costs of these intangible assets are amortized using the straight-line method over their contractual or economic lives, which range from one to ten years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

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

        We perform our annual goodwill testing on the first day of our fiscal fourth quarter (July 4, 2011, in fiscal 2011). Our reporting units for goodwill impairment testing are the components one level below our reportable segments. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

        Stock-Based Compensation.    We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period of the award. We estimate the fair value of options and stock purchase rights granted using the Black-Scholes option pricing model. The fair value of restricted stock grants is estimated at the grant date using the market price of the underlying common stock at the date of grant. The assumptions used in computing the fair value of stock-based payments reflect our estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the awards, in addition to recent option market activity. For performance-based awards, our expected performance is reviewed to determine the percentage of shares that will vest in accordance with our Executive Compensation Policy. The expected term is the number of years we estimate that the award will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

        Deferred Compensation.    We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees that is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in "Other assets." Our obligation to participating employees is reflected in "Other long-term liabilities." All income and expenses related to the rabbi trust are reflected in our consolidated statements of income.

        Selling, General and Administrative Expenses.    SG&A expenses represent overhead expenses that are not associated with contract execution and are expensed in the period incurred. SG&A expenses are comprised primarily of marketing, bid and proposal costs, and our corporate headquarters' costs related to the executive offices, finance, accounting, administration and information technology. Additionally, we include in our SG&A expenses the amortization of identifiable intangible assets.

        Income Taxes.    We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies.

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

        Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. We place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 32% and 37% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2011 and 2010 year-ends, respectively. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses.

        Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian dollars. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are considered long-term investments, which are recorded in "Accumulated other comprehensive income" on the consolidated balance sheets.

        Recently Issued Accounting Guidance.    In October 2009, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance that provides amendments to the criteria of Accounting Standards Codification Topic 605, "Revenue Recognition," for separately recognizing consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable. We adopted this guidance on October 4, 2010, and it did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued updated accounting guidance that amends the disclosure requirements with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This guidance is effective for us, with the exception of the new guidance concerning the Level 3 activity reconciliations.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

The adoption of the effective portion of the guidance had no impact on the consolidated financial statements. The disclosure requirements for certain Level 3 activities will become effective for fiscal years beginning after December 15, 2010. As we do not currently have any significant Level 3 fair value measurements, we do not expect the adoption to have a material impact on the consolidated financial statements.

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

        In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. We will adopt the new disclosures in the first quarter of fiscal 2012. We are currently evaluating the impact of this guidance, and we do not expect the adoption to have a material impact on the consolidated financial statements.

        In May 2011, the FASB issued updated guidance to improve comparability of fair value measurements between GAAP and International Financial Reporting Standards. This update amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is not permitted. We will adopt the updated guidance in the first quarter of fiscal 2013, and we do not expect the adoption to have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 (first quarter of fiscal 2013 for us) on a retrospective basis.

        In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. However, we chose not to adopt the guidance in fiscal 2011, and we do not expect the adoption to have a material impact on the consolidated financial statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Accounts Receivable – Net

        Net accounts receivable and billing in excess of costs on uncompleted contracts consisted of the following at October 2, 2011, and October 3, 2010:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
	(in thousands)

Billed	$364,779	$314,905
Unbilled	309,091	271,643
Contract retentions	15,553	13,020

Total accounts receivable – gross	689,423	599,568
Allowance for doubtful accounts	(32,244)	(32,926)

Total accounts receivable – net	$657,179	$566,642

Current billings in excess of costs on uncompleted contracts	$84,754	$79,401
Non-current billings in excess of costs on uncompleted contracts	5,832	5,820

Total billings in excess of costs on uncompleted contracts	$90,586	$85,221

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 2, 2011 are expected to be billed and collected within twelve months. Unbilled accounts receivable at October 2, 2011 include approximately $16 million related to claims and requests for equitable adjustment on contracts that provide for price redetermination primarily with agencies with the U.S. federal government. This amount is management's estimate of the most probable amount to be realized upon the conclusion of claims settlement process. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within twelve months.

        Billed accounts receivable related to U.S. federal government contracts were $88.5 million and $86.3 million at October 2, 2011, and October 3, 2010, respectively. U.S. federal government unbilled receivables, net of progress payments, were $102.7 million and $102.0 million at October 2, 2011, and October 3, 2010, respectively. The non-current billings in excess of costs on uncompleted contracts are reported as part of our "Other long-term liabilities" on our consolidated balance sheets. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at October 2, 2011, and October 3, 2010.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions

        In the second quarter of fiscal 2009, we acquired all of the outstanding shares of capital stock of Wardrop, a Canadian firm that specializes in resource management, energy and infrastructure design and is included in our ECS segment. This acquisition significantly expanded our worldwide presence with offices throughout Canada. The purchase price consisted of initial cash payments and the sellers may receive over a three-year period from the acquisition date contingent earn-out payments upon the achievement of specified financial objectives. At October 2, 2011, we had $88.2 million of goodwill related to the Wardrop acquisition, which represented the value paid for the assembled workforce, the international geographic presence, and engineering and consulting expertise.

        In fiscal 2009, we made other acquisitions in our ECS, TSS and RCM segments that enhanced our service offerings to broad-based clients, including USAID. The aggregate purchase price for fiscal 2009 acquisitions was approximately $121 million plus contingent earn-out payments of an aggregate maximum of approximately $44 million upon the achievement of certain financial objectives. One of these acquisitions resulted in an excess of $2.4 million of the fair value of identifiable assets acquired and liabilities assumed over the purchase price. Due to a contingent consideration agreement that would likely result in recognition of additional purchase price upon resolution, this amount was recognized as a liability in "Other current liabilities" on the consolidated balance sheet as of the date of acquisition.

        In fiscal 2010, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS, TSS and RCM segments. The aggregate purchase price for 2010 acquisitions was approximately $102 million, of which $84.0 million was paid to the sellers and $17.6 million was the estimated fair value of contingent earn-out payments on acquisition with an aggregate maximum of $24.8 million upon the achievement of specified financial objectives.

        At the beginning of the first quarter of fiscal 2011, we acquired all of the outstanding capital stock of BPR, a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expands our geographic presence in eastern Canada, and enables us to provide clients with additional services throughout Canada. BPR is part of our ECS segment. The estimated fair value of the purchase price was approximately $186 million, of which payments of $157.0 million were financed with borrowings under our credit facility and available cash resources and $28.7 million was the estimated fair value of contingent earn-out payments on acquisition with a maximum of $39.2 million upon the achievement of specified financial objectives over a two-year period from the acquisition date. The goodwill related to BPR acquisition represented the value paid for the assembled work force, the international geographic presence in eastern Canada, and engineering and consulting expertise. BPR's results are included with our consolidated results of operations for all of fiscal 2011. No pro forma results are presented for fiscal 2010 as the effect of the BPR acquisition was not considered material to our

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

consolidated results of operations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)

Net assets acquired	$185,679

        In fiscal 2011, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments. The aggregate purchase price for these 2011 acquisitions was approximately $100 million, of which $68.7 million was paid to the sellers, $4.5 was accrued as part of "Other current liabilities" to be paid in the near future in accordance to certain provisions of the purchase agreements and $27.1 million was the estimated fair value of contingent earn-out obligations on acquisition with an aggregate maximum of $32.3 million upon the achievement of specified financial objectives. One acquisition included $5.0 million of restricted cash which is recorded as part of "Prepaid expenses and other current assets" on the consolidated balance at October 2, 2011 to settle contingent consideration payments under an earn-out arrangement.

        For acquisitions consummated after fiscal 2008, $44.3 million of contingent consideration was earned, of which $17.9 million was paid to the sellers and $26.4 million was accrued as part of "Contingent earn-out liabilities" on the consolidated balance sheet at October 2, 2011. The estimated fair value of remaining unearned contingent payments under earn-out arrangements for acquisitions consummated after fiscal 2009 resulted in a discounted liability of $48.7 million, of which $37.7 million is reflected in "Contingent earn-out liabilities" and $11.0 million is included in "Other long-term liabilities" on the consolidated balance sheet at October 2, 2011. In fiscal 2010, the estimated fair value of contingent payments under earn-out arrangements resulted in a discounted liability of $20.5 million, of which $10.5 million is reflected in "Contingent earn-out liabilities" and $10.0 million is reflected in "Other long term liabilities" on the consolidated balance sheet at October 3, 2010. Each contingent consideration is based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future.

        The purchase price allocations related to the fiscal 2011 acquisitions excluding BPR are preliminary, and subject to adjustment based on the valuation and final determination of any net assets acquired. We do not believe that any adjustments will have a material effect on the consolidated results of operations.

        The results for each acquisition were included on the consolidated financial statements from the closing date of that acquisition. None of the acquisitions were considered material, individually or in the aggregate for the respective reporting periods. As a result, no pro forma information has been provided.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Goodwill and Intangibles

        Our goodwill was $569.4 million at October 2, 2011, and $394.4 million at October 3, 2010. Our acquired identifiable intangible assets had a net book value of $81.1 million and $46.0 million at October 2, 2011, and October 3, 2010, respectively. The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	EAS(1)	RCM	Total
	(in thousands)

Balance at September 27, 2009	$189,416	$57,256	$15,970	$57,043	$319,685
Additions	42,293	10,226	–	3,892	56,411
Adjustments	7,474	1,179	1,240	3,000	12,893
Currency translation adjustments	5,433	–	–	–	5,433

Balance at October 3, 2010	244,616	68,661	17,210	63,935	394,422
Additions	149,193	11,469	–	–	160,662
Adjustments	15,355	1,961	500	–	17,816
Currency translation adjustments	(3,486)	–	–	–	(3,486)

Balance at October 2, 2011	$405,678	$82,091	$17,710	$63,935	$569,414

(1)
Gross amount of goodwill for the EAS segment was $122.7 million and $122.2 million at October 2, 2011, and October 3, 2010, respectively. For both periods, accumulated impairment losses for the EAS segment were $105 million reflecting impairment charges in fiscal 2005. There were no impairment losses in the other reportable segments.

        The goodwill additions are attributable to the fiscal 2011 acquisitions described in Note 4, "Mergers and Acquisitions." Substantially all of the goodwill additions are not deductible for income tax purposes. The foreign currency translation adjustments relate to our foreign operations. The goodwill adjustments reflect earn-out payments and accruals associated with acquisitions consummated prior to fiscal 2010, which are accounted for as goodwill adjustments under previous accounting rules.

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	October 2, 2011			October 3, 2010
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.0	$5,175	$(3,430)	$4,295	$(2,177)
Client relations	6.3	81,619	(17,951)	41,020	(8,351)
Backlog	0.9	52,938	(39,452)	35,311	(24,329)
Technology and trade names	4.5	2,684	(530)	246	(20)

Total		$142,416	$(61,363)	$80,872	$(34,877)

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Goodwill and Intangibles (Continued)

        In fiscal 2011, the increases in gross amounts are attributable to the fiscal 2011 acquisitions described in Note 4, "Mergers and Acquisitions" and, to a lesser extent, foreign currency translation adjustments. Amortization expense for these intangible assets for fiscal 2011, 2010 and 2009 was $28.0 million, $12.7 million and $9.8 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)

2012	$26,203
2013	12,146
2014	10,875
2015	10,588
2016	9,096
Beyond	12,145

Total	$81,053

6.     Property and Equipment

        The property and equipment consisted of the following:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
	(in thousands)

Land and buildings	$11,729	$11,707
Equipment, furniture and fixtures	160,644	145,210
Leasehold improvements	23,304	18,104

	195,677	175,021
Accumulated depreciation and amortization	(118,141)	(95,638)

Property and equipment at cost, net	$77,536	$79,383

        The depreciation expense related to property and equipment, including assets under capital leases, was $27.1 million, $20.4 million and $17.0 million for fiscal 2011, 2010 and 2009, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes

        The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)

Income before income taxes:
United States	$126,912	$119,729	$119,174
Foreign	13,580	3,358	31

Total income before income taxes	$140,492	$123,087	$119,205

        Income tax expense consisted of the following:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)

Current:
Federal	$30,246	$28,538	$26,152
State	5,948	5,489	10,423
Foreign	9,596	600	(626)

Total current income tax expense	45,790	34,627	35,949

Deferred:
Federal	6,755	9,978	(4,360)
State	1,069	1,951	(969)
Foreign	(6,104)	(288)	1,557

Total deferred income tax expense (benefit)	1,720	11,641	(3,772)

Total income tax expense	$47,510	$46,268	$32,177

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

        Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 2, 2011		October 3, 2010		September 27, 2009
	($ in thousands)

Tax at federal statutory rate	$49,172	35.0%	$43,080	35.0%	$41,722	35.0%
State taxes, net of federal benefit	4,376	3.1	4,787	3.9	5,685	4.8
Examination settlements	–	–	61	–	(3,312)	(2.8)
R&E credits	(1,689)	(1.2)	(400)	(0.3)	(11,700)	(9.8)
Tax differential on foreign earnings	(4,140)	(3.0)	(863)	(0.7)	(80)	(0.1)
Other	(209)	(0.1)	(397)	(0.3)	(138)	(0.1)

Total income tax expense	$47,510	33.8%	$46,268	37.6%	$32,177	27.0%

        Our fiscal year 2011 effective tax rate was 33.8% compared to 37.6% for fiscal 2010. The lower effective tax rate resulted primarily from the extension of R&E credits and the continued expansion of our foreign operations. In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law. The Act included a retroactive extension of R&E credits for amounts incurred from January 1, 2010, through December 31, 2011. As a result of this extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in the first quarter of fiscal 2011 tax expense. We completed R&E credit studies for fiscal 2008 and fiscal 2009 during fiscal 2011. The results of these studies did not have a material impact on the benefit previously recognized for the R&E credits.

        We are currently under examination by the IRS for the fiscal years 2005 through 2009; and by the California Franchise Tax Board for fiscal years 2004 through 2005 related to R&E credits. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

        Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
	(in thousands)

Deferred Tax Asset:
State taxes	$765	$977
Reserves and contingent liabilities	5,271	6,984
Allowance for doubtful accounts	5,876	8,085
Accrued liabilities	16,974	16,217
Stock-based compensation	10,057	7,903
Loss carry-forward	388	5,569
Valuation allowance on capital loss carry-forward	–	(5,526)

Total deferred tax asset	39,331	40,209

Deferred Tax Liability:
Unbilled revenue	(47,858)	(43,250)
Prepaid expense	(3,950)	(2,020)
Intangibles	(26,128)	(16,327)
Cash-to-accrual adjustments	(262)	(717)
Property and equipment	(9,397)	(12,252)

Total deferred tax liability	(87,595)	(74,566)

Net deferred tax liability	$(48,264)	$(34,357)

        Sales of U.S. operating units in previous years generated net capital losses. The federal capital loss carry-forward expired at the end of fiscal 2011, resulting in the removal of the valuation allowance associated with this capital loss carryforward. Accordingly, for the years ended October 2, 2011, October 3, 2010 and September 27, 2009, the valuation allowance on the capital loss carry-forward decreased by $5.5 million, $5.8 million and $0, respectively. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets at October 2, 2011. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized. As such, no valuation allowance has been provided.

        Undistributed earnings of our foreign subsidiaries amounting to approximately $12.2 million at October 2, 2011 are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to reduce the resulting U.S. tax liabilities.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

        At October 2, 2011, we had $25.9 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2011 were $19.2 million of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)

Beginning balance	$21,806	$20,530	$38,912
Additions for current year tax positions	8,007	6,895	7,306
Additions for prior year tax positions	2,554	2,720	9,208
Reductions for prior year tax positions	(6,315)	(5,093)	(24,955)
Settlements	(112)	(3,246)	(9,941)

Ending balance	$25,940	$21,806	$20,530

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest expense (net of interest income) accrued at October 2, 2011, and October 3, 2010 was $3.2 million and $4.0 million, respectively.

8.     Long-Term Debt

        Long-term debt consisted of the following:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010
	(in thousands)

Credit facility	$143,803	$120,000
Other	3,621	7,512

Total long-term debt	147,424	127,512
Less: Current portion of long-term debt	(2,556)	(5,002)

Long-term debt, less current portion	$144,868	$122,510

        On March 28, 2011, we entered into a new Credit Agreement and concurrently terminated our prior credit agreement. The Credit Agreement provides for a $460 million five-year Facility, which includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit. At our election, the Facility may be increased from time to time by an amount up to $140 million in the aggregate, provided that no existing lender is required to commit to any such increased amount. At October 2, 2011, we had $143.8 million in borrowings outstanding at a weighted-average interest rate of 2.0% per annum, $28.5 million in standby letters of credit and $287.7 million in availability under the Facility. We had $23.8 million in multicurrency borrowings and standby letters of credit under the Facility at October 2, 2011.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Long-Term Debt (Continued)

        Interest on borrowings under the Credit Agreement is payable, at our election, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate and the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.

        In fiscal 2011, other debt includes capital leases of $1.7 million, property and equipment loans of $1.2 million, and a bank overdraft facility of $0.7 million at one of our foreign affiliates. In fiscal 2010, other debt includes capital leases of $2.5 million, property and equipment loans of $2.8 million, and $2.2 million of guaranteed deferred cash payments related to a prior-year acquisition.

        In fiscal 2011, we entered into a bank overdraft facility for one of our foreign affiliates in the amount of $2.0 million, of which $0.7 million was utilized at October 2, 2011. In addition, we entered into two letter of credit agreements with two banks to issue up to $40 million in standby letters of credit. The amount of standby letters of credit outstanding under these facilities at October 2, 2011, was immaterial.

        The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)

2012	$2,556
2013	902
2014	163
2015	–
2016	143,803
Beyond	–

Total	$147,424

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Leases

        We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2011, 2010 and 2009, we recognized $71.9 million, $60.9 million and $58.9 million of expense associated with operating leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)

2012	$63,062	$1,032
2013	54,880	491
2014	39,876	163
2015	27,373	–
2016	13,719	–
Beyond	13,629	–

Total	$212,539	1,686

Less: Amounts representing interest		118

Net present value		$1,568

        In the fourth quarter of fiscal 2011, we vacated certain facilities under long-term non-cancelable leases and recorded $1.3 million of contract termination costs in the RCM segment. This amount was initially measured at the fair value of the prorated portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates which continue until 2017. The contract termination costs are recorded in "Other costs of revenue" on the consolidated statements of income.

10.   Stockholders' Equity and Stock Compensation Plans

        At October 2, 2011, we had the following stock-based compensation plans:

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

    date of grant if the director has not ceased to be a director prior to such date, and expire no later than ten years from the grant date.

  •
  2005 Equity Incentive Plan.  Key employees may be granted options to purchase an aggregate of 6,086,216 shares of our common stock. This plan was amended, restated and renamed the 2002 Stock Option Plan. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date.

  •
  Restricted Stock Program.  In accordance with our Executive Compensation Policy, our Compensation Committee may grant long-term incentive awards in the form of restricted stock issued under the 2005 Equity Incentive Plan. Restricted stock grants generally vest over a minimum three-year period, and may be either performance-based, determined by EPS growth, or service-based. Restricted stock is typically granted to employees who are executive officers. Under our current policy for non-employee director compensation, restricted stock is granted to non-employee directors.

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

        The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)

Total stock-based compensation	$10,582	$10,178	$9,392
Income tax benefit related to stock-based compensation	(3,804)	(3,590)	(3,796)

Stock-based compensation, net of tax benefit	$6,778	$6,588	$5,596

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

        Stock option activity for the fiscal year ended October 2, 2011 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on October 3, 2010	5,240	$20.35
Granted	1,096	23.39
Exercised	(444)	18.81
Cancelled	(312)	22.89

Outstanding at October 2, 2011	5,580	20.93	4.6	4,605

Vested or expected to vest at October 2, 2011	5,364	20.89	4.6	4,496

Exercisable on October 2, 2011	3,267	19.55	6.2	3,866

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2011 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 2, 2011. This amount will change based on the fair market value of our stock. At October 2, 2011, we expect to recognize $14.5 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2.2 years. At October 2, 2011, there were approximately 2.9 million options available for future awards.

        The weighted-average fair value of stock options granted during fiscal 2011, 2010 and 2009 was $9.08, $10.09 and $7.60, respectively. The aggregate intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $2.3 million, $2.2 million and $13.2 million, respectively.

        The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009

Dividend yield	–	–	–
Expected stock price volatility	41.8 - 42.7%	42.6 - 43.4%	48.8%
Risk-free rate of return, annual	1.3 - 2.1%	2.0% - 2.5%	1.6% - 2.6%
Expected life (in years)	4.8 - 5.5	4.4 - 5.6	4.4 - 5.6

        For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal years ended October 2, 2011, October 3, 2010, and September 27, 2009, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

        Net cash proceeds from the exercise of stock options were $8.4 million, $3.4 million and $20.3 million for fiscal 2011, 2010 and 2009, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2011, 2010 and 2009 was $1.4 million, $2.0 million and $5.7 million, respectively.

ESPP

        The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands, except for purchase price)

Shares purchased	246	208	163
Weighted-average purchase price	$21.30	$22.87	$20.53
Cash received from exercise of purchase rights	$5,249	$4,733	$3,343
Aggregate intrinsic value	$926	$892	$590

        The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009

Dividend yield	–	–	–
Expected stock price volatility	38.0%	38.5%	68.2%
Risk-free rate of return, annual	0.3%	0.5%	0.4%
Expected life (in years)	1	1	1

        For fiscal 2011, 2010 and 2009, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

        Included in stock-based compensation expense for fiscal 2011, 2010 and 2009 was a charge of $1.0 million, $1.3 million and $1.0 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at October 2, 2011, and October 3, 2010 were $0.3 million and $0.3 million, respectively. At October 2, 2011, ESPP participants had accumulated $2.8 million to purchase our common stock.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

Restricted Stock Program

        In fiscal 2011, 2010 and 2009, we awarded 94,606 shares, 88,258 shares and 72,200 shares, respectively, of restricted stock to certain of our executive officers and directors. Of these 255,064 awards, 20,000 shares were time-based, and are dependent on the officer's continued employment with us, but otherwise vest over a four-year period. The remaining 235,064 shares were performance-based, where the percentage of awarded shares that ultimately vests depends on fiscal year earnings per share growth rates meeting certain targets for the three fiscal years that end after the award date. In fiscal 2011, 2010 and 2009, an additional 8,356 shares, 11,557 shares and 7,408 shares, respectively, of restricted stock were awarded for performance-based adjustments resulting from exceeding those targets. Restricted stock forfeitures result from employment terminations prior to vesting, and when the performance-based award growth rate targets are below the lowest target rate. Forfeited restricted stock shares return to the pool of authorized shares available for award. As of October 2, 2011, there were 528,403 shares available for future awards of restricted stock. At October 2, 2011, and October 3, 2010, there were 174,175 shares and 166,325 shares, respectively, of restricted stock outstanding.

        Activity in the restricted stock program for the fiscal year ended October 2, 2010, was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at October 3, 2010	166	$22.70
Granted	103	23.32
Vested	(56)	20.88
Forfeited	(39)	24.93

Nonvested balance at October 2, 2011	174	$23.14

Vested or expected to vest at October 2, 2011	174	$23.14

        The fair value of the total compensation cost of each restricted stock award was determined at the date of grant using the market price of the underlying common stock as of the date of grant. For performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis. The stock-based compensation expense related to the restricted stock program for fiscal years 2011, 2010 and 2009 was $1.7 million, $1.2 million and $2.0 million, respectively, and was included in the total stock-based compensation expense. As of October 2, 2011, there was $2.6 million of unrecognized compensation costs related to the restricted stock program that will be substantially recognized by the end of fiscal 2014.

11.   Retirement Plans

        We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2011, 2010 and 2009, employer contributions to the plans were $14.1 million, $13.8 million and $13.6 million, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement Plans (Continued)

        We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors' fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At October 2, 2011, and October 3, 2010, the consolidated balance sheets reflect assets of $11.3 million and $8.6 million, respectively, related to the deferred compensation plan in "Other assets," and liabilities of $10.6 million and $8.6 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."

12.   Earnings Per Share

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$90,039	$76,819	$87,028

Weighted-average common shares outstanding – basic	62,053	61,430	60,135
Effect of diluted stock options and unvested restricted stock	722	657	859

Weighted-average common stock outstanding – diluted	62,775	62,087	60,994

Earnings per share attributable to Tetra Tech:
Basic	$1.45	$1.25	$1.45

Diluted	$1.43	$1.24	$1.43

        For fiscal 2011, 2010 and 2009, 2.6 million, 3.1 million and 1.3 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive. At October 2, 2011, 174,175 shares of restricted stock issued to employees were unvested, and therefore were excluded from the calculation of basic EPS for the fiscal year ended October 2, 2011.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Comprehensive Income

        Comprehensive income is comprised of net income, translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities. The components of comprehensive income, net of related tax, are as follows:

	Fiscal Year-Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)

Net income including noncontrolling interests	$92,982	$76,819	$87,028
Other comprehensive income:
Foreign currency translation adjustment	(13,955)	6,874	12,211
Foreign currency hedge	438	(337)	–

Comprehensive income including noncontrolling interests	79,465	83,356	99,239
Net income attributable to noncontrolling interests	(2,943)	–	–
Foreign currency translation adjustment	(492)	–	–

Comprehensive income attributable to noncontrolling interests	(3,435)	–	–

Comprehensive income attributable to Tetra Tech	$76,030	$83,356	$99,239

14.   Fair Value Measurements

        Derivative Instruments.    In fiscal 2009, we entered into an intercompany promissory note with a wholly owned Canadian subsidiary in connection with the acquisition of Wardrop. The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in Canadian dollars. In the first quarter of fiscal 2010, we entered into three foreign currency forward contracts to fix the U.S. dollar amount of interest income to be received over the next three annual periods. Each contract is for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) and one contract matures on each of January 27, 2010, January 27, 2011, and January 27, 2012. In the second quarter of fiscal 2010, we settled the first foreign currency forward contract for U.S. $3.9 million, and we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the second quarter of fiscal 2011, we settled the second foreign currency forward contract for U.S. $3.9 million. In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates for a three-year period. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in "Other comprehensive income." The fair value and the change in the fair value were not material for fiscal 2011 and 2010. No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

        Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our long-term debt approximates fair value.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Joint Ventures

        At the beginning of fiscal 2011, we adopted an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE and whether we should therefore consolidate the VIE. This analysis requires us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures.

        In the normal course of business, we form joint ventures, including partnerships and partially owned limited liability companies, with third parties primarily to bid on and execute specific projects. In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups: (1) joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (2) joint ventures that do not need to be consolidated because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

        Joint ventures are considered VIEs if (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (2) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (3) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity's activities are on behalf of the investor. Many of our joint venture agreements provide for capital calls to fund operations, as necessary; however, such funding has been historically infrequent and is not anticipated to be material. The majority of our joint ventures are pass-through entities for client invoicing purposes. As such, these are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional financial support.

        We are considered the primary beneficiary and required to consolidate a VIE if we have the power to direct the activities that most significantly impact that VIE's economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, our significant assumptions and judgments include the following: (1) identifying the significant activities and the parties that have the power to direct them; (2) reviewing the governing board composition and participation ratio; (3) determining the equity, profit and loss ratio; (4) determining the management-sharing ratio; (5) reviewing employment terms, including which joint venture partner provides the project manager; and (6) reviewing the funding and operating agreements. Examples of significant activities include engineering and design services; management consulting services; procurement and construction services; program management; construction management; and operations and maintenance services. If we determine that the power to direct the significant activities is shared by two or more joint venture parties, then there is no primary beneficiary and no party consolidates the VIE. In making the shared-power determination, we analyze the key contractual terms, governance, related party and de facto agency as they are defined in the accounting standard, and other arrangements.

        In fiscal 2011, we assessed our joint ventures in accordance with the current consolidation standard and determined that a majority of our joint ventures were unconsolidated VIEs because we were not the primary beneficiary of those joint ventures. In some cases, we consolidated VIEs because we were the

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Joint Ventures (Continued)

primary beneficiary of those joint ventures. None of our current joint ventures determined to be a VIE are individually significant to our consolidated financial statements.

Consolidated Joint Ventures

        The following represents the financial information of consolidated joint ventures included in our consolidated financial statements:

October 2, 2011
(in thousands)

Cash	$978
Other current assets	2,318
Non-current assets	1

Total assets	$3,297

Accounts payable	$2,230
Other liabilities	30

Total liabilities	2,260
Total Tetra Tech equity	512
Noncontrolling interests	525

Total owners' equity	1,037

Total liabilities and owners' equity	$3,297

        The aggregate revenue of the consolidated joint ventures was $74.3 million for fiscal 2011. The assets, liabilities and revenue of the consolidated joint ventures were immaterial for prior annual and interim periods as the largest consolidated joint ventures were acquired in connection with the BPR acquisition in the first quarter of fiscal 2011. The assets of our consolidated joint ventures are restricted for use only by those joint ventures and are not available for our general operations.

Unconsolidated Joint Ventures

        We account for the majority of our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Other costs of revenue" in our consolidated statements of income. For fiscal 2011 and 2010, we reported $4.9 million and $1.2 million of equity in earnings of unconsolidated joint ventures, respectively. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments for the unconsolidated VIEs are immaterial. The unconsolidated VIEs are, individually and in aggregate, immaterial to our consolidated financial statements.

        At October 2, 2011, the aggregate carrying values of the assets and liabilities of the unconsolidated VIEs were $24.0 million and $21.0 million, respectively. The carrying values of these assets and liabilities at October 3, 2010 were immaterial.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Commitments and Contingencies

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

        In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC. In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys' fees. In July 2008, the Common Pleas Court of Montgomery County denied AMT's motion for judgment notwithstanding the verdict and conditionally denied AMT's motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC's motion for prejudgment interest and attorneys' fees. In December 2009, the trial court awarded ITC $2.9 million in attorneys' fees and costs, and denied ITC's motion for prejudgment interest. AMT appealed the trial court's decision awarding compensatory and punitive damages, and attorneys' fees and costs. ITC cross-appealed the trial court's decision to remit the jury verdict and the trial court's denial of prejudgment interest. Final briefs were filed with the court of appeals and oral arguments were heard in December 2010. On October 28, 2011, the court of appeals issued its decision and affirmed the trial court's rulings. As of October 28, 2011, the outstanding judgment against AMT, including post-judgment interest, approximates $12.9 million dollars. ITC has filed a motion seeking additional attorneys' fees which is pending. AMT has posted a bond, as required by the trial court, for $13.4 million. We believe that a reasonably possible range of exposure, including attorneys' fees, is from $0 to approximately $14.5 million. At October 2, 2011, we have recorded a liability representing our best estimate of a probable loss. Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

17.   Reportable Segments

        Our reportable segments are as follows:

        Engineering and Consulting Services.    ECS provides front-end science, consulting engineering services and project management in the areas of surface water management, groundwater, waste management, mining and geotechnical sciences, arctic engineering, industrial processes, and information technology.

        Technical Support Services.    TSS advises clients through the study, design and implementation phases of projects. TSS provides management consulting and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development/stabilization, energy services, and technical government staffing services.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

        Engineering and Architecture Services.    EAS provides engineering and architecture design services, including LEED and sustainability services, together with technical and program administration services for projects related to water infrastructure, buildings, and transportation and facilities.

        Remediation and Construction Management.    RCM is focused on completing our full-service support to U.S. federal government, state and local governments and commercial clients. RCM's service lines include environmental remediation, infrastructure development, and alternative energy.

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

        The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)
Fiscal Year 2011:
Revenue	$1,107,944	$568,335	$308,112	$725,569	$2,709,960
Segment operating income	100,790	40,895	22,597	18,746	183,028
Total assets	913,167	338,379	111,555	317,514	1,680,615
Fiscal Year 2010:
Revenue	$730,425	$527,697	$294,112	$759,088	$2,311,322
Segment operating income	60,810	39,186	12,194	33,651	145,841
Total assets	618,025	281,376	93,696	327,393	1,320,490
Fiscal Year 2009:
Revenue	$601,317	$522,748	$299,691	$951,604	$2,375,360
Segment operating income	47,095	37,584	13,599	38,156	136,434
Total assets	486,002	223,177	91,646	351,247	1,152,072

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

Reconciliations

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)
Revenue
Revenue from reportable segments	$2,709,960	$2,311,322	$2,375,360
Elimination of inter-segment revenue	(136,816)	(110,090)	(87,876)

Total consolidated revenue	$2,573,144	$2,201,232	$2,287,484

Operating Income
Segment operating income	$183,028	$145,841	$136,434
Amortization of intangibles	(27,978)	(12,683)	(9,820)
Other expense(1)	(8,628)	(8,684)	(4,725)

Total consolidated operating income	$146,422	$124,474	$121,889

Assets
Total assets of reportable segments	$1,680,615	$1,320,490	$1,152,072
Assets not allocated to segments and intercompany eliminations	(86,627)	61,199	(54,167)

Total consolidated assets	$1,593,988	$1,381,689	$1,097,905

(1)
Other expense includes corporate costs not allocated to segments.

        We are implementing organizational changes that will result in a realignment of our reportable segments. These changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar customer types, project types and financial metrics. These changes will be effective at the beginning of the first quarter of fiscal 2012, and our reportable segment results on a prospective basis will be revised consistent with the new organizational structure. Prior period amounts will be restated to conform to the new presentation.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

Geographic Information

	Fiscal Year Ended
	October 2, 2011		October 3, 2010		September 27, 2009
	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)
			(in thousands)

United States	$1,976,452	$102,316	$1,991,758	$121,611	$2,182,998	$110,142
Foreign countries(1)	596,692	78,198	209,474	15,873	104,486	6,327

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

        The following table presents our revenue by client sector:

	Fiscal Year Ended
	October 2, 2011	October 3, 2010	September 27, 2009
	(in thousands)
Client Sector
Federal government(1)	$1,115,729	$1,142,082	$1,164,751
State and local government	282,941	325,953	277,756
Commercial	577,782	523,723	740,491
International(2)	596,692	209,474	104,486

Total	$2,573,144	$2,201,232	$2,287,484

(1)
Includes revenue generated under U.S. government contracts performed outside the United States.
(2)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Quarterly Financial Information – Unaudited

        In the opinion of management, the following unaudited quarterly data for fiscal years ended October 2, 2011 and October 3, 2010, reflect all adjustments necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2011
Revenue	$611,124	$612,566	$673,792	$675,662
Operating income	34,325	29,256	39,408	43,433
Net income attributable to Tetra Tech	22,301	17,500	23,839	26,399
Earnings per share attributable to Tetra Tech(1):
Basic	$0.36	$0.28	$0.38	$0.42

Diluted	$0.36	$0.28	$0.38	$0.42

Weighted-average common shares outstanding:
Basic	61,665	62,121	62,203	62,310

Diluted	62,443	62,945	62,934	62,864

Fiscal Year 2010
Revenue	$541,957	$469,528	$562,365	$627,382
Operating income	31,117	23,527	32,706	37,124
Net income attributable to Tetra Tech	18,709	14,329	20,639	23,142
Earnings per share attributable to Tetra Tech(1):
Basic	$0.31	$0.23	$0.34	$0.38

Diluted	$0.30	$0.23	$0.33	$0.37

Weighted-average common shares outstanding:
Basic	61,161	61,511	61,560	61,580

Diluted	62,089	62,168	62,181	61,999

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

        At October 2, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at October 2, 2011, based on the criteria in Internal Control – Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at October 2, 2011, at a reasonable assurance level.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 16, 2011, appears on page 72 of this Form 10-K.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended October 2, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1 – Election of Directors – General" and "Business Experience of Nominees," "Ownership of Securities – Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 – Election of Directors – Board Committees and Meetings" in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1 – Election of Directors – Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transactions with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption "Proposal No. 1 – Election of Directors – Independent Directors," in each case in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is included under the captions "Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" and "Policy on

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2012 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 72 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 72 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 115-116 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 27, 2009, October 3, 2010, and October 2, 2011
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2009	$21,526	$13,141	$(5,721)	$1,947	$30,893
Fiscal 2010	30,893	7,179	(7,141)	1,995	32,926
Fiscal 2011	32,926	3,733	(6,478)	2,063	32,244
Income tax valuation allowance:
Fiscal 2009	$11,313	$–	$–	$–	$11,313
Fiscal 2010	11,313	786	–	(6,573)	5,526
Fiscal 2011	5,526	–	–	(5,526)	–

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

TETRA TECH, INC.
Dated: November 16, 2011	By:	/s/ DAN L. BATRACK Dan L. Batrack Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan L. Batrack and Steven M. Burdick, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAN L. BATRACK Dan L. Batrack	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 16, 2011
/s/ STEVEN M. BURDICK Steven M. Burdick	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 16, 2011
/s/ BRIAN N. CARTER Brian N. Carter	Vice President, Corporate Controller (Principal Accounting Officer)	November 16, 2011
/s/ ALBERT E. SMITH Albert E. Smith	Director	November 16, 2011
/s/ HUGH M. GRANT Hugh M. Grant	Director	November 16, 2011
/s/ PATRICK C. HADEN Patrick C. Haden	Director	November 16, 2011

Signature	Title	Date

/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	November 16, 2011
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director	November 16, 2011
/s/ RICHARD H. TRULY Richard H. Truly	Director	November 16, 2011

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
10.1
Credit Agreement, dated as of March 28, 2011, among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K dated March 30, 2011).
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
10.4	1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.5
Form of Non-Qualified Stock Option Agreement used by the Company in connection with the Company's 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993).*
10.6
Employee Stock Purchase Plan (as amended and restated effective January 1, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2010). +
10.7
Form of Stock Purchase Agreement used by the Company in connection with the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.8	2005 Equity Incentive Plan (as amended through November 7, 2010) (incorporated by reference to the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders held on March 1, 2011).*
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

10.13	2003 Outside Director Stock Option Plan (as amended through July 30, 2007) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.14
Form of Option Agreement used by the Company in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.15
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*
10.16
Executive Compensation Policy (as amended through November 7, 2010) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2010).+*
10.17	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.18	Change of Control Agreement with Dan L. Batrack dated March 26, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.19	Form of Change of Control Agreement dated March 26, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.20	Letter Agreement dated August 5, 2005 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 5, 2005).*
10.21	Letter Agreement dated January 24, 2008 between the Company and Albert E. Smith (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 30, 2008).*
10.22	Executive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2008).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 112 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended October 2, 2011, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.+(1)

*
Indicates a management contract or compensatory arrangement.
+
Filed herewith.
(1)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.