Form 10-Q
period 2012-01-01
TETRA TECH INC
filed 2012-02-03
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Yes  ☐   No  ☒

As of January 30, 2012, 63,139,938 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	January 1, 2012	October 2, 2011
CURRENT ASSETS:
Cash and cash equivalents	$105,720	$90,494
Accounts receivable – net	664,970	657,179
Prepaid expenses and other current assets	71,351	84,612
Income taxes receivable	4,262	6,817
Total current assets	846,303	839,102

PROPERTY AND EQUIPMENT – NET	75,307	77,536
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,410	3,454
GOODWILL	577,406	569,414
INTANGIBLE ASSETS – NET	74,569	81,053
OTHER ASSETS	23,632	23,429

TOTAL ASSETS	$1,600,627	$1,593,988

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$145,595	$164,819
Accrued compensation	101,933	110,937
Billings in excess of costs on uncompleted contracts	93,571	84,754
Deferred income taxes	20,768	22,870
Current portion of long-term debt	2,259	2,556
Estimated contingent earn-out liabilities	54,487	64,119
Other current liabilities	85,774	81,654
Total current liabilities	504,387	531,709

DEFERRED INCOME TAXES	30,194	25,394
LONG-TERM DEBT	134,570	144,868
OTHER LONG-TERM LIABILITIES	37,419	36,767

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 1, 2012, and October 2, 2011	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,748 and 62,495 shares at January 1, 2012, and October 2, 2011, respectively	627	625
Additional paid-in capital	404,896	399,420
Accumulated other comprehensive income	15,380	4,754
Retained earnings	472,536	449,926
Tetra Tech stockholders’ equity	893,439	854,725
Noncontrolling interests	618	525
TOTAL EQUITY	894,057	855,250

TOTAL LIABILITIES AND EQUITY	$1,600,627	$1,593,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	January 1, 2012	January 2, 2011

Revenue	$682,627	$611,124
Subcontractor costs	(190,571)	(205,544)
Other costs of revenue	(407,336)	(329,927)
Selling, general and administrative expenses	(48,627)	(41,328)
Operating income	36,093	34,325

Interest expense - net	(1,311)	(1,305)
Income before income tax expense	34,782	33,020

Income tax expense	(12,079)	(10,266)

Net income including noncontrolling interests	22,703	22,754

Net income attributable to noncontrolling interests	(93)	(453)

Net income attributable to Tetra Tech	$22,610	$22,301

Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.36
Diluted	$0.36	$0.36

Weighted-average common shares outstanding:
Basic	62,433	61,665
Diluted	63,068	62,443

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	January 1, 2012	January 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$22,703	$22,754

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	15,206	13,553
Equity in earnings of unconsolidated joint ventures	(969)	(948)
Distributions of earnings from unconsolidated joint ventures	1,079	886
Stock-based compensation	2,916	2,774
Excess tax benefits from stock-based compensation	(35)	(84)
Deferred income taxes	494	4,318
Provision for doubtful accounts	2,879	(1,092)
Exchange gain	(14)	(72)
Gain on disposal of property and equipment	(84)	(101)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,669)	37,994
Prepaid expenses and other assets	11,172	(10,375)
Accounts payable	(19,241)	(43,900)
Accrued compensation	(9,004)	(2,477)
Billings in excess of costs on uncompleted contracts	8,796	(7,929)
Other liabilities	9,650	(2,332)
Income taxes receivable/payable	3,434	(4,036)
Net cash provided by operating activities	38,313	8,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,593)	(4,236)
Payments for business acquisitions, net of cash acquired	(2,574)	(166,877)
Proceeds from sale of property and equipment	377	144
Net cash used in investing activities	(6,790)	(170,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(11,012)	(2,154)
Proceeds from borrowings	546	21,867
Payments of earn-out liabilities	(9,368)	–
Net change overdrafts	(738)	–
Distributions paid to noncontrolling interests	–	(501)
Excess tax benefits from stock-based compensation	35	84
Net proceeds from issuance of common stock	2,990	3,270
Net cash (used in) provided by financing activities	(17,547)	22,566

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,250	83

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,226	(139,387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,494	220,933
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,720	$81,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,107	$585
Income taxes, net of refunds received	$8,772	$8,809

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

Our condensed consolidated financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12, “Joint Ventures” for further discussion).  In the first quarter of fiscal 2012, we re-aligned certain operating units within our reportable segments to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics (see Note 9, “Reportable Segments” for further discussion).  Prior year amounts for reportable segments have been reclassified to conform to the current year presentation.  For the first quarters of fiscal 2012 and 2011, “Interest expense – net” on the condensed consolidated statements of income includes $0.2 million in interest income for each period.

2.             Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	January 1, 2012	October 2, 2011
	(in thousands)

Billed	$362,362	$364,779
Unbilled	319,385	309,091
Contract retentions	19,850	15,553
Total accounts receivable – gross	701,597	689,423

Allowance for doubtful accounts	(36,627)	(32,244)
Total accounts receivable – net	$664,970	$657,179

Current billings in excess of costs on uncompleted contracts	$93,571	$84,754
Non-current billings in excess of costs on uncompleted contracts	5,811	5,832
Total billings in excess of costs on uncompleted contracts	$99,382	$90,586

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at January 1, 2012 are expected to be billed and collected within 12 months.  Unbilled accounts receivable at January 1, 2012 include approximately $19 million related to claims and requests for equitable adjustment on contracts that provide for price redetermination primarily with agencies of the U.S. federal government.  This amount is management’s estimate of the most probable amount to be realized upon the conclusion of claims settlement process.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may take several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Billed accounts receivable related to U.S. federal government contracts were $94.8 million and $88.5 million at January 1, 2012 and October 2, 2011, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $109.9 million and $102.7 million at January 1, 2012 and October 2, 2011, respectively.  The non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at January 1, 2012 and October 2, 2011.

3.             Mergers and Acquisitions

At the beginning of the first quarter of fiscal 2011, we acquired all of the outstanding capital stock of BPR, Inc. (“BPR”), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expanded our geographic presence in eastern Canada, and enabled us to provide clients with additional services throughout Canada.  BPR is part of our Engineering and Consulting Services segment.  As of the acquisition date, the estimated fair value of the purchase price was approximately $186 million, which resulted in $128.1 million of goodwill.  The goodwill amount represented the value paid for the assembled work force, the international geographic presence in eastern Canada, and engineering and consulting expertise.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)
Net assets acquired	$185,679

In fiscal 2011, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the Engineering and Consulting Services and Technical Support Services segments.  The aggregate fair value of the purchase price for these acquisitions was approximately $100 million.

The fair values of the purchase prices for acquisitions we completed in fiscal 2011 and 2010 include estimated contingent earn-out liabilities.  The fair values and ultimate payments of these liabilities are based upon the achievement of specified financial objectives typically over a two-year period from the respective acquisition dates.  The aggregate current estimated earn-out liabilities of $54.5 million and $64.1 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $11.4 million and $11.0 million are reported in “Other long-term liabilities” on the condensed consolidated balance sheets at January 1, 2012 and October 2, 2011, respectively.

4.             Goodwill and Intangibles

The following table summarizes the changes in the carrying value of goodwill:

	Engineering and Consulting Services	Technical Support Services	Engineering and Architecture Services (2)	Remediation and Construction Management	Total
	(in thousands)

Balance at October 2, 2011(1)	$376,340	$127,526	$17,710	$47,838	$569,414
Adjustments	35	–	–	–	35
Currency translation adjustments(3)	7,957	–	–	–	7,957
Balance at January 1, 2012	$384,332	$127,526	$17,710	$47,838	$577,406

(1)     Prior year amounts for reportable segments have been reclassified to conform to the current year presentation as discussed in Note 1, “Basis of Presentation”.

(2)     Gross amount of goodwill for the Engineering and Architecture Services segment was $122.7 million for both January 1, 2012, and October 2, 2011. For both periods, accumulated impairment losses for this segment were $105 million, reflecting impairment charges in fiscal 2005. There were no impairment losses in the other reportable segments.

(3)     Currency translation adjustments relate to our foreign subsidiaries with functional currencies different than our reporting currency.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	January 1, 2012			October 2, 2011
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.7	$5,257	$(3,756)	$5,175	$(3,430)
Client relations	6.0	83,326	(21,390)	81,619	(17,951)
Backlog	0.7	53,623	(44,547)	52,938	(39,452)
Technology and trade names	4.4	2,755	(699)	2,684	(530)
Total		$144,961	$(70,392)	$142,416	$(61,363)

In the first quarter of fiscal 2012, gross amounts increased due to foreign currency translation adjustments.  Amortization expense for these intangible assets for the first quarters of fiscal 2012 and 2011 was $8.3 million and $6.8 million, respectively. Estimated amortization expense for the remainder of fiscal 2012 and succeeding years is as follows:

Amount
(in thousands)

2012	$18,951
2013	12,291
2014	11,203
2015	10,910
2016	9,388
Beyond	11,826
Total	$74,569

5.             Property and Equipment

Property and equipment consisted of the following:

	January 1, 2012	October 2, 2011
	(in thousands)

Land and buildings	$11,729	$11,729
Equipment, furniture and fixtures	163,999	160,644
Leasehold improvements	24,341	23,304
	200,069	195,677
Accumulated depreciation and amortization	(124,762)	(118,141)
Property and equipment at cost, net	$75,307	$77,536

The depreciation expense related to property and equipment, including assets under capital leases, was $6.8 million and $6.7 million for the first quarters of fiscal 2012 and 2011, respectively.

6.             Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2012 and 2011 was $2.9 million and $2.8 million, respectively.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2012, we granted 407,249 stock options with an exercise price of $22.53 per share and an estimated weighted-average fair value of $9.36 per share.  In addition, we awarded 105,567 shares of restricted stock to our directors and executive officers at the fair value of $22.53 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share.  Additionally, we awarded 181,348 restricted stock units (“RSUs”) to our employees at the fair value of $22.53 per share on the award date.  All of the RSUs have time-based vesting over a four-year period.

7.             Earnings Per Share (“EPS”)

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 1, 2012	January 2, 2011
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$22,610	$22,301

Weighted-average common shares outstanding - basic	62,433	61,665
Effect of dilutive stock options and unvested restricted stock	635	778
Weighted-average common stock outstanding - diluted	63,068	62,443

Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.36
Diluted	$0.36	$0.36

For the first quarters of fiscal 2012 and 2011, 3.4 million and 2.9 million options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

8.             Income Taxes

The effective tax rates for the first quarters of fiscal 2012 and 2011 were 34.7% and 31.1%, respectively.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was re-signed into law, including a retroactive extension of federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of the retroactive extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in our first quarter of fiscal 2011 tax expense, resulting in a lower effective tax rate in fiscal 2011.  With the expiration of federal R&E credits on December 31, 2011, we estimated a benefit from these credits only through the expiration date.  Should the R&E credits provision be retroactively extended during fiscal 2012, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

9.             Reportable Segments

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating units within our reportable segments.  These changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics.  Prior year amounts have been reclassified to conform to the current year presentation.

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

Engineering and Architecture Services (“EAS”).  EAS provides engineering and architecture design services, including Leadership in Energy and Environmental Design (“LEED”) and sustainability services, together with technical and program administration services for projects related to water infrastructure, buildings, and transportation and facilities.

Remediation and Construction Management (“RCM”).  RCM is focused on providing full-service support to U.S. federal government, U.S. state and local governments, and U.S. commercial clients.  RCM’s service lines include environmental remediation, construction management, infrastructure development, and alternative energy.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended January 1, 2012:
Revenue	$245,663	$228,832	$81,633	$160,758	$716,886
Segment operating income	19,491	15,502	4,405	5,890	45,288

Three months ended January 2, 2011:
Revenue	$205,389	$223,305	$67,983	$144,565	$641,242
Segment operating income	18,301	15,789	4,744	3,111	41,945

Total assets by segment were as follows:

	January 1, 2012	October 2, 2011
	(in thousands)

ECS	$792,491	$767,347
TSS	505,309	505,198
EAS	110,112	111,555
RCM	303,667	296,361
Total assets	$1,711,579	$1,680,461

Reconciliations

	Three Months Ended
	January 1, 2012	January 2, 2011
	(in thousands)

Revenue
Revenue from reportable segments	$716,886	$641,242
Elimination of inter-segment revenue	(34,259)	(30,118)
Total consolidated revenue	$682,627	$611,124

Operating Income
Segment operating income	$45,288	$41,945
Amortization of intangibles	(8,264)	(6,781)
Other expense (1)	(931)	(839)
Total consolidated operating income	$36,093	$34,325

(1) Other expense includes corporate costs not allocable to segments.

	January 1, 2012	October 2, 2011
	(in thousands)

Assets
Total assets of reportable segments	$1,711,579	$1,680,461
Assets not allocated to segments and intercompany eliminations	(110,952)	(86,473)
Total consolidated assets	$1,600,627	$1,593,988

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	January 1, 2012	January 2, 2011
	(in thousands)
Client Sector
International (1)	$159,931	$126,557
U.S. commercial	177,430	135,135
U.S. federal government (2)	271,408	283,520
U.S. state and local government	73,858	65,912
Total	$682,627	$611,124

(1)              Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)       Includes revenue generated under U.S. government contracts performed outside the United States.

10.          Comprehensive Income

Comprehensive income is comprised of net income, translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	January 1, 2012	January 2, 2011
	(in thousands)

Net income including noncontrolling interests	$22,703	$22,754
Other comprehensive income:
Foreign currency translation adjustment	10,827	7,365
Foreign currency hedge	(201)	(191)
Comprehensive income including noncontrolling interests	33,329	29,928
Comprehensive income attributable to noncontrolling interests	(93)	(453)
Comprehensive income attributable to Tetra Tech	$33,236	$29,475

11.          Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matures on January 27, 2012.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million.  Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the first quarters of fiscal 2012 and 2011.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities.  The carrying value of our long-term debt approximates fair value.

12.          Joint Ventures

We are required to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity (“VIE”) and whether we should therefore consolidate the VIE.  This analysis requires us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  In accordance with the current consolidation standard, we analyzed all of our joint ventures and classified them into two groups: (1) joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (2) joint ventures that do not need to be consolidated because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

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

A majority of our joint ventures were unconsolidated VIEs because we were not the primary beneficiary of those joint ventures.  In some cases, we consolidated VIEs because we were the primary beneficiary of those joint ventures.  In the first quarter of fiscal 2012, there were no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE. Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2012 and 2011, we reported $1.0 million and $0.9 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  For consolidated joint ventures, the assets are restricted for use only by those joint ventures and are not available for our general operations.  Our consolidated and unconsolidated joint ventures are each, individually and in aggregate, immaterial to our condensed consolidated financial statements.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC.  In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  On October 28, 2011, the court of appeals issued its decision and affirmed the trial court’s rulings.  As of that date, the outstanding judgment against AMT, including post-judgment interest, approximated $12.9 million.  ITC has filed a motion seeking additional attorneys’ fees which is pending.  In December 2011, AMT appealed the court of appeals decision to the Ohio Supreme Court.  AMT has posted a bond, as required by the trial court, for $13.4 million.  The Ohio Supreme Court has stayed enforcement of the judgment pending appeal and the bond has been continued.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  At January 1, 2012, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

14.          Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends the disclosure requirements with respect to fair value measurements.  Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. Part of this guidance was effective for us in the first quarter of fiscal 2011.  We adopted the additional requirement on Level 3 fair value measurements on October 3, 2011.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We adopted this guidance on October 3, 2011; however, no business combinations have been completed since adoption.

In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The new accounting guidance is effective for fiscal years beginning after December 15, 2010.  We adopted the disclosures on October 3, 2011 and it did not have an impact on the consolidated financial statements.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  The new guidance allows an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  Additionally, in December 2011, the FASB issued new guidance to defer the effective date pertaining to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  During the deferral period, the existing requirements in the original guidance for the presentation of reclassification adjustments must continue to be followed.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 (first quarter of fiscal 2013 for us) on a retrospective basis.

In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We expect to adopt the guidance in fiscal 2012, and we do not expect the adoption to have a material impact on the consolidated financial statements.

In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of GAAP and financial statements prepared on the basis of International Financial Reporting Standards. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required.  We will adopt the updated guidance in the first quarter of fiscal 2014 and are evaluating the impact on the consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, construction management and technical services that focuses on supporting the global fundamental needs for water, the environment, energy, infrastructure and natural resources.  We are a full-service company that leads with science.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 13,000 employees worldwide, located primarily in North America.

We derive income from fees for professional, technical, project management and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide our services to a diverse base of U.S. commercial and international clients, as well as U.S. federal and U.S. state and local government agencies.  The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	January 1, 2012	January 2, 2011
Client Sector
International (1)	23.4%	20.7%
U.S. commercial	26.0	22.1
U.S. federal government (2)	39.8	46.4
U.S. state and local government	10.8	10.8
	100.0%	100.0%

(1)       Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)       Includes revenue generated under U.S. government contracts performed outside the United States.

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating units within our reportable segments.  These changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics.  Prior year amounts have been reclassified to conform to the current year presentation.

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

Remediation and Construction Management.  RCM is focused on providing full-service support to U.S. federal government, U.S. state and local governments, and U.S. commercial clients.  RCM’s service lines include environmental remediation, construction management, infrastructure development, and alternative energy.

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended
	January 1, 2012	January 2, 2011
Reportable Segment
ECS	36.0%	33.6%
TSS	33.5	36.5
EAS	12.0	11.1
RCM	23.5	23.7
Inter-segment elimination	(5.0)	(4.9)
	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials and cost-plus. The following table represents the percentage of our revenue by contract type:

	Three Months Ended
	January 1, 2012	January 2, 2011
Contract Type
Fixed-price	42.5%	37.6%
Time-and-materials	38.5	37.4
Cost-plus	19.0	25.0
	100.0%	100.0%

A majority of our contract revenue and contract costs are recorded using the percentage-of-completion (cost-to-cost) method. Under this method, revenue is recognized in the ratio of contract costs incurred compared to total estimated contract costs.  Revenue and profit on these contracts are subject to revision throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.

Other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  Our SG&A expenses also include a portion of stock-based compensation and depreciation of property and equipment related to our corporate headquarters, and the amortization of identifiable intangible assets.  Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support company-wide activities and initiatives.

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work, particularly in the ECS and RCM segments.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for strategic acquisition opportunities.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies.  During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations.  Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings.  As successful integration and implementation are essential to achieving favorable results, no assurance can be given that all acquisitions will provide accretive results.  Our strategy is to position ourselves to address existing and emerging markets.  We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt or securities, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients and further expand our lines of service.  We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. For analytical purposes, acquisitive revenue consists of revenue derived from acquired companies during the first 12 months following their respective acquisition dates.

During fiscal 2011, we made acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments.  The largest of these acquisitions was BPR, which was completed in the first quarter of fiscal 2011. BPR is a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expanded our geographic presence in eastern Canada, and enabled us to provide clients with additional services throughout Canada.  BPR is part of the ECS segment.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first quarters of fiscal 2012 and 2011.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2012, our business grew compared to the year-ago quarter despite continuing challenges for the markets in which we operate.  We continued our focus on organic growth and the pursuit of strategic acquisitions that are expected to enhance our service offerings and expand our geographic presence.  As a result, our revenue grew 11.7% compared to the year-ago quarter due to contributions from fiscal 2011 acquisitions and strength in projects for Fortune 500 companies worldwide.

We foresee the continuation of a slow and gradual economic recovery in the United States following the severe economic weakness experienced during the global financial crisis and a continuation of strong demand in our international markets.  We believe that our non-U.S. markets will experience a faster economic recovery.  As such, we expect that our revenue will grow moderately in fiscal 2012 compared to fiscal 2011 due to anticipated growth in our business and contributions from our international activities.

International.  Our international business grew 26.4% in the first quarter of fiscal 2012 compared to the year-ago quarter. The growth was driven by strong demand for our water, environmental and infrastructure design services in Canada, Australia and Chile. We expect that our international business will continue its strong growth in fiscal 2012 compared to fiscal 2011 as a result of our continued expansion in Canada, our recent expansion into Australia and Chile, and demand for our services from broad-based clients worldwide.

U.S. Commercial.  Our U.S. commercial business grew 31.3% in the first quarter of fiscal 2012 compared to the year-ago quarter.  The growth was primarily attributable to increased revenue from industrial and energy projects for Fortune 500 companies. Many of our largest U.S. commercial clients are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect that some economic weakness may continue in certain sectors of our U.S. commercial business, we are optimistic regarding the growth in this business due to increased spending by our largest U.S. commercial clients.  Accordingly, we expect that our U.S. commercial business will grow moderately in fiscal 2012 compared to fiscal 2011.  Our U.S. commercial clients typically react rapidly to economic change. However, if the U.S. economy experiences a slowdown in fiscal 2012, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  Our U.S. federal government business declined 4.3% in the first quarter of fiscal 2012 compared to the year-ago quarter.  The decline was primarily due to reduced activity on U.S. Army Corps of Engineers (“USACE”) and other U.S. Department of Defense (“DoD”) programs.  The decline was partially offset by revenue growth from international development services for the U.S. Department of State (“DoS”) and from our front-end water, environmental, and infrastructure engineering and design services for other federal government agencies.  These agencies included the National Science Foundation (“NSF”), the U.S. Department of Agriculture (“DOA”), and the Federal Aviation Administration (“FAA”).  During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable.  However, due to U.S. federal budget uncertainties, we have remained cautious.  We expect revenue from our U.S. federal government business to be stable in fiscal 2012 compared to fiscal 2011.

U.S. State and Local Government.  Our U.S. state and local government business increased 12.1% in the first quarter of fiscal 2012 compared to the year-ago quarter.  The growth was driven by increased revenue from essential infrastructure projects.  Many state and local government agencies continue to face serious economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by regulatory requirements driving some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures as demonstrated by the growth in the first quarter of fiscal 2012.  However, because we anticipate that many state and local government agencies will continue to face serious economic challenges, we expect our U.S. state and local government business to experience slow growth in fiscal 2012 compared to fiscal 2011.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	January 1,	January 2,	Change
	2012	2011	$	%
	($ in thousands)

Revenue	$682,627	$611,124	$71,503	11.7%
Subcontractor costs	(190,571)	(205,544)	14,973	7.3
Revenue, net of subcontractor costs (1)	492,056	405,580	86,476	21.3
Other costs of revenue	(407,336)	(329,927)	(77,409)	(23.5)
Selling, general and administrative expenses	(48,627)	(41,328)	(7,299)	(17.7)
Operating income	36,093	34,325	1,768	5.2
Interest expense - net	(1,311)	(1,305)	(6)	(0.5)
Income before income tax expense	34,782	33,020	1,762	5.3
Income tax expense	(12,079)	(10,266)	(1,813)	(17.7)
Net income including noncontrolling interests	22,703	22,754	(51)	(0.2)
Net income attributable to noncontrolling interests	(93)	(453)	360	79.5
Net income attributable to Tetra Tech	$22,610	$22,301	$309	1.4%

(1)                We believe that the presentation of “Revenue, net of subcontractor costs”, a non-GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.  In the course of providing services, we routinely subcontract various services and, under certain U.S. Agency for International Development (“USAID”) programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities.  The grants are included as part of our subcontractor costs.  Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends.  Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

We experienced strong growth in our U.S. commercial, international, and U.S. state and local government sectors, driven by demand for our water, environmental, infrastructure design and construction management services in the industrial, energy and mining markets worldwide.  Additionally, the growth resulted from strength in our front-end water, environmental, and infrastructure engineering and design services for certain U.S. federal government clients including FAA, U.S. General Services Administration (“GSA”), NSF and various military branches of the DoD.  The growth in revenue and revenue, net of subcontractor costs, was due partially to the contributions of $37.1 million and $34.0 million, respectively, from fiscal 2011 acquisitions.  The overall growth was partially offset by a decline in our U.S. federal government business due primarily to the wind-down of several large projects for the USACE, USAID, U.S. Department of Energy (“DOE”) and U.S. Environmental Protection Agency (“EPA”), and delays on new awards for certain large U.S. federal construction management in the U.S. and abroad.  Revenue, net of subcontractor costs, grew at a faster pace than revenue due to an increase in self-performed work on energy and USAID programs.  Additionally, a revenue decline on USACE construction management programs did not have a significant impact to our revenue, net of subcontractor costs, because these programs had a high level of subcontracting activities.

Operating income increased due to business growth and improved project execution on fixed-price contracts.  The increase was partially offset by additional SG&A expenses incurred to support our international expansion, and an additional $1.5 million of amortization expense for intangible assets.  Prior-year operating income also benefited from favorable claim settlements.

Income tax expense grew as a result of an increase in pre-tax income and a higher effective tax rate.  Our effective tax rate was 34.7% compared to 31.1% for the year-ago period.  The lower tax rate in the first quarter of 2011 resulted from a $1.2 million, or $0.02 on a diluted EPS basis, benefit from federal R&E credits for the last nine months of fiscal 2010.

Net income attributable to noncontrolling interests declined because we acquired the remaining interests in a consolidated joint venture in the fourth quarter of fiscal 2011.  Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended
	January 1,	January 2,	Change
	2012	2011	$	%
	($ in thousands)

Revenue	$245,663	$205,389	$40,274	19.6%
Subcontractor costs	(42,668)	(40,633)	(2,035)	(5.0)
Revenue, net of subcontractors costs (1)	$202,995	$164,756	$38,239	23.2%

Operating income	$19,491	$18,301	$1,190	6.5%

(1)       Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue growth was driven by the continued international expansion of our water, environmental and infrastructure design services.  Our international operations, primarily in Canada, contributed an additional $35 million and $36.4 million to revenue and revenue, net of subcontractor costs, respectively, compared with last year’s first quarter. Acquisitions completed during fiscal 2011 contributed to this growth.  To a lesser extent, the growth resulted from increased activity on U.S. commercial projects and economically driven priority U.S. federal government programs.  Operating income increased due to revenue growth, partially offset by increased contract costs on certain projects.

Technical Support Services

	Three Months Ended
	January 1,	January 2,	Change
	2012	2011	$	%
	($ in thousands)

Revenue	$228,832	$223,305	$5,527	2.5%
Subcontractor costs	(82,974)	(96,045)	13,071	13.6
Revenue, net of subcontractors costs (1)	$145,858	$127,260	$18,598	14.6%

Operating income	$15,502	$15,789	$(287)	(1.8)%

(1)       Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, increased in the first quarter of fiscal 2012 compared to the year-ago quarter.  This growth resulted from the expansion of international development services provided to the DoS, including USAID.  These services contributed $4.2 million of increased revenue and $17.5 million of increased revenue, net of subcontractor costs, compared to the first quarter of fiscal 2011. An acquisition completed in the fourth quarter of fiscal 2011 made a significant contribution to this growth.  Despite overall revenue growth, operating income decreased due to a change in contract mix resulting in a lower proportion of higher profit margin fixed-price contracts.

Engineering and Architecture Services

	Three Months Ended
	January 1,	January 2,	Change
	2012	2011	$	%
	($ in thousands)

Revenue	$81,633	$67,983	$13,650	20.1%
Subcontractor costs	(27,107)	(15,893)	(11,214)	(70.6)
Revenue, net of subcontractors costs (1)	$54,526	$52,090	$2,436	4.7%

Operating income	$4,405	$4,744	$(339)	(7.1)%

(1)       Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue growth was driven by demand for our building and facility design services from several large U.S. commercial clients.  Additionally, the growth resulted from increased workload on certain design-build projects for U.S. state and local government clients, and on design-build and international development projects for the U.S. federal government.  The growth was partially offset by reduced activity on certain infrastructure projects for U.S. state and local government clients.  Revenue, net of subcontractor costs, grew at a slower pace than revenue due primarily to increased subcontracting activities on several large design-build projects that transitioned into the construction phase.  Operating income in the prior year benefited from a $2.5 million claim settlement on a U.S. commercial development and infrastructure project.  Excluding this favorable claim settlement from the prior year, operating income in the current year increased as a result of revenue growth and improved project execution.

Remediation and Construction Management

	Three Months Ended
	January 1,	January 2,	Change
	2012	2011	$	%
	($ in thousands)

Revenue	$160,758	$144,565	$16,193	11.2%
Subcontractor costs	(72,081)	(83,092)	11,011	13.3
Revenue, net of subcontractors costs (1)	$88,677	$61,473	$27,204	44.3%

Operating income	$5,890	$3,111	$2,779	89.3%

(1)       Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue growth was driven by demand for our remediation and construction management services in the energy and mining markets.  Additionally, the growth resulted from increased project execution on infrastructure projects for our U.S. state and local government clients.  We also experienced growth on certain U.S. federal government projects for GSA, DOA and various military branches of the DoD.  The overall growth was partially offset by the wind-down of several large construction management programs for USACE.  Revenue, net of subcontractor costs, grew at a faster pace than revenue due to the increase in self-performed work on energy projects and mining programs, and the wind-down of certain USACE construction management programs, which typically have higher subcontracting activities.  Operating income increased due to revenue growth and improved project execution on fixed-price contracts, partially offset by the prior-year favorable claim settlements.

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

EBITDA represents net income attributable to Tetra Tech plus net interest expense, income taxes, depreciation and amortization.  We believe EBITDA is a useful representation of our operating performance because of significant amounts of acquisition-related non-cash amortization expense, which can fluctuate significantly depending on the timing, nature and size of our business acquisitions.  Revenue, net of subcontractor costs, is defined as revenue less subcontractor costs.  For more information, see the “Consolidated Results of Operations” discussion above.  EBITDA and revenue, net of subcontractor costs, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended
	January 1, 2012	January 2, 2011
	($ in thousands)

Net income attributable to Tetra Tech	$22,610	$22,301
Interest expense, net	1,311	1,305
Depreciation (1)	6,786	6,670
Amortization (1)	8,264	6,781
Income tax expense	12,079	10,266
EBITDA	$51,050	$47,323

Revenue	$682,627	$611,124
Subcontractor costs	(190,571)	(205,544)
Revenue, net of subcontractors costs	$492,056	$405,580

(1) The total of depreciation and amortization expenses varied slightly from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our cash balances, operating cash flow and available borrowing under the credit agreement described below will be sufficient to meet our capital requirements for at least the next 12 months.

Operating Activities.  Net cash provided by operating activities was $38.3 million, an increase of $29.4 million compared to the year-ago quarter.  The increase was driven by additional advance payments from clients on contract work and increased EBITDA. Further, favorable changes in accounts payable, other liabilities, and prepaid expenses and other assets compared to the year-ago quarter caused by the timing of cash collections, and payments to vendors and subcontractors, contributed to the increase.

Investing Activities.  Net cash used in investing activities was $6.8 million, a decrease of $164.2 million compared to the year-ago quarter.  The decrease resulted primarily from a net cash payment related to the BPR acquisition in the year-ago quarter.

Financing Activities.  Net cash used in financing activities was $17.5 million, compared to net cash provided by financing activities of $22.6 million in the year-ago quarter.  In the first quarter of fiscal 2012, we repaid $10.8 million of debt under our credit agreement, and paid $9.4 million of contingent earn-out liabilities related to a prior-year acquisition.  The year-ago quarter included $20 million in borrowing under our credit agreement to fund our working capital needs.

Debt Financing.  Under our credit agreement (“Credit Agreement”), our revolving credit facility (“Facility”) is a $460 million, five-year Facility that matures on March 28, 2016.  The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At January 1, 2012, we had $133.7 million in borrowings under the Facility at a weighted-average interest rate of 2.12% per annum, $29.7 million in standby letters of credit and $296.6 million in availability under the Facility.  Of these amounts outstanding, we had $13.7 million in multicurrency borrowings and letters of credit under the Facility at January 1, 2012.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post acquisition payments).  At January 1, 2012, we were in compliance with these covenants with a consolidated leverage ratio of 1.07x and a consolidated fixed charge coverage ratio of 2.41x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyzed all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  At January 1, 2012, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.  For further discussion of our VIEs, see Note 12, “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.  To date, there have been no material changes in our critical accounting policies as reported in our 2011 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We do not enter into derivative financial instruments for trading or speculation purposes.  In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the CAD.

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations.  At January 1, 2012, we had $133.7 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.12% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first quarters of fiscal 2012 and fiscal 2011, our foreign currency gains were immaterial.  These gains were recognized as part of SG&A expenses in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first quarters of fiscal 2012 and 2011, 23.4% and 20.7% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first quarter of fiscal 2012, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was an increase in equity of $10.8 million compared to an increase in equity of $7.4 million in the first quarter of fiscal 2011.  These amounts were recognized as an adjustment to equity through other comprehensive income.

In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD.  In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matures on January 27, 2012.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million.  For more information, see Note 11, “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of January 1, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC.  In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  On October 28, 2011, the court of appeals issued its decision and affirmed the trial court’s rulings.  As of that date, the outstanding judgment against AMT, including post-judgment interest, approximated $12.9 million.  ITC has filed a motion seeking additional attorneys’ fees which is pending.  In December 2011, AMT appealed the court of appeals decision to the Ohio Supreme Court.  AMT has posted a bond, as required by the trial court, for $13.4 million.  The Ohio Supreme Court has stayed enforcement of the judgment pending appeal and the bond has been continued.  We believe that a reasonably possible range of exposure, including attorneys’ fees, is from $0 to approximately $14.5 million.  At January 1, 2012, we have recorded a liability representing our best estimate of a probable loss.  Further, for the same amount, we have recorded a receivable from the former owners of AMT as we believe it is probable they will fully honor their indemnification agreement with us for any and all costs and damages related to this lawsuit.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, delays and uncertainties related to federal budgets.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2011 and the first quarter of fiscal 2012, our business, financial condition and results of operations may be materially and adversely affected.

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

•        Budget constraints experienced by our U.S. federal, state and local government clients;

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

•        Speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock; and

•        Continued volatility in the financial market.

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

Demand from our U.S. state and local government and U.S. commercial clients is cyclical and vulnerable to economic downturns.  If economic growth slows, U.S. state or local government fiscal conditions worsen, or client spending declines further, then our revenue, profits and our financial condition may deteriorate.

Demand for services from our U.S. state and local government and U.S. commercial clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If economic growth slows, U.S. state or local government fiscal conditions worsen, or client spending declines further, then our revenue, profits and overall financial condition may deteriorate.  Our U.S. state and local government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from U.S. commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

In the first quarter of 2012, we generated 26.0% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

The August 2011 federal debt ceiling legislation and delayed action by the U.S. federal government could reduce government demand for the services we provide.

Congressional negotiations during July and August 2011 leading to the debt ceiling legislation and related concerns regarding the ability of government to address critical economic issues, together with the announcement by Standard & Poor’s of the downgrading of its rating on U.S. sovereign debt, resulted in significant and continuing financial market and economic disruptions. On August 2, 2011, federal legislation increasing the federal debt ceiling included significant reductions in spending, a substantial portion of which is related to defense spending.  Future levels of expenditures and authorizations for defense-related or other federal programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  Any significant reduction in U.S. federal government expenditures could have a material adverse effect on our results of operation and financial condition.

We derive a majority of our revenue from U.S. government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the first quarter of 2012, we generated 50.6% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 39.8% of our revenue for the first quarter of fiscal 2012 from the following agencies: 16.6% from DoD agencies, 9.3% from USAID and 13.9% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs.  There are several factors that could materially affect our U.S. federal government contracting business, including the following:

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

These and other factors could cause U.S. federal government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions.  Any of these actions could have a material adverse effect on our revenue or timing of contract payments from these agencies.

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

As a U.S. government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; a violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenue.

We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act and DoD security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future.  In addition, U.S. government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

Our inability to win or renew U.S. government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

U.S. government contracts are awarded through a regulated procurement process.  The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  The U.S. federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, the U.S. federal government has announced its intention to scale back outsourcing of services in favor of

“insourcing” jobs to its employees, which could reduce our revenue.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Each year, client funding for some of our U.S. government contracts may rely on government appropriations or public-supported financing.  If adequate public funding is delayed or is not available, then our profits and revenue could decline.

Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects.  The outcome of ongoing political debate in Congress regarding cuts to federal government spending could result in reductions in the funding proposed by the Administration for certain projects.  The legislation passed in August 2011 includes significant reductions in U.S. federal government spending over a ten-year period.  Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund projects.  In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenue could decline.

Our U.S. federal government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, and if we do not replace these contracts, we may suffer a decline in our profits and revenue.

U.S. federal government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government’s convenience any time prior to their completion.  Any decision by a U.S. federal government client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenue.

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

As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified scientists and engineers is competitive, and from time to time, it may be difficult to attract and retain qualified individuals with the expertise and in the timeframe demanded by our clients.  For example, some of our U.S. government contracts may require us to employ only individuals who have particular government security clearance levels.  In addition, we rely heavily upon the expertise and leadership of our senior management.  If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees.  With limited exceptions, we do not have employment agreements with any of our key personnel.  The loss of the services of any of these key personnel could adversely affect our business.  Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies.  Further, many of our non-compete agreements have expired.  We do not maintain key-man life insurance policies on any of our executive officers or senior managers.  Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

•      Provisions for income taxes, R&E credits, valuation allowances and unrecognized tax benefits;

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

Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors and material suppliers.  If we are unable to accurately estimate and manage our costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.  Certain of our contracts require us to satisfy specific design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone.  As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment.  If a client determines not to proceed with the completion of the project or if the client defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

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

•      Preserving important strategic client relationships;

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  At January 1, 2012, our goodwill was $577.4 million and other intangible assets were $74.6 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at January 1, 2012 was $1.9 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

In the first quarter of 2012, we generated 23.4% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

Our results could be adversely affected by an inability to access the Facility under our Credit Agreement.  Unfavorable financial or economic conditions could impact certain issuers’ willingness or ability to fund our Facility.  In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

We engage in consulting, engineering, program management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients.  We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim.  In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenue.

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

Systems and information technology interruption could adversely impact our ability to operate.

We rely heavily on computer, information, and communications technology and systems to operate.  From time to time, we experience system interruptions and delays.  If we are unable to effectively deploy software and hardware, upgrade our systems and network infrastructure, and take steps to improve and protect our systems, systems operations could be interrupted or delayed.

Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism and similar events or disruptions.  In addition, we face the threat of unauthorized system access, computer hackers, computer viruses, malicious code, organized cyber attacks, and other security breaches and system disruptions.  We devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in system operations.  As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches, or to alleviate problems caused by disruptions and breaches.

Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could negatively impact our clients.

Item 6.                                   Exhibits

The following documents are filed as Exhibits to this Report:

10.1                           Tetra Tech, Inc. Employee Stock Purchase Plan (as amended through January 1, 2012)

31.1                           Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2                           Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1                           Certification of Chief Executive Officer pursuant to Section 1350

32.2                           Certification of Chief Financial Officer pursuant to Section 1350

101                            The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended January 1, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements.*

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

Dated: February 3, 2012	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Vice President, Controller
(Principal Accounting Officer)