Form 10-Q
period 2012-04-01
TETRA TECH INC
filed 2012-05-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Yes  ☐   No  ☒

As of April 30, 2012 63,427,741  shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	April 1, 2012	October 2, 2011
CURRENT ASSETS:
Cash and cash equivalents	$106,027	$90,494
Accounts receivable – net	642,420	657,179
Prepaid expenses and other current assets	62,325	84,612
Income taxes receivable	11,922	6,817
Total current assets	822,694	839,102

PROPERTY AND EQUIPMENT – NET	72,393	77,536
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,550	3,454
GOODWILL	584,141	569,414
INTANGIBLE ASSETS – NET	68,875	81,053
OTHER ASSETS	24,431	23,429

TOTAL ASSETS	$1,576,084	$1,593,988

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$141,426	$164,819
Accrued compensation	97,160	110,937
Billings in excess of costs on uncompleted contracts	85,086	84,754
Deferred income taxes	18,879	22,870
Current portion of long-term debt	2,249	2,556
Estimated contingent earn-out liabilities	40,687	64,119
Other current liabilities	79,197	81,654
Total current liabilities	464,684	531,709

DEFERRED INCOME TAXES	28,269	25,394
LONG-TERM DEBT	107,901	144,868
OTHER LONG-TERM LIABILITIES	35,728	36,767

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at April 1, 2012, and October 2, 2011	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 63,372 and 62,495 shares at April 1, 2012, and October 2, 2011, respectively	634	625
Additional paid-in capital	418,667	399,420
Accumulated other comprehensive income	24,711	4,754
Retained earnings	494,820	449,926
Tetra Tech stockholders’ equity	938,832	854,725
Noncontrolling interests	670	525
TOTAL EQUITY	939,502	855,250

TOTAL LIABILITIES AND EQUITY	$1,576,084	$1,593,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011

Revenue	$624,345	$612,566	$1,306,972	$1,223,690
Subcontractor costs	(147,453)	(182,260)	(338,024)	(387,805)
Other costs of revenue	(388,915)	(355,445)	(796,251)	(685,372)
Selling, general and administrative expenses	(52,434)	(45,605)	(101,062)	(86,932)
Operating income	35,543	29,256	71,635	63,581

Interest expense - net	(1,453)	(1,471)	(2,763)	(2,776)
Income before income tax expense	34,090	27,785	68,872	60,805

Income tax expense	(11,769)	(9,704)	(23,848)	(19,970)

Net income including noncontrolling interests	22,321	18,081	45,024	40,835

Net income attributable to noncontrolling interests	(37)	(581)	(130)	(1,034)

Net income attributable to Tetra Tech	$22,284	$17,500	$44,894	$39,801

Earnings per share attributable to Tetra Tech:
Basic	$0.35	$0.28	$0.71	$0.64
Diluted	$0.35	$0.28	$0.71	$0.64

Weighted-average common shares outstanding:
Basic	63,072	62,121	62,846	61,836
Diluted	63,817	62,945	63,497	62,638

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	April 1, 2012	April 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$45,024	$40,835

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	29,071	27,376
Loss on settlement of foreign currency forward contract	286	293
Equity in earnings of unconsolidated joint ventures	(1,553)	(2,428)
Distributions of earnings from unconsolidated joint ventures	1,595	2,503
Stock-based compensation	5,648	5,314
Excess tax benefits from stock-based compensation	(147)	(90)
Deferred income taxes	(2,533)	(4,445)
Provision for doubtful accounts	3,721	1,354
Exchange gain	(137)	(328)
Gain on disposal of property and equipment	(69)	(148)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,038	42,848
Prepaid expenses and other assets	11,234	(10,043)
Accounts payable	(23,392)	(60,729)
Accrued compensation	(13,777)	96
Billings in excess of costs on uncompleted contracts	(1,156)	(10,931)
Other liabilities	10,714	2,791
Income taxes receivable/payable	(4,178)	8,372
Net cash provided by operating activities	71,389	42,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,983)	(9,476)
Payments for business acquisitions, net of cash acquired	(2,831)	(188,031)
Payment in settlement of foreign currency forward contract	(4,192)	(4,216)
Receipt in settlement of foreign currency forward contract	3,906	3,923
Proceeds from sale of property and equipment	497	340
Net cash used in investing activities	(10,603)	(197,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(51,837)	(2,403)
Proceeds from borrowings	13,025	21,867
Payments of earn-out liabilities	(18,055)	–
Distributions paid to noncontrolling interests	–	(501)
Excess tax benefits from stock-based compensation	147	90
Net proceeds from issuance of common stock	8,882	5,373
Net cash (used in) provided by financing activities	(47,838)	24,426

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,585	402

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,533	(129,992)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,494	220,933
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,027	$90,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,839	$1,998
Income taxes, net of refunds received	$30,974	$14,856

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

Our condensed consolidated financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year.

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12, “Joint Ventures” for further discussion).  In the first quarter of fiscal 2012, we re-aligned certain operating activities in our reportable segments to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics (see Note 9, “Reportable Segments” for further discussion).  Prior year amounts for reportable segments have been reclassified to conform to the current year presentation.  For both fiscal 2012 and 2011, “Interest expense – net” on the condensed consolidated statements of income includes $0.2 million and $0.4 million in interest income for the three and six-month periods, respectively.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	April 1, 2012	October 2, 2011
	(in thousands)

Billed	$326,991	$364,779
Unbilled	329,328	309,091
Contract retentions	22,057	15,553
Total accounts receivable – gross	678,376	689,423

Allowance for doubtful accounts	(35,956)	(32,244)
Total accounts receivable – net	$642,420	$657,179

Current billings in excess of costs on uncompleted contracts	$85,086	$84,754
Non-current billings in excess of costs on uncompleted contracts	4,344	5,832
Total billings in excess of costs on uncompleted contracts	$89,430	$90,586

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at April 1, 2012 are expected to be billed and collected within 12 months.  Unbilled accounts receivable at April 1, 2012 and October 2, 2011 include approximately $21 million and $16 million, respectively, related to claims and requests for equitable adjustment on contracts that provide for price redetermination primarily with agencies of the U.S. federal government.  These amounts are management’s estimate of the most probable amount to be realized upon the conclusion of the claims settlement process.  We regularly evaluate these claim amounts and record appropriate charges to operating earnings when collection is not deemed to be probable.  No material losses were recognized related to the collectability of claims during the second quarter and first six months of fiscal 2012 and 2011.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may take several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.  The non-current billings in excess of costs on uncompleted contracts were reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.

Billed accounts receivable related to U.S. federal government contracts were $91.0 million and $88.5 million at April 1, 2012 and October 2, 2011, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $103.0 million and $102.7 million at April 1, 2012 and October 2, 2011, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at April 1, 2012 and October 2, 2011.

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

In fiscal 2011, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the Engineering and Consulting Services and Technical Support Services segments.  The aggregate fair value of the purchase price for these acquisitions was approximately $100 million.  For fiscal 2011 acquistions, the fair value purchase price included estimated contingent earn-out liabities as of the respective acquistion dates in the aggregate amount of $58.5 million.

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based upon our valuations of the acquired company and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as “Contingent earn-out liabilities” when the related operating income thresholds have been achieved, and a corresponding increase in goodwill is recorded.  These contingent earn-out payments are reflected as cash flows used in investing activities on the condensed consolidated statements of cash flows in the period paid.  At April 1, 2012, there was a maximum of $16 million for contingent consideration related to acquisitions completed prior to fiscal 2010 that will be recorded as an addition to goodwill if earned.

For acquisitions consummated in or after fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on the date of acquisition.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Contingent earn-out liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid.  The contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We perform fair value measurements in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on “Fair Value Measurements and Disclosures”.  This standard defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.  This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three levels:

Level 1:	quoted prices in active markets for identical assets or liabilities.

Level 2:

quoted prices that are observable for the asset or liability, either directly or indirectly such as quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are not active.

Level 3:	unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our condensed consolidated statements of cash flows.  Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The aggregate current estimated earn-out liabilities of $40.7 million and $64.1 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $9.6 million and $11.0 million are reported in “Other long-term liabilities” on the condensed consolidated balance sheets at April 1, 2012 and October 2, 2011, respectively.  In the first half of fiscal 2012, $20.5 million of earn-outs were paid to former shareholders.  Of this amount, $18.1 million was reported as cash used in financing activities, $0.6 million was reported as cash used in operating activities and $1.8 million was reported as cash used in investing activities.  In the first half of fiscal 2011, $10.3 million of earn-outs were paid to former shareholders, all of which was reported as cash used in investing activities.  For the first half of fiscal 2012 and fiscal 2011, the effect of the change in fair value measurement did not have a material impact on earnings.

4.                                      Goodwill and Intangibles

The following table summarizes the changes in the carrying value of goodwill:

	Engineering and Consulting Services	Technical Support Services	Engineering and Architecture Services (3)	Remediation and Construction Management	Total
	(in thousands)

Balance at October 2, 2011	$405,678	$82,091	$17,710	$63,935	$569,414
Inter-segment transfers(1)	(29,338)	45,435	–	(16,097)	–
Currency translation adjustments(2)	14,727	–	–	–	14,727
Balance at April 1, 2012	$391,067	$127,526	$17,710	$47,838	$584,141

(1)                Transfers resulted from a realignment of certain operating activities in our reportable segments (See Note 9, “Reportable Segments” for more information).

(2)                Currency translation adjustments relate to our foreign subsidiaries with functional currencies different than our reporting currency.

(3)                Gross amount of goodwill for the Engineering and Architecture Services segment was $122.7 million for both April 1, 2012, and October 2, 2011.  For both periods, accumulated impairment losses for this segment were $105 million, reflecting impairment charges in fiscal 2005. There were no impairment losses in the other reportable segments.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	April 1, 2012			October 2, 2011
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.5	$5,329	$(4,086)	$5,175	$(3,430)
Client relations	5.8	84,623	(24,652)	81,619	(17,951)
Backlog	0.5	54,220	(48,502)	52,938	(39,452)
Technology and trade names	4.2	2,816	(873)	2,684	(530)
Total		$146,988	$(78,113)	$142,416	$(61,363)

In the first half of fiscal 2012, gross amounts increased due to foreign currency translation adjustments. Amortization expense for these intangible assets for the three and six months ended April 1, 2012 were $6.9 million and $15.2 million, respectively, compared to $6.9 million and $13.7 million for the same periods last year. Estimated amortization expense for the remainder of fiscal 2012 and succeeding years is as follows:

Amount
(in thousands)

2012	$12,321
2013	12,509
2014	11,399
2015	11,101
2016	9,552
Beyond	11,993
Total	$68,875

5.                                      Property and Equipment - Net

Property and equipment consisted of the following:

	April 1, 2012	October 2, 2011
	(in thousands)

Land and buildings	$11,729	$11,729
Equipment, furniture and fixtures	166,338	160,644
Leasehold improvements	25,016	23,304
	203,083	195,677
Accumulated depreciation and amortization	(130,690)	(118,141)
Property and equipment at cost, net	$72,393	$77,536

For the three and six months ended April 1, 2012, the depreciation expense related to property and equipment, including assets under capital leases, was $6.8 million and $13.6 million, respectively, compared to $6.7 million and $13.4 million for the same periods last year.

6.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  For the three and six months ended April 1, 2012, stock-based compensation expense was $2.7 million and $5.6 million, respectively, compared to $2.5 million and $5.3 million for the same periods last year. The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the three months ended April 1, 2012, we granted 51,000 stock options with exercise prices of $22.95 - $25.27 per share and an estimated weighted-average fair value of $8.95 per share.  For the six months ended April 1, 2012, we granted 458,249 stock options with exercise prices of $22.53 - $25.27 per share and an estimated weighted-average fair value of $8.10 per share.  In addition, we awarded 105,567 shares of restricted stock in the first quarter of fiscal 2012 to our directors and executive officers at the fair value of $22.53 per share on the award date.  All of these restricted shares are performance-based and vest over a three-year period.  The number of restricted shares that ultimately vest is based on the growth in our diluted earnings per share.  In the first quarter of fiscal 2012, we also awarded 181,348 restricted stock units (“RSUs”) to our employees at the fair value of $22.53 per share on the award date.  All of the RSUs have time-based vesting over a four-year period.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$22,284	$17,500	$44,894	$39,801

Weighted-average common shares outstanding – basic	63,072	62,121	62,846	61,836
Effect of dilutive stock options and unvested restricted stock	745	824	651	802
Weighted-average common stock outstanding – diluted	63,817	62,945	63,497	62,638

Earnings per share attributable to Tetra Tech:
Basic	$0.35	$0.28	$0.71	$0.64
Diluted	$0.35	$0.28	$0.71	$0.64

For the three and six months ended April 1, 2012, 2.4 million and 3.0 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 2.3 million and 2.8 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

8.                                      Income Taxes

The effective tax rate for the first half of fiscal 2012 was 34.6% compared to 32.8% for the same period last year.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law, including a retroactive extension of federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of the retroactive extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in our first quarter of fiscal 2011 tax expense, resulting in a lower effective tax rate in fiscal 2011.  With the expiration of federal R&E credits on December 31, 2011, we have not estimated a benefit from these credits beyond the expiration date.  Should the R&E credits provision be retroactively extended during fiscal 2012, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

9.                                      Reportable Segments

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments.  This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions.  These activities are not regularly reviewed by our Chief Operating Decision Maker (“CODM”) to assess performance or make decisions about the resources to be allocated to them and do not meet the definition of a reportable operating segment.  The changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics. Prior year amounts have been reclassified to conform to the current year presentation.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Three months ended April 1, 2012:
Revenue	$251,486	$224,001	$79,788	$117,414	$672,689
Segment operating income	18,022	17,063	5,413	3,999	44,497

Three months ended April 3, 2011:
Revenue	$225,958	$200,642	$73,659	$134,921	$635,180
Segment operating income	17,771	13,458	5,163	1,801	38,193

Six months ended April 1, 2012:
Revenue	$497,149	$452,832	$161,422	$278,171	$1,389,574
Segment operating income	37,514	32,565	9,817	9,889	89,785

Six months ended April 3, 2011:
Revenue	$431,348	$423,947	$141,642	$279,485	$1,276,422
Segment operating income	36,072	29,247	9,907	4,912	80,138

Total assets by segment were as follows:

	April 1, 2012	October 2, 2011
	(in thousands)

ECS	$808,139	$767,347
TSS	542,378	505,198
EAS	114,592	111,555
RCM	278,981	296,361
Total assets	$1,744,090	$1,680,461

Reconciliations

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(in thousands)

Revenue
Revenue from reportable segments	$672,689	$635,180	$1,389,574	$1,276,422
Elimination of inter-segment revenue	(48,344)	(22,614)	(82,602)	(52,732)
Total consolidated revenue	$624,345	$612,566	$1,306,972	$1,223,690

Operating Income
Segment operating income	$44,497	$38,193	$89,785	$80,138
Amortization of intangibles	(6,917)	(6,942)	(15,182)	(13,723)
Other expense(1)	(2,037)	(1,995)	(2,968)	(2,834)
Total consolidated operating income	$35,543	$29,256	$71,635	$63,581

(1) Other expense includes corporate costs not allocable to segments.

	April 1, 2012	October 2, 2011
	(in thousands)

Assets
Total assets of reportable segments	$1,744,090	$1,680,461
Assets not allocated to segments and intercompany eliminations(1)	(168,006)	(86,473)
Total consolidated assets	$1,576,084	$1,593,988

(1) Assets not allocated to segments include goodwill, other intangible assets, deferred income taxes, and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(in thousands)
Client Sector
International(1)	$154,781	$150,024	$314,713	$276,581
U.S. commercial	142,438	112,072	319,868	247,207
U.S. federal government(2)	252,709	284,510	524,116	568,030
U.S. state and local government	74,417	65,960	148,275	131,872
Total	$624,345	$612,566	$1,306,972	$1,223,690

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

10.                               Comprehensive Income

Comprehensive income is comprised of net income, translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	(in thousands)

Net income including noncontrolling interests	$22,321	$18,081	$45,024	$40,835
Other comprehensive income:
Foreign currency translation adjustment	9,357	12,688	20,185	20,585
Foreign currency hedge	(12)	(134)	(214)	(325)
Comprehensive income including noncontrolling interests	31,666	30,635	64,995	61,095

Net income attributable to noncontrolling interest	(37)	(581)	(130)	(1,034)
Foreign currency translation adjustment	(14)	(216)	(14)	(748)
Comprehensive income attributable to noncontrolling interests	(51)	(797)	(144)	(1,782)

Comprehensive income attributable to Tetra Tech	$31,615	$29,838	$64,851	$59,313

11.                               Other Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matured on January 27, 2012.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million.  Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates. These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the three and six-month periods of fiscal 2012 and 2011.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities.  The carrying value of our long-term debt approximates fair value.

12.                               Joint Ventures

In the normal course of business, we form joint ventures, including partnerships and partially-owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity (“VIE”) and whether we should therefore consolidate the VIE.  This analysis enables us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In accordance with the current consolidation standard, we analyze all of our joint ventures and classify them into two groups: (1) joint ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (2) joint ventures that do not need to be consolidated because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

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

A majority of our joint ventures were unconsolidated VIEs because we were not the primary beneficiary of those joint ventures.  In some cases, we consolidated VIEs because we were the primary beneficiary of those joint ventures.  In the first half of fiscal 2012, there were no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE. Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended April 1, 2012, we reported $0.6 million and $1.6 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $1.5 million and $2.4 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  For consolidated joint ventures, the assets are restricted for use only by those joint ventures and are not available for our general operations.  Our consolidated and unconsolidated joint ventures are each, individually and in aggregate, immaterial to our condensed consolidated financial statements.

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

In May 2003, Innovative Technologies Corporation (“ITC”) filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. (“AMT”) and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC.  In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  On October 28, 2011, the court of appeals issued its decision and affirmed the trial court’s rulings.  ITC has filed a motion seeking additional attorneys’ fees which is pending.  In December 2011, AMT appealed the court of appeals decision to the Ohio Supreme Court which declined to accept the appeal.  At April 1, 2012, we recorded a liability for the full amount of the judgment, including all post-judgment interest, in the amount of $14.4 million.  Further, we recorded a receivable from the former owners of AMT in the same amount as a result of their indemnification obligations.  On April 5, 2012, AMT paid the judgment in the amount of $14.4 million, including all post-judgment interest, in full.  The former owners of AMT honored their indemnification agreement and reimbursed us in full for the amount paid in satisfaction of the judgment.

On April 17, 2012, Quebec authorities charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $7 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  The charges are known in general, but the specific facts underlying the charges will not be known before the court appearance scheduled for June 19, 2012.  Pleas will be entered on June 19, 2012; however, no formal hearing is expected before mid-2013.  We are conducting an internal investigation concerning this matter.  The financial impact to us is unknown at this time.

14.                               Recent Accounting Pronouncements

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

In May 2011, the FASB issued updated guidance to improve comparability of fair value measurements between GAAP and International Financial Reporting Standards.  This update amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is not permitted.  We adopted the updated guidance in the second quarter of fiscal 2012, and the adoption did not have an impact on the consolidated financial statements.

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

Additionally, in December 2011, the FASB issued new guidance to defer the effective date pertaining to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  During the deferral period, the existing requirements in the original guidance for the presentation of reclassification adjustments must continue to be followed.  This new guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011 (first quarter of fiscal 2013 for us) on a retrospective basis.

In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption was permitted, and we adopted the guidance in fiscal 2012.

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

We derive income from fees for professional, technical, program management and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide our services to a diverse base of international and U.S. commercial clients, as well as U.S. federal and U.S. state and local government agencies.  The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Client Sector
International(1)	24.8%	24.5%	24.1%	22.6%
U.S. commercial	22.8	18.3	24.5	20.2
U.S. federal government(2)	40.5	46.4	40.1	46.4
U.S. state and local government	11.9	10.8	11.3	10.8
Total	100.0%	100.0%	100.0%	100.0%

(1) Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2) Includes revenue generated under U.S. government contracts performed outside the United States.

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments.  This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions.  These activities are not regularly reviewed by our CODM to assess performance or make decisions about the resources to be allocated to them and do not meet the definition of a reportable operating segment.  The changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics.  Prior year amounts have been reclassified to conform to the current year presentation.

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

Remediation and Construction Management.  RCM is focused on providing our full-service support to U.S. federal government, U.S. state and local governments, and U.S. commercial clients.  RCM’s service lines include environmental remediation, construction management, infrastructure development, and alternative energy.

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Reportable Segment
ECS	40.2%	36.9%	38.0%	35.3%
TSS	35.9	32.8	34.6	34.6
EAS	12.8	12.0	12.4	11.6
RCM	18.8	22.0	21.3	22.8
Inter-segment elimination	(7.7)	(3.7)	(6.3)	(4.3)
Total	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Contract Type
Fixed-price	36.2%	37.2%	39.5%	37.4%
Time-and-materials	42.5	40.8	40.4	39.1
Cost-plus	21.3	22.0	20.1	23.5
Total	100.0%	100.0%	100.0%	100.0%

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

Contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration and information technology.  Our SG&A expenses also include a majority of our stock-based compensation, a portion of our depreciation of property and equipment related to our corporate headquarters, and the amortization of identifiable intangible assets.  Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support company-wide activities and initiatives.

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

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first half of fiscal 2012 and 2011.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the second quarter of fiscal 2012, our business grew compared to the year-ago quarter.  We continued our focus on organic growth and the pursuit of strategic acquisitions that are expected to enhance our service offerings and expand our geographic presence.  Our revenue grew compared to the year-ago quarter due to contributions from fiscal 2011 acquisitions and strength in projects for large multi-national companies.

We foresee the continuation of strong demand in our U.S. commercial and international markets, while our U.S. government markets continue to remain stable.  As such, we expect that our revenue will grow moderately in fiscal 2012 compared to fiscal 2011 due to anticipated growth in our business and contributions from our international activities.

International.  For the first half of fiscal 2012, our international business grew 13.8% compared to the year-ago period.  The growth was driven by demand for our water, environmental and infrastructure design services in Canada, Australia and Chile, primarily for mining and other commodity-driven businesses.  We expect that our international business will continue its strong growth in fiscal 2012 compared to fiscal 2011 as a result of our continued expansion in Canada, our recent expansion into Australia and Chile, and demand for our services from broad-based clients worldwide.

U.S. Commercial.  For the first half of fiscal 2012, our U.S. commercial business grew 29.4% compared to the year-ago period.  The growth was primarily attributable to increased revenue from industrial and energy projects for large multi-national companies.  Many of our largest U.S. commercial clients are returning to more typical environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect that some economic weakness may continue in certain sectors of our U.S. commercial business, we are optimistic regarding the growth in this business due to increased spending by our largest U.S. commercial clients.  We expect that our U.S. commercial business will continue its strong growth in fiscal 2012 compared to fiscal 2011.  Our U.S. commercial clients typically react rapidly to economic change.  However, if the U.S. economy experiences a slowdown in the remainder of fiscal 2012, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  For the first half of fiscal 2012, our U.S. federal government business declined 7.7% compared to the year-ago period.  The decline was primarily due to reduced activity on several large New Orleans hurricane protection and environmental remediation programs for U.S. Army Corps of Engineers (“USACE”).  The decline was partially offset by revenue growth from international development services for the U.S. Department of State (“DoS”) and from our front-end water, environmental, and infrastructure engineering and design services for other federal government agencies.  These agencies included the National Science Foundation (“NSF”), and the Federal Aviation Administration (“FAA”).  During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable.  However, due to U.S. federal budget uncertainties, we remain cautious.

U.S. State and Local Government.  For the first half of fiscal 2012, our U.S. state and local government business increased 12.4% compared to the year-ago period.  The growth was driven by increased revenue from essential programs and infrastructure projects.  Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements driving some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures as demonstrated by the growth in the second quarter of fiscal 2012.  We were awarded transportation infrastructure projects totaling over $200 million during the second quarter of fiscal 2012.  Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to experience strong growth in fiscal 2012 compared to fiscal 2011 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 1,	April 3,	Change		April 1,	April 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$624,345	$612,566	$11,779	1.9%	$1,306,972	$1,223,690	$83,282	6.8%
Subcontractor costs	(147,453)	(182,260)	34,807	19.1	(338,024)	(387,805)	49,781	12.8
Revenue, net of subcontractor costs(1)	476,892	430,306	46,586	10.8	968,948	835,885	133,063	15.9
Other costs of revenue	(388,915)	(355,445)	(33,470)	(9.4)	(796,251)	(685,372)	(110,879)	(16.2)
Selling, general and administrative expenses	(52,434)	(45,605)	(6,829)	(15.0)	(101,062)	(86,932)	(14,130)	(16.3)
Operating income	35,543	29,256	6,287	21.5	71,635	63,581	8,054	12.7
Interest expense - net	(1,453)	(1,471)	18	1.2	(2,763)	(2,776)	13	0.5
Income before income tax expense	34,090	27,785	6,305	22.7	68,872	60,805	8,067	13.3
Income tax expense	(11,769)	(9,704)	(2,065)	(21.3)	(23,848)	(19,970)	(3,878)	(19.4)
Net income including noncontrolling interests	22,321	18,081	4,240	23.5	45,024	40,835	4,189	10.3
Net income attributable to noncontrolling interests	(37)	(581)	544	93.6	(130)	(1,034)	904	87.4
Net income attributable to Tetra Tech	$22,284	$17,500	$4,784	27.3%	$44,894	$39,801	$5,093	12.8%

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

For the three and six-month periods, both revenue and revenue, net of subcontractor costs, increased compared to the prior-year periods.  Our revenue growth was driven by the continued expansion of our international business, strong results in our U.S. commercial business, and contributions from acquisitions completed after the first quarter of fiscal 2011.

Revenue and revenue, net of subcontractor costs, for our international business increased $4.8 million and $27.9 million, respectively, during the second quarter of fiscal 2012 compared to the prior-year period.  For the first six months of fiscal 2012, international revenue increased $38.1 million and revenue, net of subcontractor costs, increased $69.9 million.  This growth was driven by increased activity on our water, environmental and infrastructure design projects in Canada, Australia and Chile, primarily for mining and other commodity-driven businesses.

Revenue and revenue, net of subcontractor costs, for our U.S. commercial business increased $30.4 million and $13.6 million, respectively, during the second quarter of fiscal 2012 compared to the prior-year period.  On a year-to-date basis, U.S. commercial revenue and revenue, net of subcontractor costs, increased $72.7 million and $38.4 million, respectively, compared to the prior-year period.  The U.S. commercial growth was experienced across all of our reportable segments and was primarily attributable to increased revenue from industrial and energy projects for large multi-national companies.

Of the increases in revenue and revenue, net of subcontractor costs, fiscal 2011 acquisitions contributed $32.0 million and $28.8 million for the three-month period, and $69.0 million and $62.9 million for the six-month period, respectively.  The overall growth was partially offset by lower revenue and revenue, net of subcontractors costs, on DoD programs in the amounts of $44.7 million and $20.8 million for the three-month period, and $68.1 million and $25.2 million for the six-month period, respectively.  The reduction resulted primarily from the wind-down of several large New Orleans hurricane protection and environmental remediation programs for

USACE. These programs had a high level of subcontracting activities and, accordingly, revenue, net of subcontractor costs, grew at a faster pace than revenue for both periods.

The increases in operating income for the second quarter and first half of fiscal 2012 were largely due to revenue growth. For both prior-year periods, operating income benefited from the recognition of government performance-based incentive award fees of $10.6 million on a large environmental remediation program in the RCM segment and a $2.0 million net favorable project settlement in the EAS segment.  These prior year items were substantially offset by additional contract costs incurred for project overruns of $13 million for the second quarter and $16 million for the first half of fiscal 2011 on several fixed-priced construction management projects in the RCM segment and on an international development program in the TSS segment.  Further, we recorded an additional $1.5 million of amortization expense for intangible assets related to our recent acquisitions in the first half of fiscal 2012 compared to the prior-year period.  Amortization expense for the comparable quarterly periods was substantially the same.

For both periods in fiscal 2012, income tax expense increased as a result of higher pre-tax income.  For the six-month period, our effective tax rate was 34.6% compared to 32.8% for the prior-year period.  The prior-year tax rate benefited from the extension of R&E credits. There was a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 that was recorded in the first quarter of fiscal 2011.

For both periods, net income attributable to noncontrolling interests declined because we acquired the remaining interests in a Canadian consolidated joint venture in the fourth quarter of fiscal 2011.  Net income attributable to Tetra Tech increased for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Six Months Ended
	April 1,	April 3,	Change		April 1,	April 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$251,486	$225,958	$25,528	11.3%	$497,149	$431,348	$65,801	15.3%
Subcontractor costs	(42,405)	(46,923)	4,518	9.6	(85,071)	(87,556)	2,485	2.8
Revenue, net of subcontractor costs(1)	$209,081	$179,035	$30,046	16.8%	$412,078	$343,792	$68,286	19.9%

Operating income	$18,022	$17,771	$251	1.4%	$37,514	$36,072	$1,442	4.0%

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Our revenue and revenue, net of subcontractor costs, in the international business grew $15.8 million and $16.8 million for the three-month period, and $50.2 million and $51.9 million for the six-month period, respectively, compared to prior-year periods. The growth was primarily driven by increased demand for our water, environmental and infrastructure design services in Canada, Australia and Chile in the mining and other commodity-driven markets.  Of these increases in revenue and revenue, net of subcontractor costs, fiscal 2011 acquisitions contributed $11.4 million and $10.7 million for the three-month period, and $27.9 million and $26.6 million for the six-month period, respectively.  Our revenue, net of subcontractor costs, grew at a faster pace than revenue for both periods due to increased self-performed work in the international operations.

For both periods, operating income increased due to revenue growth, partially offset by the adverse effect of seasonal inclement weather conditions at our larger Canadian operations.  The effect of this seasonality was lower staff utilization on projects and higher indirect expenses and, correspondingly, lower operating margin.

Technical Support Services

	Three Months Ended				Six Months Ended
	April 1,	April 3,	Change		April 1,	April 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$224,001	$200,642	$23,359	11.6%	$452,832	$423,947	$28,885	6.8%
Subcontractor costs	(78,852)	(75,259)	(3,593)	(4.8)	(161,826)	(171,304)	9,478	5.5
Revenue, net of subcontractor costs(1)	$145,149	$125,383	$19,766	15.8%	$291,006	$252,643	$38,363	15.2%

Operating income	$17,063	$13,458	$3,605	26.8%	$32,565	$29,247	$3,318	11.3%

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, both revenue and revenue, net of subcontractor costs, increased compared to the prior-year periods.  This growth was primarily driven by the expansion of international development services provided to the DoS.  Revenue and revenue, net of subcontractor costs, for these DoS activities increased $22.4 million and $20.0 million, respectively, for the three-month period, and $40.5 million and $35.6 million, respectively, for the six-month period.  The majority of the increase resulted from an acquisition completed in the fourth quarter of fiscal 2011.  Revenue, net of subcontractor costs, grew at a faster pace than revenue due to reduced workload on, and completion of, certain USAID and U.S. Environmental Protection Agency programs that had a high level of subcontracting activities in the prior-year periods.

For both periods, operating income increased partially due to revenue growth.  Additionally, for both prior-year periods, operating income was adversely impacted by $1.2 million of additional contract costs incurred on an international development program caused by project overruns.

Engineering and Architecture Services

	Three Months Ended				Six Months Ended
	April 1,	April 3,	Change		April 1,	April 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$79,788	$73,659	$6,129	8.3%	$161,422	$141,642	$19,780	14.0%
Subcontractor costs	(22,092)	(15,490)	(6,602)	(42.6)	(49,200)	(31,383)	(17,817)	(56.8)
Revenue, net of subcontractor costs(1)	$57,696	$58,169	$(473)	(0.8)%	$112,222	$110,259	$1,963	1.8%

Operating income	$5,413	$5,163	$250	4.8%	$9,817	$9,907	$(90)	(0.9)%

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and six-month periods, revenue growth was driven by demand for our building and facility design services from several large U.S. commercial clients.  Additionally, the growth resulted from increased workload on multiple international development projects and certain design-build projects for the U.S. federal government and U.S. state and local government clients. The growth was partially offset by reduced activity on certain infrastructure projects for U.S. state and local government clients. Revenue, net of subcontractor costs, slightly declined despite the revenue growth for the three-month period and grew at a slower pace than revenue for the six-month period, due primarily to increased subcontracting activities on several large design-build projects that transitioned into the construction phase during the first half of fiscal 2012.

For the three-month period, operating income increased due to revenue growth.  For the six-month period, operating income was flat despite the revenue growth.  Prior-year operating income benefited from a favorable $2.0 million net project settlement on a U.S. commercial infrastructure project in the first quarter of fiscal 2011.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	April 1,	April 3,	Change		April 1,	April 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$117,414	$134,921	$(17,507)	(13.0)%	$278,171	$279,485	$(1,314)	(0.5)%
Subcontractor costs	(52,448)	(67,202)	14,754	22.0	(124,529)	(150,294)	25,765	17.1
Revenue, net of subcontractor costs(1)	$64,966	$67,719	$(2,753)	(4.1)%	$153,642	$129,191	$24,451	18.9%

Operating income	$3,999	$1,801	$2,198	122.0%	$9,889	$4,912	$4,977	101.3%

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue declined for the three-month period and was flat for the six-month period compared to the prior-year periods.  For the three and six-month periods, we experienced a revenue decline of $40.0 million and $55.9 million, respectively, on DoD programs due to the wind-down of several large New Orleans hurricane protection and environmental remediation programs for USACE.  The overall decline was partially mitigated by revenue growth in the U.S. state and local government business due to increased work on several large infrastructure projects, and demand for our remediation and construction management services in the energy and mining markets.  For both periods, the revenue, net of subcontractor costs, trend was more favorable than the revenue trend due to the wind-down of the above-mentioned USACE programs that had higher subcontracting activities.

For both periods, operating income increased despite the revenue decline.  For the three and six-month periods of fiscal 2011, we recognized approximately $12 million and $15 million, respectively, of contract cost overruns on several fixed-price construction and energy projects.  For both prior-year periods, these losses were partially offset by a $10.6 million government performance-based incentive award fee on a large environmental remediation program with the DoD.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
	($ in thousands)

Net income attributable to Tetra Tech	$22,284	$17,500	$44,894	$39,801
Interest expense, net	1,453	1,471	2,763	2,776
Depreciation(1)	6,794	6,722	13,580	13,392
Amortization(1)	6,917	6,942	15,182	13,723
Income tax expense	11,769	9,704	23,848	19,970
EBITDA	$49,217	$42,339	$100,267	$89,662

Revenue	$624,345	$612,566	$1,306,972	$1,223,690
Subcontractor costs	(147,453)	(182,260)	(338,024)	(387,805)
Revenue, net of subcontractors costs	$476,892	$430,306	$968,948	$835,885

(1) The total of depreciation and amortization expenses varied slightly from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our cash balances, operating cash flow and available borrowing under our credit agreement (the “Credit Agreement”) will be sufficient to meet our capital requirements for at least the next 12 months.

Operating Activities.  For the six-month period, net cash provided by operating activities was $71.4 million, an increase of $28.7 million compared to the prior-year period.  The increase was driven by favorable changes in accounts payable, other liabilities, and prepaid expenses and other assets caused by the timing of payments to vendors and subcontractors.  Further, the increase resulted from additional advance payments from clients on contract work.  The overall increase was partially offset by a $16.1 million increase in income tax payments and less favorable changes in accounts receivable.

Investing Activities.  For the six-month period, net cash used in investing activities was $10.6 million, a decrease of $186.9 million compared to the prior-year period.  The decrease resulted primarily from reduced investments in acquisitions in the first half of fiscal 2012.

Financing Activities.  For the six-month period, net cash used in financing activities was $47.8 million, compared to net cash provided by financing activities of $24.4 million in the prior-year period.  In the first half of fiscal 2012, we had $38.8 million of net payments under our Credit Agreement, and $18.1 million of contingent earn-out payments related to prior-year acquisitions, which were initially accrued at the acquisition date.  These payments were partially offset by $8.9 million of net proceeds from exercise of stock options.  In the first half of fiscal 2011, we had $19.5 million of net borrowings and $5.4 million of net proceeds from exercise of stock options.

Debt Financing.  Under our Credit Agreement, our revolving credit facility (“Facility”) is a $460 million, five-year facility that matures on March 28, 2016.  The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At April 1, 2012, we had $107.0 million in borrowings under the Facility at a weighted-average interest rate of 2.17% per annum, and $29.2 million in standby letters of credit.  Of these amounts outstanding, we had $22.0 million in multicurrency borrowings and letters of credit under the Facility.  At April 1, 2012, we had $323.8 million of available credit under the Facility all of which could be borrowed without being in violation of our debt covenants.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post acquisition payments).  At April 1, 2012, we were in compliance with these covenants with a consolidated leverage ratio of 0.84x and a consolidated fixed charge coverage ratio of 2.08x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyze all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  At April 1, 2012, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.  For further discussion of our VIEs, see Note 12, “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies

Other critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.  To date, there have been no material changes to our critical accounting policies as reported in our 2011 Annual Report on Form 10-K.

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

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and six months ended April 1, 2012 and April 3, 2011, our foreign currency gains were immaterial.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first half of fiscal 2012 and 2011, 24.1% and 22.6% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first half of fiscal 2012, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was an increase in equity of $20.2 million compared to an increase in equity of $20.6 million in the first half of fiscal 2011.  These amounts were recognized as an adjustment to equity through other comprehensive income.

In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD.  In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matured on January 27, 2012.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million.  Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  For more information, see Note 11, “Other Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 1, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, ITC filed a lawsuit in Montgomery County, Ohio against AMT and other defendants for misappropriation of trade secrets, among other claims.  In June 2004, we purchased all the outstanding shares of AMT.  As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit.  In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC.  In addition, the jury awarded $17 million in punitive damages to ITC plus reasonable attorneys’ fees.  In July 2008, the Common Pleas Court of Montgomery County denied AMT’s motion for judgment notwithstanding the verdict and conditionally denied AMT’s motion for a new trial.  Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages.  ITC accepted the remittitur, and AMT appealed.  The appellate court remanded the matter to the trial court for ruling on ITC’s motion for prejudgment interest and attorneys’ fees.  In December 2009, the trial court awarded ITC $2.9 million in attorneys’ fees and costs, and denied ITC’s motion for prejudgment interest.  AMT appealed the trial court’s decision awarding compensatory and punitive damages, and attorneys’ fees and costs.  ITC cross-appealed the trial court’s decision to remit the jury verdict and the trial court’s denial of prejudgment interest.  On October 28, 2011, the court of appeals issued its decision and affirmed the trial court’s rulings.  ITC has filed a motion seeking additional attorneys’ fees which is pending.  In December 2011, AMT appealed the court of appeals decision to the Ohio Supreme Court which declined to accept the appeal.  At April 1, 2012, we recorded a liability for the full amount of the judgment, including all post-judgment interest, in the amount of $14.4 million.  Further, we recorded a receivable from the former owners of AMT in the same amount as a result of their indemnification obligations.  On April 5, 2012, AMT paid the judgment in the amount of $14.4 million, including all post-judgment interest, in full.  The former owners of AMT honored their indemnification agreement and reimbursed us in full for the amount paid in satisfaction of the judgment.

On April 17, 2012, Quebec authorities charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $7 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  The charges are known in general, but the specific facts underlying the charges will not be known before the court appearance scheduled for June 19, 2012.  Pleas will be entered on June 19, 2012; however, no formal hearing is expected before mid-2013.  We are conducting an internal investigation concerning this matter.  The financial impact to us is unknown at this time.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, delays and uncertainties related to federal budgets.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2011 and the first half of fiscal 2012, our business, financial condition and results of operations may be materially and adversely affected.

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

In the second quarter of 2012, we generated 22.8% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

The August 2011 federal debt ceiling legislation and delayed action by the U.S. federal government could reduce government demand for the services we provide.

Congressional negotiations during July and August 2011 leading to the debt ceiling legislation and related concerns regarding the ability of government to address critical economic issues, together with the announcement by Standard & Poor’s of the downgrading of its rating on U.S. sovereign debt, resulted in significant and continuing financial market and economic disruptions. On August 2, 2011, federal legislation increasing the federal debt ceiling included significant reductions in spending, a substantial portion of which is related to defense spending.  Future levels of expenditures and authorizations for defense-related or other federal programs may decrease, remain constant or shift to other programs in areas in which we do not currently provide services.  Any significant reduction in U.S. federal government expenditures could have a material adverse effect on our results of operations and financial condition.

We derive a majority of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the second quarter of 2012, we generated 52.4% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 40.5% of our revenue for the second quarter of fiscal 2012 from the following agencies: 15.7% from DoD agencies, 9.6% from USAID and 15.2% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

U.S. government contracts are awarded through a regulated procurement process.  The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued.  The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  The U.S. federal government has also increased its use of IDIQ contracts in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, the U.S. federal government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements.  These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities.  For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  At April 1, 2012, our goodwill was $584.1 million and other intangible assets were $68.9 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at April 1, 2012 was $2.0 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

In the second quarter of 2012, we generated 24.8% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

•	Lack of developed legal systems to enforce contractual rights;

•	Greater risk of uncollectible accounts and longer collection cycles;

•	Currency fluctuations;

•	The potential for greater physical security risks, which may cause us to leave a country quickly;

•	Logistical and communication challenges;

•	Potentially adverse changes in laws and regulatory practices;

•	Changes in labor conditions; and

•	General economic, political and financial conditions in foreign markets.

In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our internal policies mandate compliance with these anti-corruption laws. We operate in certain parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices.  Despite our training and compliance programs, we cannot be certain that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents.  Our continued expansion outside the U.S. could increase the risk of such violations in the future.  Violations of these laws, or allegations of such violations, could significantly reduce our profits and revenue and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting.  As a result, our international risk exposure may be more or less than the percentage of revenue attributed to our international operations.

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2012	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Vice President, Controller
(Principal Accounting Officer)