Form 10-Q
period 2012-07-01
TETRA TECH INC
filed 2012-08-03
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Yes  ☐   No  ☒

As of July 30, 2012 63,652,062 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.            Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	July 1, 2012	October 2, 2011
CURRENT ASSETS:
Cash and cash equivalents	$140,665	$90,494
Accounts receivable – net	697,210	657,179
Prepaid expenses and other current assets	49,060	84,612
Income taxes receivable	11,827	6,817
Total current assets	898,762	839,102

PROPERTY AND EQUIPMENT – NET	76,531	77,536
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,255	3,454
GOODWILL	627,181	569,414
INTANGIBLE ASSETS – NET	80,489	81,053
OTHER ASSETS	23,401	23,429

TOTAL ASSETS	$1,709,619	$1,593,988

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$165,481	$164,819
Accrued compensation	122,382	110,937
Billings in excess of costs on uncompleted contracts	94,659	84,754
Deferred income taxes	20,490	22,870
Current portion of long-term debt	2,253	2,556
Estimated contingent earn-out liabilities	48,293	64,119
Other current liabilities	76,864	81,654
Total current liabilities	530,422	531,709

DEFERRED INCOME TAXES	24,542	25,394
LONG-TERM DEBT	140,539	144,868
OTHER LONG-TERM LIABILITIES	45,963	36,767

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at July 1, 2012, and October 2, 2011	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 63,571 and 62,495 shares at July 1, 2012, and October 2, 2011, respectively	636	625
Additional paid-in capital	425,178	399,420
Accumulated other comprehensive income	17,693	4,754
Retained earnings	523,874	449,926
Tetra Tech stockholders’ equity	967,381	854,725
Noncontrolling interests	772	525
TOTAL EQUITY	968,153	855,250

TOTAL LIABILITIES AND EQUITY	$1,709,619	$1,593,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Revenue	$684,698	$673,792	$1,991,670	$1,897,482
Subcontractor costs	(167,832)	(193,288)	(505,855)	(581,093)
Other costs of revenue	(419,140)	(395,630)	(1,215,391)	(1,076,788)
Selling, general and administrative expenses	(51,465)	(45,466)	(152,528)	(136,612)
Operating income	46,261	39,408	117,896	102,989

Interest expense - net	(1,419)	(1,703)	(4,182)	(4,478)
Income before income tax expense	44,842	37,705	113,714	98,511

Income tax expense	(15,674)	(12,957)	(39,522)	(32,928)

Net income including noncontrolling interests	29,168	24,748	74,192	65,583

Net income attributable to noncontrolling interests	(114)	(909)	(244)	(1,944)

Net income attributable to Tetra Tech	$29,054	$23,839	$73,948	$63,639

Earnings per share attributable to Tetra Tech:
Basic	$0.46	$0.38	$1.17	$1.03
Diluted	$0.45	$0.38	$1.16	$1.01

Weighted-average common shares outstanding:
Basic	63,387	62,203	63,054	61,967
Diluted	64,179	62,934	63,752	62,745

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 1, 2012	July 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$74,192	$65,583

Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	42,203	41,562
Loss on settlement of foreign currency forward contract	286	293
Equity in earnings of unconsolidated joint ventures	(2,369)	(3,440)
Distributions of earnings from unconsolidated joint ventures	2,812	3,882
Stock-based compensation	8,193	7,807
Excess tax benefits from stock-based compensation	(283)	(104)
Deferred income taxes	(3,896)	(5,535)
Provision for doubtful accounts	2,115	2,557
Exchange gain	(64)	(425)
Gain on disposal of property and equipment	(157)	(310)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,037)	(28,211)
Prepaid expenses and other assets	27,561	(10,521)
Accounts payable	(2,584)	(12,741)
Accrued compensation	9,974	25,615
Billings in excess of costs on uncompleted contracts	6,032	(2,632)
Other liabilities	1,438	6,799
Income taxes receivable/payable	(3,215)	8,220
Net cash provided by operating activities	128,201	98,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,906)	(13,582)
Payments for business acquisitions, net of cash acquired	(52,226)	(206,066)
Payment in settlement of foreign currency forward contract	(4,192)	(4,216)
Receipt in settlement of foreign currency forward contract	3,906	3,923
Investments in unconsolidated joint ventures	(586)	(530)
Proceeds from sale of property and equipment	701	676
Net cash used in investing activities	(67,303)	(219,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(60,222)	(42,641)
Proceeds from borrowings	52,849	34,063
Payments of earn-out liabilities	(18,055)	–
Distributions paid to noncontrolling interests	–	(1,507)
Excess tax benefits from stock-based compensation	283	104
Net proceeds from issuance of common stock	12,885	8,012
Net cash used in financing activities	(12,260)	(1,969)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,533	798

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,171	(122,567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,494	220,933
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,665	$98,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,143	$3,047
Income taxes, net of refunds received	$45,670	$29,158

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

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12, “Joint Ventures” for further discussion).  Certain prior year amounts for Tetra Tech, Inc. and its reportable segments have been revised to conform to the current year presentation.  These revisions include reclassification of $2.5 million and $6.7 million of expenses that were previously reported in “Other costs of revenue” to be part of “Selling, general and administrative (“SG&A”) expenses” for the three and nine-month periods of fiscal 2011, respectively.  In the first quarter of fiscal 2012, we re-aligned certain operating activities in our reportable segments to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics (see Note 9, “Reportable Segments” for further discussion).  For the three and nine months ended July 1, 2012, “Interest expense – net” on the condensed consolidated statements of income includes $0.2 million and $0.6 million in interest income compared to $0.2 million and $0.5 million for the same periods last year, respectively.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	July 1, 2012	October 2, 2011
	(in thousands)

Billed	$355,556	$364,779
Unbilled	360,335	309,091
Contract retentions	15,439	15,553
Total accounts receivable – gross	731,330	689,423

Allowance for doubtful accounts	(34,120)	(32,244)
Total accounts receivable – net	$697,210	$657,179

Current billings in excess of costs on uncompleted contracts	$94,659	$84,754
Non-current billings in excess of costs on uncompleted contracts	4,267	5,832
Total billings in excess of costs on uncompleted contracts	$98,926	$90,586

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at July 1, 2012 are expected to be billed and collected within 12 months.  Unbilled accounts receivable at July 1, 2012 and October 2, 2011 include approximately $25 million and $16 million, respectively, related to claims, and requests for equitable adjustment on contracts that provide for price redetermination primarily with the U.S. federal government agencies.  These amounts are management’s estimate of the most probable amount to be realized upon the conclusion of the claims settlement process.  We regularly evaluate these claim amounts and record appropriate charges to operating earnings when collection is not deemed to be probable.  No material losses were recognized related to the collectability of claims during the third quarter and first nine months of fiscal 2012 and 2011.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may take several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.  The non-current billings in excess of costs on uncompleted contracts were reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.

Billed accounts receivable related to U.S. federal government contracts were $77.2 million and $88.5 million at July 1, 2012 and October 2, 2011, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $111.2 million and $102.7 million at July 1, 2012 and October 2, 2011, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at July 1, 2012 and October 2, 2011.

3.                                      Mergers and Acquisitions

In fiscal 2012, we made acquisitions that enhanced our service offerings and expanded our geographic presence in our Engineering and Consulting Services (“ECS”) and Technical Support Services (“TSS”) segments.  The aggregate fair value of the purchase price for these acquisitions was approximately $65 million.  Of this amount, $19 million of estimated contingent earn-outs as of the respective acquisition dates was recorded as a liability on our condensed consolidated balance sheet at July 1, 2012.  Goodwill additions resulting from business combinations are largely attributable to the existing workforce of the acquired companies and synergies expected to arise after the acquisitions.  No pro forma results are presented for the respective interim periods as the effect of these acquisitions was not considered material, individually or in aggregate, to our condensed consolidated financial statements.

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

In fiscal 2011, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments.  The aggregate fair value of the purchase price for these acquisitions was approximately $100 million.  For fiscal 2011 acquisitions, the fair value purchase price included estimated contingent earn-out liabilities as of the respective acquisition dates in the aggregate amount of $58.5 million.

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as “Contingent earn-out liabilities” when the related operating income thresholds have been achieved, and a corresponding increase in goodwill is recorded.  These contingent earn-out payments are reflected as cash flows used in investing activities on the condensed consolidated statements of cash flows in the period paid.  At July 1, 2012, there was a maximum of $6.0 million for contingent consideration related to acquisitions completed prior to fiscal 2010 that will be recorded as an addition to goodwill if earned.

For acquisitions consummated in or after fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Estimated contingent earn-out liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

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

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation.  At July 1, 2012, there was a maximum of $80.5 million for contingent consideration outstanding related to acquisitions completed in or after fiscal 2010.  We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense and did not have a material impact on earnings in the first nine months of fiscal 2012 or 2011.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income, and resulted in gains of $1.7 million and $2.0 million for the third quarter and first nine months of fiscal 2012, respectively, compared to gains of $1.1 million and $1.6 million, respectively, for the same periods in fiscal 2011.

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

The aggregate current estimated earn-out liabilities of $48.3 million and $64.1 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $19.0 million and $11.0 million are reported in “Other long-term liabilities” on the condensed consolidated balance sheets at July 1, 2012 and October 2, 2011, respectively.  In the first nine months of fiscal 2012, $30.4 million of earn-outs were paid to former shareholders.  Of this amount, we reported $18.1 million as cash used in financing activities, $0.6 million as cash used in operating activities and $11.7 million as cash used in investing activities.  In the first nine months of fiscal 2011, $21.8 million of earn-outs were paid to former shareholders, all of which was reported as cash used in investing activities.

4.                                      Goodwill and Intangibles

The following table summarizes the changes in the carrying value of goodwill:

	Engineering and Consulting Services	Technical Support Services	Engineering and Architecture Services(4)	Remediation and Construction Management	Total
	(in thousands)

Balance at October 2, 2011	$405,678	$82,091	$17,710	$63,935	$569,414
Inter-segment transfers(1)	(29,338)	45,435	–	(16,097)	–
Goodwill additions	5,283	31,201	–	1,945	38,429
Currency translation adjustments(2)	9,511	–	–	–	9,511
Goodwill adjustments(3)	9,792	35	–	–	9,827
Balance at July 1, 2012	$400,926	$158,762	$17,710	$49,783	$627,181

(1)              Transfers resulted from a realignment of certain operating activities in our reportable segments (See Note 9, “Reportable Segments” for more information).

(2)              Currency translation adjustments relate to our foreign subsidiaries with functional currencies different than our reporting currency.

(3)                Adjustments resulted from contingent earn-out payments related to acquisitions completed prior to fiscal 2010.

(4)              Gross amount of goodwill for the Engineering and Architecture Services segment was $122.7 million for both July 1, 2012, and October 2, 2011.  For both periods, accumulated impairment losses for this segment were $105 million,  reflecting impairment charges in fiscal 2005.  There were no impairment losses in the other reportable segments.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	July 1, 2012			October 2, 2011
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.5	$5,365	$(4,331)	$5,175	$(3,430)
Client relations	5.8	97,364	(27,533)	81,619	(17,951)
Backlog	1.3	59,116	(51,421)	52,938	(39,452)
Technology and trade names	3.9	2,949	(1,020)	2,684	(530)
Total		$164,794	$(84,305)	$142,416	$(61,363)

In the first nine months of fiscal 2012, the increases in gross amounts are attributable to the fiscal 2012 acquisitions described in Note 3, “Mergers and Acquisitions” and, to a lesser extent, foreign currency translation adjustments.  Amortization expense for these intangible assets for the three and nine months ended July 1, 2012 was $6.9 million and $22.1 million, respectively, compared to $7.0 million and $20.7 million for the same periods last year.  Estimated amortization expense for the remainder of fiscal 2012 and succeeding years is as follows:

Amount
(in thousands)

2012	$7,470
2013	17,554
2014	14,016
2015	12,975
2016	11,400
Beyond	17,074
Total	$80,489

5.                                      Property and Equipment - Net

Property and equipment consisted of the following:

	July 1, 2012	October 2, 2011
	(in thousands)

Land and buildings	$11,681	$11,729
Equipment, furniture and fixtures	173,911	160,644
Leasehold improvements	25,494	23,304
	211,086	195,677
Accumulated depreciation	(134,555)	(118,141)
Property and equipment at cost, net	$76,531	$77,536

For the three and nine months ended July 1, 2012, the depreciation expense related to property and equipment, including assets under capital leases, was $6.1 million and $19.7 million, respectively, compared to $7.0 million and $20.4 million for the same periods last year.

6.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the awards vest.  For the three and nine months ended July 1, 2012, stock-based compensation expense was $2.5 million and $8.2 million, respectively, compared to $2.5 million and $7.8 million for the same periods last year.  The majority of these amounts was included in SG&A expenses in our condensed consolidated statements of income.  No equity awards were granted in the third quarter of fiscal 2012.  For the nine months ended July 1, 2012, we granted 458,249 stock options with exercise prices of $22.53 - $25.27 per share and an estimated weighted-average fair value of $8.10 per share.  In addition, we awarded 105,567 shares of restricted stock in the first quarter of fiscal 2012 to our directors and executive officers at the fair value of $22.53 per share on the award date.  All of these restricted shares are performance-based and vest over a three-year period.  The number of restricted shares that ultimately vest is based on the growth in our diluted earnings per share.  In the first quarter of fiscal 2012, we also awarded 181,348 restricted stock units (“RSUs”) to our employees at the fair value of $22.53 per share on the award date.  All of the RSUs have time-based vesting over a four-year period.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$29,054	$23,839	$73,948	$63,639

Weighted-average common shares outstanding – basic	63,387	62,203	63,054	61,967
Effect of dilutive stock options and unvested restricted stock	792	731	698	778
Weighted-average common stock outstanding – diluted	64,179	62,934	63,752	62,745

Earnings per share attributable to Tetra Tech:
Basic	$0.46	$0.38	$1.17	$1.03
Diluted	$0.45	$0.38	$1.16	$1.01

For the three and nine months ended July 1, 2012, 2.1 million and 2.9 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 2.9 million and 2.7 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

8.                                      Income Taxes

The effective income tax rate for the first nine months of fiscal 2012 was 34.8% compared to 33.4% for the same period last year.  In the first quarter of fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was signed into law, including a retroactive extension of federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2010 through December 31, 2011.  As a result of the retroactive extension, a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 was included in our first quarter of fiscal 2011 tax expense, resulting in a lower effective tax rate in fiscal 2011.  With the expiration of federal R&E credits on December 31, 2011, we have not estimated a benefit from these credits beyond the expiration date.  Should the R&E credits provision be retroactively extended, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

9.                                      Reportable Segments

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments.  This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions.  These new activities are not regularly reviewed by our Chief Operating Decision Maker (“CODM”) to assess performance or make decisions about the resources to be allocated to them and do not individually meet the definition of a reportable operating segment.  The changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics.  Prior year amounts have been reclassified to conform to the current year presentation.

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

The following tables present certain financial information for our reportable segments:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)

Revenue
ECS	$263,666	$242,958	$760,815	$674,306
TSS	234,390	216,452	687,222	640,399
EAS	82,078	77,983	243,500	219,625
RCM	153,860	170,137	432,032	449,622
Elimination of inter-segment revenue	(49,296)	(33,738)	(131,899)	(86,470)
Total revenue	$684,698	$673,792	$1,991,670	$1,897,482

Operating Income
ECS	$24,484	$23,456	$61,998	$59,528
TSS	17,810	14,361	50,375	43,608
EAS	5,488	6,491	15,305	16,399
RCM	6,184	2,803	16,073	7,714
Corporate(1)	(7,705)	(7,703)	(25,855)	(24,260)
Total operating income	$46,261	$39,408	$117,896	$102,989

(1) Corporate includes amortization of intangibles and other costs not allocable to segments.

	July 1, 2012	October 2, 2011
	(in thousands)

Total Assets
ECS	$861,846	$767,347
TSS	573,423	505,198
EAS	120,445	111,555
RCM	322,687	296,361
Assets not allocated to segments and intercompany eliminations(1)	(168,782)	(86,473)
Total assets	$1,709,619	$1,593,988

(1) Assets not allocated to segments include goodwill, intangible assets, deferred income taxes, and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  Each of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Client Sector
International(1)	$170,055	$156,759	$484,767	$433,339
U.S. commercial	183,601	157,103	503,469	404,310
U.S. federal government(2)	245,050	284,144	769,167	852,175
U.S. state and local government	85,992	75,786	234,267	207,658
Total	$684,698	$673,792	$1,991,670	$1,897,482

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

10.                               Comprehensive Income

Comprehensive income is comprised of net income, translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities.  The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)

Net income including noncontrolling interests	$29,168	$24,748	$74,192	$65,583
Other comprehensive income:
Foreign currency translation adjustment	(7,199)	1,947	12,986	22,532
Foreign currency hedge	170	5	(44)	(320)
Comprehensive income including noncontrolling interests	22,139	26,700	87,134	87,795

Net income attributable to noncontrolling interest	(114)	(909)	(244)	(1,944)
Foreign currency translation adjustment	11	(68)	(3)	(815)
Comprehensive income attributable to noncontrolling interests	(103)	(977)	(247)	(2,759)

Comprehensive income attributable to Tetra Tech	$22,036	$25,723	$86,887	$85,036

11.                               Other Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matured on January 27, 2012.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million.  Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the three and nine-month periods of fiscal 2012 and 2011.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement as described in Note 3, “Mergers and Acquisitions”).  The carrying value of our long-term debt approximates fair value at July 1, 2012 and October 2, 2011.

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

A majority of our joint ventures were unconsolidated VIEs because we were not the primary beneficiary of those joint ventures.  In some cases, we consolidated VIEs because we were the primary beneficiary of those joint ventures.  In the first nine months of fiscal 2012, there were no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE.  Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Other costs of revenue” in our condensed consolidated statements of income.  For the three and nine months ended July 1, 2012, we reported $0.8 million and $2.4 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $1.0 million and $3.4 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments.  Future funding commitments for the unconsolidated VIEs are immaterial.  For consolidated joint ventures, the assets are restricted for use only by those joint ventures and are not available for our general operations.  Our consolidated and unconsolidated joint ventures are each, individually and in aggregate, immaterial to our condensed consolidated financial statements.

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

On April 17, 2012, Quebec authorities charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $7 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  The charges are known in general, but we anticipate that additional specific facts underlying the charges will be disclosed at the next court hearing in this matter, currently scheduled for October 10, 2012.  We are conducting an internal investigation concerning this matter.  The financial impact to us is unknown at this time.

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

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We adopted this guidance on October 3, 2011; however, no business combinations completed in fiscal 2012 were considered material, individually or in aggregate, to our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The new accounting guidance is effective for fiscal years beginning after December 15, 2010.  We adopted the disclosures on October 3, 2011 and it did not have an impact on our consolidated financial statements.

In May 2011, the FASB issued updated guidance to improve comparability of fair value measurements between GAAP and International Financial Reporting Standards.  This update amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is not permitted.  We adopted the updated guidance in the second quarter of fiscal 2012.

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

In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The updated guidance is effective for us in fiscal year 2013.  Early adoption is permitted; however, we have not yet adopted it.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of GAAP and financial statements prepared on the basis of International Financial Reporting Standards. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective application required.  We will adopt the updated guidance in the first quarter of fiscal 2014 and are evaluating the impact on our consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, construction management and technical services that focuses on supporting the global fundamental needs for water, the environment, energy, infrastructure and natural resources.  We are a full-service company that leads with science.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.  We focus on both organic and acquisitive growth to expand our geographic reach, diversify our client base, and increase the breadth and depth of our service offerings to address existing and emerging markets.  We currently have over 13,000 employees worldwide, located primarily in North America.

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

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Client Sector
International(1)	24.8%	23.3%	24.3%	22.8%
U.S. commercial	26.8	23.3	25.3	21.3
U.S. federal government(2)	35.8	42.2	38.6	45.0
U.S. state and local government	12.6	11.2	11.8	10.9
Total	100.0%	100.0%	100.0%	100.0%

(1)              Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)              Includes revenue generated under U.S. government contracts performed outside the United States.

In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments.  This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions.  These activities are not regularly reviewed by our CODM to assess performance or make decisions about the resources to be allocated to them and do not individually meet the definition of a reportable operating segment.  The changes are intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics.  Prior year amounts have been reclassified to conform to the current year presentation.

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

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Reportable Segment
ECS	38.5%	36.1%	38.2%	35.5%
TSS	34.2	32.1	34.5	33.8
EAS	12.0	11.6	12.2	11.6
RCM	22.5	25.2	21.7	23.7
Inter-segment elimination	(7.2)	(5.0)	(6.6)	(4.6)
Total	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Contract Type
Fixed-price	38.8%	43.2%	39.2%	39.4%
Time-and-materials	42.9	37.0	41.3	38.4
Cost-plus	18.3	19.8	19.5	22.2
Total	100.0%	100.0%	100.0%	100.0%

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur.  Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses.  Under cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based.  Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors and material suppliers.  A majority of our contract revenue and contract costs are recorded using the percentage-of-completion (cost-to-cost) method.  Under this method, revenue is recognized in the ratio of contract costs incurred compared to total estimated contract costs.  Revenue and profit on these contracts are subject to revision throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known.  Losses on contracts are recorded in full as they are identified.

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions cause some of our offices to close temporarily or hamper our project field work, particularly in the ECS and RCM segments.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

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

In both fiscal 2012 and 2011, we made acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments.  The largest of these acquisitions was BPR, which was completed in the first quarter of fiscal 2011.  BPR is a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects.  This acquisition further expanded our geographic presence in eastern Canada, and enabled us to provide clients with additional services throughout Canada.  BPR is part of the ECS segment.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first nine months of fiscal 2012 or 2011.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  Through the third quarter of fiscal 2012, our business grew compared to the prior year.  We continued to focus on organic growth and the pursuit of strategic acquisitions that are expected to enhance our service offerings and expand our geographic presence.  Our revenue growth resulted primarily from industrial, energy and environmental management projects for large multi-national companies. The growth was also driven by global demand for our water, environmental and infrastructure design services in Canada, Australia and South America, primarily for mining and other commodity-driven businesses.  Our overall results were tempered by reduced revenue from our U.S. federal government programs that have slowed in the current year.  We foresee the continuation of demand in our U.S. commercial and international markets.  We expect the overall U.S. government markets to remain stable as the growth in our U.S. state and local government business is expected to offset the U.S. federal government decline.  As such, we expect that our revenue will grow moderately in fiscal 2012 compared to fiscal 2011 due to anticipated growth in our business and contributions from our international activities.

International.  For the first nine months of fiscal 2012, our international business grew 11.9% compared to the year-ago period.  The growth was driven by demand for our water, environmental and infrastructure design services globally, primarily from mining and other commodity-driven clients.  We expect that our international business will continue its strong growth during the remainder of fiscal 2012 as a result of our continued expansion in Canada, our recent expansion into Australia and South America, and demand for our services from broad-based clients worldwide.

U.S. Commercial.  For the first nine months of fiscal 2012, our U.S. commercial business grew 24.5% compared to the year-ago period.  The growth was broad-based with increased revenue from industrial, energy and environmental management projects for large multi-national companies.  Many of our largest U.S. commercial clients are experiencing higher environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis.  Therefore, although we expect some economic weakness may continue in certain sectors of our U.S. commercial business, we are cautiously optimistic regarding the growth in this business due to increased spending by our largest U.S. commercial clients.  As such, we expect that our U.S. commercial business will continue its growth during the remainder of fiscal 2012.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown in the remainder of fiscal 2012, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  For the first nine months of fiscal 2012, our U.S. federal government business declined 9.7% compared to the year-ago period.  This decline resulted primarily from lower revenue on U.S Department of Defense (“DoD”) programs, principally from the wind-down of several large New Orleans hurricane protection and environmental remediation programs for U.S. Army Corps of Engineers (“USACE”).  The decline was partially offset by revenue growth from international development services for the U.S. Department of State (“DoS”) and from our front-end water, environmental, and infrastructure engineering and design services for other federal agencies.  These agencies include the General Services Administration and the Federal Aviation Administration.  During periods of economic volatility, our U.S. federal government client has historically been the most stable and predictable.  However, due to U.S. federal budget uncertainties, we remain cautious.

U.S. State and Local Government.  For the first nine months of fiscal 2012, our U.S. state and local government business increased 12.8% compared to the year-ago period.  The growth was driven by increased revenue from essential programs.  Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will generally progress despite budget pressures as demonstrated by the growth in the first nine months of fiscal 2012.  Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its current growth level for the remainder of fiscal 2012 compared to fiscal 2011 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$684,698	$673,792	$10,906	1.6%	$1,991,670	$1,897,482	$94,188	5.0%
Subcontractor costs	(167,832)	(193,288)	25,456	13.2	(505,855)	(581,093)	75,238	12.9
Revenue, net of subcontractor costs(1)	516,866	480,504	36,362	7.6	1,485,815	1,316,389	169,426	12.9
Other costs of revenue	(419,140)	(395,630)	(23,510)	(5.9)	(1,215,391)	(1,076,788)	(138,603)	(12.9)
Selling, general and administrative expenses	(51,465)	(45,466)	(5,999)	(13.2)	(152,528)	(136,612)	(15,916)	(11.7)
Operating income	46,261	39,408	6,853	17.4	117,896	102,989	14,907	14.5
Interest expense - net	(1,419)	(1,703)	284	16.7	(4,182)	(4,478)	296	6.6
Income before income tax expense	44,842	37,705	7,137	18.9	113,714	98,511	15,203	15.4
Income tax expense	(15,674)	(12,957)	(2,717)	(21.0)	(39,522)	(32,928)	(6,594)	(20.0)
Net income including noncontrolling interests	29,168	24,748	4,420	17.9	74,192	65,583	8,609	13.1
Net income attributable to noncontrolling interests	(114)	(909)	795	87.5	(244)	(1,944)	1,700	87.4
Net income attributable to Tetra Tech	$29,054	$23,839	$5,215	21.9%	$73,948	$63,639	$10,309	16.2%

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

Revenue and revenue, net of subcontractor costs, increased $10.9 million and $36.4 million, respectively, during the third quarter of fiscal 2012 compared to the prior-year period.  On a year-to-date basis, revenue and revenue, net of subcontractor costs, increased $94.2 million and $169.4 million, respectively, compared to the prior-year period.  Our revenue growth was driven by strong results in our U.S. commercial business, continued expansion of our international business, and contributions from acquisitions completed during fiscal 2012 and 2011.  The revenue increase in our U.S. state and local government market also contributed to the overall revenue growth, which was partially offset by a revenue decline in our U.S. federal government business.

Revenue and revenue, net of subcontractor costs, for our U.S. commercial business increased $26.5 million and $18.3 million, respectively, during the third quarter of fiscal 2012 compared to the prior-year period.  On a year-to-date basis, U.S. commercial revenue and revenue, net of subcontractor costs, increased $99.2 million and $56.6 million, respectively, compared to the prior-year period.  The U.S. commercial growth was experienced across all of our reportable segments and was primarily attributable to increased revenue from industrial, energy and environmental management projects for large multi-national companies.

Revenue and revenue, net of subcontractor costs, for our international business increased $13.3 million and $12.8 million, respectively, during the third quarter of fiscal 2012 compared to the prior-year period.  For the first nine months of fiscal 2012, international revenue and revenue, net of subcontractor costs, increased by $51.4 million and $82.7 million, respectively, compared to the prior-year period.  The growth was driven by increased activity on our water, environmental and infrastructure design projects in Canada, Australia and South America, primarily for mining and other commodity-driven businesses.

Revenue and revenue, net of subcontractor costs, for the third quarter of fiscal 2012 include contributions from acquisitions totaling $33.9 million and $31.0 million, respectively.  On a year-to-date basis, revenue and revenue, net of subcontractor costs, include acquisition-related contributions totaling $102.9 million and $93.9 million, respectively.

Our overall revenue growth was partially offset by lower revenue and revenue, net of subcontractor costs, on DoD programs totaling $44.5 million and $14.9 million for the three-month period, and $112.6 million and $40.1 million for the nine-month period, respectively, compared to the prior-year periods.  This reduction resulted primarily from the wind-down of several large New Orleans hurricane protection and environmental remediation programs for USACE.  These programs had high levels of subcontracting activities and, accordingly, revenue, net of subcontractor costs, grew at a faster pace than revenue for both periods.

The increases in operating income for the third quarter and first nine months of fiscal 2012 were largely due to revenue growth.  The prior-year operating income reflected additional contract costs incurred for project overruns of $2.2 million for the third quarter and $18.2 million for the first nine months of fiscal 2011 on several fixed-priced construction management projects in the RCM segment, and on an international development program in the TSS segment.  For the nine-month period, these prior-year items were partially mitigated by a $10.6 million government performance-based incentive award fee on a large environmental remediation program in the RCM segment and a $2.0 million net favorable project settlement in the EAS segment.  The overall growth in operating income was partially offset by $6.0 million and $15.9 million increases in SG&A expenses for the three and nine-month periods, respectively.  Newly acquired entities contributed $0.9 million and $3.6 million of additional SG&A expenses in the three and nine-month periods of fiscal 2012, respectively.  The remaining increases in SG&A costs were primarily due to expanded business development efforts and increased risk management and other costs to support our international expansion.  Further, we recorded an additional $1.3 million of amortization expense for intangible assets related to our recent acquisitions in the first nine months of fiscal 2012 compared to the prior-year period.  Amortization expense for the third quarter of fiscal 2012 and 2011 was substantially the same.

For both periods in fiscal 2012, income tax expense increased as a result of higher pre-tax income.  For the nine-month period, our effective tax rate was 34.8% compared to 33.4% for the prior-year period.  The prior-year tax rate benefitted from the extension of R&E credits.  There was a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 that was recorded in the first quarter of fiscal 2011. With the expiration of the R&E credits on December 31, 2011, we have not estimated a benefit from these credits beyond the expiration date.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Nine Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$263,666	$242,958	$20,708	8.5%	$760,815	$674,306	$86,509	12.8%
Subcontractor costs	(39,900)	(30,182)	(9,718)	(32.2)	(124,971)	(117,739)	(7,232)	(6.1)
Revenue, net of subcontractor costs(1)	$223,766	$212,776	$10,990	5.2	$635,844	$556,567	$79,277	14.2

Operating income	$24,484	$23,456	$1,028	4.4	$61,998	$59,528	$2,470	4.1

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, grew $20.7 million and $11.0 million for the three-month period, and $86.5 million and $79.3 million for the nine-month period, respectively.  The growth was primarily driven by demand for our water, environmental and infrastructure design services globally, and our continued expansion internationally into Canada, Australia and South America.  Recent acquisitions contributed $9.0 million and $8.7 million in revenue and revenue, net of subcontractor costs, respectively, for the three-month period, and $36.9 million and $35.3 million for the nine-month period, respectively.  For both periods, operating income increased primarily due to the growth in revenue, net of subcontractor costs.  On a year-do-date basis, the operating income increase was partially offset by the effect of seasonal inclement weather conditions at our larger Canadian operations during the first half of fiscal 2012.  The seasonality resulted in lower staff utilization on projects and higher indirect expenses, and, correspondingly, lower operating margin.

Technical Support Services

	Three Months Ended				Nine Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$234,390	$216,452	$17,938	8.3%	$687,222	$640,399	$46,823	7.3%
Subcontractor costs	(84,134)	(91,220)	7,086	7.8	(245,959)	(262,524)	16,565	6.3
Revenue, net of subcontractor costs(1)	$150,256	$125,232	$25,024	20.0	$441,263	$377,875	$63,388	16.8

Operating income	$17,810	$14,361	$3,449	24.0	$50,375	$43,608	$6,767	15.5

(1) Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, both revenue and revenue, net of subcontractor costs, increased compared to the prior-year periods.  This growth was primarily driven by the expansion of international development services provided to the DoS.  Revenue and revenue, net of subcontractor costs, from DoS services increased $21.3 million and $18.7 million, respectively, for the three-month period, and $61.8 million and $54.3 million, respectively, for the nine-month period.  Virtually all of the increase in DoS revenue resulted from an acquisition completed in the fourth quarter of fiscal 2011.    Revenue, net of subcontractor costs, grew at a faster pace than revenue due to reduced workload on, and completion of, certain USAID and U.S. Environmental Protection Agency programs that had a high level of subcontracting activities in the prior-year periods.  For both periods, operating income increased primarily due to increased revenue, net of subcontractor costs.  Additionally, for the prior-year nine-month period, operating income was adversely impacted by $1.2 million of additional contract costs incurred during the first half of fiscal 2011 on an international development program caused by cost overruns.

Engineering and Architecture Services

	Three Months Ended				Nine Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)

Revenue	$82,078	$77,983	$4,095	5.3%	$243,500	$219,625	$23,875	10.9%
Subcontractor costs	(26,878)	(20,748)	(6,130)	(29.5)	(76,078)	(52,131)	(23,947)	(45.9)
Revenue, net of subcontractor costs(1)	$55,200	$57,235	$(2,035)	(3.6)	$167,422	$167,494	$(72)	0.0

Operating income	$5,488	$6,491	$(1,003)	(15.5)	$15,305	$16,399	$(1,094)	(6.7)

(1)                  Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

For the three and nine-month periods, revenue growth was driven by demand for our building and facility design services from several large U.S. commercial clients.  Additionally, the growth resulted from increased workload on multiple international development projects and certain design-build projects for the U.S. federal government and U.S. state and local government clients.  The growth was partially offset by reduced activity on certain infrastructure projects for U.S. state and local government clients.  Despite the revenue growth for both periods, revenue, net of subcontractor costs, slightly declined for the three-month period and was flat for the nine-month period due primarily to increased subcontracting activities on several large design-build projects that transitioned into the construction management phase during fiscal 2012.  For the three-month period, operating income declined compared to the prior-year period due to lower revenue, net of subcontractor costs.  For both periods, operating income reflected increased spending on business development activities.  Additionally, for the nine-month period, prior-year operating income benefitted from a favorable $2.0 million net project settlement on a U.S. commercial infrastructure project in the first quarter of fiscal 2011.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	July 1,	July 3,	Change		July 1,	July 3,	Change
	2012	2011	$	%	2012	2011	$	%
	($ in thousands)
Revenue	$153,860	$170,137	$(16,277)	(9.6)%	$432,032	$449,622	$(17,590)	(3.9)%
Subcontractor costs	(66,216)	(84,876)	18,660	22.0	(190,746)	(235,169)	44,423	18.9
Revenue, net of subcontractor costs(1)	$87,644	$85,261	$2,383	2.8	$241,286	$214,453	$26,833	12.5

Operating income	$6,184	$2,803	$3,381	120.6	$16,073	$7,714	$8,359	108.4

(1)                Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue declined for the three and nine-month periods compared to the prior-year periods.  For the three and nine-month periods, we experienced a revenue decline of $37.7 million and $93.7 million, respectively, on DoD programs due to the wind-down of several large New Orleans hurricane protection and environmental remediation programs for USACE.  The decline was partially mitigated by revenue growth of $16.3 million and $57.2 million for the three and nine-month periods, respectively, in our U.S. commercial business, primarily related to expanded programs in mining and energy.  Our state and local government business also increased due to several large infrastructure projects.  For both periods, revenue, net of subcontractor costs, increased while revenue declined due to the wind-down of the above-mentioned USACE programs that had relatively higher subcontracting activities.  For both periods, operating income increased partially due to higher revenue, net of subcontractor costs.  In addition, for the three and nine-month periods of fiscal 2011, we recognized $2.2 million and $17.2 million, respectively, of contract cost overruns on several fixed-priced construction and energy projects.  For the prior-year nine-month period, these losses were partially mitigated by $10.6 million of government performance-based incentive award fees during the second quarter of fiscal 2011 on a large environmental remediation program with the DoD.  The current fiscal year results did not include any unusual large gains or losses as experienced in fiscal 2011.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	($ in thousands)

Net income attributable to Tetra Tech	$ 29,054	$ 23,839	$ 73,948	$ 63,639
Interest expense, net	1,419	1,703	4,182	4,478
Depreciation(1)	6,077	7,009	19,657	20,401
Amortization(1)	6,901	7,024	22,083	20,747
Income tax expense	15,674	12,957	39,522	32,928
EBITDA	$ 59,125	$ 52,532	$ 159,392	$ 142,193

Revenue	$ 684,698	$ 673,792	$ 1,991,670	$ 1,897,482
Subcontractor costs	(167,832)	(193,288)	(505,855)	(581,093)
Revenue, net of subcontractors costs	$ 516,866	$ 480,504	$ 1,485,815	$ 1,316,389

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

Operating Activities.  For the nine-month period of fiscal 2012, net cash provided by operating activities was $128.2 million, an increase of $29.8 million compared to the prior-year period.  The increase was driven by favorable changes in accounts payable and prepaid expenses and other assets caused by the timing of payments to vendors and subcontractors.  Further, the increase resulted from higher net income and additional advance payments from clients on contract work.  The overall increase was partially offset by a $16.5 million increase in income tax payments and less favorable changes in accounts receivable, accrued compensation and other liabilities.

Investing Activities.  For the nine-month period of fiscal 2012, net cash used in investing activities was $67.3 million, a decrease of $152.5 million compared to the prior-year period.  The decrease resulted primarily from reduced investments in acquisitions during the first nine months of fiscal 2012.

Financing Activities.  For the nine-month period of fiscal 2012, net cash used in financing activities was $12.3 million, an increase of $10.3 million compared to the prior-year period.  In the first nine months of fiscal 2012, we made $18.1 million of contingent earn-out payments related to prior-year acquisitions, which were initially accrued at their respective acquisition dates.  These payments were partially offset by a $4.9 million increase in net proceeds from the exercise of stock options.

Debt Financing.  Under our Credit Agreement, our revolving credit facility (“Facility”) is a $460 million, five-year facility that matures on March 28, 2016.  The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At July 1, 2012, we had $138.8 million in borrowings under the Facility at a weighted-average interest rate of 2.16% per annum.  Additionally, we had $33.0 million in standby letters of credit, of which $5.1 million was issued outside of the Facility, and we had $13.8 million in multicurrency borrowings under the Facility.  At July 1, 2012, we had $293.3 million of available credit under the Facility all of which could be borrowed without being in violation of our debt covenants.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post acquisition payments).  At July 1, 2012, we were in compliance with these covenants with a consolidated leverage ratio of 1.06x and a consolidated fixed charge coverage ratio of 2.28x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany debt.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Off-Balance Sheet Arrangements

Variable Interest Entities.  In the normal course of business, we form joint ventures, including partnerships and partially owned limited liability companies, with third parties primarily to bid on and execute specific projects.  We analyze all of our joint ventures to determine whether they are VIEs.  If a joint venture is determined to be a VIE, we assess whether we are the primary beneficiary and need to consolidate that joint venture.  At July 1, 2012, none of our unconsolidated joint ventures had any debt other than operating payables and accruals.  For further discussion of our VIEs, see Note 12, “Joint Ventures” of the “Notes to Condensed Consolidated Financial Statements”.

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

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and nine months ended July 1, 2012 and July 3, 2011, our foreign currency gains or losses were immaterial.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first nine months of fiscal 2012 and 2011, 24.3% and 22.8% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first nine months of fiscal 2012, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was an increase in equity of $12.5 million compared to an increase in equity of $22.5 million in the first nine months of fiscal 2011.  These amounts were recognized as an adjustment to equity through other comprehensive income.

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

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 1, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2012, Quebec authorities charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $7 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  The charges are known in general, but we anticipate that additional specific facts underlying the charges will be disclosed at the next court hearing in this matter, currently scheduled for October 10, 2012.  We are conducting an internal investigation concerning this matter.  The financial impact to us is unknown at this time.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, delays and uncertainties related to federal budgets.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2011 and the first nine months of fiscal 2012, our business, financial condition and results of operations may be materially and adversely affected.

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

•	How well we execute our strategy and operating plans;

•	Changes in tax laws or regulations or accounting rules;

•	Results of income tax examinations;

•	The timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;

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

In the third quarter of 2012, we generated 26.8% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

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

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the third quarter of 2012, we generated 48.4% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 35.8% of our revenue for the third quarter of fiscal 2012 from the following agencies: 13.2% from DoD agencies, 9.1% from USAID and 13.5% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets.  At July 1, 2012, our goodwill was $627.2 million and other intangible assets were $80.5 million.  We are required to perform a goodwill and indefinite-lived intangible asset impairment test for potential impairment at least on an annual basis.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our four reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at July 1, 2012 was $2.1 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Our international operations are subject to a number of risks that could significantly reduce our revenue and profits, or subject us to criminal and civil enforcement actions.

In the third quarter of 2012, we generated 24.8% of our revenue from our foreign operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 1, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2012	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Vice President, Controller
(Principal Accounting Officer)