Form 10-K
period 2012-09-30
TETRA TECH INC
filed 2012-11-15
CIK 831641

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates on March 30, 2012, was $1.6 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

          On November 7, 2012, 63,843,736 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

          Portions of registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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

 PART I

Item 1.    Business

General

        Tetra Tech, Inc. is a leading provider of consulting, engineering, program management, construction management, construction and technical services that focuses on addressing fundamental needs for water, the environment, energy, infrastructure and natural resources. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

        We are a global provider of consulting and engineering services, renowned for our leadership in water-related services for public and private clients. Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past nine years, most recently in its April 19, 2012, "Top 500 Design Firms" issue. In 2012, Tetra Tech was also ranked number one in water transmission lines and aqueducts, environmental management, and wind power. ENR also ranks Tetra Tech among the top 10 firms in numerous other service lines, including environmental science, engineering/design, sanitary/storm sewers, solid waste, chemical and soil remediation, site assessment and compliance, hazardous waste, industrial processes, and manufacturing.

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

Mission

        Our mission is to be the premier worldwide consulting and engineering firm, focusing on water, natural resources, the environment, infrastructure and energy. The following core principles form the underpinning of how we work together to serve our clients:

  •
  Service.  We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet their needs.

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

Industry Overview

        We are part of the global consulting and engineering industry that serves public and private clients by addressing fundamental needs for water, the environment, energy, infrastructure and natural resources. Our industry provides clients with the technical studies, planning, engineering, design, construction management and construction services that respond to their needs. The industry's clients vary in size and scope from small local public agencies and private companies to national governments and large multi-national corporations. These clients seek service firms with high-caliber technical expertise, practical experience, multi-disciplinary capabilities and the global reach needed to analyze their problems in order to develop and implement the most appropriate, cost-effective solutions.

        Many government and commercial organizations face complex challenges due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, demand for new infrastructure in emerging economies, and diversification and development of energy resources. As a global company with a local presence in many areas around the world, we provide the breadth of technical knowledge and capabilities to solve our clients' diverse and challenging problems.

        Our water market supports government agencies responsible for managing water supply, wastewater treatment, stormwater and flood protection. Our water market also supports private sector clients that require water supply and treatment for industrial processes. We help our clients develop water supplies and manage water resources, while addressing a wide range of local and national government requirements and policies. We provide essential support for water and site management needs for resource extraction in the mining and oil and gas industries. Our water and environmental markets also include both government and commercial clients that are working to restore contaminated areas and protect uncontaminated areas. Our energy market consists of both government and commercial clients that seek to develop renewable energy resources, identify energy efficiency enhancements, and improve energy transmission. Our infrastructure market includes the design of public and commercial buildings and facilities, including high efficiency, low energy use buildings. Our natural resources market provides support for the safe, sustainable extraction of necessary mineral resources and oil and gas, including the wide range of required services to meet water, environment, energy and infrastructure-related needs, sometimes in remote regions of the world.

        Increasingly, the consulting and engineering industry is being asked to provide integrated solutions in a global marketplace. Large firms such as ours can offer fully integrated services, from front-end science and planning through construction management. Large firms that offer integrated solutions differentiate themselves from smaller firms that generally offer niche services by providing turn-key solutions intended to save time and money. As a large company with a history of leading with science, we are ideally suited to providing interdisciplinary solutions across our water and related service lines. As a provider of interdisciplinary services, we have increased our market share in each of the last several years.

        Public policy, demand for resources, infrastructure development challenges and natural forces constantly shape changes in our industry. Public concern over environmental issues, especially water quality, has been a driving force behind numerous regulations and changes in public policies and practices.

Public and private clients are increasingly focused on water management, energy efficiency and sustainability. Fluctuations in weather patterns and extreme events, such as droughts, hurricanes or flooding, are driving concerns over the reliability of water supplies and the need to protect coastal areas and upgrade water infrastructure. Energy policies, resource limitations and concern about climate change have encouraged the implementation of energy conservation measures, retrofits to existing structures, upgrades to energy transmission infrastructure and the development of renewable energy resources. Governments are now using international development as a foreign policy tool to help developing nations to overcome numerous challenges, including challenges related to water accessibility and human health.

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

        Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since our inception, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to all aspects of water resource management. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including sustainable infrastructure and building design. Our services are provided by a wide range of professionals, including archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we have relevant expertise to draw from, and are often able to adapt and apply proven solutions to our clients' problems.

        Global Coverage and Local Delivery.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have North American operations throughout the United States and Canada. We have also increased our international presence with regional offices in Australia, Europe, Asia, South America, Africa and the Middle East. Our base of operations in North America and network of international offices provide a platform from which we can respond to the global need for essential water and energy services, foster economic development, and provide access to basic services. Over the past year, we worked in 135 countries, helping federal and local government agencies, the private sector and development assistance entities address complex water, infrastructure and energy challenges in an environmentally responsible manner.

        Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing clients, resulting in more comprehensive and interdisciplinary projects. We have regularly been able to secure design and program management contracts after having served clients on the scientific evaluation and engineering phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global clients, we also focus on expanding from localized geographic areas to provide broader national and international support in multiple locations.

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

        Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services and bidding for complex projects that are at the leading edge of policy and technology development. We develop integrated, sustainable solutions by combining our interdisciplinary capabilities in water, the environment, energy, infrastructure and natural resources. Our combination of technical expertise with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to recruit and retain top quality talent.

        Focus on Cash Generation.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

        Actively Attract, Recruit and Retain Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide technical skills, innovative thinking, teamwork and dedication to maintaining long-term client relationships. Our full-service capabilities, internal coordination and networking programs, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals who support our long-term growth.

        Develop and Maintain Strategic Partnerships with Small Business Companies and Communities.    In working with suppliers, we are committed to being an excellent partner and mentor, consistent with our desire to lead with science and develop approaches to best serve our global clients. When combined with our considerable capabilities and expertise, value-added partnerships with external companies and suppliers can enhance the services we provide to our clients. We have established a Small Business and Partnerships Council to identify and promote the most successful partnerships and to coordinate best practices across our company.

        Invest in Strategic Acquisitions.    We believe that strategic acquisitions will allow us to continue our growth in selected business areas, broaden our service offerings and extend our geographic presence. We intend to continue to acquire companies that will help establish our position in certain emerging business areas or further strengthen our position in our more established businesses. Our effective integration of acquired companies can continue to enhance our ability to compete technically and geographically.

Reportable Segments

        In fiscal 2012, we managed our business under four reportable segments. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2012	2011	2010
Engineering and Consulting Services	38.2%	36.1%	24.4%
Technical Support Services	33.9	33.7	37.6
Engineering and Architecture Services	11.8	12.0	13.4
Remediation and Construction Management	22.9	23.5	29.6
Inter-segment elimination	(6.8)	(5.3)	(5.0)

	100.0%	100.0%	100.0%

        In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments. This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions. The changes were intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics. Prior year amounts have been reclassified to conform to the current year presentation.

        In the fourth quarter of fiscal 2012, we initiated a reorganization of our operations, including the consolidation and realignment of certain operating activities to achieve efficiencies in our segment management. This reorganization included the elimination of the Engineering and Architecture Services reportable segment, and the re-assignment of its operations to the Engineering and Consulting Services and Technical Support Services segments, effective at the beginning of fiscal 2013.

        For additional information regarding our reorganization and our reportable segments, see Note 17, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, please refer to Item 1A, "Risk Factors" of this report.

Engineering and Consulting Services ("ECS")

        ECS provides front-end science, consulting engineering services and project management in the areas of surface water management, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, and information technology.

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

        Solid Waste Management.    We provide a wide range of engineering and consulting services for solid waste management, including landfill design and management. We also provide full-service solutions for gas-to-energy facilities utilizing landfill methane gas. These services are performed throughout the United States and Canada.

        Mining.    We offer a full range of services for mining projects worldwide, including resource assessment, mine development, operations support, and closure/remediation. Our full-service mining services team includes geologists, metallurgists, mine engineers, environmental scientists and water specialists. We address tough challenges in engineering design, procurement and construction to support all areas of mine operations, including underground and open pit operations, surface infrastructure, mills and process plants, power generation and transmission projects, water treatment, tailings management and regulatory compliance.

        Geotechnical Services.    Our geotechnical practice includes geotechnical engineers, soils technicians and drillers who investigate, analyze and develop geotechnical engineering recommendations for all types of soil and rock conditions. We have specialized capabilities to evaluate, monitor and design foundations and materials for roads, bridges, levees, flood walls and buildings located in extremely poor soil conditions, including conditions common to coastal regions.

        Arctic Engineering.    We provide consulting and construction services to owners of transportation, mining, energy and community infrastructure in the circumpolar region, which includes the Arctic and areas of permafrost around the globe. In this extreme environment where temperatures can drop below -50 °C (-58 °F), we provide adaptive engineering and scientific services that reach beyond traditional approaches. We are one of the few firms that are capable of providing full life cycle services for northern development. We offer these arctic engineering services during all project phases: exploration and project planning; feasibility studies, design and permitting; engineering, procurement and construction management ("EPCM"), and construction; and operation, decommissioning and reclamation.

        Industrial Processes and Oil Sands.    We offer plant engineering services for clients in heavy industry, including mining and metals, and oil sands, and for those in the chemical and petrochemical industries. We have supported the industrial processes needs of clients with expertise in the production of base metals such as copper, zinc, magnesium, lead, iron ore, and their byproducts. We help renovate, upgrade and modernize industrial facilities, including concentrators, smelters and refineries. We provide significant services to major clients in the oil sands region of northern Alberta, Canada, including the management of tailings treatment and recovery. We also provide plant engineering, project execution, program management and full EPCM services for industrial process projects throughout North America.

        Information Technology.    We provide technology systems integration to support data management, data processing, communications and outreach, and systems development. Our projects range from large-scale environmental monitoring, modeling and data management to systems engineering and design for major infrastructure rehabilitation programs. We provide systems analysis and information management to optimize the U.S. National Airspace System and related aviation systems. We also support research and technical services for national-scale water resource and environmental data management, including archiving and statistical analysis.

Technical Support Services ("TSS")

        TSS advises clients through the study, design and implementation phases of projects. TSS provides management consulting services and strategic direction in the areas of environmental assessments/hazardous waste management; climate change; international development; international reconstruction and stabilization; energy; oil and gas; and technical government consulting.

        Environmental Assessments/Hazardous Waste Management.    We provide comprehensive services for environmental planning, cleanup and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products. Our services cover all phases of the remedial planning process, starting with emergency response and initial site assessment through removal actions and remedial design and implementation management. Sites range from small properties undergoing voluntary cleanup, to brownfields redevelopment projects, to DoD installations, to some of the largest and most complex Superfund sites in the United States. We support both commercial and government clients in planning and implementing remedial activities at numerous sites around the world. We also provide a broad range of environmental analysis and planning services to ensure that our clients are implementing their operations in a sustainable manner. Our services include air quality management, regulatory compliance, information management and geographic information systems, radiation protection and health physics, risk management, pollution prevention and control, radioactive and hazardous waste management, National Environmental Policy Act ("NEPA") services and environmental response training.

        Climate Change.    In a resource-constrained world, our experts assist clients in identifying, reducing and strategically managing their environmental footprint to provide cost savings, mitigate regulatory impacts, institute operational efficiencies, develop new business opportunities and promote corporate responsibility. Our services support our clients' efforts to become sustainable by "greening" energy supplies, implementing energy efficiency and resource conservation, using alternative fuels, capturing and sequestering carbon, improving land and forest resource management, and purchasing carbon offsets. We have demonstrated that clients can concurrently reduce their carbon emissions and environmental impacts while saving money. Our services include climate change and strategic management consulting, project implementation, and greenhouse gas inventory assessment, certification, reduction and management.

        International Development.    We provide services to many donor agencies such as the U.S. Agency for International Development ("USAID"), the World Bank, the Asian Development Bank and the United Kingdom Department for International Development to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. We plan, design, implement, research and monitor projects in the broad areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships. We build capacity and strengthen institutions in areas such as global health, energy sector reform, utility management, food security and local governance. We currently provide international development services in numerous countries around the world, working for the U.S. Department of State ("DoS"), USAID, the Millennium Challenge Corporation ("MCC") and the DoD.

        International Reconstruction and Stabilization.    We provide integral support to the DoS and USAID in reconstruction and stabilization worldwide, including the design, development, implementation and evaluation of these efforts. We also help develop training programs and curricula for "whole of government" reconstruction and stabilization training offered through the Foreign Service Institute. We helped develop the Interagency Conflict Assessment Framework, the tool now used by the U.S. government to assess and develop solutions in conflict-prone environments. Our experts have worked on these issues in such countries as the Republic of Georgia, South Sudan, Kosovo, Haiti, Bangladesh, Nepal and the Democratic Republic of Congo. We support the DoS by providing subject matter experts in areas such as energy, criminal justice and drug interdiction.

        Energy.    We provide a full range of services to electric power utilities and independent power producers worldwide, ranging from macro-level planning, management and advisory services to project-specific environmental, engineering and construction services. For utilities and governmental agencies regulating power, we provide policy and regulatory development, utility management and privatization, power asset evaluation and management, and transaction support services. For energy developers and owners of renewable and conventional power generation facilities, as well as transmission and distribution assets, we provide environmental, engineering, procurement, and operations and maintenance services for all project phases. Our projects range from onshore and offshore wind facilities and solar farms to liquefied natural gas facilities.

        Oil and Gas.    We support oil and gas clients in the upstream, midstream and downstream market sectors. Our services include environmental support, siting studies, strategic planning and analyses, design of well pads and surface impoundments for drilling sites, water management for exploration activities, design of midstream pipelines and associated pumping stations and storage facilities, construction monitoring, biological and cultural assessments, site investigations and hazardous waste site remediation.

        Technical Government Consulting.    We provide a broad spectrum of professional and technical services, including advisory and assistance services, to supplement and support the internal staff of our U.S. federal government clients. Our service offerings include facility planning and operational support, infrastructure development and management, human resource management, program and logistics management, engineering, test and evaluation, information technology, and administrative support. We provide senior advisors and subject matter experts to a diverse array of clients including the DoS, U.S. National Guard Bureaus, the Missile Defense Agency and the MCC in such areas as political-military affairs, public diplomacy and strategic communication, strategic planning, and measurement and evaluation.

Engineering and Architecture Services ("EAS")

        EAS provides engineering and architecture design services, together with technical and program administration services for projects related to water infrastructure, transportation, and buildings and facilities. Beginning in fiscal 2013, the EAS operations were re-assigned to the ECS and TSS business segments. The water and transportation infrastructure services were aligned with related services in ECS, and the buildings and facilities activities were aligned with complementary energy efficiency and international development services in TSS.

        Water Infrastructure.    Our design and technical services are applied to numerous aspects of water quality and quantity management, including major water and wastewater treatment plants, combined sewer storage and separation, and drainage and flood control. Our experience includes planning, permitting, design and construction management services for water treatment facilities, desalination facilities and water distribution systems, including pipelines and pump stations. We also support planning, permitting, design and construction of water-related redevelopment projects, and parks and river corridor restoration projects.

        Transportation.    We provide engineering, architecture, construction management and technical services for transportation projects that improve public safety and mobility. Our transportation projects include roadway improvements, commuter railway stations, airport expansions, bridges and major highways. We provide design solutions to repair, replace and upgrade older transportation infrastructure.

        Buildings and Facilities.    We provide planning, architectural and engineering services for U.S. federal, state and local government and commercial facilities including military housing, educational, institutional, corporate headquarters, healthcare and research facilities. We specialize in designing high-performance, sustainable facilities that minimize environmental impacts, typically by minimizing water and power usage. Many of these green buildings include integrated interior systems for heat, light, security and communications, and may ultimately achieve Leadership in Energy and Environmental Design (LEED) certification. Our projects include high-rise office buildings, museums, hotels, parks, visitor centers, marinas, and entertainment and leisure facilities. We have provided civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for high-profile buildings around the world. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

Remediation and Construction Management ("RCM")

        RCM provides full-service support to all of our client sectors including the U.S. federal government, in the U.S. and internationally, and commercial clients worldwide. We provide construction and construction management services in the areas of environmental remediation, infrastructure development, energy, and oil and gas.

        Environmental Remediation.    We provide environmental remediation and reconstruction services to evaluate and restore lands to beneficial use. Under the U.S. federal government's Base Realignment and Closure ("BRAC") Act, we help remediate and restore facilities at military locations in the United States and around the world. We also manage large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use. Environmental remediation also includes activities to identify, evaluate and destroy unexploded ordinance (UXO), both domestically and internationally.

        Infrastructure Development.    We provide program management, construction management, and development services for large scale water management infrastructure, including flood protection structures, water conveyance and treatment facilities, and hydroelectric power projects. For the mining industry we build processing plants, facilities, and supporting infrastructure. We also build energy-efficient buildings and support our clients in developing transportation-related structures, including roads, bridges, aviation/runways, and ports and harbor facilities. We provide environmental, engineering, procurement, construction, and operations and maintenance services for all project phases.

        Energy.    We provide full range of services for alternative and conventional energy development. For wind, solar and hydroelectric power development and upgrade projects, we provide environmental, engineering, procurement, construction, and operations and maintenance services for all project phases. We provide construction management, construction and electrical services to bring projects to completion. We provide retrofit, rehabilitation and renovation to aging conventional power plants, as well as decontamination and decommissioning. We also provide full-range services for other energy technologies including hydropower, geothermal, nuclear and biogeneration technologies.

        Oil and Gas.    We provide safe, reliable services from initial site conception, preparation and permitting to engineering, construction and start-up. We support the upstream, midstream and downstream components of the oil and gas industry including project controls, estimating, constructability, engineering, procurement, construction, construction management, equipment and material management.

Project Examples

        The following table presents brief examples of projects in our four segments during fiscal 2012:

Segment	Representative Projects
ECS

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

• Providing EPCM services to BHP Billiton for the Nickel West Mine in Australia, one of the world's largest nickel producing mines, to support modernization of the supporting mine infrastructure.

•

Providing mine planning services to Nevada Copper's Pumpkin Hollow Mine, one of the largest U.S. copper mines, including development of the complete mine plan from start up through construction, operations and closure.

•

Providing engineering design services to Shell Canada for sustaining capital improvements and management of tailings waters at one of the world's largest oil sands mining operations in northern Alberta, Canada.

Segment	Representative Projects

•

Providing full-service engineering design support to the U.S. Army Corps of Engineers ("USACE") for the Inner Harbor Navigation Canal Lake Borgne hurricane surge barrier in New Orleans, the longest open water hurricane barrier in the world.

•

Providing a new combined sewer overflow (CSO) control strategy that uses real time control (RTC) to reduce overflows, maximize use of retention in the system and improve operational efficiency, in the City of Edmonton, Alberta, Canada.

•

Optimizing the water distribution network for the city of Montreal, Quebec. Performing design and modeling for a hydraulic system that handles more than two million cubic meters of drinking water per day. Overseeing implementation of the water distribution supervision and optimization system to help establish a modern and efficient water management system and network controls.

TSS

•

Providing technical, analytical and programmatic support under the EPA's Brownfields and Land Revitalization Program to promote the assessment, cleanup and revitalization of properties affected by the presence or potential presence of hazardous substances, pollutants and other contaminants.

•

Providing support to EPA's Climate Change Division to reduce emissions of methane, a potent greenhouse gas and potential source of clean energy. Supporting EPA's Natural Gas STAR, a voluntary partnership program that encourages oil and natural gas companies to adopt cost-effective technologies and practices that improve operational efficiency and reduce methane emissions, and AgStar, which aims to reduce emissions from livestock and agro-industrial wastes by promoting the use of anaerobic digestion systems and biogas recovery.

•

Working with USAID to implement innovative approaches to strengthen property rights and resource tenure as methods of advancing U.S. government strategic foreign affairs objectives by enhancing food security and economic growth, resource governance, strengthened property rights for women and vulnerable groups, climate change adaptation, and conflict prevention.

Segment	Representative Projects

•

Helping USAID implement multiple international development programs in Afghanistan, including the Sustainable Water Supply and Sanitation contract; the Rule of Law Stabilization Program – Formal component; the Kabul City Initiative; and the Land Reform in Afghanistan program.

•

Providing program management, integration and technical services to the U.S. Army Chemical Materials Agency ("CMA") to support the efficient destruction of chemical warfare and related materiel. Helping CMA manage its non-stockpile chemical materiel program and to comply with international chemical weapons conventions and move towards ultimate closure of chemical agent disposal facilities and stockpile storage areas.

•

Providing specialty marine impact studies, permitting services, biological and cultural resources surveys, design and construction support for Garden State Offshore Energy, LLC, a major offshore wind developer. Providing similar environmental services to multiple utilities across North America, such as Idaho Power, for energy transmission line routing.

•

Providing engineering, detailed design and construction monitoring for multiple oil and gas midstream pipeline companies such as Enbridge Inc., Kinder Morgan Energy Partners, L.P. and Plains All American Pipeline, L.P.

•

Supporting environmental activities at U.S. Air Force ("USAF"), U.S. Army, and U.S. Navy ("USN") installations worldwide to assist the DoD in its environmental mission in the areas of environmental conservation and planning, environmental quality, environmental restoration, design and construction.

EAS	• Providing architectural and engineering design services for numerous U.S. government facilities, including military housing and overhead protection systems.
• Providing design, construction management and design-build services to the U.S. General Services Administration ("GSA"), for infrastructure projects including border stations and other facilities.

•

Providing mechanical, electrical, plumbing and fire protection engineering design services for buildings, including major corporate headquarters buildings, healthcare facilities, research laboratories, cultural arts facilities and universities.

•

Providing design, construction management and design-build services for the City of Augusta, Georgia, for various infrastructure projects, including pipelines, lift stations, storage tanks, buildings, treatment facilities and all associated electrical, instrumentation and control.

Segment	Representative Projects

•

Providing studies, design services and construction administration and observation for roads and bridges, along with other traffic-related services for local municipalities and various Departments of Transportation ("DOTs") across the United States.

• Providing architectural and engineering design services for K-12 educational facilities throughout New York.
RCM	• Completing program management services for environmental restoration of the Rocky Mountain Arsenal, a former chemical weapons manufacturing plant.
• Providing engineering, project management and construction management to help construct facilities and infrastructure in Afghanistan for the USAF and the USACE.

•

Providing design-build services for energy-efficient facilities and environmental restoration services at various DoD BRAC sites, such as the Hunters Point Naval Shipyard and former Naval Air Station Alameda, both located on the San Francisco Bay, California.

•

Providing turn-key solutions for utilities and commercial energy developers, including environmental studies, permitting, engineering, design, construction, and operations and maintenance services for wind farms and solar facilities throughout the United States.

• Providing turn-key design, construction, dredging and treatment services for the Lower Fox River remediation and clean-up.

•

Providing design-build and construction management services for energy efficient facilities particularly for the military, such as the Transient Wounded Warrior Lodge and Parking Structure at the Walter Reed National Medical Center in Bethesda, Maryland and the North America Treaty Organization Supreme Allied Commander Transformation Headquarters in Norfolk, Virginia.

• Improving the aging infrastructure in the United States through rehabilitation and construction of highways, overpasses and bridges.
• Assisting Verizon and AT&T with the deployment and maintenance of high capacity broadband fiber optic networks in the western and midwestern United States.
• Providing construction services to large mining clients in support of capital projects and maintenance.

Clients

        We provide services to a diverse base of international, U.S. commercial, U.S. federal and U.S. state and local government clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2012	2011	2010
International(1)	24.5%	23.2%	9.5%
U.S. commercial	26.5	22.4	23.8
U.S. federal government(2)	37.2	43.4	51.9
U.S. state and local government	11.8	11.0	14.8

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. government contracts performed outside the United States.

        U.S. federal government agencies are significant clients of ours. The DoD accounted for 14.4%, 20.4% and 28.6% of our revenue in fiscal 2012, 2011 and 2010, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2012.

        The following table presents a list of representative clients in fiscal 2012 in our reportable segments.

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
ECS	DoD; DOE; EPA; Federal Aviation Administration ("FAA"); International Boundary and Water Commission ("IBWC"); National Oceanic and Atmospheric Administration ("NOAA"); USACE; USAF; USAID; U.S. Bureau of Reclamation; U.S. Department of the Interior, Bureau of Land Management; U.S. Forest Service ("USFS"); GSA; USN	California Department of Water Resources; Cities of Philadelphia, Pennsylvania and San Diego, California; Counties of Los Angeles, Orange and Ventura, California; Fairfax County, Virginia; Louisiana Office of Coastal Protection and Restoration; Plaquemines Parish Government, Louisiana; Port of Los Angeles, California; Seattle and Washington State DOTs; State of Wyoming	AIG Domestic Claims, Inc.; Barrick Gold Corp.; Carson Marketplace, LLC; ConocoPhillips Co.; Exxon Mobil Corp.; Ford Motor Co.; General Electric Co.; Intrepid Potash-New Mexico, LLC; Kinder Morgan Energy Partners, L.P.; Lockheed Martin Corp.; McClellan Business Park, LLC; Nevada Copper Corp.; Newmont Mining Corp.; Shell Canada Limited; Southern California Gas Co.; Suncor Energy, Inc.;
			Waste Management, Inc.	BHP Billiton; Cameco Corp.; Panama Canal Authority; Chevron Corp.; City of Calgary, Alberta; City of Paris, France; City of Toronto, Ontario; City of Winnipeg, Manitoba; Hydro One Incorporated.; Hydro-Quebec; Ontario Power Generation, Inc.; The Mosaic Co.; Terrane Metals Corp.; Winnipeg Airports Authority, Inc.; Yukon Zinc Corporation

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
TSS	DOE; DoS; Department of Homeland Security; National Aeronautics and Space Administration; National Guard Bureaus; National Nuclear Security Administration; NOAA; U.S. Transportation Security Administration; USAF; USACE; USAID; U.S. Coast Guard ("USCG"); EPA; U.S. Missile Defense Agency; USN	Cities of Chicago, Illinois, Kansas City, Missouri and Los Angeles, California; Ports of Los Angeles and San Diego, California; States of California, Massachusetts, Missouri, Montana, New York, New Jersey, Pennsylvania and Wisconsin; University of California, Berkeley	ACCIONA North America; Alcoa Inc.; Bechtel Power Corp.; Carson Marketplace, LLC; Chartis, Inc.; ConocoPhillips Co.; D.R. Horton, Inc.; El Paso Corp.; Enbridge Inc.; Exxon Mobil Corp.; Ford Motor Co.; General Electric Co.; Idaho Power; Lend Lease Americask, Inc.; Lockheed Martin Corp.; McClellan Business Park, LLC; NextEra Energy Resources, LLC; Portland General Electric; PPG Industries; Range Resources-Appalachia, LLC; Target Corp.; Texas Energy Group, LLC; W.R. Grace & Co.	Agroreserve Russia; Altaaqa; British Virgin Islands Tourism; Dead Sea Development Commission; Electricity Holding Co. of Oman; Gamesa Corporacíon Tecnológica; Hainan Land Property Group; EDP Renewables North America, LLC (formerly Horizon Wind Energy, LLC); Iberdrola S.A.;
OPMAC Corporation of Japan; Pan-China Construction Group Co. Ltd; Renewable Energy Systems Ltd.; Ridgeline Energy Services, Inc.; RWE AG (Germany); Saudi ARAMCO (officially the Saudi Arabian Oil Company); Vnesheconombank
EAS	U.S. Defense Commissary Agency; GSA; MCC; USACE; USAF; USAID; USCG; USFS; U.S. Fish and Wildlife Service; USN; U.S. Postal Service
Allegheny County Sanitary Authority; Boston Water and Sewer Commission; Brentwood Union Free, Cortland Enlarged City, Minisink Valley Central, William Floyd Union Free and Whitesboro Central School Districts; Cities of Augusta, Georgia, Kansas City, Missouri, Lansing, Michigan, Omaha, Nebraska, Port Huron, Michigan, Toledo, Ohio, San Juan Capistrano, California, and Tulsa, Oklahoma; Huntsville Utilities; Irvine Ranch Water District; King County, Washington; DOTS of Massachusetts, Highway Division, Michigan, Ohio and Oklahoma; Orange County Public Works, California; Orange County Utilities Department, Florida; The Port of Long Beach, California; Tulsa Metropolitan Utility Authority
Absher Construction Co.; Alaska Gold Company; AT&T Inc.; Bloom Energy; General Motors Co.; Genzyme Corp.; Goldman Sachs; Kendall/Heaton Associates, Inc.; Kohn Pederson Fox Associates, P.C.; Lafarge; Lockheed Martin Corp.; M. Arthur Gensler Jr. & Associates, Inc.; Parsons Brinckerhoff, Quade & Douglas, Inc.; Pascal & Ludwig Engineers; PCL Construction Services, Inc.; Pioneer Natural Resources Co.; Rafael Vinoly Architects PC; Record Steel and Construction Inc.; Skidmore, Owings and Merrill LLP; The Confederated Tribes of the Colville Reservation;
			Tutor Perini Corp.; White- Kiewit Joint Venture	New Songdo City Development, LLC; Orissa Water Supply & Sewage Board; Societe d'Entreprise & de Gestion; TRO Jung/Brannen, Inc.

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
RCM	U.S. Air Force Civil Engineer Center; DoD; The Naval Facilities Engineering Command; USACE; USAID; USCG	New Jersey Turnpike Authority; New York State and North Carolina DOTs; New York State Office of General Services; Orlando Utilities Commission	ACCIONA North America; Actus Lend Lease; Alcoa, Inc.; AT&T, Inc.; Chevron Corp.; Cogentrix Energy, LLC; Comcast Corp.; Competitive Power Ventures Inc.; EDP Renewables North America (formerly Horizon Wind Energy, LLC); Fire Island Wind LLC; Freeport-McMoRan Copper & Gold Inc.; Idaho Power Co.; CPV Keenan II Renewable Energy Co., LLC; Lower Fox River Remediation LLC; Mountain City Remediation LLC; NextEra Energy Resources, LLC; Noble Constructors, LLC; PacifiCorp; Rockies Express Pipeline LLC; Sheldon Energy LLC; Verizon Communications, Inc.	Acciona, S.A.; Cameco Corporation; Eni SpA; Iberdrola, S.A.; Kuwait Oil Co.

Contracts

        Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2012	2011	2010
Fixed-price	40.2%	40.4%	42.0%
Time-and-materials	40.8	38.7	34.0
Cost-plus	19.0	20.9	24.0

	100.0%	100.0%	100.0%

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

        Some of our operating units have contracts with the U.S. federal government that are subject to audit by the government, primarily by the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate a contractor's policies, procedures, controls and performance; and (iii) prevent or avoid wasteful, careless and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies and financial capability; evaluates the accuracy, reliability and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards ("CAS") and defective-pricing clauses found within the Federal Acquisition Regulation ("FAR"). The DCAA also performs an annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.

        The DCAA reviews all types of U.S. federal government proposals, including those of award, administration, modification and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the U.S. federal government may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable and allowable are recoverable. A disallowance of costs by the U.S. federal government could have a material adverse effect on our financial results.

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

Marketing and Business Development

        Our corporate management team establishes the scope and range of services we provide and our overall business strategy. Our annual strategic planning defines and guides our investment in marketing and business development toward priority programs and growth markets. Our centralized business development support group develops corporate marketing materials, conducts market research, and manages promotional and professional activities, including appearances at trade shows, direct mailings, advertising and public relations.

        Business development activities are implemented by our technical and professional management staff throughout the company. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal technical and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both for existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies through to construction management and operations. Our information technology systems provide the support for a variety of data needs including skills search tools, business development tracking, and collaboration.

        For our major focus areas, consistent with our strategic plan, we have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids, and help us build interdisciplinary teams for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position for future procurements and emerging programs.

Sustainability Program

        Our Sustainability Program allows us to encourage, coordinate and report on actions to minimize our collective impacts on the environment. Our Sustainability Program has three primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; and Processes – the internal policies and processes that promote sustainable practices, reduce costs and minimize environmental impacts. We have established a clear set of metrics to evaluate our progress toward our sustainability goals. We continuously implement sustainability-related policies and practices, and we assess the results of our efforts in order to improve upon them in the future.

        Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our sustainability council. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. We publish an annual sustainability report that documents our progress.

Acquisitions

        We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. Successful integration and implementation are essential to achieving favorable results. Accordingly, no assurance can be given that any acquisition will provide accretive results.

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

        For detailed information regarding acquisitions, see Note 4, "Mergers and Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.

Competition

        The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.

        We perform a broad spectrum of consulting, engineering and technical services across our reportable segments. Our client base includes U.S. federal government agencies such as the DoD, USAID, DOE, EPA and FAA; U.S. state and local government agencies; provincial governments in Canada; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients, which are predominately located in Canada and include primarily mining and oil companies. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

        We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CDM Smith, Inc.; CH2M Hill Companies Ltd.; Chemonics International Inc.; Dessau Inc.; Foster Wheeler AG; GENIVAR Inc.; GHD; ICF International, Inc.; Jacobs Engineering Group Inc.; Michael Baker Corporation; MWH Global, Inc.; Science Applications International Corporation; The Shaw Group Inc.; Sinclair Knight Merz Pty Ltd.; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; URS Corporation; Weston Solutions, Inc.; and Willbros Group, Inc.

Backlog

        We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 80% of our backlog at the end of fiscal 2012 will be recognized as revenue in fiscal 2013, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

        At fiscal 2012 year-end, our backlog was $2.1 billion, an increase of $189.3 million, or 9.7%, compared to last year-end. Our backlog growth was driven by demand for our energy and infrastructure services in the commercial and U.S. state and local government markets. Further, the growth was due to new orders from our international clients, particularly for our water, environmental and infrastructure design services in the mining and other commodity-driven markets.

Regulations

        We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

        Environmental.    A significant portion of our business involves planning, design, program management and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste or U.S. Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

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

        In addition, services provided to the DoD are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and many of our government contracts are subject to renewal or extension annually. Further, the services we provide to state and local government clients are subject to various government rules and regulations.

Seasonality

        We experience seasonal trends in our business. Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, do not work during these holidays. Further, seasonal inclement weather conditions cause some of our offices to close temporarily or hamper our project field work, particularly in the ECS and RCM segments. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government's fiscal year-end spending.

Potential Liability and Insurance

        Our business activities could expose us to potential liability under various environmental laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities.

        We maintain a comprehensive general liability policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. We believe that both policies provide adequate coverage for our business. When we perform higher-risk work, such as fixed-price remediation, we obtain the necessary types of insurance coverage for such activities, as is typically required by our clients.

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

Employees

        At fiscal 2012 year-end, we had more than 13,000 employees including part-time workers. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Approximately 500 employees are represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We consider the current relationships with our employees including those represented by unions, to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I,

Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Executive Officers of the Registrant

        The following table shows the name, age and position of each of our executive officers at November 7, 2012:

Name	Age	Position
Dan L. Batrack	54	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	48	Executive Vice President, Chief Financial Officer and Treasurer

Mr. Burdick has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2011. He served as our Senior Vice President and Corporate Controller from January 2004 to March 2011. Mr. Burdick joined us in April 2003 as Vice President, Management Audit. Previously, Mr. Burdick served as the Executive Vice President and Chief Financial Officer for Aura Systems, Inc. From 2000 through 2002 he was the Chief Financial Officer for TRW Ventures. Prior to this, Mr. Burdick held the position of Senior Manager with Ernst & Young LLP in Los Angeles. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Name	Age	Position
James R. Pagenkopf	61	Executive Vice President and President of Engineering and Consulting Services

Mr. Pagenkopf has served as the President of Engineering and Consulting Services since September 2009. He has 35 years of experience with us in both technical and management roles, including project and program manager, office manager, group manager, Vice President, and President of ECS' largest operating unit. Mr. Pagenkopf's academic and professional background is in the development and application of hydrodynamic and water quality models, which he has applied in more than 200 projects throughout the U.S. and internationally. He has served as program manager on several large technical support contracts for the EPA's Office of Water, and more recently has led our strategic water initiative to focus our growth in the Louisiana/Gulf Coast and Panama Canal water infrastructure markets. Mr. Pagenkopf holds a B.S. in Civil Engineering from Valparaiso University and an M.S. in Civil Engineering from the Massachusetts Institute of Technology.

Ronald J. Chu	55	Executive Vice President and President of Technical Support Services

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

Name	Age	Position
Frank C. Gross, Jr.	56	Executive Vice President and President of Remediation and Construction Management

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

William R. Brownlie	59	Senior Vice President, Chief Engineer

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

Richard A. Lemmon	53	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Name	Age	Position
Janis B. Salin	59	Senior Vice President, General Counsel and Secretary

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

Craig L. Christensen	59	Senior Vice President, Chief Information Officer

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

Michael A. Bieber	44	Senior Vice President, Corporate Development

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

Name	Age	Position
Leslie L. Shoemaker	55	Senior Vice President, Corporate Strategy

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

Kevin P. McDonald	53	Senior Vice President, Corporate Human Resources

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

Name	Age	Position
Brian N. Carter	45	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Carter joined Tetra Tech as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. He previously served as Vice President of Finance and Administration for Wedbush, Inc., a privately held financial services holding company, from September 2009 to June 2011. Mr. Carter was Vice President, Financial Planning and Analysis, for AECOM Technology Corporation during 2008 and 2009. He was Executive Vice President, Financial Planning & Analysis and Management Accounting for IndyMac Bancorp, Inc. from 2002 to 2008, and he previously held finance and auditing positions with Huntington Bancshares, Inc., Nationwide Financial Services, Inc., and Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Available Information

        All of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available, free of charge, through our website located at www.tetratech.com, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available on our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: Tetra Tech, Inc., Attention: Investor Relations, 3475 East Foothill Boulevard, Pasadena, California 91107, (626) 351-4664.

Item 1A.    Risk Factors

        We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

        General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions (described in more detail below) potentially occurring at the end of calendar year 2012 (commonly referred to as the "fiscal cliff."). These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2012, our business, financial condition and results of operations may be materially and adversely affected.

The Budget Control Act of 2011 could significantly reduce government spending for the services we provide.

        On August 2, 2011, the Budget Control Act of 2011 (the "Budget Control Act") was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved. If the federal government does not meet the Budget Control Act targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in fiscal year 2013. Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operation and financial condition.

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

  •
  speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock and market trends unrelated to our stock; and

  •
  continued volatility in the financial markets.

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

Demand from our U.S. state and local government clients and U.S. commercial clients is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits and our financial condition may deteriorate.

        Demand for services from our U.S. state and local government clients and U.S. commercial clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, U.S. state or local government fiscal conditions worsen, or client spending declines further, then our revenue, profits and overall financial condition may deteriorate. Our U.S. state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our revenue from U.S. commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

        In fiscal 2012, we generated 26.5% of our revenue from U.S. commercial clients. Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

        In fiscal 2012, we generated 49.0% of our revenue from contracts with U.S. federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. We generated 37.2% of our revenue for fiscal 2012 from the following agencies: 14.4% from DoD agencies, 9.2% from USAID and 13.6% from other U.S. federal government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

        The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our U.S. government contracting business, including the following:

  •
  the failure of the U.S. government to complete its budget process before its fiscal year-end, which results in the funding of government operations by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives. As a result, U.S. government agencies may delay the procurement of services;

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

        We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act and DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowance for incurred costs in the future. In addition, U.S. government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

        Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. The outcome of ongoing political debate in Congress regarding cuts to federal government spending could result in reductions in the funding proposed by the Administration for certain projects. The Budget Control Act includes significant reductions in U.S. federal government spending over a 10-year period. Similarly, the impact of the economic downturn on U.S. state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

Our U.S. federal government contracts may give government agencies the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenue.

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

Our international operations expose us to legal, political and economic risks that could harm our business and financial results. For example, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        In fiscal 2012, we generated 24.5% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

  •
  potential non-compliance with a wide variety of laws and regulations, including anti-corruption and anti-boycott rules, trade and export control regulations, and other international regulations;

  •
  lack of developed legal systems to enforce contractual rights;

  •
  greater risk of uncollectible accounts and longer collection cycles;

  •
  currency exchange rate fluctuations, devaluations and other conversion restrictions;

  •
  the potential for civil unrest, acts of terrorism and greater physical security risks, which may cause us to leave a country quickly;

  •
  logistical and communication challenges;

  •
  imposition of governmental controls and potentially adverse changes in laws and regulatory practices, including tariffs and taxes;

  •
  changes in labor conditions; and

  •
  general economic, political and financial conditions in foreign markets.

        International risks and violations of international regulations may significantly reduce our revenue and profits, and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting.

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

        As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified scientists and engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. For example, some of our U.S. government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees. With limited exceptions, we do not have employment agreements with any of our key personnel. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

  •
  valuation of contingent earn-out liabilities in connection with business combinations;

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

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, our fixed-price contracts could increase the unpredictability of our earnings.

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

  •
  issues in integrating information, communications and other systems;

  •
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

        Further, acquisitions may cause us to:

  •
  issue common stock that would dilute our current stockholders' ownership percentage;

  •
  use a substantial portion of our cash resources;

  •
  increase our interest expense, leverage and debt service requirements (if we incur additional debt to pay for an acquisition);

  •
  assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

  •
  record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

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

        Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. At September 30, 2012, our goodwill was $636.0 million and other intangible assets were $74.2 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

        Our expected future growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

        Our backlog at September 30, 2012, was $2.1 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

        We routinely enter into subcontracts and, occasionally, joint ventures, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project. Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily. In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture's internal controls, which may not be subject to the same internal control procedures that we employ. If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other's actions or contract performance. These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.

        We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts. Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

Changes in resource management, environmental or infrastructure industry laws, regulations and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenue.

        Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to resource management, the environment and infrastructure. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

        Our results could be adversely affected by an inability to access the revolving credit facility under our credit agreement. Unfavorable financial or economic conditions could impact certain lenders' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

        We engage in consulting, engineering, program management, construction management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor's pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a "claims-made" basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

        We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall/ risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

        Certain of our contracts may require our employees travel to and work in high-risk countries that are undergoing political, social and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism or public health crises. For example, we currently have employees working in high security risk countries such as Afghanistan. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

        Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients, and could have a material adverse effect on our business, operating results or financial condition.

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

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

        We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties. For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.

We may be subject to liabilities under environmental laws and regulations.

        Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and

Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

        Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

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

        Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism and similar events or disruptions. In addition, we face the threat of unauthorized system access, computer hackers, computer viruses, malicious code, organized cyber-attacks, and other security breaches and system disruptions. We devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in system operations. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches, or to alleviate problems caused by disruptions and breaches.

        Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could negatively impact our clients.

Delaware law and our charter documents may impede or discourage a merger, takeover or other business combination even if the business combination would have been in the best interests of our stockholders.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock and provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Our stock price could become more volatile and stockholders' investments could lose value.

        In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price. Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

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

  •
  changes in environmental legislation;

  •
  investors' perceptions of our performance of services in countries in which the U.S. military is engaged, including Afghanistan;

  •
  broader market fluctuations; and

  •
  general economic or political conditions.

        Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements' attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At fiscal 2012 year-end, we owned three facilities located in the United States that are used for operations. Our significant lease agreements expire at various dates through 2021. We also have some month-to-month leases. We believe that our current facilities are adequate for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

        The following table summarizes our 15 most significant leased properties based on the amount of square footage at fiscal 2012 year-end:

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	ECS
Calgary, AB, Canada	Office Building	ECS
Edmonton, AB, Canada	Office Building	ECS
Fairfax, VA	Office Building	ECS
Framingham, MA	Office Building	TSS / EAS
Golden, CO	Office Building	ECS
Irvine, CA	Office Building	ECS / TSS / EAS
Mississauga, ON, Canada	Office Building	ECS
Montreal, QC, Canada	Office Building	ECS
Morris Plains, NJ	Office Building	TSS / RCM
New York, NY	Office Building	TSS / EAS
Pittsburgh, PA	Office Building	TSS
Quebec City, QC, Canada	Office Building	ECS
Richmond, BC, Canada	Office Building	ECS

Item 3.   Legal Proceedings

        For a description of our material pending legal and regulatory proceedings and settlements, see Note 16, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 4.    Mine Safety Disclosures

        Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") required domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") by the U.S. Mine Safety and Health Administration. We do not act as the owner of any mines but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such a mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulations S-K is included in Exhibit 95.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,753 stockholders of record at November 7, 2012. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal Year 2012
First quarter	$23.38	$17.31
Second quarter	26.49	21.42
Third quarter	28.00	23.73
Fourth quarter	28.00	24.17
Fiscal Year 2011
First quarter	$27.16	$20.53
Second quarter	25.50	22.23
Third quarter	25.49	21.49
Fourth quarter	23.81	17.57

        We have not paid any cash dividends since our inception and have no current plans to change our dividend policy. Our credit agreement restricts the extent to which cash dividends may be declared or paid. For information regarding our stock-based compensation, see Note 10, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.

Stock Repurchases

        None.

Performance Graph

        The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index, our self-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on October 1, 2007, and that all dividends have been reinvested. No cash dividends have been declared on shares of our common stock. Our self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; Foster Wheeler AG; Jacobs Engineering Group; Michael Baker Corporation; The Shaw Group, Inc.; URS Corporation; and Willbros Group, Inc. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON OCTOBER 1, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING SEPTEMBER 30, 2012

	2007	2008	2009	2010	2011	2012
Tetra Tech, Inc.	100.00	120.69	121.83	100.33	88.73	124.34
NASDAQ Market Index	100.00	81.42	78.79	90.15	92.73	121.04
Peer Group Index	100.00	65.54	58.24	51.94	38.41	51.67

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

Item 6.    Selected Financial Data

        The following selected financial data was derived from our consolidated financial statements. You should read the selected financial data presented below in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this report.

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010	September 27, 2009	September 28, 2008
	(in thousands, except per share data)
Statements of Income Data
Revenue	$2,711,075	$2,573,144	$2,201,232	$2,287,484	$2,145,254
Operating income	166,367	146,422	124,474	121,889	106,400
Net income attributable to Tetra Tech	104,380	90,039	76,819	87,028	60,906
Diluted earnings per share	1.63	1.43	1.24	1.43	1.02
Balance Sheet Data
Total assets	$1,671,030	$1,593,988	$1,381,689	$1,097,905	$1,056,545
Long-term debt, less current maturities	81,047	144,868	122,510	6,530	53,292
Tetra Tech stockholders' equity	1,018,970	854,725	748,133	646,478	511,514

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of our financial condition and results of operations should be read in conjunction with Part 1 of this report, as well as our consolidated financial statements and accompanying notes in Item 8. The following analysis contains forward-looking statements about our future results of operations and expectations. Our actual results and the timing of events could differ materially from those described herein. See Part 1, Item 1A, "Risk Factors" for a discussion of the risks, assumptions and uncertainties affecting these statements.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

        Management review of fiscal 2012 and outlook for the future.    On an overall basis, we experienced significant improvement in our fiscal 2012 operating results compared with fiscal 2011. We continued to focus on organic growth and the pursuit of strategic acquisitions that are expected to enhance our service offerings and expand our geographic presence. Our revenue growth resulted primarily from industrial, energy and environmental management projects for large multi-national companies. The growth was also driven by demand for our water, environmental and infrastructure design services in Canada, Australia and South America, primarily for mining and other commodity-driven businesses. Our overall results were tempered by reduced revenue from our U.S. federal government programs that continued to slow in the current year.

        Impact of Recent Business Environment.    Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession. The economic growth experienced in 2012 may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as rates of spending and employment, may continue to be weak. Uncertainty regarding the U.S. federal budget and taxes has added to the uncertainty regarding economic conditions generally. Those conditions could be negatively impacted by the occurrence or threat of a so-called "fiscal cliff" consisting of, among other things, mandatory federal budget reductions, or sequestrations, and the expiration of federal individual tax rate reductions that become effective January 1, 2013. Concerns about the oncoming "fiscal cliff" appear to be restraining business owners from making investment commitments needed to fund future growth. With this uncertainty regarding the future, it is difficult to confidently predict the direction in which the U.S. and global economies are headed. Strong economic expansion generally benefits our business while a tepid economic recovery could adversely impact the demand for our services. It is not possible to predict with certainty whether or when a recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

        International.    Our international business grew 11.3% in fiscal 2012 compared to fiscal 2011. The growth was driven by demand for our water, environmental and infrastructure design services globally, primarily from mining and other commodity-driven clients. We expect that our international business will continue its growth during fiscal 2013 as a result of our continued expansion in Canada, our recent expansion into Australia and South America, and demand for our services from broad-based clients worldwide.

        U.S. Commercial.    Our U.S. commercial business grew 24.3% in fiscal 2012 compared to fiscal 2011. The growth was broad-based with increased revenue from industrial, energy and environmental management projects for large multi-national companies. Many of our largest U.S. commercial clients are experiencing higher environmental and infrastructure capital spending levels following a period of budgetary constraints during the global financial crisis. Therefore, although we expect some economic weakness may continue in certain sectors of our U.S. commercial business, we are cautiously optimistic regarding increased spending by our largest U.S. commercial clients. As such, we expect that our U.S. commercial business will continue its growth in fiscal 2013. Our U.S. commercial clients typically react rapidly to economic change. Accordingly, if the U.S. economy experiences a slowdown in fiscal 2013, we would expect our U.S. commercial outlook to change accordingly.

        U.S. Federal Government.    Our U.S. federal government business declined 9.6% in fiscal 2012 compared to fiscal 2011. This decline resulted primarily from lower revenue on DoD programs, principally from the wind-down of several large New Orleans hurricane protection and environmental remediation programs for USACE. The decline was partially offset by revenue growth from international development services for the DoS, and from our front-end water, environmental and infrastructure engineering and design services for other federal agencies. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. However, due to the U.S. federal budget uncertainties described above, we remain cautious.

        U.S. State and Local Government.    Our U.S. state and local government business increased 13.0% in fiscal 2012 compared to fiscal 2011. The growth was driven by increased revenue from essential programs. Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost cutting decisions. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees. As a result, some programs will generally progress despite budget pressures as demonstrated by the growth in fiscal 2012. Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its current growth rate in fiscal 2013 compared to fiscal 2012 because of our focus on essential programs.

        Reorganization of Operations.    Our operating results for fiscal 2012 reflect the execution of a reorganization of our operations initiated in the fourth quarter of fiscal 2012 to improve future growth and profitability. These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management. We also decided to wind down certain unprofitable business activities.

        During the implementation of this reorganization plan, we incurred additional costs in the fourth quarter of fiscal 2012, including discretionary compensation-related costs for severance and employee retention. In addition, we recorded charges for lease exit costs, and fixed asset and other long-lived asset impairments primarily associated with office space reductions and relocations. We also incurred contract and other losses to wind down certain India-based activities that are no longer supported by our reorganized business.

        Specifically, this reorganization included the elimination of the EAS reportable segment effective at the beginning of fiscal 2013. The operating activities previously reported in this segment have been realigned with operations with similar client types, project types and financial metrics in the ECS and TSS segments. In anticipation of these organizational changes, staffing and office space were reduced during the fourth quarter of fiscal 2012 to reflect a more effective and efficient management structure over our global operations. We also revised the assumptions related to future operating results in our goodwill valuations consistent with the operational review that supported the reorganization. During this evaluation, we identified one small reporting unit in our EAS segment with impairment. This operating unit reported lower than planned operating income during the fourth quarter of fiscal 2012 and projected future operating losses and negative cash flows, which caused a non-cash impairment charge of $0.9 million, representing all of the goodwill in this reporting unit in the fourth quarter of fiscal 2012.

        Although we anticipate that these consolidation and reorganization efforts will continue into the first half of fiscal 2013, we do not expect these activities to have a further material effect on our results of operations. Conversely, these actions are expected to modestly improve our operating results in fiscal 2013 through lower overhead costs and increased effectiveness in growing our operations organically.

RESULTS OF OPERATIONS

Fiscal 2012 Compared to Fiscal 2011

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)

Revenue	$2,711,075	$2,573,144	$137,931	5.4%
Subcontractor costs	(689,005)	(780,817)	91,812	11.8

Revenue, net of subcontractor costs(1)	2,022,070	1,792,327	229,743	12.8
Other costs of revenue	(1,663,065)	(1,454,374)	(208,691)	(14.3)
Selling, general and administrative expenses	(211,884)	(193,286)	(18,598)	(9.6)
Contingent consideration – fair value adjustments	19,246	1,755	17,491	NM

Operating income	166,367	146,422	19,945	13.6
Interest expense – net	(5,571)	(5,930)	359	6.1

Income before income tax expense	160,796	140,492	20,304	14.5
Income tax expense	(56,064)	(47,510)	(8,554)	(18.0)

Net income including noncontrolling interests	104,732	92,982	11,750	12.6
Net income attributable to noncontrolling interest	(352)	(2,943)	2,591	88.0

Net income attributable to Tetra Tech	$104,380	$90,039	$14,341	15.9

NM = not meaningful

(1)
We believe that the presentation of "Revenue, net of subcontractor costs," a non-GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

        Overall, our fiscal 2012 operating results improved significantly compared with fiscal 2011. Revenue and revenue, net of subcontractor costs, increased $137.9 million and $229.7 million, respectively, in fiscal 2012 compared to the prior year. The growth was driven by strong results in our U.S. commercial business, the continued expansion of our international business, and contributions from acquisitions completed during fiscal 2012 and 2011. To a lesser extent, our U.S. state and local government market also contributed to the growth. Our revenue, net of subcontractor costs, in our U.S. federal government business increased slightly versus last year; however, the related revenue declined due to decreased revenue from certain construction management projects for the DoD that had a high level of subcontracting activities. As a result, our overall revenue, net of subcontractor costs, grew at a higher rate than revenue compared to last year.

        Revenue and revenue, net of subcontractor costs, for our U.S. commercial business increased $140.7 million and $75.2 million, respectively, in fiscal 2012 compared to fiscal 2011. The growth was experienced across all of our reportable segments, and was primarily attributable to increased revenue from industrial, energy and environmental management projects for large multi-national companies. Revenue and revenue, net of subcontractor costs, for our international business increased $67.7 million and $112.1 million, respectively, in fiscal 2012 versus the prior year. The growth was driven by increased activity on our water, environmental and infrastructure design projects in Canada, Australia and South America, primarily for mining and other commodity-driven businesses. Additionally, revenue, net of subcontractor costs, grew at a faster pace than revenue due to increased self-performance on international projects in fiscal 2012. Revenue and revenue, net of subcontractor costs, for fiscal 2012 included contributions from acquisitions totaling $133.2 million and $122.3 million, respectively. Approximately one-third of these amounts were contributed by our international acquisitions. Our overall revenue growth was partially offset by declines in revenue and revenue, net of subcontractor costs, on DoD programs totaling $135.4 million and $49.6 million, respectively, in fiscal 2012 compared to fiscal 2011. These reductions resulted primarily from the wind-down of several large New Orleans hurricane protection projects for USACE and environmental remediation programs for the DoD.

        Operating income increased 13.6% in fiscal 2012 compared to fiscal 2011 primarily due to growth in our revenue and revenue, net of subcontractor costs. In addition, operating income increased at a higher rate than revenue due to better project performance in fiscal 2012. In fiscal 2011, operating income was reduced by contract costs incurred for project overruns of $21.0 million on several fixed-priced construction management projects in the RCM segment, and on an international development program in the TSS segment. These fiscal 2011 items were partially mitigated by a $10.6 million government performance-based incentive award fee on a large environmental remediation program in the RCM segment and a $2.0 million net favorable project settlement in the EAS segment.

        In the fourth quarter of fiscal 2012, operating income was adversely impacted by $16.9 million of costs related to the reorganization of our operations as described above in the "Overview of Results and Business Trends." These costs included $6.4 million of compensation-related expenses for severance and employee retention. In addition, we recorded $4.4 million of lease exit costs, fixed asset write-downs and other long-lived asset impairments associated with office space reductions and relocations. Further, we incurred operational losses of $5.2 million for winding down certain India-based activities that are no longer supported by our reorganized business model. We also identified one small reporting unit in the EAS segment in which goodwill was impaired. This reporting unit realized lower than planned operating income during the fourth quarter of fiscal 2012, and projected future operating losses and negative cash flows that resulted in a $0.9 million non-cash goodwill impairment charge. Operating income in fiscal 2012 also included net gains of $19.2 million related to changes in the estimated fair value of our contingent earn-out liabilities during fiscal 2012, $17.3 million of which were recognized in the fourth quarter, compared to $1.8 million during fiscal 2011.

        The $17.3 million net decrease in our contingent consideration liability in the fourth quarter of fiscal 2012 included $12.5 million related to our determination in that quarter that one of our acquisitions in the TSS segment would not achieve the operating income we previously expected for the earn-out period. The remaining fourth quarter net earn-out adjustments primarily related to several of our recent acquisitions in the ECS segment for which the earn-out periods concluded in the fourth quarter of fiscal 2012.

        Income tax expense increased due to higher pre-tax income. Our effective tax rate for fiscal 2012 was 34.9% compared to 33.8% for fiscal 2011. The prior-year tax rate benefitted from the extension of R&E credits. There was a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010 that was recorded in the first quarter of fiscal 2011. With the expiration of the R&E credits on December 31, 2011, we have not estimated a benefit from these credits beyond the expiration date.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)

Revenue	$1,036,588	$930,067	$106,521	11.5%
Subcontractor costs	(169,088)	(160,150)	(8,938)	(5.6)

Revenue, net of subcontractor costs(1)	$867,500	$769,917	$97,583	12.7

Operating income	$88,091	$88,135	$(44)	–

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, increased $106.5 million and $97.6 million, respectively, in fiscal 2012 compared to fiscal 2011. The growth was primarily driven by demand for our water, environmental and infrastructure design services globally, and our continued international expansion into Canada, Australia and South America. In fiscal 2012, recent acquisitions contributed $40.5 million and $38.8 million to revenue and revenue, net of subcontractor costs, respectively.

        Despite the growth in revenue and revenue, net of subcontractor costs, operating income was stable compared to fiscal 2011. Seasonal inclement weather conditions at our larger Canadian operations during the first half of fiscal 2012 contributed to the lower operating margin. The adverse working conditions resulted in lower staff utilization on projects and higher indirect expenses. In addition, operating income was negatively impacted by $1.1 million of severance and other discretionary compensation-related costs associated with reorganization in the fourth quarter of fiscal 2012. Further, the wind-down of several high-profit water and mining-related projects had a negative effect in comparison to fiscal 2012 operating income.

Technical Support Services

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)

Revenue	$919,862	$867,130	$52,732	6.1%
Subcontractor costs	(326,922)	(364,106)	37,184	10.2

Revenue, net of subcontractor costs(1)	$592,940	$503,024	$89,916	17.9

Operating income	$67,411	$59,113	$8,298	14.0

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, increased $52.7 million and $89.9 million, respectively, in fiscal 2012 compared to fiscal 2011. This growth was primarily driven by the expansion of international development services provided to the DoS. Revenue and revenue, net of subcontractor costs, from DoS services increased $80.7 million and $71.5 million, respectively, this fiscal year compared to fiscal 2011. Virtually all of the increase in DoS revenue resulted from an acquisition completed in the fourth quarter of fiscal 2011. An increase in U.S. commercial business contributed $20.0 million and $19.1 million of additional revenue and revenue, net of subcontractor costs, compared to fiscal 2011. An acquisition completed in fiscal 2012 contributed approximately one-half of this commercial growth. Revenue, net of subcontractor costs, grew at a faster rate than revenue due to reduced workload on, and completion of, certain USAID and EPA programs that had a high level of subcontracting activities in fiscal 2011.

        Operating income increased $8.3 million in fiscal 2012 compared to fiscal 2011 due to increased revenue, net of subcontractor costs. Acquisitions completed in the fourth quarter of fiscal 2011 and during fiscal 2012 contributed $6.7 million to the operating income increase. Further, fiscal 2011 operating income was negatively affected by $1.2 million of contract costs overruns on an international development program. The overall increase was partially offset by $2.2 million of severance and other discretionary compensation-related costs associated with our reorganization in the fourth quarter of fiscal 2012.

Engineering and Architecture Services

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)

Revenue	$318,755	$308,112	$10,643	3.5%
Subcontractor costs	(99,688)	(83,916)	(15,772)	(18.8)

Revenue, net of subcontractor costs(1)	$219,067	$224,196	$(5,129)	(2.3)

Operating income	$12,485	$22,597	$(10,112)	(44.7)

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue increased $10.6 million in fiscal 2012 compared to fiscal 2011 due to contributions from design-build projects for U.S. government clients. The growth also resulted from demand for our building and facility design services from several large U.S. commercial clients and increased workload on multiple international development projects for USAID. The growth was partially offset by reduced activity on certain infrastructure design projects for U.S. government clients in fiscal 2012. Despite the revenue growth, revenue, net of subcontractor costs, declined $5.1 million compared to last year due primarily to increased subcontracting activities on several large design-build projects that transitioned into the construction management phase during fiscal 2012.

        Operating income declined $10.1 million in fiscal 2012 compared to fiscal 2011 due partially to lower revenue, net of subcontractor costs. In addition, $2.1 million of severance and other discretionary compensation-related costs associated with our reorganization in the fourth quarter of fiscal 2012 contributed to the decrease. This segment also incurred $5.2 million of contract and other losses for certain India-based activities. Our reorganized business model, with the elimination of the EAS segment at the beginning of fiscal 2013, no longer supports these operations. Further, fiscal 2011 operating income benefitted from a favorable $2.0 million net project settlement on a U.S. commercial infrastructure project.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)

Revenue	$621,957	$604,651	$17,306	2.9%
Subcontractor costs	(279,394)	(309,461)	30,067	9.7

Revenue, net of subcontractor costs(1)	$342,563	$295,190	$47,373	16.0

Operating income	$22,374	$13,183	$9,191	69.7

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue and revenue, net of subcontractor costs, increased $17.3 million and $47.4 million, respectively, in fiscal 2012 compared to fiscal 2011. Our U.S. commercial business grew $96.5 million and $57.2 million in revenue and revenue, net of subcontractor costs, respectively, due primarily to expanded programs in our mining and energy businesses. Our U.S. state and local government business contributed $38.5 million and $31.4 million of revenue and revenue, net of subcontractor costs, respectively, due to several large infrastructure projects. The growth was partially offset by a revenue decline of $107.6 million, and a corresponding $33.2 million decrease in revenue, net of subcontractor costs, resulting from the wind-down of several large New Orleans hurricane protection projects for USACE and environmental remediation programs for the DoD at the end of fiscal 2011. The decline in revenue was larger than the related decline in revenue, net of subcontractor costs, because the USACE and DoD projects had a relatively high level of subcontractor costs.

        Operating income increased $9.2 million due partially to the increase in revenue, net of subcontractor costs, compared to fiscal 2011. In addition, fiscal 2011 operating income was adversely impacted by $20.0 million of contract cost overruns on several fixed-price infrastructure and energy projects and a $1.3 million charge for lease exit costs. These fiscal 2011 items were partially mitigated by $10.6 million of government performance-based incentive award fees on a large environmental remediation program with the DoD. In fiscal 2012, we benefitted from $2.9 million of gains related to the settlement of project claims and change orders partially offset by $2.4 million of project-related losses.

Fiscal 2011 Compared to Fiscal 2010

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$2,573,144	$2,201,232	$371,912	16.9%
Subcontractor costs	(780,817)	(741,002)	(39,815)	(5.4)

Revenue, net of subcontractor costs(1)	1,792,327	1,460,230	332,097	22.7
Other costs of revenue	(1,454,374)	(1,172,542)	(281,832)	(24.0)
Selling, general and administrative expenses	(193,286)	(163,479)	(29,807)	(18.2)
Contingent consideration – fair value adjustments	1,755	265	1,490	562.3

Operating income	146,422	124,474	21,948	17.6
Interest expense – net	(5,930)	(1,387)	(4,543)	(327.5)

Income before income tax expense	140,492	123,087	17,405	14.1
Income tax expense	(47,510)	(46,268)	(1,242)	(2.7)

Net income including noncontrolling interests	92,982	76,819	16,163	21.0
Net income attributable to noncontrolling interest	(2,943)	–	(2,943)	100.0

Net income attributable to Tetra Tech	$90,039	$76,819	$13,220	17.2

(1)
We believe that the presentation of "Revenue, net of subcontractor costs," a non-GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

        Revenue increased significantly in fiscal 2011 compared to fiscal 2010. We experienced increased demand for our water, environmental, infrastructure design and construction management services in the mining and energy markets worldwide. The recent acquisitions, primarily in Canada, contributed $380.1 million and $323.9 million of additional revenue and revenue, net of subcontractor costs, respectively. Further, our revenue increased from our front-end water, environmental, and infrastructure engineering and design services for certain U.S. federal government clients including the EPA, FAA, National Science Foundation ("NSF"), IBWC, GSA, U.S. Department of Agriculture ("DOA") and various military branches of the DoD. These revenue increases were largely offset by a decline in the U.S. federal government business due primarily to the wind-down of certain large construction management projects for the USACE and the DOE, and delays on new awards for certain large construction management projects in the U.S. and abroad. Our state and local government sector also experienced a revenue decrease as a result of continuing weakness in the economy, as well as reduced activity on a transportation infrastructure and municipal landfill design projects. Overall, revenue, net of subcontractor costs, grew at a higher rate than revenue. This resulted from the increase in self-performed work in the energy sector and reduced revenue from construction management projects, which typically have higher subcontracting activities. In the fourth quarter of fiscal 2010, we recognized approximately $45 million and $30 million in additional revenue and revenue, net of subcontractor costs, respectively, as result of the 53-week year in fiscal 2010 compared to the 52-week year in fiscal 2011.

        Operating income increased as a result of business growth. Additionally, operating income benefited from the recognition of government incentive award fees on a large environmental remediation program and favorable project close-outs on energy and construction management projects. Operating income also increased due to favorable claim settlements and lower bad debt expense on commercial projects. Further, we recognized a gain of $1.8 million in fiscal 2011 from a net reduction of contingent earn-out liabilities. The operating income increase was partially offset by additional contract costs incurred for project overruns on several fixed-price construction projects and a large energy project. Further, we recognized additional selling, general and administrative ("SG&A") costs due to higher charges in fiscal 2011 related to our recent acquisitions including $15.3 million of amortization expense for intangible assets, $1.5 million of foreign currency exchange loss and other acquisition costs compared to fiscal 2010.

        Net interest expense grew as a result of increased borrowings on our credit facility for acquisitions and additional imputed interest costs recognized for long-term contingent earn-out liabilities associated with our fiscal 2010 and 2011 acquisitions.

        Income tax expense increased due to higher pre-tax income. Our effective tax rate for fiscal 2011 was 33.8% compared to 37.6% for fiscal 2010. The lower effective tax rate resulted from our continued foreign expansion during fiscal 2011 and the extension of R&E credits. In the first quarter of fiscal 2011, we recorded a $1.2 million benefit from R&E credits for the last nine months of fiscal 2010.

        Net income attributable to noncontrolling interests related primarily to the consolidated joint ventures associated with our Canadian acquisitions. Net income attributable to Tetra Tech grew for the reasons described above.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$930,067	$536,384	$393,683	73.4%
Subcontractor costs	(160,150)	(106,828)	(53,322)	(49.9)

Revenue, net of subcontractor costs(1)	$769,917	$429,556	$340,361	79.2

Operating income	$88,135	$48,582	$39,553	81.4

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

Technical Support Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$867,130	$829,231	$37,899	4.6%
Subcontractor costs	(364,106)	(327,212)	(36,894)	(11.3)

Revenue, net of subcontractor costs(1)	$503,024	$502,019	$1,005	0.2

Operating income	$59,113	$54,822	$4,291	7.8

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue increased in fiscal 2011 compared to fiscal 2010. An acquisition in the fourth quarter of fiscal 2010 contributed $51.9 million and $23.6 million to fiscal 2011 revenue and revenue, net of subcontractor costs, respectively. Excluding the effect of this acquisition, revenue declined due to reduced workload on DoD and other U.S. federal government projects, partially offset by growth in the commercial, and state and local government sectors. Revenue, net of subcontractor costs, grew at a slower pace than revenue due to a change in contract mix on USAID projects, and a high level of subcontracting activities at the aforementioned acquired company and on certain EPA programs.

        Operating income increased due to revenue growth, reduced overhead costs and favorable project close-outs in fiscal 2011. The increase was partially offset by $1.2 million of additional contract costs incurred for project overruns in the second quarter of fiscal 2011. As a percentage of revenue, operating income increased compared to prior year for the reasons described above and better project performance.

Engineering and Architecture Services

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$308,112	$294,112	$14,000	4.8%
Subcontractor costs	(83,916)	(71,703)	(12,213)	(17.0)

Revenue, net of subcontractor costs(1)	$224,196	$222,409	$1,787	0.8

Operating income	$22,597	$12,194	$10,403	85.3

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

Remediation and Construction Management

	Fiscal Year Ended
			Change
	October 2, 2011	October 3, 2010
			$	%
	($ in thousands)

Revenue	$604,651	$651,595	$(46,944)	(7.2)%
Subcontractor costs	(309,461)	(345,349)	35,888	10.4

Revenue, net of subcontractor costs(1)	$295,190	$306,246	$(11,056)	(3.6)

Operating income	$13,183	$30,243	$(17,060)	(56.4)

(1)
Represents a non-GAAP financial measure. For more information, see the "Consolidated Results of Operations" discussion above.

        Revenue declined in fiscal 2011compared to fiscal 2010. This decline was due primarily to the wind-down of certain large construction management projects for USACE, inclement weather in the northeast U.S., and reduced activity on DOE water and transportation infrastructure projects. Further, the decline resulted from reduced activity on a large transportation infrastructure project for a state and local government client. The decline was partially mitigated by strength in our energy markets worldwide, and increased activity on mining and certain U.S. federal government projects for GSA, DOA and various military branches of the DoD. Revenue, net of subcontractor costs, declined at a slower pace than revenue due to increased self-performed work on energy projects and reduced revenue from construction management projects, which typically have higher subcontracting activities.

        Operating income was adversely impacted by the aforementioned revenue decline, and lower profit rates on certain U.S. federal government and commercial construction management projects as a result of competitive pricing pressure and a lower realization on contract change orders and claims. In addition, we recognized approximately $20 million of cost overruns on several fixed-price construction and energy projects. In the fourth quarter of fiscal 2011, we incurred an additional $1.3 million charge for lease exit costs associated with our effort to further reduce overhead costs and consolidate certain facilities in response to the aforementioned revenue decline. The operating income decline was partially mitigated by the recognition of $10.6 million in government incentive award fees on a large environmental remediation program with the DoD, favorable project close-outs related to energy and construction management projects and a favorable legal claim settlement in fiscal 2011.

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

        The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs, for fiscal 2010 through 2012:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	($ in thousands)

Net income attributable to Tetra Tech	$104,380	$90,039	$76,819
Interest expense, net	5,571	5,930	1,387
Depreciation(1)	26,651	27,138	20,402
Amortization(1)	29,634	27,979	12,683
Income tax expense	56,064	47,510	46,268

EBITDA	$222,300	$198,596	$157,559

Revenue	$2,711,075	$2,573,144	$2,201,232
Subcontractor costs	(689,005)	(780,817)	(741,002)

Revenue, net of subcontractors costs	$2,022,070	$1,792,327	$1,460,230

(1)
The total of depreciation and amortization expenses is different from the amounts on the consolidated statements of cash flows, which include amortization of deferred debt costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Capital Requirements.    Our capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our cash balances, operating cash flow and available borrowing under our credit agreement (the "Credit Agreement") will be sufficient to meet our capital requirements for at least the next 12 months.

        We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We also indefinitely reinvest a significant portion of our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the U.S., we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the U.S. through debt. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits.

        Operating Activities.    For fiscal 2012, net cash provided by operating activities was $158.0 million, an increase of $26.4 million compared to fiscal 2011. The increase resulted from higher EBITDA, and lower prepaid expenses and other assets as a result of various cash settlements related to project claims in fiscal 2012. Further, the increase was driven by favorable changes in accounts payable and accrued compensation caused by the timing of payments to vendors, subcontractors and employees. The overall increase was partially offset by an increase in a net accounts receivable balance due primarily to revenue growth in the fourth quarter of fiscal 2012 compared to the same quarter last year.

        Investing Activities.    For fiscal 2012, net cash used in investing activities was $79.8 million, a decrease of $214.0 million compared to fiscal 2011. The decrease resulted primarily from reduced investments in business acquisitions in fiscal 2012 compared to fiscal 2011.

        Financing Activities.    For fiscal 2012, net cash used in financing activities was $67.4 million compared to net cash provided by financing activities of $31.4 in fiscal 2011. We made net payments on long-term debt and other borrowings of $68.1 million in fiscal 2012 compared to net borrowings of $24.6 million in fiscal 2011. In fiscal 2012, we made $18.1 million of contingent earn-out payments related to prior-year acquisitions, which were initially accrued at their respective acquisition dates. We received a $9.8 million increase in net proceeds from the exercise of stock options in fiscal 2012.

        Debt Financing.    Under our Credit Agreement, our revolving credit facility ("Facility") is a $460 million, five-year facility that matures on March 28, 2016. The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit. At September 30, 2012, we had $79.2 million in borrowings under the Facility at a weighted-average interest rate of 2.15% per annum. Additionally, we had $24.3 million in standby letters of credit, of which $5.3 million was issued outside of the Facility, and we had $14.2 million in multicurrency borrowings under the Facility. At September 30, 2012, we had $361.8 million of available credit under the Facility all of which could be borrowed without being in violation of our debt covenants.

        The Credit Agreement contains certain financial and various other affirmative and negative covenants. They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA, as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments). At September 30, 2012, we were in compliance with these covenants with a consolidated leverage ratio of 0.72x and a consolidated fixed charge coverage ratio of 1.94x. The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries. Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany loans.

        Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

        Contractual Obligations.    The following sets forth our contractual obligations at September 30, 2012:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)

Debt:
Credit facility	$79,233	$–	$–	$79,233	$–
Other debt	995	909	86	–	–
Interest(1)	5,883	1,682	3,361	840	–
Capital leases	3,094	1,246	1,472	376	–
Operating leases(2)	198,768	68,573	91,418	31,067	7,710
Contingent earn-outs(3)	51,539	35,407	16,132	–	–
Deferred compensation liability	12,884	–	–	–	12,884
Unrecognized tax benefits(4)	13,237	–	–	–	13,237

Total	$365,633	$107,817	$112,469	$111,516	$33,831

(1)
Interest primarily related to the credit facility is based on a weighted-average interest rate at September 30, 2012, and borrowings that are presently outstanding.
(2)
Predominantly represents real estate leases.
(3)
Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions consummated after fiscal 2009. The remaining maximum contingent earn-out obligations for these acquisitions are $68.4 million. The remaining maximum earn-out obligations for acquisitions consummated prior to fiscal 2010 are approximately $3.0 million, which would be paid in fiscal 2013, if earned.
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

Off-Balance Sheet Arrangements

        In the ordinary course of business, we may use off-balance sheet arrangements if we believe that such an arrangement would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations. We do not believe that such arrangements have had a material adverse effect on our financial position or our results of operations.

        The following is a summary of our off-balance sheet arrangements:

  •
  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. As of September 30, 2012, we had $19.0 million in standby letters of credit outstanding under our Credit Agreement and $5.3 million in standby letters of credit outstanding under our additional letter of credit facilities.

  •
  We have guaranteed a bank overdraft facility at one of our foreign affiliates in the amount of $2.0 million as of September 30, 2012.

  •
  From time to time, we provide guarantees and indemnifications related to our services. If our services under a guaranteed or indemnified project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed or indemnified projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guaranteed losses.

  •
  In the ordinary course of business, we enter into various agreements as part of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts where we are jointly and severally liable. We enter into these agreements primarily to support the project execution commitments of these entities. The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated. For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

  •
  In the ordinary course of business, our clients may request that we obtain surety bonds in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our surety bonds for any payments made thereunder. Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and accompanying footnotes included in Item 8 of this report. In order to understand better the changes that may occur to our financial condition, results of operations and cash flows, readers should be aware of the critical accounting policies we apply and estimates we use in preparing our consolidated financial statements. Although such estimates and assumptions are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results could differ materially from those estimates.

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

        Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that the claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on a claim until final settlement occurs. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claim resolution occurs.

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

        We record in our consolidated balance sheets amounts representing our estimated liability for self-insurance claims. We utilize actuarial analyses to assist in determining the level of accrued liabilities to establish for our employee medical and workers' compensation self-insurance claims that are known and have been asserted against us, as well as for self-insurance claims that are believed to have been incurred based on actuarial analyses but have not yet been reported to our claims administrators at the balance sheet date. We include any adjustments to such insurance reserves in our consolidated results of operations.

        Except as described in Note 16, "Commitments and Contingencies," of the "Notes to Consolidated Financial Statements" included in Item 8, we do not have any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Stock-Based Compensation

        Our stock-based compensation plans include stock options, restricted stock and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-based awards, the achievement of company performance goals. Our stock-based compensation expense was $10.8 million, $10.6 million and $10.2 million for fiscal 2012, 2011 and 2010, respectively.

Goodwill and Intangibles

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

        We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our annual review at July 2, 2012 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

        During the fourth quarter of fiscal 2012, we evaluated whether any of our reorganization activities or our quarterly re-measurement of our contingent consideration liability resulted in a potential change in the recoverability of goodwill. During these reviews, we identified one reporting unit in the EAS segment with impairment, which caused a non-cash charge of $0.9 million representing all of the goodwill in this reporting unit. We also identified one reporting unit in the TSS segment with goodwill totaling $11.4 million with a fair value in excess of its carrying value of less than 20%. Although we believe our assumptions regarding future revenue, costs and operating margins are reasonable for this reporting unit, they are subject to uncertainty. Accordingly, it is reasonably possible that business performance for this reporting unit could be below our expectations and the goodwill for this operating unit could become impaired.

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

        We utilize two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis at July 2, 2012, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

        Contingent Consideration.    Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as "Estimated earn-out liabilities" when the related operating income thresholds have been achieved, and a corresponding increase in goodwill is recorded. These contingent earn-out payments are reflected as cash flows used in investing activities on the consolidated statements of cash flows in the period paid.

        For acquisitions consummated in or after fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Other long-term liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

        We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (See Note 2, "Basis of Presentation and Preparation – Fair Value of Financial Instruments" of the "Notes to Consolidated Financial Statements" included in Item 8. We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

Income Taxes

        We file a consolidated U.S. federal income tax return and combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the deferred tax assets at September 30, 2012, will be realized.

        According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For more information related to our unrecognized tax benefits, see Note 7, "Income Taxes," of the "Notes to Consolidated Financial Statements" included in Item 8.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of recent accounting standards and the effect they could have on the consolidated financial statements, see Note 2, "Basis of Presentation and Preparation," of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar ("CAD").

        We are exposed to interest rate risk under our Credit Agreement. We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations. At September 30, 2012, we had $79.2 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.15% per annum.

        Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For fiscal 2012, we had foreign currency gains of $0.1 million compared to foreign currency losses of $1.3 million in fiscal 2011. The fiscal 2011 losses were primarily attributable to intercompany balances from transactions between and advances made to foreign affiliates denominated in currencies other than the U.S. dollar, and the weakening of the values of certain foreign currencies relative to the U.S. dollar in the fourth quarter of fiscal 2011. These gains and losses were recognized as part of SG&A expenses in our consolidated statements of income.

        We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in the reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD. For fiscal 2012 and 2011, 24.5% and 23.2% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD. For fiscal 2012, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $26.3 million compared to a reduction in equity of $14.0 million in fiscal 2011. These amounts were recognized as an adjustment to equity through other comprehensive income.

        In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD. In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matured on January 27, 2012. In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014. In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million. Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory notes from changes in foreign currency exchange rates. For more information, see Note 14, "Other Fair Value Measurements" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries at September 30, 2012 and October 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 14, 2012

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2012	October 2, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,848	$90,494
Accounts receivable – net	700,480	657,179
Prepaid expenses and other current assets	48,168	84,612
Income taxes receivable	5,817	6,817

Total current assets	859,313	839,102

PROPERTY AND EQUIPMENT – NET	74,309	77,536
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	3,279	3,454
GOODWILL	635,958	569,414
INTANGIBLE ASSETS – NET	74,231	81,053
OTHER ASSETS	23,940	23,429

TOTAL ASSETS	$1,671,030	$1,593,988

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$154,003	$164,819
Accrued compensation	128,086	110,937
Billings in excess of costs on uncompleted contracts	90,909	84,754
Deferred income taxes	20,809	22,870
Current portion of long-term debt	2,031	2,556
Estimated contingent earn-out liabilities	35,407	64,119
Other current liabilities	72,549	81,654

Total current liabilities	503,794	531,709

DEFERRED INCOME TAXES	24,268	25,394
LONG-TERM DEBT	81,047	144,868
OTHER LONG-TERM LIABILITIES	42,054	36,767
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 30, 2012, and October 2, 2011	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 63,837 and 62,495 shares at September 30, 2012, and October 2, 2011, respectively	638	625
Additional paid-in capital	433,009	399,420
Accumulated other comprehensive income	31,017	4,754
Retained earnings	554,306	449,926

Tetra Tech stockholders' equity	1,018,970	854,725
Noncontrolling interests	897	525

TOTAL EQUITY	1,019,867	855,250

TOTAL LIABILITIES AND EQUITY	$1,671,030	$1,593,988

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010

Revenue	$2,711,075	$2,573,144	$2,201,232
Subcontractor costs	(689,005)	(780,817)	(741,002)
Other costs of revenue	(1,663,065)	(1,454,374)	(1,172,542)
Selling, general and administrative expenses	(211,884)	(193,286)	(163,479)
Contingent consideration – fair value adjustments	19,246	1,755	265

Operating income	166,367	146,422	124,474
Interest income	873	879	801
Interest expense	(6,444)	(6,809)	(2,188)

Income before income tax expense	160,796	140,492	123,087
Income tax expense	(56,064)	(47,510)	(46,268)

Net income including noncontrolling interests	104,732	92,982	76,819
Net income attributable to noncontrolling interests	(352)	(2,943)	–

Net income attributable to Tetra Tech	$104,380	$90,039	$76,819

Earnings per share attributable to Tetra Tech:
Basic	$1.65	$1.45	$1.25

Diluted	$1.63	$1.43	$1.24

Weighted-average common shares outstanding:
Basic	63,217	62,053	61,430

Diluted	63,934	62,775	62,087

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended October 3, 2010, October 2, 2011, and September 30, 2012
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2009	61,257	$613	$350,571	$12,226	$283,068	$646,478	$–	$646,478
Comprehensive income:
Net income					76,819	76,819		76,819
Foreign currency translation adjustment				6,874		6,874		6,874
Foreign currency hedge				(337)		(337)		(337)

Comprehensive income						83,356		83,356

Stock-based compensation			10,178			10,178		10,178
Stock options exercised	291	3	2,510			2,513		2,513
Shares issued for Employee Stock Purchase Plan	207	2	4,740			4,742		4,742
Tax benefit for stock options			866			866		866

BALANCE AT OCTOBER 3, 2010	61,755	618	368,865	18,763	359,887	748,133	–	748,133
Comprehensive income:
Net income					90,039	90,039	2,943	92,982
Foreign currency translation adjustment				(14,447)		(14,447)	492	(13,955)
Foreign currency hedge				438		438		438

Comprehensive income						76,030	3,435	79,465

Adjustments for consolidation of variable interest entities							670	670
Noncontrolling interest from business acquisitions							438	438
Acquisition of noncontrolling interests			6,883			6,883	(2,316)	4,567
Distributions paid to noncontrolling interests							(1,702)	(1,702)
Stock-based compensation			10,582			10,582		10,582
Stock options exercised	443	4	8,000			8,004		8,004
Shares issued for Employee Stock Purchase Plan	297	3	5,246			5,249		5,249
Tax benefit for stock options			(156)			(156)		(156)

BALANCE AT OCTOBER 2, 2011	62,495	625	399,420	4,754	449,926	854,725	525	855,250
Comprehensive income:
Net income					104,380	104,380	352	104,732
Foreign currency translation adjustment				26,457		26,457	29	26,486
Foreign currency hedge				(194)		(194)		(194)

Comprehensive income						130,643	381	131,024

Distributions paid to noncontrolling interests							(9)	(9)
Stock-based compensation			10,839			10,839		10,839
Stock options exercised	1,053	10	17,525			17,535		17,535
Shares issued for Employee Stock Purchase Plan	289	3	5,297			5,300		5,300
Tax benefit for stock options			(72)			(72)		(72)

BALANCE AT SEPTEMBER 30, 2012	63,837	$638	$433,009	$31,017	$554,306	$1,018,970	$897	$1,019,867

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$104,732	$92,982	$76,819
Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Depreciation and amortization	56,902	55,684	33,491
Loss on settlement of foreign currency forward contract	286	293	28
Equity in earnings of unconsolidated joint ventures	(2,916)	(4,877)	(1,184)
Distributions of earnings from unconsolidated joint ventures	3,194	4,802	1,689
Stock-based compensation	10,839	10,582	10,178
Excess tax benefits from stock-based compensation	(624)	(104)	(754)
Deferred income taxes	(5,512)	1,720	11,641
Provision for doubtful accounts	4,768	3,733	7,179
Impairment of goodwill	914	–	–
Fair value adjustments to contingent consideration	(19,246)	(1,755)	(265)
Fair value adjustment to assets held for sale	3,437	–	–
Foreign exchange (gain) loss	(139)	1,288	(205)
Lease termination costs	1,261	1,281	–
Loss (gain) on disposal of property and equipment	191	(231)	(1,480)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(39,960)	2,046	(23,161)
Prepaid expenses and other assets	26,284	(28,324)	5,770
Accounts payable	(14,529)	(34,013)	(10,002)
Accrued compensation	15,678	11,157	4,582
Billings in excess of costs on uncompleted contracts	2,425	(1,669)	(19,957)
Other liabilities	7,371	6,475	9,855
Income taxes receivable/payable	2,665	10,553	2,618

Net cash provided by operating activities	158,021	131,623	106,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,106)	(18,901)	(21,584)
Payments for business acquisitions, net of cash acquired	(55,014)	(269,996)	(78,905)
Payment in settlement of foreign currency forward contract	(4,192)	(4,216)	(3,960)
Receipt in settlement of foreign currency forward contract	3,906	3,923	3,932
Change in restricted cash	–	(5,000)	–
Investments in unconsolidated joint ventures	(430)	(530)	–
Proceeds from sale of property and equipment	1,037	879	3,128

Net cash used in investing activities	(79,799)	(293,841)	(97,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(120,792)	(43,047)	(2,673)
Proceeds from borrowings	52,672	67,618	120,000
Payments of earn-out liabilities	(18,055)	–	–
Distributions paid to noncontrolling interests	(9)	(1,702)	–
Excess tax benefits from stock-based compensation	624	104	754
Net proceeds from issuance of common stock	18,166	8,378	3,353

Net cash (used in) provided by financing activities	(67,394)	31,351	121,434

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,526	428	861
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,354	(130,439)	131,748
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	90,494	220,933	89,185

CASH AND CASH EQUIVALENTS AT END OF YEAR	$104,848	$90,494	$220,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,279	$4,226	$1,287
Income taxes, net of refunds received	$58,126	$33,715	$32,407

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        We are a leading provider of consulting, engineering, program management, construction management, construction and technical services that focuses on addressing fundamental needs for water, the environment, energy, infrastructure and natural resources. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.

2.     Basis of Presentation and Preparation

        Principles of Consolidation and Presentation.    The accompanying consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. Certain prior year amounts for Tetra Tech, Inc. and its reportable segments have been revised to conform to the current year presentation. These revisions include reclassification of $7.8 million of expenses that were previously reported in "Other costs of revenue" to be part of "Selling, general and administrative expenses" for fiscal 2011. In the first quarter of fiscal 2012, we re-aligned certain operating activities in our reportable segments to improve organizational effectiveness and efficiency by better aligning operations with similar client types, project types and financial metrics (see Note 17, "Reportable Segments," for further discussion). All significant intercompany balances and transactions have been eliminated in consolidation.

        Fiscal Year.    We report results of operations based on 52 or 53-week periods ending near September 30 of each year. Fiscal years 2012, 2011 and 2010 contained 52, 52 and 53 weeks, respectively.

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

        If estimated total costs on any contract indicate a loss, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to revenue; estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, liquidated damages, anticipated losses, and other revisions are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects may be material depending on the size of the project or the adjustment.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

        Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. Restricted cash of $5.0 million was included in "Prepaid expenses and other current assets" on both consolidated balance sheets at fiscal 2012 and 2011 year-ends. For cash held by our consolidated joint ventures, see Note 15, "Joint Ventures."

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

        Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 30, 2012 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's judgment regarding our operating performance related to the adequacy of the services performed and delivered, the status of change orders and claims, our experience settling change orders and claims, and the financial condition of our clients. Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

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

        Variable Interest Entities.    At the beginning of fiscal 2011, we adopted an accounting standard that requires us to perform an analysis to determine whether our variable interests give us a controlling financial interest in a variable interest entity ("VIE") and whether we should therefore consolidate the VIE. This analysis requires us to assess whether we have the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. This guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and significantly enhances disclosures.

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

        A majority of our joint ventures are unconsolidated VIEs because we are not the primary beneficiary of those joint ventures. In some cases, we consolidate VIEs because we are the primary beneficiary of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

those joint ventures. In fiscal 2012, there are no changes in the status of the VIEs and no changes to the primary beneficiary designation of each VIE. Accordingly, we determined that none of the unconsolidated joint ventures should be consolidated and none of the consolidated joint ventures should be de-consolidated.

        Business Combinations.    The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Transaction costs associated with business combinations are expensed as they are incurred.

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

        We perform our annual goodwill testing on the first day of our fiscal fourth quarter (July 2, 2012, in fiscal 2012). Our reporting units for goodwill impairment testing are the components one level below our reportable segments. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

        Contingent Consideration.    Most of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. For acquisitions

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

completed prior to fiscal 2010, contingent earn-out payments are accrued as "Estimated earn-out liabilities" when the related operating income thresholds have been achieved, and a corresponding increase in goodwill is recorded. These contingent earn-out payments are reflected as cash flows used in investing activities on the consolidated statements of cash flows in the period paid.

        For acquisitions consummated in or after fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Other long-term liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

        Assets Held for Sale.    Assets that meet the held for sale classification criteria are valued at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying amount of the asset exceeds its estimated fair value less cost to sell, an impairment loss is recognized. Depreciation, depletion, and amortization expense is not recorded on assets once they are classified as held for sale.

        Fair Value of Financial Instruments.    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. Any borrowings under our revolving credit facility approximate fair value because the interest rates are based upon variable reference rates. Certain other assets and liabilities, such as contingent earn-out liabilities, assets held for sale and forward foreign exchange contracts that we purchased as cash-flow hedges, are required to be carried in our consolidated financial statements at fair value.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

        We perform fair value measurements in accordance with the Financial Accounting Standard Board's ("FASB") guidance on "Fair Value Measurements and Disclosures." This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three levels:

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

        Stock-Based Compensation.    We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period of the award. We estimate the fair value of options and stock purchase rights granted using the Black-Scholes option pricing model. The fair value of restricted stock grants is estimated at the grant date using the market price of the underlying common stock at the date of grant. The assumptions used in computing the fair value of stock-based payments reflect our estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based on historical daily price changes of our stock for a period that approximates the current expected term of the awards, in addition to recent option market activity. For performance-based awards, our expected performance is reviewed to determine the percentage of shares pursuant to the award in accordance with our Executive Compensation Policy. The expected term is the number of years we estimate that the award will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

        Income Taxes.    We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies.

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

        Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 26% and 32% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2012 and 2011 year-ends, respectively. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses.

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

        Recently Adopted and Issued Accounting Guidance.    In January 2010, the FASB issued updated accounting guidance that amends the disclosure requirements with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. Part of this guidance was effective for us in the first quarter of fiscal 2011. We adopted the additional requirement on Level 3 fair value measurements on October 3, 2011. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

        In December 2010, the FASB issued updated accounting guidance to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted the disclosures on October 3, 2011, and it did not have an impact on our consolidated financial statements.

        In May 2011, the FASB issued updated guidance to improve comparability of fair value measurements between U.S. GAAP and International Financial Reporting Standards. This update amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The updated guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the updated guidance in the second quarter of fiscal 2012 and it did not have an impact on our consolidated financial statements.

        In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Additionally, in December 2011, the FASB issued new guidance to defer the effective date pertaining to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in the original guidance for the presentation of reclassification adjustments must continue to be followed. This new guidance is effective for the first quarter of fiscal 2013 on a retrospective basis.

        In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Basis of Presentation and Preparation (Continued)

than not that its fair value is less than its carrying amount. The updated guidance is effective in fiscal year 2013. Early adoption is permitted; however, we have not yet adopted it. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards. This updated guidance will be effective for the first quarter of fiscal 2014 on a retrospective basis and we are evaluating the impact on our consolidated financial statements.

3.     Accounts Receivable – Net

        Net accounts receivable and billing in excess of costs on uncompleted contracts consisted of the following at September 30, 2012, and October 2, 2011:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
	(in thousands)

Billed	$362,331	$364,779
Unbilled	355,793	309,091
Contract retentions	17,908	15,553

Total accounts receivable – gross	736,032	689,423
Allowance for doubtful accounts	(35,552)	(32,244)

Total accounts receivable – net	$700,480	$657,179

Current billings in excess of costs on uncompleted contracts	$90,909	$84,754
Non-current billings in excess of costs on uncompleted contracts	4,410	5,832

Total billings in excess of costs on uncompleted contracts	$95,319	$90,586

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 30, 2012 are expected to be billed and collected within 12 months. Unbilled accounts receivable at September 30, 2012 and October 2, 2011, include approximately $21 million and $16 million, respectively, related to claims, and requests for equitable adjustment on contracts that provide for price redetermination primarily with U.S. federal government agencies. These amounts are management's estimate of the most probable amount to be realized upon the conclusion of the claims settlement process. We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when collection is deemed to have changed. No material losses were recognized related to the collectability of claims during fiscal 2012 and 2011. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Accounts Receivable – Net (Continued)

completed, which may be several months or years. The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months. The non-current billings in excess of costs on uncompleted contracts were reported as part of our "Other long-term liabilities" on our consolidated balance sheets.

        Billed accounts receivable related to U.S. federal government contracts were $65.9 million and $88.5 million at September 30, 2012 and October 2, 2011, respectively. U.S. federal government unbilled receivables, net of progress payments, were $100.4 million and $102.7 million at September 30, 2012 and October 2, 2011, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 30, 2012 and October 2, 2011.

4.     Mergers and Acquisitions

        In fiscal 2010, we made certain acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS, TSS and RCM segments. The aggregate purchase price for fiscal 2010 acquisitions was $107.3 million as of the respective acquisition dates, of which $86.6 million was paid to the sellers and $20.7 million was the estimated fair value of contingent earn-out liabilities on acquisition with an aggregate maximum of $26.7 million upon the achievement of specified financial objectives.

        At the beginning of the first quarter of fiscal 2011, we acquired all of the outstanding capital stock of BPR, Inc. ("BPR"), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expanded our geographic presence in eastern Canada, and enabled us to provide clients with additional services throughout Canada. BPR is part of our ECS segment. The estimated fair value of the purchase price was $185.7 million as of the acquisition date, of which payments of $157.0 million were financed with borrowings under our credit facility and available cash resources and $28.7 million was the estimated fair value of contingent earn-out liabilities on acquisition with a maximum of $39.2 million upon the achievement of specified financial objectives over a two-year period from the acquisition date. The goodwill related to the BPR acquisition represented the value paid for the assembled work force, the international geographic presence in eastern Canada, and engineering and consulting

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

expertise. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)

Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)

Net assets acquired	$185,679

        In fiscal 2011, we made other acquisitions that further enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments. The aggregate purchase price for these acquisitions was $100.3 million as of the respective acquisition dates. Of this amount, $68.7 million was paid to the sellers, $4.5 million was accrued in accordance to the purchase agreements and $26.9 million was the estimated fair value of contingent earn-out obligations with an aggregate maximum of $32.3 million upon the achievement of specified financial objectives.

        In fiscal 2012, we made acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments. The aggregate purchase price for these acquisitions was $63.2 million as of the respective acquisition dates. Of this amount, $42.2 million was paid to the sellers, $2.0 million was accrued in accordance to the purchase agreements and $19.0 million was the estimated fair value of contingent earn-out obligations with an aggregate maximum of $20.0 million upon the achievement of specified financial objectives.

        Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and synergies expected to arise after the acquisitions. The results of these acquisitions were included on the consolidated financial statements from their respective closing dates. None of the acquisitions were considered material, individually or in the aggregate, for the respective reporting periods. As a result, no pro forma information has been provided. The purchase price allocations related to fiscal 2012 acquisitions are preliminary, and subject to adjustment, based on the valuation and final determination of net assets acquired. We do not believe that any adjustments will have a material effect on the consolidated results of operations.

        The aggregate current estimated earn-out liabilities of $35.4 million and $64.1 million are reported in "Estimated contingent earn-out liabilities," and the aggregate non-current estimated earn-out liabilities of $16.1 million and $11.0 million are reported in "Other long-term liabilities" on the consolidated balance sheets at September 30, 2012 and October 2, 2011, respectively. Each contingent consideration is based on future operating income, and its fair value is estimated by management assessing the probability of the results being achieved in the future. At September 30, 2012, there was a maximum of $3.0 million of contingent consideration remaining for acquisitions completed prior to fiscal 2010 that will be recorded as an addition to goodwill if earned. At September 30, 2012, there was a maximum of $68.4 million of contingent consideration remaining for acquisitions completed in or after fiscal 2010.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mergers and Acquisitions (Continued)

        Every quarter-end, we re-measure the fair value of our contingent earn-out liabilities by re-evaluating the significant unobservable inputs and probability weightings in our discounted income valuation models. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in operating income. During fiscal 2012, 2011 and 2010, we recorded a net decrease in our contingent earn-out liabilities and reported related net gains in operating income of $19.2 million ($17.3 million in the fourth quarter), $1.8 million and $0.3 million, respectively, as a result of re-measurements of fair value. In each case, subsequent to the acquisition date, we determined that the related acquired companies would achieve operating income different than the estimated level used to calculate the fair value. On a net basis, the updated estimates of operating income were lower than the original projections. The $17.3 million net decrease in our contingent earn-out liabilities in the fourth quarter of fiscal 2012 included $12.5 million related to our determination in that quarter that one of our acquisitions in the TSS segment would not achieve the operating income we previously expected for the earn-out period. The remaining fourth quarter net earn-out adjustments primarily related to several of our recent acquisitions in the ECS segment for which the earn-out periods concluded in the fourth quarter of fiscal 2012. Although certain acquired operating units with contingent earn-outs are currently expected to or did achieve lower operating income than we estimated at the time of acquisition, their results, projected earnings and related cash flows did not result in goodwill impairment.

        The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Beginning balance (at fair value)	$75,159	$20,504	$–
Estimated earn-out liabilities for acquisitions during the fiscal year	18,981	55,622	20,708
Earn-out liabilities for acquisitions completed prior to fiscal 2010	9,974	21,978	13,591
Increases due to re-measurement of fair value reported in interest expense	1,374	1,612	156
Net decreases due to re-measurement of fair value reported as gains in operating income	(19,246)	(1,755)	(265)
Currency translation adjustments	3,027	(743)	(95)
Earn-out payments:
Reported as cash used in operating activities	(601)	–	–
Reported as cash used in investing activities	(11,773)	(22,059)	(13,591)
Reported as cash used in financing activities	(18,055)	–	–
Settlement of receivables due from sellers	(7,301)	–	–

Ending balance (at fair value)	$51,539	$75,159	$20,504

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Goodwill and Intangibles

        The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	EAS	RCM	Total
	(in thousands)

Balance at October 3, 2010	$244,616	$68,661	$17,210	$63,935	$394,422
Goodwill additions	149,193	11,469	–	–	160,662
Currency translation adjustments	(3,486)	–	–	–	(3,486)
Goodwill adjustments	15,355	1,961	500	–	17,816

Balance at October 2, 2011	405,678	82,091	17,710	63,935	569,414
Inter-segment transfers	(29,338)	45,435	–	(16,097)	–
Goodwill additions	5,245	31,201	–	1,945	38,391
Currency translation adjustments	18,910	–	–	–	18,910
Goodwill adjustments	10,122	35	–	–	10,157
Goodwill impairment	–	–	(914)	–	(914)

Balance at September 30, 2012	$410,617	$158,762	$16,796	$49,783	$635,958

        Goodwill additions are attributable to acquisitions described in Note 4, "Mergers and Acquisitions," for the respective fiscal years. Substantially all of the goodwill additions are not deductible for income tax purposes. Currency translation adjustments related to our foreign subsidiaries with functional currencies that are different than our reporting currency. Goodwill adjustments resulted primarily from earn-out payments and accruals associated with acquisitions consummated prior to fiscal 2010, which are accounted for as goodwill adjustments under previous accounting rules. Inter-segment transfers related to the realignment of certain operating activities in our reportable segments in the first quarter of fiscal 2012. For more information regarding the fiscal 2012 realignment, see Note 17, "Reportable Segments." A goodwill impairment charge of $0.9 million was recognized in the fourth quarter of fiscal 2012 for a reporting unit in the EAS segment. This reporting unit reported lower than planned operating income during the fourth quarter of fiscal 2012, and projected future operating losses and negative cash flows. The impairment represented all of the goodwill for this reporting unit.

        Gross amount of goodwill for the EAS segment was $122.7 million for both fiscal 2012 and 2011 year-ends. We recorded impairment charges of $105.0 million in fiscal 2005 and $0.9 million in fiscal 2012. Accordingly, accumulated impairment losses for this segment were $105.9 million and $105.0 million for September 30, 2012 and October 2, 2011, respectively. There were no impairment charges in the other reportable segments.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Goodwill and Intangibles (Continued)

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 30, 2012			October 2, 2011
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.3	$5,467	$(4,685)	$5,175	$(3,430)
Client relations	5.6	99,096	(31,477)	81,619	(17,951)
Backlog	1.1	59,931	(55,908)	52,938	(39,452)
Technology and trade names	3.8	3,034	(1,227)	2,684	(530)

Total		$167,528	$(93,297)	$142,416	$(61,363)

        In fiscal 2012, the increases in gross amounts are attributable to the fiscal 2012 acquisitions described in Note 4, "Mergers and Acquisitions" and, to a lesser extent, foreign currency translation adjustments. Amortization expense for these intangible assets for fiscal 2012, 2011 and 2010 was $29.6 million, $28.0 million and $12.7 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)

2013	$17,834
2014	14,272
2015	13,229
2016	11,617
2017	9,563
Beyond	7,716

Total	$74,231

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Property and Equipment

        The property and equipment consisted of the following:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
	(in thousands)

Land and buildings	$5,537	$11,729
Equipment, furniture and fixtures	177,710	160,644
Leasehold improvements	26,180	23,304

Total property and equipment	209,427	195,677
Accumulated depreciation	(135,118)	(118,141)

Property and equipment, net	$74,309	$77,536

        The depreciation expense related to property and equipment, including assets under capital leases, was $26.7 million, $27.1 million and $20.4 million for fiscal 2012, 2011 and 2010, respectively.

        During the fourth quarter of fiscal 2012, one of our properties met the held for sale classification criteria at fiscal 2012 year-end. This property consists of land and a building at a net book value of $5.8 million. We estimated the fair value of this property using market values for similar properties, and this is considered a Level 3 measurement as defined in FASB's guidance on "Fair Value Measurements and Disclosures." After adjustment to fair value, the $2.4 million carrying value of this property has been reclassified to "Prepaid expenses and other current assets" in the consolidated balance sheet at September 30, 2012. Additionally, we recorded the related non-cash impairment charge of $3.4 million in our corporate "Selling, general and administrative expenses" in the consolidated statement of income for fiscal 2012.

7.     Income Taxes

        The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Income before income taxes:
United States	$141,035	$126,912	$119,729
Foreign	19,761	13,580	3,358

Total income before income taxes	$160,796	$140,492	$123,087

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

        Income tax expense consisted of the following:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Current:
Federal	$46,058	$30,246	$28,538
State	6,949	5,948	5,489
Foreign	8,569	9,596	600

Total current income tax expense	61,576	45,790	34,627

Deferred:
Federal	(200)	6,755	9,978
State	(622)	1,069	1,951
Foreign	(4,690)	(6,104)	(288)

Total deferred income tax expense (benefit)	(5,512)	1,720	11,641

Total income tax expense	$56,064	$47,510	$46,268

        Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 30, 2012		October 2, 2011		October 3, 2010
	($ in thousands)

Tax at federal statutory rate	$56,278	35.0%	$49,172	35.0%	$43,080	35.0%
State taxes, net of federal benefit	4,932	3.1	4,376	3.1	4,787	3.9
R&E credits	(360)	(0.2)	(1,689)	(1.2)	(400)	(0.3)
Domestic production deduction	(774)	(0.5)	(770)	(0.6)	(714)	(0.6)
Tax differential on foreign earnings	(4,444)	(2.8)	(4,140)	(3.0)	(863)	(0.7)
Contingent consideration adjustments	(1,552)	(1.0)	–	–	–	–
Valuation allowance	2,512	1.6	–	–	786	0.6
Other	(528)	(0.3)	561	0.5	(408)	(0.3)

Total income tax expense	$56,064	34.9%	$47,510	33.8%	$46,268	37.6%

        Our fiscal year 2012 effective tax rate was 34.9% compared to 33.8% for fiscal 2011. The higher effective tax rate resulted primarily from the non-extension of R&E credits subsequent to December 31, 2011. The R&E credits expired on December 31, 2011 for federal purposes but California R&E credits are still available. We are currently under examination by the IRS for the fiscal years 2005 through 2009, and by the California Franchise Tax Board for fiscal years 2004 through 2005, with respect to R&E credits.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004.

        Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
	(in thousands)

Deferred Tax Asset:
State taxes	$975	$765
Reserves and contingent liabilities	4,689	5,271
Allowance for doubtful accounts	2,039	5,876
Accrued liabilities	13,298	16,974
Stock-based compensation	10,980	10,057
Loss carry-forwards	2,926	388
Valuation allowance on loss carry-forwards	(2,512)	–

Total deferred tax asset	32,395	39,331

Deferred Tax Liability:
Unbilled revenue	(45,417)	(47,858)
Prepaid expense	(2,251)	(3,950)
Intangibles	(21,695)	(26,128)
Cash-to-accrual adjustments	–	(262)
Property and equipment	(8,109)	(9,397)

Total deferred tax liability	(77,472)	(87,595)

Net deferred tax liability	$(45,077)	$(48,264)

        We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets at September 30, 2012. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in India for which a valuation allowance of $2.5 million has been provided.

        At September 30, 2012, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $37.0 million are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Income Taxes (Continued)

        At September 30, 2012, we had $24.1 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2012 were $18.5 million of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Beginning balance	$25,940	$21,806	$20,530
Additions for current year tax positions	6,273	8,007	6,895
Additions for prior year tax positions	19	2,554	2,720
Reductions for prior year tax positions	(8,072)	(6,315)	(5,093)
Settlements	(68)	(112)	(3,246)

Ending balance	$24,092	$25,940	$21,806

        We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest expense (net of interest income) accrued at September 30, 2012 and October 2, 2011, was $3.1 million and $3.2 million, respectively.

8.     Long-Term Debt

        Long-term debt consisted of the following:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011
	(in thousands)

Credit facility	$79,233	$143,803
Other	3,845	3,621

Total long-term debt	83,078	147,424
Less: Current portion of long-term debt	(2,031)	(2,556)

Long-term debt, less current portion	$81,047	$144,868

        Our Credit Agreement provides for a $460 million five-year Facility, which includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit. At our election, the Facility may be increased from time to time by an amount up to $140 million in the aggregate, provided that no existing lender is required to commit to any such increased amount. Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany loans. At September 30, 2012, we had $79.2 million in borrowings outstanding at a weighted-average interest rate of 2.15% per annum, $19.0 million in standby letters of credit and $361.8 million in availability under the Facility. We had

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Long-Term Debt (Continued)

$14.2 million in multicurrency borrowings and standby letters of credit under the Facility at September 30, 2012.

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

        In fiscal 2012, other debt includes capital leases of $2.8 million, property and equipment loans of $0.5 million, and a bank overdraft facility of $0.5 million at one of our foreign affiliates. In fiscal 2011, other debt includes capital leases of $1.7 million, property and equipment loans of $1.2 million, and a bank overdraft facility of $0.7 million at one of our foreign affiliates.

        We entered into two letters of credit agreements with two banks to issue up to $30 million in standby letters of credit. In fiscal 2012, we entered into a third letter of credit agreement with a third bank to issue up to $10 million in standby letters of credit. The amount of standby letters of credit outstanding under these facilities at September 30, 2012 was $5.3 million, issued in currencies other than the U.S. dollar.

        The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)

2013	$2,031
2014	848
2015	601
2016	79,598

Total	$83,078

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Leases

        We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2012, 2011 and 2010, we recognized $76.6 million, $71.9 million and $60.9 million of expense associated with operating leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)

2013	$68,573	$1,246
2014	53,595	836
2015	37,823	636
2016	20,340	376
2017	10,727	–
Beyond	7,710	–

Total	$198,768	3,094

Less: Amounts representing interest		(244)

Net present value		$2,850

        We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $1.3 million at corporate in fiscal 2012 and $1.3 million at the RCM segment in fiscal 2011. This amount was initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2017. The RCM contract termination costs are recorded in "Other costs of revenue" and the corporate contract termination costs are recorded in "Selling, general and administrative expenses" on the consolidated statements of income.

10.   Stockholders' Equity and Stock Compensation Plans

        At September 30, 2012, we had the following stock-based compensation plans:

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

  •
  2005 Equity Incentive Plan.  Key employees and non-employee directors may be granted equity awards, including stock options, restricted stock and restricted stock units ("RSUs"), with respect to an aggregate of 6,086,216 shares of our common stock. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

    In accordance with our Executive Compensation Policy, our Compensation Committee has awarded restricted stock to executive officers and non-employee directors under the 2005 Equity Incentive Plan. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based.

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

        The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Total stock-based compensation	$10,839	$10,582	$10,178
Income tax benefit related to stock-based compensation	(4,288)	(3,804)	(3,590)

Stock-based compensation, net of tax benefit	$6,551	$6,778	$6,588

Stock Options

        Stock option activity for the fiscal year ended September 30, 2012 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on October 2, 2011	5,580	$20.93
Granted	458	22.82
Exercised	(976)	18.62
Cancelled	(186)	22.73

Outstanding at September 30, 2012	4,876	$21.50	4.3	$23,201

Vested or expected to vest at September 30, 2012	4,750	$21.53	4.2	$22,475

Exercisable on September 30, 2012	3,115	$20.63	5.9	$17,542

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2012 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 30, 2012. This amount will change based on the fair market value of our stock. At September 30, 2012, we expect to recognize $10.3 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 1.9 years. At September 30, 2012, there were approximately 2.6 million options available for future awards.

        The weighted-average fair value of stock options granted during fiscal 2012, 2011 and 2010 was $8.37, $9.08 and $10.09, respectively. The aggregate intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $6.1 million, $2.3 million and $2.2 million, respectively.

        The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010

Dividend yield	–	–	–
Expected stock price volatility	41.9% - 44.0%	41.8 - 42.7%	42.6 - 43.4%
Risk-free rate of return, annual	0.7% - 1.1%	1.3 - 2.1%	2.0% - 2.5%
Expected life (in years)	4.4 - 5.6	4.8 - 5.5	4.4 - 5.6

        For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2012, 2011 and 2010 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

        Net cash proceeds from the exercise of stock options were $18.2 million, $8.4 million and $3.4 million for fiscal 2012, 2011 and 2010, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2012, 2011 and 2010 was $3.2 million, $1.4 million and $2.0 million, respectively.

Restricted Stock and RSUs

        In fiscal 2012, 2011 and 2010, we awarded 105,567 shares, 94,606 shares and 88,258 shares, respectively, of restricted stock to certain of our executive officers and non-employee directors. Of these 288,431 awards, 10,000 shares were time-based, and are dependent on the officer's continued employment with us, but otherwise vest over a three-year period. The remaining 278,431 shares were performance-based, such that the percentage of awarded shares that ultimately vests, from 0% to 140%, depends on fiscal year earnings per share growth rates for the three fiscal years that end after the award date. In fiscal 2012, 2011 and 2010, an additional 5,305 shares, 8,356 shares and 11,557 shares of restricted stock, respectively, were awarded for performance-based adjustments in excess of 100% vesting. Restricted stock forfeitures result from employment terminations prior to vesting, and from performance-based vesting of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

less than 100%. Forfeited shares return to the pool of authorized shares available for award. As of September 30, 2012, there were 1,251,518 shares available for future awards of restricted stock.

        Restricted stock activity for the fiscal year ended September 30, 2012 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at October 2, 2011	174	$23.14
Granted	111	22.53
Vested	(89)	22.44
Forfeited	(6)	24.30

Nonvested balance at September 30, 2012	190	$23.08

Vested or expected to vest at September 30, 2012	190	$23.08

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

        In the first quarter of fiscal 2012, we also awarded 181,348 RSUs to our employees at the fair value of $22.53 per share on the award date. All of the RSUs have time-based vesting over a four-year period. At September 30, 2012, there were 171,967 shares of RSUs outstanding. Restricted stock unit forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

        The stock-based compensation expense related to restricted stock and RSUs for fiscal years 2012, 2011 and 2010 was $2.2 million, $1.7 million and $1.2 million, respectively, and was included in the total stock-based compensation expense. At September 30, 2012, there was $2.5 million of unrecognized compensation costs related to the restricted stock and RSUs that will be substantially recognized by the end of fiscal 2015.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

        RSU activity for the fiscal year ended September 30, 2012 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at October 2, 2011	–	$–
Granted	181	22.53
Vested	–	–
Forfeited	(9)	22.53

Nonvested balance at September 30, 2012	172	$22.53

ESPP

        The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands, except for purchase price)

Shares purchased	289	246	208
Weighted-average purchase price	$18.35	$21.30	$22.87
Cash received from exercise of purchase rights	$5,300	$5,249	$4,733
Aggregate intrinsic value	$935	$926	$892

        The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010

Dividend yield	-	-	-
Expected stock price volatility	34.7%	38.0%	38.5%
Risk-free rate of return, annual	0.1%	0.3%	0.5%
Expected life (in years)	1	1	1

        For fiscal 2012, 2011 and 2010, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

        Included in stock-based compensation expense for fiscal 2012, 2011 and 2010 was a charge of $0.9 million, $1.0 million and $1.3 million, respectively, related to the ESPP. The unrecognized stock-based

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stockholders' Equity and Stock Compensation Plans (Continued)

compensation costs for awards granted under the ESPP at September 30, 2012, and October 2, 2011, were $0.2 million and $0.3 million, respectively. At September 30, 2012, ESPP participants had accumulated $2.8 million to purchase our common stock.

11.   Retirement Plans

        We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2012, 2011 and 2010, employer contributions to the plans were $14.7 million, $14.1 million and $13.8 million, respectively.

        We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors' fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 30, 2012, and October 2, 2011, the consolidated balance sheets reflect assets of $13.4 million and $11.3 million, respectively, related to the deferred compensation plan in "Other assets," and liabilities of $12.9 million and $10.6 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."

12.   Earnings Per Share

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$104,380	$90,039	$76,819

Weighted-average common shares outstanding – basic	63,217	62,053	61,430
Effect of diluted stock options and unvested restricted stock	717	722	657

Weighted-average common stock outstanding – diluted	63,934	62,775	62,087

Earnings per share attributable to Tetra Tech:
Basic	$1.65	$1.45	$1.25

Diluted	$1.63	$1.43	$1.24

        For fiscal 2012, 2011 and 2010, 1.9 million, 2.6 million and 3.1 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Earnings Per Share (Continued)

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

13.   Comprehensive Income

        Comprehensive income is comprised of net income, translation gains and losses from foreign subsidiaries with functional currencies different than our reporting currency, and unrealized gains and losses on hedging activities. The components of comprehensive income, net of related tax, are as follows:

	Fiscal Year-Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)

Net income including noncontrolling interests	$104,732	$92,982	$76,819
Other comprehensive income:
Foreign currency translation adjustment	26,486	(13,955)	6,874
Foreign currency hedge	(194)	438	(337)

Comprehensive income including noncontrolling interests	131,024	79,465	83,356
Net income attributable to noncontrolling interests	(352)	(2,943)	–
Foreign currency translation adjustment	(29)	(492)	–

Comprehensive income attributable to noncontrolling interests	(381)	(3,435)	–

Comprehensive income attributable to Tetra Tech	$130,643	$76,030	$83,356

14.   Other Fair Value Measurements

        Derivative Instruments.    In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in Canadian dollars ("CAD") and has a fixed rate of interest payable in CAD. In the first quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.0 million at the date of inception) that matured on January 27, 2012. In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013. In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014. In the second quarter of fiscal 2012, we settled one of the foreign currency forward contracts for U.S. $3.9 million. Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts are recorded in "Other comprehensive income". The fair value and the change in the fair value were not material for fiscal 2012, 2011 and 2010. No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Other Fair Value Measurements (Continued)

        Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement as described in Note 2, "Basis of Presentation and Preparation"). The carrying value of our long-term debt approximates fair value at September 30, 2012 and October 2, 2011.

15.   Joint Ventures

Consolidated Joint Ventures

        The aggregate revenue of the consolidated joint ventures was $19.3 million and $74.3 million for fiscal 2012 and 2011, respectively. The revenue decline resulted from our acquisition of the largest consolidated joint venture in fiscal 2011, which was related to the BPR acquisition. Assets and liabilities of these consolidated joint ventures were immaterial at fiscal 2012 and 2011 year-ends. These assets are restricted for use only by those joint ventures and are not available for our general operations. Cash and cash equivalents at September 30, 2012 and October 2, 2011 were $1.6 million and $1.0 million, respectively.

Unconsolidated Joint Ventures

        We account for the majority of our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under "Other costs of revenue" in our consolidated statements of income. For fiscal 2012, 2011 and 2010, we reported $2.9 million, $4.9 million and $1.2 million of equity in earnings of unconsolidated joint ventures, respectively. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment. Future funding commitments for the unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

        The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $19.0 million and $15.7 million, respectively, at September 30, 2012, and $24.0 million and $21.0 million, respectively, at October 2, 2011.

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

        In May 2003, Innovative Technologies Corporation ("ITC") filed a lawsuit in Montgomery County, Ohio against Advanced Management Technology, Inc. ("AMT") and other defendants for misappropriation of trade secrets, among other claims. In June 2004, we purchased all the outstanding shares of AMT. As part of the purchase agreement, the former owners of AMT agreed to indemnify us for all costs and damages related to this lawsuit. In December 2007, the case went to trial and the jury awarded $5.8 million in compensatory damages to ITC. In addition, the jury awarded $17 million in punitive

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Commitments and Contingencies (Continued)

damages to ITC plus reasonable attorneys' fees. In July 2008, the Common Pleas Court of Montgomery County denied AMT's motion for judgment notwithstanding the verdict and conditionally denied AMT's motion for a new trial. Further, the court remitted the verdict to $2.0 million in compensatory damages and $5.8 million in punitive damages. ITC accepted the remittitur, and AMT appealed. The appellate court remanded the matter to the trial court for ruling on ITC's motion for prejudgment interest and attorneys' fees. In December 2009, the trial court awarded ITC $2.9 million in attorneys' fees and costs, and denied ITC's motion for prejudgment interest. AMT appealed the trial court's decision awarding compensatory and punitive damages, and attorneys' fees and costs. ITC cross-appealed the trial court's decision to remit the jury verdict and the trial court's denial of prejudgment interest. On October 28, 2011, the court of appeals issued its decision and affirmed the trial court's rulings. ITC has filed a motion seeking additional attorneys' fees which is pending. In December 2011, AMT appealed the court of appeals decision to the Ohio Supreme Court which declined to accept the appeal. On April 5, 2012, AMT paid the judgment in the amount of $14.4 million, including all post-judgment interest, in full. The former owners of AMT honored their indemnification agreement and reimbursed us in full for the amount paid in satisfaction of the judgment.

        On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption. BPR Triax generates approximately $7 million in annual revenue. BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec. The preliminary hearing for this matter is scheduled to begin in February 2013. We have conducted an internal investigation concerning this matter and we believe the allegations are limited to activities at BPR Triax prior to our acquisition of BPR Inc. in October 2010. The financial impact to us is unknown at this time.

17.   Reportable Segments

        In the first quarter of fiscal 2012, we implemented organizational changes that resulted in a realignment of certain operating activities in our reportable segments. This realignment resulted from the organic growth of new activities in a component of an existing reportable segment due to changing business conditions. These activities are not regularly reviewed by our Chief Operating Decision Maker to assess performance or make decisions about the resources to be allocated to them and do not individually meet the definition of a reportable segment. The changes were intended to improve organizational effectiveness and efficiency by better aligning operations with similar characteristics such as client types, project types, required resources and financial metrics. Prior year amounts have been reclassified to conform to the current year presentation.

        In the fourth quarter of fiscal 2012, we initiated the execution of the reorganization of our operations to improve future growth and profitability. These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management. We also decided to exit certain unprofitable business activities. Specifically, this reorganization included the elimination of the EAS reportable segment effective at the beginning of fiscal 2013. Operating activities previously reported in this segment have been realigned with operations with similar client types, project types and financial metrics in the ECS and TSS segments. Segment results on a prospective basis will be revised consistent with the new organization structure. Prior period amounts will be restated to conform to the new presentation beginning in fiscal 2013.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

        Our reportable segments were as follows for fiscal 2012:

        Engineering and Consulting Services.    ECS provides front-end science, consulting engineering services and project management in the areas of surface water management, solid waste management, mining, geotechnical sciences, arctic engineering, industrial process and oil sands, and information technology.

        Technical Support Services.    TSS advises clients through the study, design and implementation phases of projects. TSS provides management consulting services and strategic direction in the areas of environmental assessments/hazardous waste management; climate change; international development; international reconstruction and stabilization; energy; oil and gas; and technical government consulting.

        Engineering and Architecture Services.    EAS provides engineering and architecture design services, together with technical and program administration services for projects related to water infrastructure, transportation, and buildings and facilities. Beginning in fiscal 2013, the EAS operations were re-assigned to the ECS and TSS business segments. The water and transportation infrastructure services were aligned with related services in ECS, and the buildings and facilities activities were aligned with complementary energy efficiency and international development services in TSS.

        Remediation and Construction Management.    RCM provides full-service support to all of our client sectors including the U.S. federal government, in the U.S. and internationally, and commercial clients worldwide. We provide construction and construction management services in the areas of environmental remediation, infrastructure development, energy, and oil and gas.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

        The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)
Revenue
ECS	$1,036,588	$930,067	$536,384
TSS	919,862	867,130	829,231
EAS	318,755	308,112	294,112
RCM	621,957	604,651	651,595
Elimination of inter-segment revenue	(186,087)	(136,816)	(110,090)

Total revenue	$2,711,075	$2,573,144	$2,201,232

Operating Income
ECS	$88,091	$88,135	$48,582
TSS	67,411	59,113	54,822
EAS	12,485	22,597	12,194
RCM	22,374	13,183	30,243
Corporate(1)	(23,994)	(36,606)	(21,367)

Total operating income	$166,367	$146,422	$124,474

Depreciation
ECS	$8,887	$10,786	$5,503
TSS	2,801	2,822	2,199
EAS	1,665	1,814	2,100
RCM	10,233	8,775	7,850
Corporate	3,065	2,941	2,750

Total depreciation	$26,651	$27,138	$20,402

(1)
Corporate includes amortization of intangibles, other costs and other income not allocable to segments. Amortization expense for fiscal 2012, 2011 and 2010 was $29.6 million, $28.0 million and $12.7 million, respectively. Corporate results also included income for fair value adjustments to contingent consideration liabilities of $19.2 million, $1.8 million and $0.3 million for fiscal 2012, 2011 and 2010, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

	September 30, 2012	October 2, 2011
	(in thousands)
Total Assets
ECS	$877,919	$767,347
TSS	558,575	505,198
EAS	113,201	111,555
RCM	310,991	296,361
Assets not allocated to segments and intercompany eliminations(1)	(189,656)	(86,473)

Total assets	$1,671,030	$1,593,988

(1)
Assets not allocated to segments include goodwill, intangible assets, deferred income taxes, and certain other assets.

Geographic Information

	Fiscal Year Ended
	September 30, 2012		October 2, 2011		October 3, 2010
	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)	Revenue	Long-Lived Assets(2)
	(in thousands)

United States	$2,046,700	$100,958	$1,976,452	$102,316	$1,991,758	$121,611
Foreign countries(1)	664,375	70,010	596,692	78,198	209,474	15,873

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients. Long-lived assets consist primarily of amounts from our Canadian operations.
(2)
Excludes goodwill and intangible assets.

Major Clients

        Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue. All of our segments generated revenue from all client sectors.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Reportable Segments (Continued)

        The following table presents our revenue by client sector:

	Fiscal Year Ended
	September 30, 2012	October 2, 2011	October 3, 2010
	(in thousands)
Client Sector
International(1)	$664,375	$596,692	$209,474
U.S commercial	718,457	577,782	523,723
U.S. federal government(2)	1,008,424	1,115,729	1,142,082
U.S. state and local government	319,819	282,941	325,953

Total	$2,711,075	$2,573,144	$2,201,232

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. government contracts performed outside the United States.

18.   Quarterly Financial Information – Unaudited

        In the opinion of management, the following unaudited quarterly data for fiscal years ended September 30, 2012 and October 2, 2011 reflect all adjustments necessary for a fair statement of the results of operations.

        In the fourth quarter of fiscal 2012, operating income was adversely impacted by $16.9 million of costs related to the reorganization of our operations as described in Note 17, "Reportable Segments." These costs included $6.4 million of compensation-related expenses for severance and employee retention. In addition, we recorded $4.4 million (see Note 6, "Property and Equipment") of lease exit costs, fixed asset write-downs and other long-lived asset impairments associated with office space reductions and relocations. Further, we incurred operational losses of $5.2 million for winding down certain India-based activities that are no longer supported by our reorganized business model. We also identified one small reporting unit in the EAS segment in which goodwill was impaired that resulted in a $0.9 million non-cash goodwill impairment charge. Fourth quarter fiscal 2012 operating income also included net gains of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Quarterly Financial Information – Unaudited (Continued)

$17.3 million related to changes in the estimated fair value of our contingent earn-out liabilities. See Note 4, "Mergers and Acquisitions" for further discussion.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2012
Revenue	$682,627	$624,345	$684,698	$719,405
Operating income	36,093	35,543	46,261	48,470
Net income attributable to Tetra Tech	22,610	22,284	29,054	30,432
Earnings per share attributable to Tetra Tech(1):
Basic	$0.36	$0.35	$0.46	$0.48

Diluted	$0.36	$0.35	$0.45	$0.47

Weighted-average common shares outstanding:
Basic	62,433	63,072	63,387	63,623

Diluted	63,068	63,817	64,179	64,396

Fiscal Year 2011
Revenue	$611,124	$612,566	$673,792	$675,662
Operating income	34,325	29,256	39,408	43,433
Net income attributable to Tetra Tech	22,301	17,500	23,839	26,399
Earnings per share attributable to Tetra Tech(1):
Basic	$0.36	$0.28	$0.38	$0.42

Diluted	$0.36	$0.28	$0.38	$0.42

Weighted-average common shares outstanding:
Basic	61,665	62,121	62,203	62,310

Diluted	62,443	62,945	62,934	62,864

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

        At September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 30, 2012, based on the criteria in Internal Control – Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 30, 2012, at a reasonable assurance level.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 14, 2012, appears on page 74 of this Form 10-K.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1 – Election of Directors – General" and "Business Experience of Nominees," "Ownership of Securities – Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 – Election of Directors – Board Committees and Meetings" in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Proposal No. 1 – Election of Directors – Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transactions with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption "Proposal No. 1 – Election of Directors – Independent Directors," in each case in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is included under the captions "Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" and "Policy on

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 73 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 73 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 119-120 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 3, 2010, October 2, 2011, and September 30, 2012
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2010	$30,893	$7,179	$(7,141)	$1,995	$32,926
Fiscal 2011	32,926	3,733	(6,478)	2,063	32,244
Fiscal 2012	32,244	4,768	(2,356)	896	35,552
Income tax valuation allowance:
Fiscal 2010	$11,313	$786	$–	$(6,573)	$5,526
Fiscal 2011	5,526	–	–	(5,526)	–
Fiscal 2012	–	2,512	–	–	2,512

(1)
Primarily represents uncollectible accounts written off, net of recoveries.
(2)
Includes allowances from new business acquisitions and currency adjustments, and represents valuation allowance adjustments related to expired capital loss carry-forwards.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
Dated: November 14, 2012	By:	/s/ DAN L. BATRACK Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date

/s/ DAN L. BATRACK Dan L. Batrack	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 14, 2012
/s/ STEVEN M. BURDICK Steven M. Burdick	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 14, 2012
/s/ BRIAN N. CARTER Brian N. Carter	Senior Vice President, Corporate Controller (Principal Accounting Officer)	November 14, 2012
/s/ ALBERT E. SMITH Albert E. Smith	Director	November 14, 2012
/s/ HUGH M. GRANT Hugh M. Grant	Director	November 14, 2012
/s/ PATRICK C. HADEN Patrick C. Haden	Director	November 14, 2012

Signature	Title	Date

/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	November 14, 2012
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director	November 14, 2012
/s/ RICHARD H. TRULY Richard H. Truly	Director	November 14, 2012

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
10.1
Credit Agreement, dated as of March 28, 2011, among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K dated March 30, 2011).
10.2	Employee Stock Purchase Plan (as amended and restated effective October 15, 2012).+
10.3
Form of Stock Purchase Agreement used in connection with the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994).
10.4	2005 Equity Incentive Plan (as amended through November 7, 2010) (incorporated by reference to the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders held on March 1, 2011).*
10.5
Form of Stock Option Agreement to be used for employees in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.6
Form of Restricted Stock Agreement to be used in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.7
Form of Stock Appreciation Rights Agreement to be used in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.8
Form of Restricted Stock Unit Agreement to be used in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
10.9
Form of Stock Option Agreement to be used for non-employee directors in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-8).*
10.10
2003 Outside Director Stock Option Plan (as amended through July 30, 2007) (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.11
Form of Option Agreement used in connection with the 2003 Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).*
10.12
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*
10.13	Executive Compensation Policy (as amended through July 27, 2012).+*
10.14	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*

10.15	Change of Control Agreement with Dan L. Batrack dated March 26, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.16	Form of Change of Control Agreement dated March 26, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 28, 2008).*
10.17	Executive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2008).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 117 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.+(1)

*
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