Form 10-Q
period 2012-12-30
TETRA TECH INC
filed 2013-02-01
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Yes  ☐   No  ☒

As of January 28, 2013, 64,519,041 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	December 30, 2012	September 30, 2012
CURRENT ASSETS:
Cash and cash equivalents	$151,604	$104,848
Accounts receivable – net	674,894	700,480
Prepaid expenses and other current assets	48,521	48,168
Income taxes receivable	18,869	5,817
Total current assets	893,888	859,313

PROPERTY AND EQUIPMENT – NET	71,591	74,309
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES	2,959	3,279
GOODWILL	644,149	635,958
INTANGIBLE ASSETS – NET	78,690	74,231
OTHER ASSETS	23,698	23,940

TOTAL ASSETS	$1,714,975	$1,671,030

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$131,354	$154,003
Accrued compensation	104,391	128,086
Billings in excess of costs on uncompleted contracts	94,511	90,909
Deferred income taxes	18,965	20,809
Current portion of long-term debt	1,856	2,031
Estimated contingent earn-out liabilities	20,089	35,407
Other current liabilities	66,698	72,549
Total current liabilities	437,864	503,794

DEFERRED INCOME TAXES	33,883	24,268
LONG-TERM DEBT	147,808	81,047
OTHER LONG-TERM LIABILITIES	44,214	42,054

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 30, 2012, and September 30, 2012	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,374 and 63,837 shares at December 30, 2012, and September 30, 2012, respectively	644	638
Additional paid-in capital	443,437	433,009
Accumulated other comprehensive income	25,539	31,017
Retained earnings	580,530	554,306
Tetra Tech stockholders’ equity	1,050,150	1,018,970
Noncontrolling interests	1,056	897
TOTAL EQUITY	1,051,206	1,019,867

TOTAL LIABILITIES AND EQUITY	$1,714,975	$1,671,030

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 30, 2012	January 1, 2012

Revenue	$658,545	$682,627
Subcontractor costs	(161,347)	(190,571)
Other costs of revenue	(408,995)	(407,336)
Selling, general and administrative expenses	(46,394)	(48,627)
Operating income	41,809	36,093

Interest expense - net	(1,185)	(1,311)
Income before income tax expense	40,624	34,782

Income tax expense	(14,228)	(12,079)

Net income including noncontrolling interests	26,396	22,703

Net income attributable to noncontrolling interests	(172)	(93)

Net income attributable to Tetra Tech	$26,224	$22,610

Earnings per share attributable to Tetra Tech:
Basic	$0.41	$0.36
Diluted	$0.41	$0.36

Weighted-average common shares outstanding:
Basic	63,864	62,433
Diluted	64,608	63,068

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	December 30, 2012	January 1, 2012

Net income including noncontrolling interests	$26,396	$22,703
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,612)	10,827
Foreign currency hedge, net of tax	121	(201)
Other comprehensive income (loss)	(5,491)	10,626

Comprehensive income including noncontrolling interests	20,905	33,329

Net income attributable to noncontrolling interests	(172)	(93)
Foreign currency translation adjustments	13	–
Comprehensive income attributable to noncontrolling interests	(159)	(93)

Comprehensive income attributable to Tetra Tech	$20,746	$33,236

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 30, 2012	January 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income including noncontrolling interests	$26,396	$22,703

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,595	15,206
Equity in earnings of unconsolidated joint ventures	(649)	(969)
Distributions of earnings from unconsolidated joint ventures	947	1,079
Stock-based compensation	2,534	2,916
Excess tax benefits from stock-based compensation	(390)	(35)
Deferred income taxes	5,624	494
Provision for doubtful accounts	2,538	2,879
Exchange loss (gain)	189	(14)
Loss (gain) on disposal of property and equipment	90	(84)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	25,513	(10,669)
Prepaid expenses and other assets	78	11,172
Accounts payable	(23,564)	(19,241)
Accrued compensation	(24,215)	(9,004)
Billings in excess of costs on uncompleted contracts	3,544	8,796
Other liabilities	(114)	9,650
Income taxes receivable/payable	(13,360)	3,434
Net cash provided by operating activities	17,756	38,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,274)	(4,593)
Payments for business acquisitions, net of cash acquired	(14,505)	(2,574)
Proceeds from sale of property and equipment	292	377
Net cash used in investing activities	(18,487)	(6,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(22,551)	(11,012)
Proceeds from borrowings	89,234	546
Payments of earn-out liabilities	(22,372)	(9,368)
Net change in overdrafts	122	(738)
Excess tax benefits from stock-based compensation	390	35
Net proceeds from issuance of common stock	3,089	2,990
Net cash provided by (used in) financing activities	47,912	(17,547)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(425)	1,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,756	15,226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	104,848	90,494
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,604	$105,720

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$532	$1,107
Income taxes, net of refunds received	$21,220	$8,772

See accompanying Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

These financial statements include the accounts of our wholly-owned subsidiaries, and joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 11, “Joint Ventures” for further discussion).  In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability. These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the Engineering and Architecture Services (“EAS”) segment, and the re-assignment of its operations to the Engineering and Consulting Services (“ECS”) and Technical Support Services (“TSS”) segments (see Note 9, “Reportable Segments” for further discussion).  Prior-year amounts for reportable segments have been reclassified to conform to the current-year presentation.  For the first quarters of fiscal 2013 and 2012, “Interest expense – net” on the condensed consolidated statements of income includes $0.2 million in interest income for each period.

2.             Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 30, 2012	September 30, 2012
	(in thousands)

Billed	$370,231	$362,331
Unbilled	325,305	355,793
Contract retentions	16,047	17,908
Total accounts receivable – gross	711,583	736,032

Allowance for doubtful accounts	(36,689)	(35,552)
Total accounts receivable – net	$674,894	$700,480

Current billings in excess of costs on uncompleted contracts	$94,511	$90,909
Non-current billings in excess of costs on uncompleted contracts	4,351	4,410
Total billings in excess of costs on uncompleted contracts	$98,862	$95,319

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at December 30, 2012 are expected to be billed and collected within 12 months.  Unbilled accounts receivable at December 30, 2012 and September 30, 2012 include approximately $17 million and $21 million, respectively, related to claims, and requests for equitable adjustment on contracts that provide for price redetermination primarily with U.S. federal government agencies.  These amounts are management’s estimate of the most probable amount to be realized upon the conclusion of claims settlement process.  We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when collection is deemed to have changed.  No material losses were recognized related to the collectability of claims during the first quarters of fiscal 2013 and 2012.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.  The non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.

Billed accounts receivable related to U.S. federal government contracts were $72.7 million and $65.9 million at December 30, 2012 and September 30, 2012, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $104.1 million and $100.4 million at December 30, 2012 and September 30, 2012, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 30, 2012 and September 30, 2012.

3.             Mergers and Acquisitions

Goodwill additions resulting from business combinations were primarily attributable to the intangible value of a successful business with an assembled workforce specialized in our areas of interest.  The results of our acquisitions were included in the consolidated financial statements from their respective closing dates.  No acquisitions in the first quarter of fiscal 2013 and in fiscal 2012 were considered material, individually or in the aggregate.  As a result, no pro forma information has been provided.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as “Contingent earn-out liabilities” when the related operating thresholds have been achieved, and a corresponding increase in goodwill is recorded.  These contingent earn-out payments are reflected as cash flows used in investing activities on the consolidated statements of cash flows in the period paid.  There were no such payments in the first quarters of fiscal 2013 and 2012.  At December 30, 2012, there was a maximum of $3.0 million of contingent consideration remaining for acquisitions completed prior to fiscal 2010 that will be recorded as an addition to goodwill if earned.

For acquisitions completed in or after fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Estimated contingent earn-out liabilities” and “Other long-term liabilities” on the consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012).  We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our condensed consolidated statements of cash flows.  Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

At December 30, 2012, there was a maximum of $42.8 million for contingent consideration outstanding related to acquisitions completed in or after fiscal 2010.  Of this amount, a total liability of $36.1 million has been recorded on our condensed consolidated balance sheet at December 30, 2012.  The aggregate current estimated earn-out liabilities of $20.1 million and $35.4 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $16.0 million and $16.1 million are reported in “Other long-term liabilities” on the condensed consolidated balance sheets at December 30, 2012 and September 30, 2012, respectively.  In the first quarter of fiscal 2013, $22.4 million of earn-outs were paid to former owners and reported as cash used in financing activities.  In the first quarter of fiscal 2012, $11.2 million of earn-outs were paid to former owners.  Of this amount, we reported $9.4 million as cash used in financing activities and $1.8 million as cash used in investing activities.

Subsequent Events.  On December 31, 2012, the first day of our fiscal 2013 second quarter, we acquired American Environmental Group, Ltd. (“AEG”), a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, “Parkland”), headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland will both be included in our Remediation and Construction Management (“RCM”) segment.

4.                                      Goodwill and Intangibles

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 30, 2012(1) (2)	$412,308	$173,867	$49,783	$635,958
Goodwill additions	12,132	–	–	12,132
Currency translation adjustments(3)	(3,862)	–	–	(3,862)
Goodwill adjustments	–	(79)	–	(79)
Balance at December 30, 2012	$420,578	$173,788	$49,783	$644,149

(1)

Prior-year amounts for ECS and TSS have been reclassified to conform to the current-year presentation (see Note 9, “Reportable Segments” for more information). As a result, the ECS revised amount reflects $9.2 million transferred in from EAS and $7.6 million transferred out to TSS. The TSS revised amount reflects $7.5 million transferred in from EAS and $7.6 million transferred in from ECS.

(2)	We recorded impairment charges of $105.0 million in fiscal 2005 and $0.9 million in fiscal 2012 in our former EAS segment.
(3)	Currency translation adjustments relate to our foreign subsidiaries with functional currencies that are different than our reporting currency.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets were as follows:

	December 30, 2012			September 30, 2012
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.8	$6,316	$(4,938)	$5,467	$(4,685)
Client relations	5.3	107,439	(35,116)	99,096	(31,477)
Backlog	0.9	60,109	(56,863)	59,931	(55,908)
Technology and trade names	3.6	3,136	(1,393)	3,034	(1,227)
Total		$177,000	$(98,310)	$167,528	$(93,297)

In the first quarter of fiscal 2013, gross amounts for goodwill and intangible assets increased due to foreign currency translation adjustments and two immaterial acquisitions in the ECS segment.  Amortization expense for the intangible assets for the first quarters of fiscal 2013 and 2012 was $5.6 million and $8.3 million, respectively.  Estimated amortization expense for the remainder of fiscal 2013 and succeeding years is as follows:

Amount
(in thousands)

2013	$14,717
2014	16,212
2015	15,180
2016	13,543
2017	11,134
Beyond	7,904
Total	$78,690

5.                                      Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	September 30, 2012
	(in thousands)

Land and buildings	$5,651	$5,537
Equipment, furniture and fixtures	179,667	177,710
Leasehold improvements	26,471	26,180
Total property and equipment	211,789	209,427
Accumulated depreciation	(140,198)	(135,118)
Property and equipment, net	$71,591	$74,309

The depreciation expense related to property and equipment, including assets under capital leases, was $6.8 million for both the first quarters of fiscal 2013 and 2012.

6.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2013 and 2012 was $2.5 million and $2.9 million, respectively.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2013, we granted 279,075 stock options with an exercise price of $24.26 per share and an estimated weighted-average fair value of $8.74 per share.  In addition, we awarded 108,350 shares of restricted stock to our non-employee directors and executive officers at the fair value of $24.26 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share.  Additionally, we awarded 224,055 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $24.26 per share on the award date.  All of the RSUs have time-based vesting over a four-year period.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 30, 2012	January 1, 2012
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$26,224	$22,610

Weighted-average common shares outstanding - basic	63,864	62,433
Effect of dilutive stock options and unvested restricted stock	744	635
Weighted-average common stock outstanding - diluted	64,608	63,068

Earnings per share attributable to Tetra Tech:
Basic	$0.41	$0.36
Diluted	$0.41	$0.36

For the first quarters of fiscal 2013 and 2012, 1.4 million and 3.4 million options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

8.                                      Income Taxes

The effective tax rates for the first quarters of fiscal 2013 and 2012 were 35.0% and 34.7%, respectively.  At December 30, 2012, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $37.8 million, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, our effective tax rate for the second quarter of fiscal 2013 will include a tax benefit from R&E credits attributable to the last nine months of fiscal 2012 and the first quarter of fiscal 2013.

9.                                      Reportable Segments

In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability.  These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the EAS segment.  Operating activities previously reported in this segment have been realigned to operations with similar client types, project types and financial metrics in the ECS and TSS segments.  Segment results for the prior year have been revised to conform to the current-year presentation.

Our reportable segments are as follows:

ECS.  ECS provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

TSS.  TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and buildings and facilities.

RCM.  RCM provides full-service support, including construction and construction management, to all of our client sectors including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, energy, and oil and gas.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended
	December 30, 2012	January 1, 2012
	(in thousands)
Revenue
ECS	$278,168	$279,160
TSS	243,924	255,123
RCM	158,431	160,806
Elimination of inter-segment revenue	(21,978)	(12,462)
Total revenue	$658,545	$682,627

Operating Income
ECS	$19,291	$21,856
TSS	22,343	17,542
RCM	7,082	5,890
Corporate (1)	(6,907)	(9,195)
Total operating income	$41,809	$36,093

Depreciation
ECS	$2,625	$2,837
TSS	782	774
RCM	2,603	2,435
Corporate	798	740
Total depreciation	$6,808	$6,786

(1)

Includes amortization of intangibles, other costs and other income not allocable to segments. Amortization expense for first quarters of fiscal 2013 and 2012 was $5.6 million and $8.3 million, respectively.

	December 30, 2012	September 30, 2012
	(in thousands)
Total Assets
ECS	$959,657	$915,571
TSS	637,347	638,405
RCM	302,731	311,051
Assets not allocated to segments and intercompany eliminations (1)	(184,760)	(193,997)
Total assets	$1,714,975	$1,671,030

(1)	Assets not allocated to segments includes goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	December 30, 2012	January 1, 2012
	(in thousands)
Client Sector
International (1)	$167,518	$159,931
U.S. commercial	173,141	177,430
U.S. federal government (2)	227,390	271,408
U.S. state and local government	90,496	73,858
Total	$658,545	$682,627

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

10.                               Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts are recorded in “Other comprehensive income”.  The fair value and the change in the fair value were not material for the first quarters of fiscal 2013 and 2012.  No gains or losses were recognized in earnings as these contracts were deemed to be effective hedges.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, see “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012).  The carrying value of our long-term debt approximates fair value at December 30, 2012 and September 30, 2012.

11.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures was $4.0 million and $4.5 million for the first quarters of fiscal 2013 and 2012, respectively.  The assets and liabilities of these consolidated joint ventures were immaterial for the first quarter of fiscal 2013 and 2012 year-end.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at December 30, 2012 and September 30, 2012 were $4.0 million and $1.6 million, respectively.

Unconsolidated Joint Ventures

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2013 and 2012, we reported $0.6 million and $1.0 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $16.2 million and $13.3 million, respectively, at December 30, 2012, and $19.0 million and $15.7 million, respectively, at September 30, 2012.

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

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $4 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into fiscal 2014.  We have conducted an internal investigation concerning this matter and we believe the allegations are limited to activities at BPR Triax prior to our acquisition of BPR Inc. in October 2010.  The financial impact to us is unknown at this time.

13.                               Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income.  The new guidance allows an entity to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  Additionally, in December 2011, the FASB issued new guidance to defer the effective date pertaining to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  During the deferral period, the existing requirements in the original guidance for the presentation of reclassification adjustments must be followed.  This new guidance was effective for us in the first quarter of fiscal 2013 on a retrospective basis.  Upon the adoption of this guidance, we are presenting the components of net income and the components of other comprehensive income in two separate but consecutive statements.

In September 2011, the FASB issued updated accounting guidance to simplify how an entity tests goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The updated guidance is effective for us in July 2013 when we perform our annual goodwill impairment test.  The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards.  This updated guidance will be effective for us in the first quarter of fiscal 2014 on a retrospective basis and we are evaluating the impact on our condensed consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, construction management, construction and technical services that focuses on addressing fundamental needs concerning water, the environment, energy, infrastructure and natural resources.  We are a full-service company that leads with science.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.  Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets.  We currently have more than 14,000 staff worldwide, located primarily in North America.

We derive income from fees for professional, technical, program management and construction management services.  As primarily a service-based company focused on client projects, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide our services to a diverse base of international and U.S. commercial clients, as well as U.S. federal and U.S. state and local government agencies.  The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 30, 2012	January 1, 2012
Client Sector
International (1)	25.4%	23.4%
U.S. commercial	26.3	26.0
U.S. federal government (2)	34.6	39.8
U.S. state and local government	13.7	10.8
	100.0%	100.0%

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability,  including the consolidation and realignment of certain operating activities to achieve efficiencies in our segment management.  This reorganization included the elimination of the EAS reportable segment, and the re-assignment of its operations to the ECS and TSS segments.  Prior year amounts have been reclassified to conform to the current-year presentation.

We manage our business under the following three reportable segments:

ECS.  ECS provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

TSS.  TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and buildings and facilities.

RCM.  RCM provides full-service support, including construction and construction management, to all of our client sectors including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, energy, and oil and gas.

The following table represents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 30, 2012	January 1, 2012

Reportable Segment
ECS	42.2%	40.9%
TSS	37.0	37.4
RCM	24.1	23.6
Inter-segment elimination	(3.3)	(1.9)
	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table represents the percentage of our revenue by contract type:

	Three Months Ended
	December 30, 2012	January 1, 2012

Contract Type
Fixed-price	39.8%	42.5%
Time-and-materials	41.0	38.5
Cost-plus	19.2	19.0
	100.0%	100.0%

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

There were no significant acquisitions in the first quarter of fiscal 2013 or in fiscal 2012.  On December 31, 2012, the first day of our fiscal 2013 second quarter, we acquired AEG, a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland, headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland will both be included in our RCM segment.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first quarter of fiscal 2013 or in fiscal 2012.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2013, our earnings improved compared to the year-ago quarter despite challenges in certain markets in which we operate.  In particular, we experienced an expected decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget delayed project funding in the second half of calendar 2012.  Our overall revenue in the first quarter was fairly stable due to increased U.S. and international commercial revenue, including the impact of recent acquisitions and our expanded work for oil and gas clients.  This change in our business mix resulted in improved operating margins and profitability.

Impact of Recent Business Environment.  Current economic conditions have been somewhat volatile and there is increased ambiguity as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession.  The economic growth experienced in fiscal 2012 may or may not continue, or may continue at a slower rate for an extended period of time.  In addition, some economic conditions, such as rates of spending and employment, may continue to be weak.  Uncertainty regarding the U.S. federal budget and the impact of tax increases has added to the doubt regarding economic conditions generally.  Those conditions could be negatively impacted by impending mandatory federal budget reductions, or sequestrations, that are currently scheduled to become effective in our fiscal 2013 second quarter.  In addition, concerns over these conditions appear to be restraining business owners from making investment commitments needed to fund future growth.  With this uncertainty regarding the future, it is difficult to confidently predict the direction in which the U.S. and global economies are headed.  Strong economic expansion generally benefits our business while a tepid financial recovery could adversely impact demand for our services.  It is not possible to predict with certainty whether or when a recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

International.  Our international business grew 4.7% in the first quarter of fiscal 2013 compared to the year-ago quarter.  The growth was driven by demand for our water, environmental and infrastructure design services primarily from industrial and commodity-driven clients.  We expect that our international business will continue its growth during fiscal 2013 as a result of our continued expansion in Canada, Australia and South America.

U.S. Commercial.  Our U.S. commercial business declined 2.4% in the first quarter of fiscal 2013 compared to the year-ago quarter.  The decline resulted from delays in infrastructure capital spending by many of our largest U.S. commercial clients in reaction to economic uncertainty.  This weakness was largely offset by increased activity for oil and gas clients, which generates relatively high profit margins. As a result, we have been able to improve operating income despite lower overall revenue.  Although we expect some economic weakness may continue in certain sectors of our U.S. commercial business, we are cautiously optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas.  As such, we expect that our U.S. commercial business will grow in fiscal 2013.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown in fiscal 2013, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  Our U.S. federal government business declined 16.2% in the first quarter of fiscal 2013 compared to the year-ago quarter.  This decline resulted from a broad-based slowdown of U.S. federal government programs, including reduced construction activities.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  However, due to the U.S. federal budget uncertainties as described above, we remain cautious.

U.S. State and Local Government.  Our U.S. state and local government business increased 22.5% in the first quarter of fiscal 2013 compared to the year-ago quarter.  The growth was driven by increased revenue from essential programs and certain large transportation projects.  Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will progress despite budget pressures as demonstrated by the growth in fiscal 2012 and in the first quarter of fiscal 2013.  Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue to grow in fiscal 2013 compared to fiscal 2012 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 30,	January 1,	Change
	2012	2012	$	%
	($ in thousands)

Revenue	$658,545	$682,627	$(24,082)	(3.5)%
Subcontractor costs	(161,347)	(190,571)	29,224	15.3
Revenue, net of subcontractor costs (1)	497,198	492,056	5,142	1.0
Other costs of revenue	(408,995)	(407,336)	(1,659)	(0.4)
Selling, general and administrative expenses	(46,394)	(48,627)	2,233	4.6
Operating income	41,809	36,093	5,716	15.8
Interest expense - net	(1,185)	(1,311)	126	9.6
Income before income tax expense	40,624	34,782	5,842	16.8
Income tax expense	(14,228)	(12,079)	(2,149)	(17.8)
Net income including noncontrolling interests	26,396	22,703	3,693	16.3
Net income attributable to noncontrolling interests	(172)	(93)	(79)	(84.9)
Net income attributable to Tetra Tech	$26,224	$22,610	$3,614	16.0

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

In the first quarter of fiscal 2013, our earnings improved significantly compared to the year-ago quarter despite relatively similar revenue and revenue, net of subcontractor costs. Revenue declined $24.1 million, or 3.5%, while revenue, net of subcontractor costs, increased $5.1 million, or 1.0%, compared with the first quarter of last year. These results reflected $44.0 million and $21.6 million declines in revenue and revenue, net of subcontractor costs, respectively, from U.S. federal government programs. The decreases resulted from a broad-based slowdown of U.S. federal government programs, including reduced construction activities. Despite this trend, our overall revenue, including revenue from acquisitions completed in fiscal 2012, was fairly stable. This resulted from increased U.S. and international commercial activity, including our expansion into the higher-margin oil and gas market.

Operating income increased $5.7 million, or 15.8%, in the first quarter of fiscal 2013 compared to the year-ago quarter.  The increase resulted from the change in our revenue mix as U.S. federal government work was replaced with higher-margin commercial projects both in our U.S. and international operations.  These projects included oil and gas work associated with an acquisition completed in fiscal 2012.  In addition, the improvement was due to the lower amortization of intangibles of $2.6 million related to acquisitions completed prior to fiscal 2012.  Further, we achieved efficiencies and lowered overhead costs in our operations.  As a result of these factors, our operating income as a percent of revenue, net of subcontractor costs, improved substantially to 8.4% from 7.3% in the first quarter of fiscal 2012.  Income tax expense increased as a result of higher pre-tax income, as our effective tax rate of 35.0% is comparable with the year-ago quarter.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended
	December 30,	January 1,	Change
	2012	2012	$	%
	($ in thousands)

Revenue	$278,168	$279,160	$(992)	(0.4)%
Subcontractor costs	(37,442)	(44,611)	7,169	16.1
Revenue, net of subcontractors costs (1)	$240,726	$234,549	$6,177	2.6

Operating income	$19,291	$21,856	$(2,565)	(11.7)

(1)				Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue in fiscal 2013 is comparable to the year-ago quarter while revenue, net of subcontractor costs, increased $6.2 million compared to that quarter.  Our international operations contributed an additional $10.3 million and $10.8 million of revenue and revenue, net of subcontractor costs, respectively, compared with last year’s first quarter.  This growth was driven by demand for our water, environmental and infrastructure design services globally, primarily from industrial and commercial clients.  The decline in U.S. federal government revenue substantially offset this growth.  Operating income declined $2.6 million compared with the year-ago quarter due primarily to delays in project funding for certain municipal and mining projects in Canada.

Technical Support Services

	Three Months Ended
	December 30,	January 1,	Change
	2012	2012	$	%
	($ in thousands)

Revenue	$243,924	$255,123	$(11,199)	(4.4)%
Subcontractor costs	(76,363)	(86,293)	9,930	11.5
Revenue, net of subcontractors costs (1)	$167,561	$168,830	$(1,269)	(0.8)

Operating income	$22,343	$17,542	$4,801	27.4

(1)				Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, declined $11.2 million and $1.3 million, respectively, compared to the first quarter of last year.  This decline was primarily driven by decreases of $26.9 million and $8.7 million in revenue and revenue, net of subcontractor costs, respectively, from U.S. federal government programs across several agencies.  These declines were partially offset by the growth in our work for commercial oil and gas clients, which included over $7.0 million of revenue from a company we acquired in the third quarter of fiscal 2012.  Despite a decrease in revenue, our operating income increased $4.8 million as a result of our improved project performance; the benefit of higher margin work from our oil and gas business, of which about half was derived from recent acquisitions; and the proactive reduction of overhead costs.

Remediation and Construction Management

	Three Months Ended
	December 30,	January 1,	Change
	2012	2012	$	%
	($ in thousands)

Revenue	$158,431	$160,806	$(2,375)	(1.5)%
Subcontractor costs	(69,520)	(72,129)	2,609	3.6
Revenue, net of subcontractors costs (1)	$88,911	$88,677	$234	0.3

Operating income	$7,082	$5,890	$1,192	20.2

(1)				Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, were essentially the same as compared to the year-ago quarter.  Although we experienced lower levels of activity with our U.S. federal government clients, we recognized higher revenue on commercial remediation and state transportation projects.  Our operating income increased $1.2 million compared to the same period last year due primarily to a $1.1 million gain from a claim settlement on a U.S. federal government construction project in the first quarter of 2013.

Non-GAAP Financial Measures

We are providing certain non-GAAP financial measures that we believe are appropriate for evaluating the operating performance of our business.  These non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or cash flows from operating activities, as determined in accordance with U.S. GAAP.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended
	December 30, 2012	January 1, 2012
	(in thousands)

Net income attributable to Tetra Tech	$26,224	$22,610
Interest expense, net	1,185	1,311
Depreciation (1)	6,808	6,786
Amortization (1)	5,633	8,264
Income tax expense	14,228	12,079
EBITDA	$54,078	$51,050

Revenue	$658,545	$682,627
Subcontractor costs	(161,347)	(190,571)
Revenue, net of subcontractors costs	$497,198	$492,056

(1)	The total of depreciation and amortization expenses is different from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

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

Operating Activities.  Net cash provided by operating activities was $17.8 million, a decrease of $20.6 million compared to the prior-year quarter.  The decrease resulted from changes in accrued compensation, accounts payable, other liabilities, prepaid expenses and other assets, and billings in excess of costs on uncompleted contract caused by the timing of payments to vendors, subcontractors and employees.  Additionally, our income tax payments increased $12.4 million in the first quarter of fiscal 2013 compared to the same quarter last year.  The overall decrease was partially mitigated by a favorable change in accounts receivable due to the timing of cash collections and EBITDA growth.

Investing Activities.  Net cash used in investing activities was $18.5 million, an increase of $11.7 million compared to the prior-year quarter.  The increase resulted from net cash payments related to business acquisitions completed in the first quarter of fiscal 2013.

Financing Activities.  Net cash provided by financing activities was $47.9 million, compared to net cash used in financing activities of $17.5 million in the prior-year quarter.  In the first quarter of fiscal 2013, we borrowed $89.2 million under the Credit Agreement to fund our working capital needs, acquisitions completed in the second quarter of fiscal 2013 and contingent earn-outs.  The net cash provided by financing activities was partially offset by increases of $11.5 million in repayments of long-term debt and $13.0 million in contingent earn-out payments compared to the same quarter last year.

Debt Financing.  Under our Credit Agreement, our revolving credit facility (“Facility”) is a $460 million, five-year facility that matures on March 28, 2016.  The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At December 30, 2012, we had $146.2 million in borrowings under the Facility at a weighted-average interest rate of 2.1% per annum.  Additionally, we had $24.5 million in standby letters of credit, of which $5.5 million was issued outside of the Facility, and we had $51.2 million in multicurrency borrowings under the Facility.  At December 30, 2012, we had $294.8 million of available credit under the Facility all of which could be borrowed without being in violation of our debt covenants.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA, as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).  At December 30, 2012, we were in compliance with these covenants with a consolidated leverage ratio of 0.95x and a consolidated fixed charge coverage ratio of 1.60x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany loans.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Income Taxes

During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, our effective tax rate for the second quarter of fiscal 2013 will include a tax benefit from R&E credits attributable to the last nine months of fiscal 2012 and the first quarter of fiscal 2013.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  As of December 30, 2012, we had $19.0 million in standby letters of credit outstanding under our Credit Agreement and $5.5 million in standby letters of credit outstanding under our additional letter of credit facilities.

•                  We have guaranteed a bank overdraft facility at one of our foreign affiliates in the amount of $0.6 million as of December 30, 2012.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  To date, there have been no material changes in our critical accounting policies as reported in our 2012 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations.  At December 30, 2012, we had $146.2 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.1% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first quarters of fiscal 2013 and 2012, foreign currency gains and losses were immaterial and were recognized as part of SG&A expenses in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first quarters of fiscal 2013 and 2012, 25.4% and 23.4% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first quarter of fiscal 2013, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $5.6 million compared to an increase in equity of $10.8 million in the first quarter of fiscal 2012.  These amounts were recognized as an adjustment to equity through other comprehensive income.

In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matures on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a new forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) that matures on January 27, 2014.  Our objective is to eliminate variability of our cash flows on the amount of interest income we receive on the promissory notes from changes in foreign currency exchange rates.  For more information, see Note 10, “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR Inc., and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  BPR Triax generates approximately $4 million in annual revenue.  BPR Inc. is one of our Canadian subsidiaries, headquartered in Quebec City, Quebec.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into fiscal 2014.  We have conducted an internal investigation concerning this matter and we believe the allegations are limited to activities at BPR Triax prior to our acquisition of BPR Inc. in October 2010.  The financial impact to us is unknown at this time.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and potential government spending restrictions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2012, our business, financial condition and results of operations may be materially and adversely affected.

The Budget Control Act of 2011 could significantly reduce government spending for the services we provide.

On August 2, 2011, the Budget Control Act of 2011 (the “Budget Control Act”) was enacted, which could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved.  If the U.S. federal government does not meet the Budget Control Act targets or does not otherwise delay or change this legislation, then automatic across-the-board budget cuts, or sequestrations, will be mandated across the federal budget in March 2013. Any significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions, which could have a material adverse effect on our results of operation and financial condition.

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

In the first quarter of 2013, we generated 26.3% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the first quarter of 2013, we generated 48.3% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 34.6% of our revenue for the first quarter of 2013 from the following agencies: 12.8% from DoD agencies, 9.9% from USAID and 11.9% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act and DoD security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, U.S. government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing.  Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.  In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects.  The outcome of ongoing political debates in Congress regarding cuts to federal government spending could result in reductions in the funding proposed by the Administration for certain projects.  The Budget Control Act includes significant reductions in U.S. federal government spending over a 10-year period. Similarly, the impact of the economic downturn on U.S. state and local governments may make it more difficult for them to fund projects.  In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.  If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

In the first quarter of 2013, we generated 25.4% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world.  Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

•      valuation of contingent earn-out liabilities recorded in connection with business combinations;

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  At December 30, 2012, our goodwill was $644.1 million and other intangible assets were $78.7 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at December 30, 2012, was $1.9 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

We routinely enter into subcontracts and, occasionally, joint ventures, teaming arrangements and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

Our results could be adversely affected by an inability to access the revolving credit facility under our Credit Agreement.  Unfavorable financial or economic conditions could impact certain lenders’ willingness or ability to fund our revolving credit facility.  In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

Our industry is highly fragmented and intensely competitive.  Our competitors are numerous, ranging from small private firms to multi-billion-dollar public companies.  In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.  Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and some have substantially more financial resources and/or financial flexibility than we do.  As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set.  This competitive environment could force us to make price concessions or otherwise reduce prices for our services.  If we are unable to maintain our competitiveness, our market share, revenue and profits will decline.

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

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration, and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients, and could have a material adverse effect on our business, operating results or financial condition.

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

Our stock price could become more volatile and stockholders’ investments could lose value.

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

Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

Item 4.                                 Mine Safety Disclosure

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the U.S. Mine Safety and Health Administration.  We do not act as the owner of any mines, but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such mine.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulations S-K is included in Exhibit 95.

Item 6.                                 Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 30, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2013	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)