Form 10-Q
period 2013-03-31
TETRA TECH INC
filed 2013-05-03
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐   No  ☒

As of April 29, 2013, 64,927,984 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	March 31, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$159,575	$104,848
Accounts receivable – net	687,120	700,480
Prepaid expenses and other current assets	53,167	48,168
Income taxes receivable	21,294	5,817
Total current assets	921,156	859,313

Property and equipment – net	93,192	74,309
Investments in and advances to unconsolidated joint ventures	3,586	3,279
Goodwill	777,739	635,958
Intangible assets – net	106,859	74,231
Other assets	25,402	23,940

Total assets	$1,927,934	$1,671,030

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$148,136	$154,003
Accrued compensation	97,881	128,086
Billings in excess of costs on uncompleted contracts	79,131	90,909
Deferred income taxes	19,550	20,809
Current portion of long-term debt	1,730	2,031
Estimated contingent earn-out liabilities	29,699	35,407
Other current liabilities	69,884	72,549
Total current liabilities	446,011	503,794

Deferred income taxes	38,631	24,268
Long-term debt	264,047	81,047
Long-term estimated contingent earn-out liabilities	71,803	16,132
Other long-term liabilities	29,749	25,922

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 31, 2013, and September 30, 2012	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,925 and 63,837 shares at March 31, 2013, and September 30, 2012, respectively	649	638
Additional paid-in capital	457,428	433,009
Accumulated other comprehensive income	13,377	31,017
Retained earnings	605,349	554,306
Tetra Tech stockholders’ equity	1,076,803	1,018,970
Noncontrolling interests	890	897
Total equity	1,077,693	1,019,867

Total liabilities and equity	$1,927,934	$1,671,030

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Revenue	$641,999	$624,345	$1,300,544	$1,306,972
Subcontractor costs	(121,052)	(147,453)	(282,399)	(338,024)
Other costs of revenue	(435,827)	(388,915)	(844,822)	(796,251)
Selling, general and administrative expenses	(47,453)	(52,434)	(93,847)	(101,062)
Operating income	37,667	35,543	79,476	71,635

Interest expense - net	(2,136)	(1,453)	(3,320)	(2,763)
Income before income tax expense	35,531	34,090	76,156	68,872

Income tax expense	(10,659)	(11,769)	(24,888)	(23,848)

Net income including noncontrolling interests	24,872	22,321	51,268	45,024

Net income attributable to noncontrolling interests	(52)	(37)	(225)	(130)

Net income attributable to Tetra Tech	$24,820	$22,284	$51,043	$44,894

Earnings per share attributable to Tetra Tech:
Basic	$0.38	$0.35	$0.79	$0.71
Diluted	$0.38	$0.35	$0.78	$0.71

Weighted-average common shares outstanding:
Basic	64,551	63,072	64,376	62,846
Diluted	65,472	63,817	65,208	63,497

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Net income including noncontrolling interests	$24,872	$22,321	$51,268	$45,024

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(12,154)	9,357	(17,767)	20,185
Foreign currency hedge, net of tax	(28)	(12)	93	(214)
Other comprehensive (loss) income	(12,182)	9,345	(17,674)	19,971

Comprehensive income including noncontrolling interests	12,690	31,666	33,594	64,995

Net income attributable to noncontrolling interests	(52)	(37)	(225)	(130)
Foreign currency translation adjustments, net of tax	20	(14)	33	(14)
Comprehensive income attributable to noncontrolling interests	(32)	(51)	(192)	(144)

Comprehensive income attributable to Tetra Tech	$12,658	$31,615	$33,402	$64,851

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:

Net income including noncontrolling interests	$51,268	$45,024

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,322	29,071
Loss on settlement of foreign currency forward contract	270	286
Equity in income of unconsolidated joint ventures	(1,929)	(1,553)
Distributions of earnings from unconsolidated joint ventures	1,549	1,595
Stock-based compensation	4,840	5,648
Excess tax benefits from stock-based compensation	(866)	(147)
Deferred income taxes	4,880	(2,533)
Provision for doubtful accounts	2,164	3,721
Fair value adjustments to contingent consideration	(946)	(214)
Gain on disposal of property and equipment	(237)	(69)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	75,183	11,038
Prepaid expenses and other assets	(4,139)	11,234
Accounts payable	(31,180)	(23,392)
Accrued compensation	(33,220)	(13,777)
Billings in excess of costs on uncompleted contracts	(15,732)	(1,156)
Other liabilities	(6,208)	10,791
Income taxes receivable/payable	(13,001)	(4,178)
Net cash provided by operating activities	62,018	71,389

Cash flows from investing activities:
Capital expenditures	(13,634)	(7,983)
Payments for business acquisitions, net of cash acquired	(168,092)	(2,831)
Payment in settlement of foreign currency forward contract	(4,177)	(4,192)
Receipt in settlement of foreign currency forward contract	3,907	3,906
Changes in restricted cash	470	–
Proceeds from sale of property and equipment	962	497
Net cash used in investing activities	(180,564)	(10,603)

Cash flows from financing activities:
Payments on long-term debt	(113,978)	(51,837)
Proceeds from borrowings	296,389	13,025
Payments of earn-out liabilities	(24,015)	(18,055)
Excess tax benefits from stock-based compensation	866	147
Net proceeds from issuance of common stock	14,561	8,882
Net cash provided by (used in) financing activities	173,823	(47,838)

Effect of foreign exchange rate changes on cash	(550)	2,585

Net increase in cash and cash equivalents	54,727	15,533
Cash and cash equivalents at beginning of period	104,848	90,494
Cash and cash equivalents at end of period	$159,575	$106,027

Supplemental information:
Cash paid during the period for:
Interest	$2,494	$2,839
Income taxes, net of refunds received	$31,531	$30,974

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

These financial statements include the accounts of our wholly-owned subsidiaries and those joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 11, “Joint Ventures” for further discussion).  In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability. These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the Engineering and Architecture Services (“EAS”) segment, and the re-assignment of its operations to the Engineering and Consulting Services (“ECS”) and Technical Support Services (“TSS”) segments (see Note 9, “Reportable Segments” for further discussion).  Prior-year amounts for reportable segments have been reclassified to conform to the current-year presentation.  For both fiscal 2013 and 2012, “Interest expense – net” on the condensed consolidated statements of income includes $0.2 million and $0.4 million in interest income for the three and six-month periods, respectively.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	March 31, 2013	September 30, 2012
	(in thousands)

Billed	$351,897	$362,331
Unbilled	343,416	355,793
Contract retentions	28,012	17,908
Total accounts receivable – gross	723,325	736,032

Allowance for doubtful accounts	(36,205)	(35,552)
Total accounts receivable – net	$687,120	$700,480

Current billings in excess of costs on uncompleted contracts	$79,131	$90,909
Non-current billings in excess of costs on uncompleted contracts	1,474	4,410
Total billings in excess of costs on uncompleted contracts	$80,605	$95,319

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at March 31, 2013 are expected to be billed and collected within 12 months.  Unbilled accounts receivable at March 31, 2013 and September 30, 2012 include approximately $36 million and $21 million, respectively, related to claims and requests for equitable adjustment on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  These amounts are management’s estimate of the most probable amount to be realized upon the conclusion of the claims settlement process. We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when collectability is deemed to have changed.  No losses were recognized related to the collectability of claims during the second quarter and first half of fiscal 2013 and 2012.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.  The non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.

Billed accounts receivable related to U.S. federal government contracts were $66.4 million and $65.9 million at March 31, 2013 and September 30, 2012, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $83.4 million and $100.4 million at March 31, 2013 and September 30, 2012, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 31, 2013 and September 30, 2012.

3.                                      Mergers and Acquisitions

On December 31, 2012, the first day of our fiscal 2013 second quarter, we acquired American Environmental Group, Ltd. (“AEG”), a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, “Parkland”), headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland are both included in our RCM segment.  We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS segment during the first half of fiscal 2013. The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $249.0 million.  Of this amount, $169.7 million was paid to the sellers, $4.0 million was accrued in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations, with an aggregate maximum of $86.7 million, based upon the achievement of specified financial objectives as described below.

In fiscal 2012, we made acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments. The aggregate fair value of the purchase prices for these acquisitions was $63.2 million.  Of this amount, $42.2 million was paid to the sellers, $2.0 million was accrued in accordance with the purchase agreements, and $19.0 million was the estimated fair value of contingent earn-out obligations, with an aggregate maximum of $20.0 million, based upon the achievement of specified financial objectives as described below.

Goodwill additions resulting from business combinations were primarily attributable to the intangible value of a successful business with an assembled workforce specialized in our areas of interest.  The results of our acquisitions were included in the condensed consolidated financial statements from their respective closing dates.  The purchase price allocations related to the fiscal 2013 acquisitions are preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired.  We do not believe that any adjustment will have a material effect on our consolidated results of operations.  No acquisitions in the first half of fiscal 2013 and in fiscal 2012 were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as “Contingent earn-out liabilities” when the related operating thresholds have been achieved, and a corresponding increase in goodwill is recorded.  These contingent earn-out payments are reflected as cash flows used in investing activities on our condensed consolidated statements of cash flows in the period paid.  At March 31, 2013, there was a maximum of $3.0 million of contingent consideration remaining for an acquisition completed prior to fiscal 2010 that will be recorded as an addition to goodwill, if earned.

For acquisitions completed during or subsequent to fiscal 2010, the fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Estimated contingent earn-out liabilities” and “Long-term estimated contingent earn-out liabilities” on the condensed consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012).  We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our condensed consolidated statements of cash flows.  Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

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

At March 31, 2013, there was a total maximum of $118.4 million of outstanding contingent consideration related to acquisitions completed during or subsequent to fiscal 2010.  Of this amount, $101.5 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.  The aggregate current estimated earn-out liabilities of $29.7 million and $35.4 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $71.8 million and $16.1 million are reported in “Long-term estimated contingent earn-out liabilities” on our condensed consolidated balance sheets at March 31, 2013 and September 30, 2012, respectively.  In the first six months of fiscal 2013, $24.4 million of earn-outs were paid to former owners. Of this amount, we reported $24.0 million as cash used in financing activities and $0.4 million as cash used in operating activities. In the first six months of fiscal 2012, $20.5 million of earn-outs were paid to former owners. Of this amount, we reported $18.1 million as cash used in financing activities, $0.6 million as cash used in operating activities and $1.8 million as cash used in investing activities.

4.                                      Goodwill and Intangibles

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 30, 2012(1) (2)	$412,308	$173,867	$49,783	$635,958
Goodwill additions	12,231	–	141,127	153,358
Currency translation adjustments(3)	(9,624)	–	(1,875)	(11,499)
Goodwill adjustments	–	(78)	–	(78)
Balance at March 31, 2013	$414,915	$173,789	$189,035	$777,739

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets were as follows:

	March 31, 2013			September 30, 2012
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.9	$6,331	$(5,079)	$5,467	$(4,685)
Client relations	4.9	131,582	(39,886)	99,096	(31,477)
Backlog	0.8	71,098	(59,802)	59,931	(55,908)
Technology and trade names	3.2	4,237	(1,622)	3,034	(1,227)
Total		$213,248	$(106,389)	$167,528	$(93,297)

Goodwill and intangible assets increased due to acquisitions completed during the first half of fiscal 2013, partially offset by foreign currency translation adjustments.  Amortization expense for these intangible assets for the three and six months ended March 31, 2013 were $9.1 million and $14.7 million, respectively, compared to $6.9 million and $15.2 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2013 and succeeding years is as follows:

Amount
(in thousands)

2013	$18,622
2014	27,025
2015	19,591
2016	16,353
2017	13,853
Beyond	11,415
Total	$106,859

5.                                      Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	September 30, 2012
	(in thousands)

Land and buildings	$5,567	$5,537
Equipment, furniture and fixtures	206,483	177,710
Leasehold improvements	27,279	26,180
Total property and equipment	239,329	209,427
Accumulated depreciation	(146,137)	(135,118)
Property and equipment, net	$93,192	$74,309

For the three and six months ended March 31, 2013, the depreciation expense related to property and equipment, including assets under capital leases, was $7.5 million and $14.3 million, respectively, compared to $6.8 million and $13.6 million for the prior-year periods.

6.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended March 31, 2013 was $2.3 million and $4.8 million, respectively, compared to $2.7 million and $5.6 million for the same periods last year.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the three months ended March 31, 2013, no stock options were granted.  For the six months ended March 31, 2013, we granted 279,075 stock options with an exercise price of $24.26 per share and an estimated weighted-average fair value of $8.74 per share.  In addition, we awarded 108,350 shares of restricted stock to our non-employee directors and executive officers at the fair value of $24.26 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that will ultimately vest is based on the growth in our diluted earnings per share.  In the three months ended March 31, 2013, we awarded 2,600 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $29.28 per share.  For the six months ended March 31, 2013, 226,655 RSUs were awarded at the fair value of $24.26 - $29.28 per share.  All of the RSUs have time-based vesting over a four-year period.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$24,820	$22,284	$51,043	$44,894

Weighted-average common shares outstanding – basic	64,551	63,072	64,376	62,846
Effect of dilutive stock options and unvested restricted stock	921	745	832	651
Weighted-average common stock outstanding – diluted	65,472	63,817	65,208	63,497

Earnings per share attributable to Tetra Tech:
Basic	$0.38	$0.35	$0.79	$0.71
Diluted	$0.38	$0.35	$0.78	$0.71

For the three and six months ended March 31, 2013, 0.4 million and 0.6 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 2.4 million and 3.0 million options for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period.  Therefore, their inclusion would have been anti-dilutive.

8.                                      Income Taxes

The effective tax rates for the first half of fiscal 2013 and 2012 were 32.7% and 34.6%, respectively.  At March 31, 2013, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $39.9 million, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.

During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, our effective tax rate for the second quarter of fiscal 2013 included a tax benefit of $1.1 million from the R&E credits attributable to the last nine months of fiscal 2012 and the first quarter of fiscal 2013.

9.                                      Reportable Segments

In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability.  These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the EAS segment. Operating activities previously reported in this segment were realigned to operations with similar client types, project types and financial metrics in the ECS and TSS segments.  Segment results for the prior year have been revised to conform to the current-year presentation.  Our reportable segments are as follows:

ECS:  Provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

TSS:  Provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and buildings and facilities.

RCM:  Provides full-service support, including construction and construction management, to all of our client sectors including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide in the areas of environmental remediation, infrastructure development, energy, and oil and gas.

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

The following tables set forth summarized financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Revenue
ECS	$259,194	$279,895	$537,361	$559,055
TSS	222,108	249,338	466,032	504,462
RCM	178,499	117,412	336,930	278,217
Elimination of inter-segment revenue	(17,802)	(22,300)	(39,779)	(34,762)
Total revenue	$641,999	$624,345	$1,300,544	$1,306,972

Operating Income
ECS	$11,203	$21,095	$30,493	$42,952
TSS	22,262	19,403	44,605	36,944
RCM	14,094	3,999	21,176	9,889
Corporate (1)	(9,892)	(8,954)	(16,798)	(18,150)
Total operating income	$37,667	$35,543	$79,476	$71,635

Depreciation
ECS	$2,587	$2,713	$5,213	$5,551
TSS	693	910	1,475	1,683
RCM	3,433	2,438	6,035	4,873
Corporate	809	733	1,607	1,473
Total depreciation	$7,522	$6,794	$14,330	$13,580

(1)

Includes amortization of intangibles, other costs and other income not allocable to segments.  Amortization expense for the first half of fiscal 2013 and 2012 was $14.7 million and $15.2 million, respectively.

	March 31, 2013	September 30, 2012
	(in thousands)
Total Assets
ECS	$931,281	$915,571
TSS	655,088	638,405
RCM	449,064	311,051
Assets not allocated to segments and intercompany eliminations (1)	(107,499)	(193,997)
Total assets	$1,927,934	$1,671,030

(1)	Assets not allocated to segments include goodwill, intangible assets, deferred income taxes and certain other assets.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table presents our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)
Client Sector
International (1)	$196,840	$154,781	$364,342	$314,713
U.S. commercial	148,296	142,438	321,442	319,868
U.S. federal government (2)	206,297	252,709	433,694	524,116
U.S. state and local government	90,566	74,417	181,066	148,275
Total	$641,999	$624,345	$1,300,544	$1,306,972

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

10.                               Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts were recorded in “Other comprehensive income”.  In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized an immaterial gain in our condensed consolidated statements of income for the period.

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012).  The carrying value of our long-term debt approximates fair value at March 31, 2013 and September 30, 2012. For the first six months of fiscal 2013, we had a net borrowing of $182.4 million under our credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs.

11.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and six months ended March 31, 2013 was $3.0 million and $7.0 million, respectively, compared to $4.5 million and $9.0 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at March 31, 2013 and September 30, 2012.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by our consolidated joint ventures at March 31, 2013 and September 30, 2012 were $1.5 million and $1.6 million, respectively.

Unconsolidated Joint Ventures

We account for the majority of our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended March 31, 2013, we reported $1.3 million and $1.9 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.6 million and $1.6 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $20.4 million and $16.9 million, respectively, at March 31, 2013, and $19.0 million and $15.7 million, respectively, at September 30, 2012.

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

We acquired, BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into fiscal 2014.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

During late March 2013, the president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme which allegedly damaged, among others, the employee’s former employer.  A trial in this matter is scheduled for October 2013.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.

The financial impact to us of the matters discussed above is unknown at this time.

13.                               Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income.  The new guidance allows us to present components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  Additionally, in December 2011, the FASB issued new guidance to defer the effective date pertaining to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  During the deferral period, the existing requirements in the original guidance for the presentation of reclassification adjustments must be followed.  This new guidance was effective for us in the first quarter of fiscal 2013 on a retrospective basis. Upon the adoption of this guidance, we are presenting the components of net income and the components of other comprehensive income in two separate but consecutive statements.

In September 2011, the FASB issued updated accounting guidance to simplify how we test goodwill for impairment.  The amendment permits us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  We will not be required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  The updated guidance is effective for us in July 2013, if elected, when we perform our annual goodwill impairment test.  The adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards.  This updated guidance will be effective for us in the first quarter of fiscal 2014 on a retrospective basis.  We are currently evaluating the impact on our condensed consolidated financial statements.

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income. The updated guidance requires us to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The updated guidance is effective for us in the first quarter of fiscal 2014.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

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

We derive income from fees for professional, technical, program management, construction and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide our services to a diverse base of international and U.S. commercial clients, as well as U.S. federal and U.S. state and local government agencies.  The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Client Sector
International (1)	30.7%	24.8%	28.0%	24.1%
U.S. commercial	23.1	22.8	24.7	24.5
U.S. federal government (2)	32.1	40.5	33.4	40.1
U.S. state and local government	14.1	11.9	13.9	11.3
Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

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

Engineering and Consulting Services.  ECS provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

Technical Support Services.  TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and buildings and facilities.

Remediation and Construction Management.  RCM provides full-service support, including construction and construction management, to all of our client sectors including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, solid waste management, energy, and oil and gas.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Reportable Segment
ECS	40.4%	44.8%	41.3%	42.8%
TSS	34.6	39.9	35.8	38.6
RCM	27.8	18.8	25.9	21.3
Inter-segment elimination	(2.8)	(3.5)	(3.0)	(2.7)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012

Contract Type
Fixed-price	41.6%	36.2%	40.7%	39.5%
Time-and-materials	41.0	42.5	41.0	40.4
Cost-plus	17.4	21.3	18.3	20.1
	100.0%	100.0%	100.0%	100.0%

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work, particularly in the ECS segment.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours. In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

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

On December 31, 2012, the first day of our fiscal 2013 second quarter, we acquired AEG, a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland, headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland are both included in our RCM segment.  We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS segment in the first half of fiscal 2013, and in our ECS and TSS segments in fiscal 2012 (see Note 3, “Mergers and Acquisitions” for further discussion).

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first six months of fiscal 2013 and 2012.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the second quarter of fiscal 2013, our revenue increased and our earnings improved compared to the year-ago quarter despite challenges in certain markets in which we operate.  Our overall revenue in the second quarter was fairly stable due to increased U.S. and international commercial revenue, including the impact of recent acquisitions, and our expanded work for oil and gas clients.  Conversely, we experienced an expected decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget continued to delay project funding in the current fiscal year.  This change in our business mix resulted in improved operating margins and profitability.

Impact of Recent Business Environment.  Current economic conditions have been somewhat volatile and there is increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant.  First, the uncertainty regarding the U.S. federal budget and the impact of tax increases has added to the doubt regarding economic conditions generally.  Those conditions could be negatively impacted by mandatory federal budget reductions, or sequestrations, that became effective in our fiscal second quarter.  In addition, concerns over these conditions appear to be restraining business owners from making the significant investment commitments needed to fund future growth.  In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending and an on-going government investigation into political corruption in Quebec have slowed procurements and business activity in that region.  As a result, we anticipate weaker financial performance in our Eastern Canadian operations during the second half of fiscal 2013, primarily in the ECS segment.  Less significantly, our work for mining customers continued to slow in the second quarter of fiscal 2013, and we anticipate weaker mining performance during the remainder of this fiscal year.  With this overall uncertainty, it is difficult to confidently predict the future direction in which the U.S. and global economies are headed. In addition, persistent negative operating and financial results could result in a goodwill impairment.   Strong economic expansion generally benefits our business while a tepid financial recovery could adversely impact demand for our services. It is not possible to predict with certainty whether or when a recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

International.  For the first half of fiscal 2013, our international business grew 15.8% compared to the year-ago period.  The growth was broad-based but particularly driven by our continued expansion of services to the oil and gas industry, primarily as a result of acquisitions.  We expect that our international business will continue its growth during fiscal 2013 as a result of our continued expansion in Canada and South America, and demand for our services from our largest industrial clients worldwide.  However, this growth is expected to be tempered by anticipated reductions in Eastern Canada and in our mining activities.

U.S. Commercial.  Our U.S. commercial business remained flat in the first half of fiscal 2013 compared to the year-ago period.  We did experience growth in many of our services offerings including increased activity for oil and gas clients, which generates relatively high profit margins. In addition, our solid waste management operations increased, primarily due to an acquisition in fiscal 2013.  The increased activity was largely offset by delays in infrastructure capital spending of several U.S. commercial clients in reaction to economic uncertainty.  As a result of this change in revenue mix, we have improved operating income despite the relative stability of overall revenue.  Although we expect some economic weakness may continue in certain sectors of our U.S. commercial business, we are cautiously optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas.  As such, we expect that our U.S. commercial business will grow in fiscal 2013.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown or pickup in fiscal 2013, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  For the first half of fiscal 2013, our U.S. federal business declined 17.3% compared to the year-ago period.  This decline resulted from a broad-based slowdown of U.S. federal government programs, including reduced construction activities and certain discretionary programs.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  However, due to the U.S. federal budget uncertainties and the sequester as described above, we remain cautious.

U.S. State and Local Government.  For the first half of fiscal 2013, our U.S. state and local government business increased 22.1% compared to the year-ago period.  The growth was driven by increased revenue from essential programs and certain large transportation projects.  Many state and local government agencies continue to face economic challenges, including budget deficits and difficult cost-cutting decisions.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will progress despite budget pressures as demonstrated by the growth in fiscal 2012 and the first half of fiscal 2013.  Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its growth in fiscal 2013 compared to fiscal 2012 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 31,	April 1,	Change		March 31,	April 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$641,999	$624,345	$17,654	2.8%	$1,300,544	$1,306,972	$(6,428)	(0.5)%
Subcontractor costs	(121,052)	(147,453)	26,401	17.9	(282,399)	(338,024)	55,625	16.5
Revenue, net of subcontractor costs(1)	520,947	476,892	44,055	9.2	1,018,145	968,948	49,197	5.1
Other costs of revenue	(435,827)	(388,915)	(46,912)	(12.1)	(844,822)	(796,251)	(48,571)	(6.1)
Selling, general and administrative expenses	(47,453)	(52,434)	4,981	9.5	(93,847)	(101,062)	7,215	7.1
Operating income	37,667	35,543	2,124	6.0	79,476	71,635	7,841	10.9
Interest expense - net	(2,136)	(1,453)	(683)	(47.0)	(3,320)	(2,763)	(557)	(20.2)
Income before income tax expense	35,531	34,090	1,441	4.2	76,156	68,872	7,284	10.6
Income tax expense	(10,659)	(11,769)	1,110	9.4	(24,888)	(23,848)	(1,040)	(4.4)
Net income including noncontrolling interests	24,872	22,321	2,551	11.4	51,268	45,024	6,244	13.9
Net income attributable to noncontrolling interests	(52)	(37)	(15)	(40.5)	(225)	(130)	(95)	(73.1)
Net income attributable to Tetra Tech	$24,820	$22,284	$2,536	11.4	$51,043	$44,894	$6,149	13.7

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

In the second quarter of fiscal 2013, revenue and revenue, net of subcontractor costs, increased $17.7 million, or 2.8%, and $44.1 million, or 9.2%, respectively, compared to the second quarter of last year.  In the first half of fiscal 2013, revenue, net of subcontractor costs, increased $49.2 million, or 5.1%, compared to the same period last year.  These improved results reflect net increases in U.S. and international commercial activity, including our expanded work for oil and gas clients.  Combined revenue and revenue, net of subcontractor costs, from these activities increased $54.7 million and $55.8 million, respectively, in the second quarter of fiscal 2013 versus the year-ago quarter.  Our revenue, net of subcontractor costs, grew at a faster pace than total revenue due to increased self-performance on commercial and international projects, and the slowdown of federal government programs on which services were largely performed by our subcontractors.  For the first half of fiscal 2013, combined U.S. commercial and international revenue and revenue, net of subcontractor costs, increased $51.2 million and $62.7 million, respectively, compared to the same period last year.  Acquisitions completed in fiscal 2012 and 2013 contributed an additional $76.3 million of revenue to the second quarter of fiscal 2013 and an additional $84.1 million of revenue to the first half of fiscal 2013.

The growth in our U.S. commercial and international business was partially offset by lower activity in our mining business and by a broad-based slowdown of U.S. federal government programs.  On a combined basis, revenue and revenue, net of subcontractor costs, from these activities decreased $56.4 million and $26.4 million, respectively, in the second quarter of fiscal 2013, and decreased $100.3 million and $43.8 million, respectively, in the first six months of fiscal 2013, compared with the same periods last year.  We expect the negative trend in our mining-related activities and U.S. federal business to continue to adversely affect our results in the second half of fiscal 2013.  Increased activity on U.S. state and local government projects partially offset these declines.  Our revenue and revenue, net of subcontractor costs, from U.S. state and local government projects increased $16.1 million and $14.7 million, respectively, in the second quarter of fiscal 2013, and increased $32.8 million and $27.7 million, respectively, in the first half of fiscal 2013, compared to the same periods last year.  This growth was driven by increased revenue from essential programs and certain large transportation projects.

Operating income increased $2.1 million, or 6.0%, and $7.8 million, or 10.9%, in the second quarter and first half of fiscal 2013, respectively, compared to the same periods of fiscal 2012.  These increases resulted from the change in our revenue mix as higher-margin commercial projects replaced U.S. federal government work both in our U.S. and international operations.  These projects include oil and gas work associated with acquisitions completed in fiscal 2012 and fiscal 2013.  We have also achieved efficiencies and lowered overhead costs in our operations.  These positive operating trends in the second quarter were partially offset by higher amortization of intangibles of $2.1 million compared with the second quarter of fiscal 2013.  Intangible amortization for the first six months of fiscal 2013 was relatively unchanged compared with the same period last year.

Income tax expense in the second quarter of fiscal 2013 was relatively unchanged from the second quarter of fiscal 2012 despite the increased operating income.  As a result, our effective tax rate declined to 30.0% in the second quarter of fiscal 2013 compared with 34.5% in the same period last fiscal year.  The lower effective tax rate primarily resulted from the retroactive extension of R&E credits.  There was a $1.1 million benefit from R&E credits related to fiscal 2012 that was recorded in the second quarter of fiscal 2013, which lowered our related effective tax rate by 3.1%.  The remaining decline in our effective tax rate for this quarter was primarily a result of continued foreign expansion and favorable tax planning strategies.  For the first six months of fiscal 2013 our effective tax rate was 32.7% compared with 34.6% in the first half of fiscal 2012.  This decline was entirely due to the lower rate in the second quarter of fiscal 2013.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Six Months Ended
	March 31,	April 1,	Change		March 31,	April 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$259,194	$279,895	$(20,701)	(7.4)%	$537,361	$559,055	$(21,694)	(3.9)%
Subcontractor costs	(33,151)	(38,539)	5,388	14.0	(70,592)	(83,150)	12,558	15.1
Revenue, net of subcontractor costs(1)	$226,043	$241,356	$(15,313)	(6.3)	$466,769	$475,905	$(9,136)	(1.9)

Operating income	$11,203	$21,095	$(9,892)	(46.9)	$30,493	$42,952	$(12,459)	(29.0)

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue declined $20.7 million and $21.7 million, respectively, in the second quarter and first half of fiscal 2013 compared with the same periods of fiscal 2012. We experienced corresponding declines in revenue, net of subcontractor costs, of $15.3 million in the second quarter and $9.1 million in the first six months of fiscal 2013.  These results reflected the decline in our Canadian operations that are focused on municipal government and mining activities, as well as in our U.S. operations that are focused on federal government and mining-related activities.  The decrease in operating income was primarily attributable to these trends as our other ECS operations were relatively stable versus the fiscal 2012 periods on an overall basis.

Technical Support Services

	Three Months Ended				Six Months Ended
	March 31,	April 1,	Change		March 31,	April 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$222,108	$249,338	$(27,230)	(10.9)%	$466,032	$504,462	$(38,430)	(7.6)%
Subcontractor costs	(55,806)	(78,768)	22,962	29.2	(132,170)	(165,061)	32,891	19.9
Revenue, net of subcontractor costs(1)	$166,302	$170,570	$(4,268)	(2.5)	$333,862	$339,401	$(5,539)	(1.6)

Operating income	$22,262	$19,403	$2,859	14.7	$44,605	$36,944	$7,661	20.7

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, declined $27.2 million and $4.3 million, respectively, in the second quarter of fiscal 2013 compared with the second quarter of last year.  For the first six months of fiscal 2013, revenue and revenue, net of subcontractor costs, declined $38.4 million and $5.5 million, respectively, compared with the same period of fiscal 2012.  These declines were primarily driven by lower revenue from U.S. federal government programs across several agencies.  Revenue and revenue, net of subcontractor costs, from these programs decreased by $32.9 million and $12.4 million, respectively, for the second quarter of fiscal 2013, and $59.8 million and $21.0 million, respectively, on a year-to-date basis compared to the same periods last year.  These declines in U.S. federal activity were partially offset by the growth in our work for oil and gas clients.  We generated $8.8 million and $16.6 million of revenue in the second quarter and first half of fiscal 2013, respectively, from a company acquired in the third quarter of fiscal 2012 that performs oil and gas services.  Despite the overall decrease in revenue, our operating income increased $2.9 million in the second quarter and $7.7 million in the first half of fiscal 2013 compared with the same periods of fiscal 2012.  This improvement resulted from better project performance; higher-margin work for our oil and gas clients, of which about half was derived from the acquisition referenced above; and the reduction of overhead costs.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 31,	April 1,	Change		March 31,	April 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$178,499	$117,412	$61,087	52.0%	$336,930	$278,217	$58,713	21.1%
Subcontractor costs	(49,897)	(52,446)	2,549	4.9	(119,416)	(124,575)	5,159	4.1
Revenue, net of subcontractor costs(1)	$128,602	$64,966	$63,636	98.0	$217,514	$153,642	$63,872	41.6

Operating income	$14,094	$3,999	$10,095	252.4	$21,176	$9,889	$11,287	114.1

(1)     Represents a non-GAAP financial measure.  For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, increased $61.1 million and $63.6 million, respectively, in the second quarter, and $58.7 million and $63.9 million, respectively, in the first half of fiscal 2013, compared with the same periods last year. These increases were due to activities in our U.S. commercial and international oil and gas business that resulted from the acquisitions we completed in the second quarter of fiscal 2013.  In addition, we recorded higher revenue on commercial remediation and state transportation projects.  The overall revenue and revenue, net of subcontractor costs, from our U.S. federal government clients decreased $6.5 million and $3.7 million, respectively, for the second quarter, and $14.3 million and $12.9 million, respectively, for the first half of fiscal 2013, compared to prior-year periods.  The quarterly and year-to-date increases in operating income primarily reflected contributions from the recent acquisitions.  In addition, a gain from a claim settlement on a U.S. federal government construction project in the first quarter of fiscal 2013 contributed $1.1 million to operating income in the first half of fiscal 2013.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
	(in thousands)

Net income attributable to Tetra Tech	$24,820	$22,284	$51,043	$44,894
Interest expense, net	2,136	1,453	3,320	2,763
Depreciation (1)	7,522	6,794	14,330	13,580
Amortization (1)	9,051	6,917	14,684	15,182
Income tax expense	10,659	11,769	24,888	23,848
EBITDA	$54,188	$49,217	$108,265	$100,267

Revenue	$641,999	$624,345	$1,300,544	$1,306,972
Subcontractor costs	(121,052)	(147,453)	(282,399)	(338,024)
Revenue, net of subcontractors costs	$520,947	$476,892	$1,018,145	$968,948

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

Operating Activities.  For the six-month period ended March 31, 2013, net cash provided by operating activities was $62.0 million, a decrease of $9.4 million compared to the prior-year period.  The decrease resulted from changes in accrued compensation, accounts payable, other liabilities, prepaid expenses and other assets, and billings in excess of costs on uncompleted contracts caused by the timing of payments to vendors, subcontractors and employees.  The overall decrease was partially mitigated by a favorable change in accounts receivable due to the timing of cash collections and EBITDA growth.

Investing Activities.  For the six-month period ended March 31, 2013, net cash used in investing activities was $180.6 million, an increase of $170.0 million compared to the prior-year period.  The increase resulted from net cash payments related to business acquisitions completed during the first half of fiscal 2013.  For the six-month period ended March 31, 2013, our capital expenditures were $13.6 million, an increase of $5.7 million compared to the prior-year period.  New equipment was purchased to replace obsolete equipment and satisfy requirements for project execution.

Financing Activities.  For the six-month period ended March 31, 2013, net cash provided by financing activities was $173.8 million, compared to net cash used in financing activities of $47.8 million in the prior-year period.  We borrowed $296.4 million under the Credit Agreement to fund business acquisitions, working capital needs and contingent earn-outs.  To a lesser extent, our net proceeds from the issuance of common stock increased $5.7 million compared to the prior-year period.  For the six-month period, the net cash provided by financing activities was partially offset by increases of $62.1 million in repayments of long-term debt and $6.0 million in contingent earn-out payments compared to the prior-year period.

Debt Financing.  Under our Credit Agreement, our revolving credit facility (“Facility”) is a $460 million, five-year facility that matures on March 28, 2016.  The Facility includes a $200 million sublimit for the issuance of standby letters of credit and a $100 million sublimit for multicurrency borrowings and letters of credit.  At March 31, 2013, we had $262.6 million in borrowings under the Facility at a weighted-average interest rate of 2.01% per annum.  Additionally, we had $19.7 million in standby letters of credit, of which $5.5 million was issued outside of the Facility, and we had $22.6 million in multicurrency borrowings under the Facility.  At March 31, 2013, we had $183.2 million of available credit under the Facility that could be borrowed without a violation of our debt covenants.

The Credit Agreement contains certain financial and various other affirmative and negative covenants.  They include, among others, a maximum consolidated leverage ratio of 2.5x (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum consolidated fixed charge coverage ratio of 1.25x (EBITDA, as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).  At March 31, 2013, we were in compliance with these covenants with a consolidated leverage ratio of 1.46x and a consolidated fixed charge coverage ratio of 1.97x.  The Facility is guaranteed by our material subsidiaries and certain additional designated subsidiaries.  Borrowings under the Credit Agreement are collateralized by our accounts receivable, the stock of our subsidiaries and intercompany loans.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Income Taxes

During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, our effective tax rate for the second quarter of fiscal 2013 included a tax benefit of $1.1 million from the R&E credits attributable to the last nine months of fiscal 2012 and the first quarter of fiscal 2013.

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

The following is a summary of our off-balance sheet arrangements as of March 31, 2013:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our ability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  We had $14.2 million in standby letters of credit outstanding under our Credit Agreement and $5.5 million in standby letters of credit outstanding under our additional letter of credit facilities.

•                  We have guaranteed a bank overdraft facility at one of our foreign affiliates in the amount of $0.8 million.

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

•                  In the ordinary course of business, our clients may request that we obtain surety bonds in connection with contract performance obligations that are not required to be recorded in our condensed consolidated balance sheets.  We are obligated to reimburse the issuer of our surety bonds for any payments made thereunder.  Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

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

We are exposed to interest rate risk under our Credit Agreement.  We may borrow on our Facility, at our option, at either (a) a base rate (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.50% to 1.50% per annum, or (b) a Eurocurrency rate plus a margin that ranges from 1.50% to 2.50% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on March 28, 2016, or earlier at our discretion upon payment in full of loans and other obligations.  At March 31, 2013, we had $262.6 million in borrowings outstanding under the Facility at a weighted-average interest rate of 2.01% per annum.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and six months ended March 31, 2013 and 2012, foreign currency gains and losses were immaterial and were recognized as part of SG&A expenses in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first half of fiscal 2013 and 2012, 28.0% and 24.1% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first half of fiscal 2013, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $17.8 million compared to an increase in equity of $20.2 million in the first half of fiscal 2012.  These amounts were recognized as an adjustment to equity through other comprehensive income.

In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized an immaterial gain in our condensed consolidated statements of income for the period.  For more information, see Note 10, “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired BPR, a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into fiscal 2014.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

During late March 2013, the president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme which allegedly damaged, among others, the employee’s former employer.  A trial in this matter is scheduled for October 2013.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.

The financial impact to us of the matters discussed above is unknown at this time.

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

The implementation of the March 1, 2013 budget sequester under the Budget Control Act of 2011 has produced significant uncertainty with respect to future government programs and funding, and could significantly reduce government spending for the services we provide.

Pursuant to the Budget Control Act of 2011, the U.S. federal government implemented automatic across-the-board spending cuts, known as the “sequester,” that commenced on March 1, 2013.  The sequester will require the elimination of approximately $85 billion in federal spending during 2013.  Our work with agencies and departments of the U.S. federal government, as well as any state government agencies and departments that are funded directly or indirectly by the U.S. federal government, may be impacted by sequestration or as a result of any legislation implemented to end the sequester.  Uncertainty among our government customer organizations over the timing and implementation of the sequester is likely to produce delays in the awards of future contracts.  There are many variables in how the sequester will be implemented that make it difficult to determine any specific consequences on our business, but the sequester could have a material adverse effect on our business, results of operations and financial condition.

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

In the second quarter of 2013, we generated 23.1% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the second quarter of 2013, we generated 46.2% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 32.1% of our revenue for the second quarter of 2013 from the following agencies: 12.5% from DoD agencies, 9.4% from USAID and 10.2% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the second quarter of 2013, we generated 30.7% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Practices in the local business community of many countries outside the U.S. have a level of government corruption that is greater than that found in the developed world.  Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  At March 31, 2013, our goodwill was $777.7 million and other intangible assets were $106.9 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at March 31, 2013, was $2.0 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our condensed consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert managements’ attention and resources, which could adversely affect our business.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

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

Item 6.                   Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Change of Control Agreement with Dan L. Batrack dated March 26, 2013.*

10.2	Form of Change of Control Agreement dated March 26, 2013 for executive officers other than Dan L. Batrack.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.**

* Indicates a management contract or compensatory arrangement.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2013	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)