Form 10-Q
period 2013-06-30
TETRA TECH INC
filed 2013-08-09
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐   No  ☒

As of August 5, 2013, 64,496,480 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	June 30, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$146,335	$104,848
Accounts receivable – net	632,220	700,480
Prepaid expenses and other current assets	46,433	48,168
Income taxes receivable	25,635	5,817
Total current assets	850,623	859,313

Property and equipment – net	87,376	74,309
Investments in and advances to unconsolidated joint ventures	2,733	3,279
Goodwill	710,321	635,958
Intangible assets – net	94,754	74,231
Other long-term assets	25,705	23,940

Total assets	$1,771,512	$1,671,030

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$133,092	$154,003
Accrued compensation	118,737	128,086
Billings in excess of costs on uncompleted contracts	85,352	90,909
Deferred income taxes	9,642	20,809
Current portion of long-term debt	4,043	2,031
Estimated contingent earn-out liabilities	24,178	35,407
Other current liabilities	87,177	72,549
Total current liabilities	462,221	503,794

Deferred income taxes	26,738	24,268
Long-term debt	208,396	81,047
Long-term estimated contingent earn-out liabilities	68,140	16,132
Other long-term liabilities	29,061	25,922

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 30, 2013, and September 30, 2012	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,799 and 63,837 shares at June 30, 2013, and September 30, 2012, respectively	648	638
Additional paid-in capital	457,480	433,009
Accumulated other comprehensive (loss) income	(9,021)	31,017
Retained earnings	526,964	554,306
Tetra Tech stockholders’ equity	976,071	1,018,970
Noncontrolling interests	885	897
Total equity	976,956	1,019,867

Total liabilities and equity	$1,771,512	$1,671,030

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Revenue	$614,835	$684,698	$1,915,379	$1,991,670
Subcontractor costs	(139,693)	(167,832)	(422,092)	(505,855)
Other costs of revenue	(469,398)	(419,140)	(1,314,219)	(1,215,391)
Selling, general and administrative expenses	(56,744)	(53,210)	(151,539)	(154,487)
Contingent consideration – fair value adjustments	7,716	1,745	8,662	1,959
Impairment of goodwill	(56,600)	–	(56,600)	–
Operating (loss) income	(99,884)	46,261	(20,409)	117,896

Interest expense - net	(2,010)	(1,419)	(5,330)	(4,182)
(Loss) income before income tax expense	(101,894)	44,842	(25,739)	113,714

Income tax benefit (expense)	23,779	(15,674)	(1,108)	(39,522)

Net (loss) income including noncontrolling interests	(78,115)	29,168	(26,847)	74,192

Net income attributable to noncontrolling interests	(270)	(114)	(495)	(244)

Net (loss) income attributable to Tetra Tech	$(78,385)	$29,054	$(27,342)	$73,948

Net (loss) income attributable to Tetra Tech per share:
Basic	$(1.21)	$0.46	$(0.42)	$1.17
Diluted	$(1.21)	$0.45	$(0.42)	$1.16

Weighted-average common shares outstanding:
Basic	64,832	63,387	64,554	63,054
Diluted	64,832	64,179	64,554	63,752

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net (loss) income including noncontrolling interests	$(78,115)	$29,168	$(26,847)	$74,192

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(22,430)	(7,199)	(40,197)	12,986
Foreign currency hedge, net of tax	–	170	93	(44)
Other comprehensive (loss) income	(22,430)	(7,029)	(40,104)	12,942

Comprehensive (loss) income including noncontrolling interests	(100,545)	22,139	(66,951)	87,134

Net income attributable to noncontrolling interests	(270)	(114)	(495)	(244)
Foreign currency translation adjustments, net of tax	33	11	66	(3)
Comprehensive income attributable to noncontrolling interests	(237)	(103)	(429)	(247)

Comprehensive (loss) income attributable to Tetra Tech	$(100,782)	$22,036	$(67,380)	$86,887

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:

Net (loss) income including noncontrolling interests	$(26,847)	$74,192

Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	47,148	42,203
Loss on settlement of foreign currency forward contract	270	286
Equity in income of unconsolidated joint ventures	(2,495)	(2,369)
Distributions of earnings from unconsolidated joint ventures	2,868	2,812
Stock-based compensation	7,628	8,193
Excess tax benefits from stock-based compensation	(875)	(283)
Deferred income taxes	(27,005)	(3,896)
Provision for doubtful accounts	12,125	2,115
Fair value adjustments to contingent consideration	(8,662)	(1,959)
Gain on disposal of property and equipment	(142)	(157)
Lease termination costs and related asset impairment	6,463	–
Impairment of goodwill	56,600	–

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	117,687	(34,037)
Prepaid expenses and other assets	7,435	27,561
Accounts payable	(43,911)	(2,584)
Accrued compensation	(12,458)	9,974
Billings in excess of costs on uncompleted contracts	(10,986)	6,032
Other liabilities	5,569	3,333
Income taxes receivable/payable	(15,144)	(3,215)
Net cash provided by operating activities	115,268	128,201

Cash flows from investing activities:
Capital expenditures	(20,533)	(14,906)
Payments for business acquisitions, net of cash acquired	(168,660)	(52,226)
Payment in settlement of foreign currency forward contract	(4,177)	(4,192)
Receipt in settlement of foreign currency forward contract	3,907	3,906
Investments in unconsolidated joint ventures	–	(586)
Changes in restricted cash	470	–
Proceeds from sale of property and equipment	1,763	701
Net cash used in investing activities	(187,230)	(67,303)

Cash flows from financing activities:
Payments on long-term debt	(167,185)	(60,222)
Proceeds from borrowings	296,389	52,849
Payments of debt issuance costs	(1,938)	–
Payments of earn-out liabilities	(24,015)	(18,055)
Excess tax benefits from stock-based compensation	875	283
Repurchases of common stock	(4,147)	–
Net proceeds from issuance of common stock	15,697	12,885
Net cash provided by (used in) financing activities	115,676	(12,260)

Effect of foreign exchange rate changes on cash	(2,227)	1,533

Net increase in cash and cash equivalents	41,487	50,171
Cash and cash equivalents at beginning of period	104,848	90,494
Cash and cash equivalents at end of period	$146,335	$140,665

Supplemental information:
Cash paid during the period for:
Interest	$3,801	$4,143
Income taxes, net of refunds received	$34,913	$45,670

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

These financial statements include the accounts of our wholly-owned subsidiaries and those joint ventures of which we are the primary beneficiary.  For the joint ventures in which we do not have a controlling interest, but exert a significant influence, we apply the equity method of accounting (see Note 12, “Joint Ventures” for further discussion).  In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability. These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the Engineering and Architecture Services (“EAS”) segment, and the re-assignment of its operations to the Engineering and Consulting Services (“ECS”) and Technical Support Services (“TSS”) segments (see Note 10, “Reportable Segments” for further discussion).  Prior-year amounts for reportable segments have been reclassified to conform to the current-year presentation.  For the three and nine months ended June 30, 2013, “Interest expense – net” on the condensed consolidated statements of operations includes $0.4 million and $0.8 million in interest income compared to $0.2 million and $0.6 million for the same periods last year, respectively.

2.             Stock Repurchase Program

In June 2013, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which we may repurchase up to $100 million of Tetra Tech common stock.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program. At June 30, 2013, we had repurchased through open market purchases a total of 175,700 shares at an average price of $23.60 per share, for a total cost of $4.1 million.

3.             Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	June 30, 2013	September 30, 2012
	(in thousands)

Billed	$353,299	$362,331
Unbilled	295,411	355,793
Contract retentions	27,892	17,908
Total accounts receivable – gross	676,602	736,032

Allowance for doubtful accounts	(44,382)	(35,552)
Total accounts receivable – net	$632,220	$700,480

Current billings in excess of costs on uncompleted contracts	$85,352	$90,909
Non-current billings in excess of costs on uncompleted contracts	–	4,410
Total billings in excess of costs on uncompleted contracts	$85,352	$95,319

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at June 30, 2013 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.  Non-current billings in excess of costs on uncompleted contracts are reported as part of our “Other long-term liabilities” on our condensed consolidated balance sheets.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progresses without obtaining client agreement.  Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs.  Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period such as when client agreement is obtained or a claims resolution occurs.

Unbilled accounts receivable at June 30, 2013 and September 30, 2012 include approximately $37 million and $21 million, respectively, related to claims, including requests for equitable adjustment on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously reliably estimated.  We recognized losses of approximately $17 million related to the evaluation of collectability of claims during the third quarter and first nine months of fiscal 2013.  The losses were primarily related to contractual disputes with government clients.  No losses related to claims were recognized in fiscal 2012.

Billed accounts receivable related to U.S. federal government contracts were $71.8 million and $65.9 million at June 30, 2013 and September 30, 2012, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $67.2 million and $100.4 million at June 30, 2013 and September 30, 2012, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 30, 2013 and September 30, 2012.

4.             Mergers and Acquisitions

On December 31, 2012, we acquired American Environmental Group, Ltd. (“AEG”), a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, “Parkland”), headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland are both included in our RCM segment.  We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS segment during the first half of fiscal 2013.  The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $244.4 million.  Of this amount, $170.3 million was paid to the sellers, $1.1 million was recorded as a receivable in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations, with an aggregate maximum of $86.7 million, based upon the achievement of specified financial objectives as described below.

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

The results of our acquisitions were included in the condensed consolidated financial statements from their respective closing dates.  The purchase price allocations related to the fiscal 2013 acquisitions are preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired.  We do not believe that any adjustment will have a material effect on our consolidated results of operations.  No acquisitions in the first nine months of fiscal 2013 and in fiscal 2012 were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as “Contingent earn-out liabilities” when the related operating thresholds have been achieved, and a corresponding increase in goodwill is recorded.  These contingent earn-out payments are reflected as cash flows used in investing activities on our condensed consolidated statements of cash flows in the period paid.  At June 30, 2013, there was a maximum of $3.0 million of contingent consideration remaining for an acquisition completed prior to fiscal 2010 that will be recorded as an addition to goodwill, if earned.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the third quarter and first nine months of fiscal 2013, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $7.7 million and $8.7 million, respectively, compared with gains of $1.7 million and $2.0 million, respectively, in the same periods last year.  In each case, subsequent to the acquisition date, we determined that the related acquired companies would achieve operating income at a lower level than what was assumed at the acquisition date.

At June 30, 2013, there was a total maximum of $115.5 million of outstanding contingent consideration related to acquisitions completed during or subsequent to fiscal 2010.  Of this amount, $91.0 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.  The aggregate current estimated earn-out liabilities of $24.2 million and $35.4 million are reported in “Estimated contingent earn-out liabilities”, and the aggregate non-current estimated earn-out liabilities of $68.1 million and $16.1 million are reported in “Long-term estimated contingent earn-out liabilities” on our condensed consolidated balance sheets at June 30, 2013 and September 30, 2012, respectively.  In the first nine months of fiscal 2013, $24.4 million of earn-outs were paid to former owners. Of this amount, we reported $24.0 million as cash used in financing activities and $0.4 million as cash used in operating activities. In the first nine months of fiscal 2012, $30.4 million of earn-outs were paid to former owners. Of this amount, we reported $18.1 million as cash used in financing activities, $0.6 million as cash used in operating activities and $11.7 million as cash used in investing activities.

5.             Goodwill and Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition.  Goodwill additions resulting from business combinations were primarily attributable to the intangible value of a successful business with an assembled workforce specialized in our areas of interest.  We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate the carrying value of the asset may not be recoverable.  We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred.  However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes could result in future impairments.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our last annual review at July 2, 2012 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill.  We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.  We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.  Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments.  These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.  We aggregate components within an operating segment that have similar economic characteristics.

The impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach.  If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded.  If our goodwill is impaired, we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

During the third quarter of fiscal 2013, certain of our reporting units experienced declines in their actual and projected financial performance.  In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending, and an on-going government investigation into political corruption in Quebec slowed procurements and business activity in that region.  In addition, our work for mining customers continued to slow at a faster pace than previously anticipated due to reduced demand and significant declines in prices for certain metals.  To a lesser extent, we also experienced reduced performance from reporting units with a concentration of work for certain agencies of the U.S. federal government as a result of customer budgetary constraints.  During the third quarter of fiscal 2013, we performed an interim goodwill impairment test for three reporting units in our ECS segment, as follows:

•                  Tetra Tech Canada (“TTC”), with operations primarily in Eastern Canada, particularly Quebec;

•                  Global Mining Practice (“GMP”), with operations primarily in the U.S., Canada, Australia and South America; and

•                  Advanced Management Technology, Inc. (“AMT”), a U.S. federal government contractor primarily doing business with the Federal Aviation Administration.

We performed the first step of the impairment test for each of these reporting units during the third quarter of fiscal 2013, and in each case determined that the carrying value of the reporting unit exceeded its fair value indicating potential goodwill impairment.  The significant change to the assumptions used in the interim test in the third quarter of fiscal 2013 compared to the last annual impairment test as of July 2, 2012 was the projected revenue, operating income and cash flows for each reporting unit tested.

We performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units.  The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.  Based on the results of the step two analyses, we recorded a $56.6 million, or $48.1 million, net of tax, goodwill impairment charge in the third quarter of fiscal 2013 related to the TTC, GMP and AMT reporting units.  The carrying amounts of these reporting units, including goodwill were as follows:

	June 30, 2013
	TTC	GMP	AMT
	(in thousands)

Carrying value before impairment	$245,634	$116,184	$56,474
Goodwill impairment	(27,900)	(11,900)	(16,800)
Carrying value after impairment	$217,734	$104,284	$39,674

As of June 30, 2013, the goodwill amounts after the impairment charges for the TTC, GMP and AMT reporting units were $111.1 million, $72.3 million and $32.6 million, respectively.

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 30, 2012(1) (2)	$412,308	$173,867	$49,783	$635,958
Goodwill acquired	12,306	–	143,304	155,610
Foreign exchange impact(3)	(21,748)	–	(5,307)	(27,055)
Post-acquisition adjustments	2,058	350	–	2,408
Goodwill impairment	(56,600)	–	–	(56,600)
Balance at June 30, 2013	$348,324	$174,217	$187,780	$710,321

(1)            Prior-year amounts for ECS and TSS have been reclassified to conform to the current-year presentation (see Note 10, “Reportable Segments” for more information).  As a result, the ECS revised amount reflects $9.2 million transferred in from EAS and $7.6 million transferred out to TSS.  The TSS revised amount reflects $7.5 million and $7.6 million transferred in from EAS and ECS, respectively.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets were as follows:

	June 30, 2013			September 30, 2012
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.8	$6,174	$(5,138)	$5,467	$(4,685)
Client relations	4.7	128,399	(44,231)	99,096	(31,477)
Backlog	0.6	69,640	(62,362)	59,931	(55,908)
Technology and trade names	3.1	4,109	(1,837)	3,034	(1,227)
Total		$208,322	$(113,568)	$167,528	$(93,297)

Goodwill and intangible assets increased due to acquisitions completed during the first nine months of fiscal 2013, partially offset by the goodwill impairment and foreign currency translation adjustments.  Amortization expense for these intangible assets for the three and nine months ended June 30, 2013 were $9.6 million and $24.2 million, respectively, compared to $6.9 million and $22.1 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2013 and succeeding years is as follows:

Amount
(in thousands)

2013	$8,742
2014	26,238
2015	19,069
2016	15,921
2017	13,488
Beyond	11,296
Total	$94,754

6.             Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	September 30, 2012
	(in thousands)

Land and buildings	$5,565	$5,537
Equipment, furniture and fixtures	205,511	177,710
Leasehold improvements	25,045	26,180
Total property and equipment	236,121	209,427
Accumulated depreciation	(148,745)	(135,118)
Property and equipment, net	$87,376	$74,309

For the three and nine months ended June 30, 2013, the depreciation expense related to property and equipment, including assets under capital leases, was $8.1 million and $22.4 million, respectively, compared to $6.1 million and $19.7 million for the prior-year periods.

In the third quarter of 2013, in connection with exit activities related to vacating leased facilities we recorded a loss of $6.5 million.  The loss consisted of an accrued liability of $4.1 million for estimated contract termination costs associated with the long-term non-cancelable leases of those facilities, reduced by $0.3 million of write-offs of prorated portions of existing deferred items previously recognized in connection with the leases, and $2.7 million in net write-offs of fixed assets, primarily leasehold improvements, furniture and fixtures, that were no longer in use after vacating the facilities. The loss is recorded in other costs of revenue on the condensed consolidated statements of operations.

We initially measured the lease contract termination liability at the fair value of the prorated portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals and other costs. If the actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are reviewed periodically and adjusted when necessary. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2021.  The following is a reconciliation of the beginning and ending balances of these liabilities related to lease contract termination costs:

	ECS	TSS	Total
	(in thousands)

Balance at September 30, 2012	$–	$2,940	$2,940
Costs incurred and charged to expense	3,744	330	4,074
Adjustments (1)	–	(1,009)	(1,009)
Balance at June 30, 2013	$3,744	$2,261	$6,005

(1)	Adjustments of the actual timing and potential termination costs or realization of sublease income.

7.             Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and nine months ended June 30, 2013 was $2.8 million and $7.6 million, respectively, compared to $2.5 million and $8.2 million for the same periods last year.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of operations.  In the three months ended June 30, 2013, no stock options were granted.  For the nine months ended June 30, 2013, we granted 279,075 stock options with an exercise price of $24.26 per share and an estimated weighted-average fair value of $8.74 per share.  In addition, we awarded 108,350 shares of restricted stock to our non-employee directors and executive officers at the fair value of $24.26 per share on the award date.  All of these shares are performance-based and vest over a three-year period.  The number of shares that will ultimately vest is based on the growth in our diluted earnings per share.  In the three months ended June 30, 2013, no restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees were awarded.  For the nine months ended June 30, 2013, 226,655 RSUs were awarded at the fair value of $24.26 - $29.28 per share.  All of the RSUs have time-based vesting over a four-year period.

8.             Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, excluding dilution for the period.  Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted-average dilutive effects of outstanding stock options and restricted stock units and shares using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)

Weighted-average common shares outstanding – basic	64,832	63,387	64,554	63,054
Effect of dilutive stock options and restricted stock units and shares	–	792	–	698
Weighted-average common stock outstanding – diluted	64,832	64,179	64,554	63,752

The computation of diluted loss per share for the three and nine months ended June 30, 2013 excludes 0.7 million and 0.8 million of potential common shares due to their anti-dilutive effect.  For the three and nine months ended July 1, 2012, 2.1 million and 2.9 million options were excluded from the calculation of dilutive potential common shares.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.             Income Taxes

The reconciliation of our income tax expense and effective income tax rates for the nine months ended June 30, 2013 and July 1, 2012 is as follows:

	Nine Months Ended
	June 30, 2013		July 1, 2012
	($ in thousands)

Tax at federal statutory rate	$(9,009)	35.0%	$39,800	35.0%
State taxes, net of federal benefit	210	(0.8)	3,848	3.4
R&E credits	(2,243)	8.7	(253)	(0.2)
Domestic production deduction	(889)	3.5	(543)	(0.5)
Tax differential on foreign earnings	(1,790)	7.0	(3,240)	(2.8)
Valuation allowance	3,832	(14.9)	–	–
Goodwill	12,139	(47.2)	–	–
Other	(1,142)	4.4	(90)	(0.1)

Total income tax expense	$1,108	(4.3)%	$39,522	34.8%

The effective tax rates for the first nine months of fiscal 2013 and 2012 were (4.3%) and 34.8%, respectively.  The negative effective tax rate of 4.3% resulted primarily from the approximately $35 million goodwill impairment charge taken during the third quarter of fiscal 2013 that was not deductible for tax purposes. Excluding the impact of the goodwill impairment, the effective tax rates were 33.7% and 31.2% for the third quarter and first nine months of fiscal 2013, respectively.

At June 30, 2013, undistributed earnings of our foreign subsidiaries, primarily in Canada, aggregating approximately $22.0 million, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 30, 2013, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses for the 36 months ending September 29, 2013, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2013, we did not rely on these projections when assessing the realizability of our deferred tax assets.

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

10.          Reportable Segments

In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability.  These activities included the consolidation and realignment of certain operating activities to improve organizational effectiveness and achieve efficiencies in our segment management.  This reorganization included the elimination of the EAS segment.  Operating activities previously reported in this segment were realigned to operations with similar client types, project types and financial metrics in the ECS and TSS segments.  Segment results for the prior year have been revised to conform to the current-year presentation.  Our reportable segments and their primary business activities are as follows:

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

RCM:  Provides full-service support, including construction and construction management, to all of our client sectors, including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide in the areas of environmental remediation, infrastructure development, transportation, energy, and oil and gas.

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

The following tables set forth summarized financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Revenue
ECS	$251,239	$296,995	$788,600	$856,050
TSS	221,198	258,435	687,230	762,897
RCM	162,560	153,826	499,491	432,043
Elimination of inter-segment revenue	(20,162)	(24,558)	(59,942)	(59,320)
Total revenue	$614,835	$684,698	$1,915,379	$1,991,670

Operating (Loss) Income
ECS	$(7,700)	$27,124	$22,793	$70,075
TSS	5,118	20,658	49,723	57,602
RCM	(35,285)	6,184	(14,109)	16,073
Corporate (1)	(62,017)	(7,705)	(78,816)	(25,854)
Total operating (loss) income	$(99,884)	$46,261	$(20,409)	$117,896

Depreciation
ECS	$2,941	$1,852	$8,154	$7,403
TSS	723	749	2,198	2,432
RCM	3,700	2,674	9,735	7,547
Corporate	726	802	2,333	2,275
Total depreciation	$8,090	$6,077	$22,420	$19,657

(1)   Includes goodwill impairment charge, amortization of intangibles, other costs and other income not allocable to segments. The goodwill impairment charge of $56.6 million for the three and nine-month periods was recorded at Corporate.  The intangible asset amortization expense for the three and nine-month periods of fiscal 2013 was $9.6 million and $24.2 million, respectively, compared to $6.9 million and $22.1 million for the same periods last year.

	June 30, 2013	September 30, 2012
	(in thousands)
Total Assets
ECS	$910,453	$915,571
TSS	673,799	638,405
RCM	413,032	311,051
Assets not allocated to segments and intercompany eliminations (1)	(225,772)	(193,997)
Total assets	$1,771,512	$1,671,030

(1) Assets not allocated to segments include goodwill, intangible assets, deferred income taxes and certain other assets.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table presents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Client Sector
International (1)	$158,579	$170,055	$522,921	$484,767
U.S. commercial	167,280	183,601	488,722	503,469
U.S. federal government (2)	187,983	245,050	621,677	769,167
U.S. state and local government	100,993	85,992	282,059	234,267
Total	$614,835	$684,698	$1,915,379	$1,991,670

(1)     Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)     Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.          Fair Value Measurements

Derivative Instruments.  In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in Canadian dollars (“CAD”) and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  These contracts were designated as cash flow hedges.  Accordingly, changes in the fair value of the contracts were recorded in “Other comprehensive (loss) income”. In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized an immaterial gain in our condensed consolidated statements of operations for the period.

Contingent Consideration.  We measure our contingent earn-out liabilities at fair value on a recurring basis (see Note 4, “Mergers and Acquisitions” for further discussion).

Debt.  The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012).  The carrying value of our long-term debt approximated fair value at June 30, 2013 and September 30, 2012.  For the first nine months of fiscal 2013, we had a net borrowing of $130.8 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs (see Note 13, “Credit Facility” for more information).

12.          Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and nine months ended June 30, 2013 was $2.8 million and $9.8 million, respectively, compared to $3.1 million and $12.1 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at June 30, 2013 and September 30, 2012.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by our consolidated joint ventures at June 30, 2013 and September 30, 2012 were $0.6 million and $1.6 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of operations.  For the three and nine months ended June 30, 2013, we reported $0.6 million and $2.5 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.8 million and $2.4 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $20.1 million and $17.4 million, respectively, at June 30, 2013, and $19.0 million and $15.7 million, respectively, at September 30, 2012.

13.          Credit Facility

At March 31, 2013, we had a credit agreement that provided for a $460 million five-year revolving credit facility that matured in March 2016.  On May 7, 2013, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) and refinanced the indebtedness under the prior credit agreement.  The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions.  The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit.  At June 30, 2013, we had $441.6 million of available credit under the Revolving Credit Facility, of which $97.5 million could be borrowed without a violation of our debt covenants.

The entire Term Loan Facility was drawn on May 7, 2013.  The Term Loan Facility is subject to quarterly amortization of principal, with no principal payment due in year 1, $10.3 million payable in both years 2 and 3, and $15.4 million payable in both years 4 and 5, respectively.  The Term Loan may be prepaid at any time without penalty.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly.  The Term Loan Facility is subject to the same interest rate provisions.  The interest rate of the Term Loan Facility at the date of inception was 1.57%.  The Amended Credit Agreement expires on May 7, 2018, or earlier at our discretion upon payment in full of loans and other obligations.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default.  The financial covenants provide for a maximum Consolidated Leverage Ratio of 2.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 (EBITDA, as defined in the Amended Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. We had borrowings outstanding under the Amended Credit Agreement at June 30, 2013 of $209.8 million, of which $205 million was outstanding under the Term Loan Facility, and $4.8 million was outstanding under the Revolving Credit Facility.  In addition, there was $13.6 outstanding in standby letters of credit under the Amended Credit Agreement.

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

During late March 2013, the then-president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee’s former employer.  A trial in this matter is scheduled for October 2013.

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

On June 28, 2013, a purported class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  We believe the complaint is without merit and intend to defend the case vigorously.

The financial impact to us of the matters discussed above is unknown at this time.

15.          Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income.  We are required to present components of net income and other comprehensive income in either one single continuous statement or in two separate consecutive statements.  This guidance was effective for us in the first quarter of fiscal 2013 and it did not have an impact on our condensed consolidated financial statements.

In September 2011, the FASB issued updated guidance to simplify goodwill impairment testing.  The amendment permits us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The guidance was effective for us in July 2013 when we perform our annual goodwill impairment test.  This guidance did not have a material impact on our condensed consolidated financial statements.

In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards.  This guidance will be effective for us in the first quarter of fiscal 2014 on a retrospective basis.  We are currently evaluating the impact on our condensed consolidated financial statements.

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income.  We are required to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance is effective for us in the first quarter of fiscal 2014.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In July 2013, the FASB issued an update on an inclusion of the Fed Funds Effective Swap as a benchmark interest rate (Overnight Interest Swap Rate) for hedge accounting purposes.  This guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP.  This guidance will be effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013.  We do not expect a material impact to our condensed consolidated financial statements.

In July 2013, the FASB issued an update on the financial statement presentation of unrecognized tax benefits.  We are required to present a liability related to an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This guidance will be effective for us in the first quarter of fiscal 2014.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Client Sector
International (1)	25.8%	24.8%	27.3%	24.3%
U.S. commercial	27.2	26.8	25.5	25.3
U.S. federal government (2)	30.6	35.8	32.5	38.6
U.S. state and local government	16.4	12.6	14.7	11.8
Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

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

Technical Support Services.  TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and building and facilities.

Remediation and Construction Management.  RCM provides full-service support, including construction and construction management, to all of our client sectors, including the U.S. federal government in the U.S. and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, transportation, solid waste management, energy, and oil and gas.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Reportable Segment
ECS	40.9%	43.4%	41.1%	43.0%
TSS	36.0	37.7	35.9	38.3
RCM	26.4	22.5	26.1	21.7
Inter-segment elimination	(3.3)	(3.6)	(3.1)	(3.0)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Contract Type
Fixed-price	42.1%	38.8%	41.1%	39.2%
Time-and-materials	39.1	42.9	40.4	41.3
Cost-plus	18.8	18.3	18.5	19.5
	100.0%	100.0%	100.0%	100.0%

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

On December 31, 2012, the first day of our fiscal 2013 second quarter, we acquired AEG, a solid waste management specialist headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  On January 28, 2013, we acquired Parkland, headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland are both included in our RCM segment.  We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS segment in the first half of fiscal 2103, and in our ECS and TSS segments in fiscal 2012 (see Note 4, “Mergers and Acquisitions” for further discussion).

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first nine months of fiscal 2013 and 2012.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the third quarter of fiscal 2013, our revenue declined compared to the same period last year and we reported a net loss for the quarter.  Our financial results were adversely impacted by weakness in our Eastern Canada and global mining operations, and we incurred significant costs to right-size these businesses.  We also incurred significant charges on certain projects this quarter that further reduced revenue and earnings.  To a lesser extent, we experienced an expected decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget continued to delay project funding in the current fiscal year.  Our earnings were also negatively affected by a non-cash goodwill impairment charge.

Impact of Recent Business Environment.  Current economic conditions have been somewhat volatile, and there is increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant.  The uncertainty regarding the U.S. federal budget and the impact of tax increases has added to the doubt regarding economic conditions generally.  These conditions have been, and could continue to be, negatively impacted by mandatory federal budget reductions, or sequestrations, that became effective in our fiscal second quarter.  In addition, concerns over these conditions appear to be restraining business owners from making the significant investment commitments needed to fund future growth.

In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending and an ongoing government investigation into political corruption in Quebec, have slowed procurements and business activity in that region.  As a result, we experienced weaker than expected financial performance in our Eastern Canadian operations during the third quarter of fiscal 2013 and we took actions to right-size the business that resulted in significant severance and office closure charges.

Our work for mining customers also slowed more than expected during the third quarter of fiscal 2013 as these customers responded to lower global growth expectations.  This was driven in large part by China’s report in April 2013 of slower economic growth in the first quarter of 2013.  As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices.  Due to the subsequent slowdown in mining activities, we right-sized our global mining business by reducing staff and closing offices in the third quarter of fiscal 2013.

These events exacerbated negative business trends and adversely impacted our related operations.  Consequently, we recorded a non-cash goodwill impairment charge this quarter.  Persistent negative market conditions and financial results could result in additional goodwill impairment.

With these trends and overall uncertainty, it is difficult to confidently predict the future direction in which the U.S. and global economies are headed.  Strong economic expansion generally benefits our business while a tepid financial recovery could adversely impact demand for our services.  It is not possible to predict with certainty whether or when a recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

International.  For the first nine months of fiscal 2013, our international business grew 7.9% compared to the year-ago period.  The growth was driven by the continued expansion of our services to the oil and gas industry, primarily as a result of acquisitions.  We expect that our international business will continue its growth during fiscal 2013 as a result of our continued expansion in Canada and South America, and demand for our services from our largest industrial clients worldwide.  However, this growth is expected to be tempered by anticipated reductions in our Eastern Canada and global mining operations.

U.S. Commercial.  Our U.S. commercial business declined 2.9% in the first nine months of fiscal 2013 compared to the year-ago period.  This decline resulted from a project charge to revenue during the third quarter of fiscal 2013.  Excluding this charge, our U.S. commercial business was flat compared to last year.  We experienced growth in many of our service offerings, including increased activity for oil and gas clients that generates relatively high profit margins.  In addition, our solid waste management operations increased, primarily due to an acquisition in fiscal 2013.  The increased activity was offset by delays in infrastructure capital spending by several U.S. commercial clients in reaction to economic uncertainty.  Although we expect some economic weakness may continue in certain sectors of our U.S. commercial business, we are cautiously optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas.  As such, we expect that our U.S. commercial business will grow in fiscal 2013.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown or pickup in the remainder of fiscal 2013, we would expect our U.S. commercial outlook to change accordingly.

U.S. Federal Government.  For the first nine months of fiscal 2013, our U.S. federal business declined 19.2% compared to the year-ago period.  This decline resulted from a broad-based slowdown of U.S. federal government programs due in part to the impact of the sequestration, and reduced activities on certain construction and discretionary programs.  Significant project-related charges to revenue in the third quarter of fiscal 2013 further reduced revenue this quarter.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  However, due to the U.S. federal budget uncertainties and the effect of sequestration, we remain cautious.

U.S. State and Local Government.  For the first nine months of fiscal 2013, our U.S. state and local government business increased 20.4%.  This growth was driven by increased revenue from essential programs.  Many state and local government agencies are now experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs will progress despite budget pressures as demonstrated by the growth in fiscal 2012 and the first nine months of fiscal 2013.  Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its growth in fiscal 2013 compared to fiscal 2012 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 30,	July 1,	Change		June 30,	July 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$614,835	$684,698	$(69,863)	(10.2)%	$1,915,379	$1,991,670	$(76,291)	(3.8)%
Subcontractor costs	(139,693)	(167,832)	28,139	16.8	(422,092)	(505,855)	83,763	16.6
Revenue, net of subcontractor costs(1)	475,142	516,866	(41,724)	(8.1)	1,493,287	1,485,815	7,472	0.5
Other costs of revenue	(469,398)	(419,140)	(50,258)	(12.0)	(1,314,219)	(1,215,391)	(98,828)	(8.1)
Selling, general and administrative expenses	(56,744)	(53,210)	(3,534)	(6.6)	(151,539)	(154,487)	2,948	1.9
Contingent consideration – fair value adjustments	7,716	1,745	5,971	342.2	8,662	1,959	6,703	342.2
Impairment of goodwill (2)	(56,600)	–	(56,600)	NM	(56,600)	–	(56,600)	NM
Operating (loss) income	(99,884)	46,261	(146,145)	(315.9)	(20,409)	117,896	(138,305)	(117.3)
Interest expense - net	(2,010)	(1,419)	(591)	(41.6)	(5,330)	(4,182)	(1,148)	(27.5)
(Loss) income before income tax expense	(101,894)	44,842	(146,736)	(327.2)	(25,739)	113,714	(139,453)	(122.6)
Income tax (benefit) expense	23,779	(15,674)	39,453	251.7	(1,108)	(39,522)	38,414	97.2
Net (loss) income including noncontrolling interests	(78,115)	29,168	(107,283)	(367.8)	(26,847)	74,192	(101,039)	(136.2)
Net income attributable to noncontrolling interests	(270)	(114)	(156)	(136.8)	(495)	(244)	(251)	(102.9)
Net (loss) income attributable to Tetra Tech	$(78,385)	$29,054	$(107,439)	(369.8)	$(27,342)	$73,948	$(101,290)	(137.0)

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

(2)	NM means not meaningful.

In the third quarter of fiscal 2013, our revenue and operating income were adversely impacted by weakness in certain areas of our business that resulted in reduced revenue, significant costs to right-size the related operations, and a non-cash goodwill impairment charge.  In addition, we recorded project-related charges and adjustments to estimated costs at completion during the quarter that reduced revenue and increased project costs.  As a result of these factors, in the third quarter of fiscal 2013, revenue and revenue, net of subcontractor costs, decreased $69.9 million, or 10.2%, and $41.7 million, or 8.1%, compared to the third quarter of last year.  In the first nine months of fiscal 2013, revenue decreased $76.3 million, or 3.8%, and revenue, net of subcontractor costs, increased $7.5 million, or less than 1%, compared to the same period last year.

The project charges that reduced revenue in the third quarter of fiscal 2013 primarily related to adverse developments on certain projects during the third quarter, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable.  These charges included amounts related to claims, including requests for equitable adjustment, on three programs in the RCM segment with U.S. federal and state and local government clients.  In addition, we recorded a project-related charge on a commercial development contract in the TSS segment due to a change in client ownership and the related modification of plans for completion of the project.  These events adversely affected the collectability of certain related receivables and the profitability expectations for the project.  Collectively, the project charges on these four programs reduced revenue and revenue, net of subcontractor costs, by $29.6 million in the third quarter of fiscal 2013.

Our results this quarter also reflected the declines in our Eastern Canada and global mining activities as previously discussed.  Revenue and revenue, net of subcontractor costs, on a combined basis for these operations decreased $37.5 million and $31.6 million, respectively, in third quarter of fiscal 2013 compared to last year’s third quarter.  On a year-to-date basis, these declines were $59.2 million and $44.8 million, respectively, compared to the same period last year.  We also experienced a broad-based slowdown in our U.S. federal government programs due to budgetary constraints, including the impact of sequestration.

The weakness in our Eastern Canada, global mining and U.S. federal government operations was partially offset by increased activity on certain U.S. state and local government projects that were considered essential programs.  Our revenue and revenue, net of subcontractor costs, from these activities increased $15.0 million and $8.8 million, respectively, in the third quarter of fiscal 2013, and increased $47.8 million and $36.5 million, respectively, in the first nine months of fiscal 2013, compared to the same periods last year.  Acquisitions completed in fiscal 2012 and 2013 contributed additional revenue of $47.6 million and $131.6 million to the third quarter and first nine months of fiscal 2013, respectively.

We reported operating losses of $99.9 million and $20.4 million, respectively, in the third quarter and first nine months of fiscal 2013, respectively.  These losses included a non-cash goodwill impairment charge of $56.6 million in the third quarter of fiscal 2013.  Excluding this charge, our operating loss was $43.3 million in the third quarter and our operating income was $36.2 million in the first nine months of fiscal 2013.  These results compare to operating income of $46.3 million in the third quarter and $117.9 million in the first nine months of last year.  The $89.5 million decline in quarterly operating income, excluding goodwill impairment, from last year’s third quarter was primarily due to project-related charges and adjustments to estimated costs at completion, as well as the slowdown in our Eastern Canada and global mining operations. The project-related charges and adjustments to estimated costs at completion on the four programs described above collectively reduced operating income by $35.5 million in the third quarter of fiscal 2013.  In addition, the weaker results in our Eastern Canada and global mining operations and the resulting charges to right-size these businesses, as described above, caused a reduction of $28.2 million in operating income in the third quarter of fiscal 2013.  These right-sizing costs are not expected to recur at this level.  However, the lower level of revenue, which had a lesser impact on operating income, is expected to continue in the near term.

The decline in operating income also reflected the higher amortization of intangibles of $2.7 million in the third quarter of fiscal 2013 compared to the year-ago quarter.  The decline was partially offset by $7.7 million of gains related to changes in the estimated fair value of our contingent earn-out liabilities in the third quarter of fiscal 2013 compared to $1.7 million of such gains in the same period last year.

In the third quarter of fiscal 2013, we recorded $23.8 million of income tax benefit compared to $15.7 million of income tax expense for the same period last year.  For the nine-month period, our income tax expense was $1.1 million compared to $39.5 million for the same period last year.  Our income tax expense decreased primarily due to operating losses for both periods. Additionally, we recorded an approximately $35 million goodwill impairment charge during the third quarter of fiscal 2013 that was not deductible for tax purposes.  To a lesser extent, the decreases resulted from increased estimates of R&E credits for fiscal 2013.  For the first nine months of fiscal 2013, our effective tax rate was (4.3%) compared to 34.8% for the same period last year.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Nine Months Ended
	June 30,	July 1,	Change		June 30,	July 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$251,239	$296,995	$(45,756)	(15.4)%	$788,600	$856,050	$(67,450)	(7.9)%
Subcontractor costs	(28,696)	(42,527)	13,831	32.5	(99,289)	(125,676)	26,387	21.0
Revenue, net of subcontractor costs(1)	$222,543	$254,468	$(31,925)	(12.5)	$689,311	$730,374	$(41,063)	(5.6)

Operating (loss) income	$(7,700)	$27,124	$(34,824)	(128.4)	$22,793	$70,075	$(47,282)	(67.5)

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue declined $45.8 million and $67.5 million, respectively, in the third quarter and first nine months of fiscal 2013 compared with the same periods of fiscal 2012.  We experienced corresponding declines in revenue, net of subcontractor costs, of $31.9 million and $41.1 million, respectively, in the third quarter and first nine months of fiscal 2013.  These results reflected the decline in our Canadian operations that are focused on municipal government and mining activities, as well as in our U.S. operations that are focused on federal government and mining-related business.  The aggregate revenue and revenue, net of subcontractor costs, from these operations was $37.5 million and $31.6 million lower, respectively, in the third quarter of fiscal 2013 than in the same period last year.  On a year-to-date basis, the declines were $59.2 million and $44.8 million, respectively.

Our operating income decreased $34.8 million and $47.3 million, respectively, in the third quarter and first nine months of fiscal 2013 compared with the same periods of fiscal 2012, resulting in an operating loss for the quarter.  The loss was primarily attributable to the causes described above, and also resulted from lower staff utilization, as well as severance and office-related closure costs of $10.3 million in the third quarter of fiscal 2013.  Including these right-sizing costs, the combined reduction in operating income from our Eastern Canada and mining operations was $28.2 million for the quarter and $43.8 million year-to-date compared to the same periods last year.

Technical Support Services

	Three Months Ended				Nine Months Ended
	June 30,	July 1,	Change		June 30,	July 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$221,198	$258,435	$(37,237)	(14.4)%	$687,230	$762,897	$(75,667)	(9.9)%
Subcontractor costs	(68,301)	(83,682)	15,381	18.4	(200,470)	(248,743)	48,273	19.4
Revenue, net of subcontractor costs(1)	$152,897	$174,753	$(21,856)	(12.5)	$486,760	$514,154	$(27,394)	(5.3)

Operating income	$5,118	$20,658	$(15,540)	(75.2)	$49,723	$57,602	$(7,879)	(13.7)

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, declined $37.2 million and $21.9 million, respectively, in the third quarter of fiscal 2013 compared with the third quarter of last year.  For the first nine months of fiscal 2013, revenue and revenue, net of subcontractor costs, declined $75.7 million and $27.4 million, respectively, compared with the same period of fiscal 2012.  These declines were driven by a $12.4 million negative revenue adjustment related to a project charge on a U.S. commercial development project.  This charge was due to a change in client ownership and the related modification in completion plans for the project.  These events adversely affected the collectability of certain related receivables and profitability expectations for the project.  The remaining revenue declines were primarily attributable to lower revenue from U.S. federal government programs across several agencies.  Revenue and revenue, net of subcontractor costs, from these programs decreased by $40.8 million and $15.0 million, respectively, for the third quarter of fiscal 2013, and by $100.6 million and $36.0 million, respectively, on a year-to-date basis compared to the same periods last year.  The decline in U.S. federal government activity was partially offset by the growth in our work for oil and gas clients.  We generated $11.2 million and $27.8 million of revenue in the third quarter and first nine months of fiscal 2013, respectively, compared to $2.4 million in both comparable periods last year, from a company acquired in the third quarter of fiscal 2012 that performs oil and gas services.

Our operating income decreased $15.5 million and $7.9 million in the third quarter and first nine months of fiscal 2013, respectively, compared with the same periods of fiscal 2012.  The project charge and reduction in U.S. federal government revenue as described above were the primary drivers for the reduced operating income in the third quarter and year-to-date.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 30,	July 1,	Change		June 30,	July 1,	Change
	2013	2012	$	%	2013	2012	$	%
	($ in thousands)

Revenue	$162,560	$153,826	$8,734	5.7%	$499,491	$432,043	$67,448	15.6%
Subcontractor costs	(62,858)	(66,181)	3,323	5.0	(182,275)	(190,756)	8,481	4.4
Revenue, net of subcontractor costs(1)	$99,702	$87,645	$12,057	13.8	$317,216	$241,287	$75,929	31.5

Operating (loss) income	$(35,285)	$6,184	$(41,469)	(670.6)	$(14,109)	$16,073	$(30,182)	(187.8)

(1)	Represents a non-GAAP financial measure. For more information, see the “Consolidated Results of Operations” discussion above.

Revenue and revenue, net of subcontractor costs, increased $8.7 million and $12.1 million, respectively, in the third quarter, and $67.4 million and $75.9 million, respectively, in the first nine months of fiscal 2013 compared with the same periods last year.  The increases in revenue and revenue, net of subcontractor costs, are attributable to additional work in our U.S. commercial and international oil and gas businesses that resulted from the acquisitions we completed in the second quarter of fiscal 2013.  On a combined basis, these acquisitions contributed revenue of $40.3 million in the third quarter of fiscal 2013 and $107.8 million year-to-date.  In addition, we recorded increased revenue on commercial remediation and state transportation projects.

However, project-related charges on certain programs reduced third quarter and year-to-date fiscal 2013 revenue and revenue, net of subcontractor costs, by $17.3 million. These project charges in the third quarter of fiscal 2013 related to adverse changes in the estimated collectability of unbilled accounts receivable and estimated costs at completion.  These included claims, including requests for equitable adjustment on three programs in the RCM segment with U.S. federal and state and local government clients.  Our operating losses were $35.3 million and $14.1 million, respectively, for the third quarter and first nine months of fiscal 2013.  The project-related charges to revenue described above contributed $23.1 million to the operating loss.  The remaining loss in the third quarter was due to decreased utilization of labor and equipment resources related to decreased revenue.

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

EBITDA represents net income (loss) attributable to Tetra Tech plus net interest expense, income taxes, depreciation and amortization.  We believe EBITDA is a useful representation of our operating performance because of significant amounts of acquisition-related non-cash amortization expense, which can fluctuate significantly depending on the timing, nature and size of our business acquisitions.  Revenue, net of subcontractor costs, is defined as revenue less subcontractor costs.  For more information, see the “Consolidated Results of Operations” discussion above.  EBITDA and revenue, net of subcontractor costs, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)

Net (loss) income attributable to Tetra Tech	$(78,385)	$29,054	$(27,342)	$73,948
Interest expense, net	2,010	1,419	5,330	4,182
Depreciation (1)	8,090	6,077	22,420	19,657
Amortization (1)	9,555	6,901	24,239	22,083
Income tax expense	(23,779)	15,674	1,108	39,522
EBITDA	$(82,509)	$59,125	$25,755	$159,392

Revenue	$614,835	$684,698	$1,915,379	$1,991,670
Subcontractor costs	(139,693)	(167,832)	(422,092)	(505,855)
Revenue, net of subcontractors costs	$475,142	$516,866	$1,493,287	$1,485,815

(1)	The total of depreciation and amortization expenses is different from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our capital requirements are to fund working capital needs, capital expenditures, repurchases of stock under our Stock Repurchase Program and debt service requirements, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our cash balances, operating cash flow and available borrowing under our Amended Credit Agreement will be sufficient to meet our capital requirements for at least the next 12 months.

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

Operating Activities.  For the nine-month period ended June 30, 2013, net cash provided by operating activities was $115.3 million, a decrease of $12.9 million compared to the prior-year period.  The decrease was due to lower EBITDA as a result of operating losses in the third quarter of fiscal 2013.  Additionally, the decrease resulted from changes in accounts payable, accrued compensation, prepaid expenses and other assets, income tax payables, and billings in excess of costs on uncompleted contracts caused by the timing of payments to vendors, subcontractors and employees.  The overall decrease was partially mitigated by a favorable change in accounts receivable due to the timing of cash collections.

Investing Activities.  For the nine-month period ended June 30, 2013, net cash used in investing activities was $187.2 million, an increase of $119.9 million compared to the prior-year period.  The increase resulted from net cash payments related to business acquisitions completed during the first nine months of fiscal 2013.  Additionally, our capital expenditures were $20.5 million, an increase of $5.6 million compared to the prior-year period.  New equipment was purchased to replace obsolete equipment and satisfy requirements for project execution.

Financing Activities.  For the nine-month period ended June 30, 2013, net cash provided by financing activities was $115.7 million, compared to net cash used in financing activities of $12.3 million in the prior-year period.  Our borrowings under our Amended Credit Agreement increased $243.5 million due to the funding of our business acquisitions, working capital needs and contingent earn-outs.  The net cash provided by financing activities was partially offset by increases of $107.0 million in repayments of long-term debt and $6.0 million in contingent earn-out payments compared to the prior-year period.

Debt Financing.  At March 31, 2013, we had a credit agreement that provided for a $460 million five-year revolving credit facility that matured in March 2016. On May 7, 2013, we entered into the Amended Credit Agreement and refinanced the indebtedness under the prior credit agreement.  The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million Term Loan Facility and a $460 million Revolving Credit Facility.  The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions.  The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit.

The entire Term Loan Facility was drawn on May 7, 2013.  The Term Loan Facility is subject to quarterly amortization of principal, with no principal payment due in year 1, $10.3 million payable in both years 2 and 3, and $15.4 million payable in both years 4 and 5, respectively.  The Term Loan may be prepaid at any time without penalty.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly.  The Term Loan Facility is subject to the same interest rate provisions.  The interest rate of the Term Loan Facility at the date of inception was 1.57%.  The Amended Credit Agreement expires on May 7, 2018, or earlier at our discretion upon payment in full of loans and other obligations.

As of June 30, 2013, we had $209.8 million in borrowings outstanding under the Amended Credit Agreement for both the Term Loan Facility and Revolving Credit Facility at a weighted-average interest rate of 1.93% per annum and $13.6 million in standby letters of credit.  The borrowings outstanding at June 30, 2013 consisted of $205 million under the Term Loan Facility and $4.8 million under the Revolving Credit Facility.  The borrowings under the Revolving Credit Facility were multicurrency borrowings.  At June 30, 2013, we had $441.6 million of available credit under the Revolving Credit Facility, of which $97.5 million could be borrowed without a violation of our debt covenants.  We are in the process of amending certain covenants to enable access to the entire Revolving Credit Facility.  In addition, we entered into agreements with three banks to issue up to $40 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities was $5.5 million, of which $5.4 million was issued in currencies other than the U.S. dollar.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default.  The financial covenants provide for a maximum Consolidated Leverage Ratio of 2.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 (EBITDA, as defined in the Amended Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).  At June 30, 2013, we were in compliance with these covenants with a consolidated leverage ratio of 1.91x and a consolidated fixed charge coverage ratio of 1.41x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 30, 2013, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses for the 36 months ending September 29, 2013, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2013, we did not rely on these projections when assessing the realizability of our deferred tax assets.

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

The following is a summary of our off-balance sheet arrangements as of June 30, 2013:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  We had $13.6 million in standby letters of credit outstanding under our Amended Credit Agreement and $5.2 million in standby letters of credit outstanding under our additional letter of credit facilities.

•                  We have guaranteed a bank overdraft facility at one of our foreign affiliates in the amount of $0.6 million.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, for both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At June 30, 2013 we had borrowings outstanding under the Amended Credit Agreement of $209.8 million at a weighted average interest rate of 1.93%, of which $205 million was outstanding under the Term Loan Facility, and $4.8 million was outstanding under the Revolving Credit Facility.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and nine months ended June 30, 2013, we recognized foreign currency losses of $0.5 million and $0.6 million, respectively, compared to a loss of $0.1 million and a gain of $0.1 million for the prior-year periods.  Foreign currency gains and losses were recognized as part of SG&A expenses in our condensed consolidated statements of operations.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first nine months of fiscal 2013 and 2012, 27.3% and 24.3% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first nine months of fiscal 2013, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $40.2 million compared to an increase in equity of $13.0 million in the first nine months of fiscal 2012.  These amounts were recognized as an adjustment to equity through other comprehensive income.

In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc.  The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD.  In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013.  In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates.  In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized an immaterial gain in our condensed consolidated statements of operations for the period.  For more information, see Note 11, “Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements”.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During late March 2013, the then–president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee’s former employer.  A trial in this matter is scheduled for October 2013.

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

On June 28, 2013, a purported class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  We believe the complaint is without merit and intend to defend the case vigorously.

The financial impact to us of the matters discussed above is unknown at this time.

Item 1A.        Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations.  Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

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

We derive revenue from companies in the mining industry, which is an historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of prices for commodities.  If economic growth slows or global demand for commodities declines further, then our revenue, profits and our financial condition may deteriorate.

In the third quarter of 2013, we generated approximately 8.1% of our revenue from services performed for mining clients.  The businesses of our global mining clients are, to varying degrees, cyclical and have experienced declines over the last year due to lower global growth expectations and the associated decline in market prices.  For example, depending on the market prices of uranium, precious metals, aluminum, copper, iron ore and potash, our mining company clients may cancel or curtail their mining projects, which could result in a corresponding decline in the demand for our services among these clients.  Accordingly, the cyclicality of the mining market could have a material adverse effect on our business, operating results or financial condition.

Our revenue from U.S. commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

In the third quarter of 2013, we generated 27.2% of our revenue from U.S. commercial clients.  Due to continuing weakness in general economic conditions, our U.S. commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the third quarter of 2013, we generated 47.0% of our revenue from contracts with U.S. federal, state and local government agencies.  U.S. federal government agencies are among our most significant clients.  We generated 30.6% of our revenue for the third quarter of 2013 from the following agencies: 11.0% from U.S. Department of Defense (“DoD”) agencies, 10.0% from USAID and 9.6% from other U.S. federal government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the third quarter of 2013, we generated 25.8% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

For example, an on-going government investigation into political corruption in Quebec has contributed to the slow-down in procurements and business activity in that province, which has adversely affected our business.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  At June 30, 2013, our goodwill was $710.3 million and other intangible assets were $94.8 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

In the third quarter of fiscal 2013, we performed an interim goodwill impairment test and recorded a $56.6 million, or $48.1 million, net of tax, goodwill impairment charge in the ECS segment.

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

Our backlog at June 30, 2013, was $1.9 billion.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our Amended Credit Agreement limits or restricts our ability to, among other things:

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

Our Amended Credit Agreement also requires that we maintain certain financial ratios, which we may not be able to achieve. The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

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

We engage in consulting, engineering, program management, construction management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time.  In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 14, “Commitments and Contingencies” for more information).

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In June 2013, our board of directors authorized the Stock Repurchase Program under which we may repurchase up to $100 million of Tetra Tech common stock.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.

A summary of the repurchase activity for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (1)

April 1, 2012 – April 28, 2013	–	–	–	–
April 29, 2013 – May 26, 2013	–	–	–	–
May 27, 2013 – June 30, 2013	175,700	$23.60	175,700	$95,853,324

(1)    We may repurchase up to $100 million of Tetra Tech common stock under the Stock Repurchase Program, which was publicly announced in June 2013.  The Stock Repurchase Program will expire at the earliest of (i) the close of business on January 27, 2014, (ii) any optional termination date, (iii) the date on which any required termination notice is received by our broker, (iv) the close of business on the date that the maximum $100 million of common stock has been purchased, or (v) the date that our broker becomes aware of the commencement or impending commencement of any voluntary or involuntary proceedings relating to our bankruptcy or insolvency.

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2013	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)