Form 10-K
period 2013-09-29
TETRA TECH INC
filed 2013-11-20
CIK 831641

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates on March 28, 2013, was $1.9 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

On November 11, 2013, 64,163,177 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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

              We are a global provider of consulting and engineering services, renowned for our leadership in water-related services for public and private clients. Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past ten years, most recently in its April 26, 2013, "Top 500 Design Firms" issue. In 2013, Tetra Tech was also ranked number one in water treatment and supply, environmental management, consulting studies, solid waste and wind power. ENR also ranks Tetra Tech among the top 10 firms in numerous other service lines, including environmental science, engineering/design, sanitary/storm sewers, chemical and soil remediation, site assessment and compliance, hazardous waste, industrial processes and manufacturing.

              Our ability to apply our skills to developing solutions for water management across a wide array of public and private sector needs has diversified our client base, expanded our geographic reach, and increased our ability to service both existing and emerging markets. We currently have more than 14,000 staff worldwide, located primarily in North America.

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

  •
  Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within the company, encouraging a diverse workforce, and ensuring a safe workplace.

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

              Our water market supports government agencies responsible for managing water supply, wastewater treatment, stormwater and flood protection. Our water market also supports private sector clients that require water supply and treatment for industrial processes. We help our clients develop water supplies and manage water resources, while addressing a wide range of local and national government requirements and policies. We provide essential support for water and site management needs for resource extraction in the oil and gas and mining industries. Our water and environmental markets also include both government and commercial clients that are working to restore contaminated areas and protect uncontaminated areas. Our energy market consists of both government and commercial clients that seek to develop renewable energy resources, identify energy efficiency enhancements, and improve energy transmission. Our infrastructure market includes the design of public and commercial buildings and facilities, including high efficiency, low-energy use buildings. Our natural resources market provides support for the safe, sustainable extraction of necessary mineral resources and oil and gas, including the wide range of required services to meet water, environment, energy and infrastructure-related needs, sometimes in remote regions of the world.

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

The Tetra Tech Strategy

              To continue our successful growth and maintain a competitive position, we have implemented the following strategy that is integral to our future success:

              Start with Science.    We typically start with science at the onset of a project, building on our staff's strong technical and interdisciplinary expertise in natural and physical sciences. This strength allows us to effectively evaluate and recommend potential solutions to our clients' problems. We can support our clients through the entire project life cycle by providing consulting, engineering, construction management, operations and maintenance, and information technology services. We offer these services individually or as part of our full-service approach.

              Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since our inception, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to all aspects of water resource management. We have been successful in leveraging this foundation of scientific and engineering capabilities into other market areas, including an expanding base on commercial and industrial clients. Our services are provided by a wide range of professionals, including archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Because of the experience that we have gained from thousands of completed projects, we have relevant expertise to draw from, and are often able to adapt and apply proven solutions to our clients' problems.

              Global Coverage and Local Delivery.    We believe that proximity to our clients is instrumental to understanding their needs and delivering comprehensive services. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. We currently have North American operations throughout the United States and Canada. We have also increased our international presence with regional offices in Australia, Europe, Asia, South America, Africa and the Middle East. Our base of operations in North America and network of international offices provide a platform from which we can respond to the global need for essential water, environment, and energy services and help foster economic development. Over the past year, we worked in 113 countries, helping federal and local government agencies, the private sector and development assistance entities address complex water, environment, energy and related infrastructure needs in an environmentally responsible manner.

              Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing clients, resulting in more comprehensive and interdisciplinary projects. We have regularly been able to secure design and program management contracts after having supported clients in the scientific evaluation and engineering phases of a project. By expanding our role with existing clients, we can address larger problems and provide integrated solutions. For our global clients, we also focus on expanding from localized geographic areas to provide broader national and international support in multiple locations.

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

              Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services and bidding for complex projects that are at the leading edge of policy and technology development. We develop integrated, sustainable solutions by combining our interdisciplinary capabilities in water, environment, energy, infrastructure and natural resources. Our combination of technical expertise with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to recruit and retain top quality talent.

              Focus on Cash Generation.    We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

              Actively Attract, Recruit and Retain Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide technical skills, innovative thinking, teamwork and dedication to maintaining long-term client relationships. Our full-service capabilities, internal networking programs, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals who support our long-term growth.

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

 Reportable Segments

              In fiscal 2013, we managed our business under three reportable segments. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2013	2012	2011
Engineering and Consulting Services	39.6%	42.6%	43.1%
Technical Support Services	35.7	37.7	38.7
Remediation and Construction Management	27.8	22.9	23.5
Inter-segment elimination	(3.1)	(3.2)	(5.3)

	100.0%	100.0%	100.0%

              In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability, including the consolidation and realignment of certain operating activities to achieve efficiencies in our segment management. This reorganization included the elimination of the Engineering and Architecture Services ("EAS") reportable segment, and the re-assignment of its operations to the Engineering and Consulting Services and Technical Support Services segments. Prior year amounts have been reclassified to conform to the current-year presentation.

              For additional information regarding our reorganization and our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, "Risk Factors" of this report.

Engineering and Consulting Services ("ECS")

              ECS provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation and information technology.

              Surface Water Management.    Public concern with the quality of rivers, lakes, streams, and coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, two important factors have raised the visibility of the need for surface water management: competition for water resources and climate variations, such as those that cause increasingly severe droughts and floods. Over the past 40 years, we have developed a specialized set of technical skills that position us to compete effectively for surface water and watershed management projects. We provide water resource services to U.S. federal and Canadian provincial government clients such as the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Defense ("DoD"), the U.S. Department of Energy ("DOE") and the Alberta Ministry of Environment. We also provide these services to a broad base of commercial clients, including those in the aerospace, chemical, alternative energy, mining, oil and gas, pharmaceutical, retail and utility industries. Further, we provide surface water modeling services to municipal government agencies in the United States and Canada, particularly in the areas of watershed management, climate adaptation analysis, flood control, and the optimal management of stormwater and combined sewer overflow systems.

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

              Solid Waste Management.    We provide a wide range of engineering and consulting services for solid waste management, including landfill design and management. We also provide full-service solutions for gas-to-energy facilities using landfill methane gas. These services are performed throughout the United States and Canada.

              Mining.    We offer a full range of services for mining projects worldwide, including resource assessment, mine development, operations support and closure/remediation. Our full-service mining services team includes geologists, metallurgists, mine engineers, environmental scientists and water specialists. We address tough challenges in engineering design, procurement and construction to support all areas of mine operations, including underground and open pit operations, surface infrastructure, mills and process plants, power generation and transmission projects, water treatment, tailings management and regulatory compliance.

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

              Arctic Engineering.    We provide consulting and construction services to owners of transportation, mining, energy and community infrastructure in the circumpolar region, which includes the Arctic and areas of permafrost around the globe. In this extreme environment where temperatures can drop below -50 °C (-58 °F), we provide adaptive engineering and scientific services that reach beyond traditional approaches. We are one of the few firms that are capable of providing full life-cycle services for northern development. We offer these arctic engineering services during all project phases: exploration and project planning; feasibility studies, design and permitting; engineering, procurement and construction management ("EPCM"), and construction; and operation, decommissioning and reclamation.

              Industrial Processes and Oil Sands.    We offer plant engineering services for clients in heavy industry, including mining and metals, and oil sands, as well as for those in the chemical and petrochemical industries. We have supported the industrial processes needs of clients with expertise in the production of base, rare, ferrous and agricultural minerals. We help renovate, upgrade and modernize industrial facilities, including concentrators, smelters and refineries. We provide significant services to major clients in the oil sands region of northern Alberta, Canada, including the management of tailings treatment and recovery. We also provide plant engineering, project execution, program management and full EPCM services for industrial process projects throughout North America.

              Transportation.    We provide engineering, architecture, construction management and technical services for transportation projects that improve public safety and mobility. Our transportation projects include roadway monitoring and improvements, commuter railway stations, airport expansions, bridges and major highways. We provide design solutions to repair, replace and upgrade older transportation infrastructure.

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

              Environmental Assessments/Hazardous Waste Management.    We provide comprehensive services for environmental planning, cleanup and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products. Our services cover all phases of the remedial planning process, starting with emergency response and initial site assessment through removal actions, remedial design and implementation management. Sites range from small properties undergoing voluntary cleanup, to brownfields redevelopment projects, to DoD installations, to some of the largest and most complex Superfund sites in the United States. We support both commercial and government clients in planning and implementing remedial activities at numerous sites around the world. We also provide a broad range of environmental analysis and planning services to ensure that our clients are implementing their operations in a sustainable manner. Our services include air quality management, regulatory compliance, information management and geographic information systems, radiation protection and health physics, risk management, pollution prevention and control, radioactive and hazardous waste management, National Environmental Policy Act services and environmental response training.

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

              Buildings and Facilities.    We provide planning, architectural and engineering services for U.S. federal, state and local government and commercial facilities including military housing, educational, institutional, corporate headquarters, healthcare and research facilities. We specialize in designing high-performance, sustainable facilities that minimize environmental impacts, typically by minimizing water and power usage. Many of these green buildings include integrated interior systems for heat, light, security and communications, and may ultimately achieve Leadership in Energy and Environmental Design certification. Our projects include high-rise office buildings, museums, hotels, parks, visitor centers, marinas, and entertainment and leisure facilities. We have provided civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for high-profile buildings around the world. We have completed engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

Remediation and Construction Management ("RCM")

              RCM provides full-service support, including construction and construction management, to all of our client sectors, including the U.S. federal government in the United States and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, solid waste management, energy, and oil and gas.

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

              Infrastructure Development.    We provide program management, construction management, and development services for large-scale water management infrastructure, including flood protection structures, water conveyance and treatment facilities, and hydroelectric power projects. For the mining industry we build processing plants, facilities, and supporting infrastructure. We also support our clients in developing a wide range of transportation-related structures and interconnections, including roads, bridges, aviation/runways, and ports and harbor facilities. We provide environmental, engineering, procurement, construction, and operations and maintenance services for all project phases.

              Solid Waste Management.    We provide program management, construction management, development and maintenance services for solid waste management systems including landfills and hazardous waste disposal. We provide design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, oil and gas containment, mining, utilities, aquaculture, and other industrial clients. We design and install geosynthetic liners for large lining and capping projects, as well as innovative renewable energy projects such as solar energy-generating landfill caps. We also provide full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.

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

Project Examples

              The following table presents brief examples of projects in our three segments during fiscal 2013:

Segment	Representative Projects
ECS

•

Assisting the EPA Office of Wastewater Management in conducting the Clean Watersheds Needs Survey to assess financial needs for constructing wastewater treatment plants and other water-related infrastructure.

• Providing watershed planning and modeling services for City of San Diego, California to address water quality and optimize stormwater management program needs.

Segment	Representative Projects

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

• Providing engineering design and environmental management services to the U.S. Army Corps of Engineers ("USACE") for the Port of Miami channel deepening environmental mitigation program.

•

Providing a combined sewer overflow (CSO) control strategy that improves real time control (RTC) rules, to reduce overflows, maximize use of retention in the system and improve operational efficiency, in the City of Edmonton, Alberta, Canada.

•

Providing engineering design services to the City of San Antonio, Texas for the planning and design of a 30 million gallons per day reverse osmosis brackish groundwater water supply treatment system which will be the largest of its kind in the United States when completed.

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

Segment	Representative Projects

•

Providing program management, integration and technical services to the U.S. Army Chemical Materials Agency ("CMA") to support the efficient destruction of chemical warfare and related materiel. Helping CMA manage its non-stockpile chemical materiel program, comply with international chemical weapons conventions and move towards ultimate closure of chemical agent disposal facilities and stockpile storage areas.

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

•

Supporting environmental activities at U.S. Air Force ("USAF"), U.S. Army and U.S. Navy ("USN") installations worldwide to assist the DoD in its environmental mission in the areas of environmental conservation and planning, environmental quality, environmental restoration, design and construction.

RCM	• Providing engineering, project management and construction management to help construct facilities and infrastructure in Afghanistan for the USAF and the USACE.

•

Providing design-build services for energy-efficient facilities and environmental restoration services at various DoD BRAC sites, such as the Hunters Point Naval Shipyard and former Naval Air Station Alameda, both located on San Francisco Bay, California.

•

Providing turn-key solutions for utilities and commercial energy developers, including environmental studies, permitting, engineering, design, construction, and operations and maintenance services for wind farms and solar facilities throughout the United States.

• Providing turn-key design, construction, dredging and treatment services for the Lower Fox River remediation and clean-up project.

•

Providing design-build and construction management services for energy-efficient facilities particularly for the military, such as the Transient Wounded Warrior Lodge and Parking Structure at the Walter Reed National Medical Center in Bethesda, Maryland and the North America Treaty Organization Supreme Allied Commander Transformation Headquarters in Norfolk, Virginia.

• Improving the aging infrastructure in the United States through rehabilitation and construction of highways, overpasses and bridges.
• Providing technical support, engineering and construction management of oil and gas pipelines and oil field facilities.
• Providing construction services to mining clients in support of capital projects and maintenance.

 Clients

              We provide services to a diverse base of international, U.S. commercial, U.S. federal and U.S. state and local government clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2013	2012	2011
International (1)	26.7%	24.5%	23.2%
U.S. commercial	26.5	26.5	22.4
U.S. federal government (2)	31.8	37.2	43.4
U.S. state and local government	15.0	11.8	11.0

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

              U.S. federal government agencies are significant clients. The DoD accounted for 12.1%, 14.4% and 20.4% of our revenue in fiscal 2013, 2012 and 2011, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. In Canada, we work for several provinces and a variety of local jurisdictions. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2013.

              The following table presents a list of representative clients in fiscal 2013 in our reportable segments.

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
ECS	DoD; EPA; Federal Aviation Administration ("FAA"); General Services Administration; International Boundary and Water Commission; National Oceanic and Atmospheric Administration ("NOAA"); USACE; USAF; USAID; U.S. Bureau of Reclamation; U.S. Department of the Interior, Bureau of Land Management; U.S. Coast Guard ("USCG"); U.S. Forest Service ("USFS"); USN	California Department of Water Resources; Cities of Atlanta, Georgia and San Diego, California; Counties of Los Angeles, Orange and Ventura, California; Louisiana Office of Coastal Protection and Restoration; Michigan, Seattle and Washington State Department of Transportation ("DOTs"); Plaquemines Parish Government, Louisiana; Port of Los Angeles, California; Port of Long Beach, California; Prince George's County, Maryland; State of Wyoming	Barrick Gold Corp.; Chevron Mining Inc.; ConocoPhillips Co.; Exxon Mobil Corp.; General Motors; Kinder Morgan Energy Partners, L.P.; The Mosaic Co.; Nevada Copper Corp.; Newmont Mining Corp.; Suncor Energy Inc.; Waste Management, Inc.	Alberta Transportation; Cameco Corp.; Chevron Corp.; City of Calgary, Alberta; City of Winnipeg, Manitoba; Hydro One Incorporated; Hydro-Quebec; Ontario Power Generation Inc.; Panama Canal Authority; Shell Canada Limited; Terrane Metals Corp.; Winnipeg Airports Authority Inc.; Yukon Zinc Corporation

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
TSS	DOE; DoS; Department of Homeland Security; EPA; MCC; National Aeronautics and Space Administration; National Guard Bureaus; National Nuclear Security Administration; NOAA; USAF; USACE; USAID; USCG; USFS; U.S. Missile Defense Agency; USN; U.S. Transportation Security Administration	Cities of Chicago, Illinois, Fort Pierce, Florida, Kansas City, Missouri and Los Angeles, California; Ports of Los Angeles and San Diego, California; Public Utility Commission of Texas; States of California, Massachusetts, Missouri, Montana, New Jersey, New York, North Dakota, Pennsylvania and Wisconsin; South Florida Water Management District	Alcoa Inc.; Appalachia Midstream Services, LLC; AT&T Inc.; Carson Marketplace, LLC; Chartis Inc.; ConocoPhillips Co.; DCP Midstream; Deep Water Wind New England, LLC; Dominion; D.R. Horton, Inc.; El Paso Corp.; El Paso Energy Corporation; Enbridge Inc.; Excelerate Energy; Exxon Mobil Corp.; Ford Motor Co.; GE Hitachi Nuclear Energy; Idaho Power; Lockheed Martin Corp.; McClellan Business Park, LLC; Mitsubishi Nuclear Energy; NextEra Energy Resources, LLC; Occidental Chemical Corporation; Portland General Electric; Range Resources-Appalachia, LLC; Southern California Gas Company; Statoil North America; Sunoco Logistics; W.R. Grace & Co.	Gamesa Corporacíon Tecnológica; EDP Renewables North America, LLC (formerly Horizon Wind Energy, LLC); Iberdrola S.A.; OPMAC Corporation of Japan; Renewable Energy Systems Ltd.; Ridgeline Energy Services, Inc.; RWE AG (Germany); Saudi ARAMCO

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
RCM	DoD; The Naval Facilities Engineering Command; USACE; USAID; U.S. Air Force Civil Engineer Center; USCG	New Jersey Turnpike Authority; New York State and North Carolina DOTs; Orlando Utilities Commission	ACCIONA North America; Alcoa Inc.; AT&T Inc.; Chevron Corp.; Cogentrix Energy, LLC; Comcast Corp.; CPV Keenan II Renewable Energy Co., LLC; Idaho Power Co.; Invenergy Wind LLC; Lower Fox River Remediation LLC; Marble River, LLC; NextEra Energy Resources, LLC; Noble Constructors, LLC; Verizon Communications Inc.; Waste Management, Inc.	Atco Pipelines; Cameco Corporation; Plains Midstream Canada ULC; Shell Canada Ltd.; Williams Energy Canada ULC

Contracts

              Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2013	2012	2011
Fixed-price	42.9%	40.2%	40.4%
Time-and-materials	39.2	40.8	38.7
Cost-plus	17.9	19.0	20.9

	100.0%	100.0%	100.0%

              Our clients select the type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.

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

              We provide our services under contracts, purchase orders or retainer letters. Our policy requires that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

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

              Business development activities are implemented by our technical and professional management staff throughout the company. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal technical and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies through to construction management and operations. Our information technology systems provide the support for a variety of data needs including skills search tools, business development tracking, and collaboration.

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

              For detailed information regarding acquisitions, see Note 5, "Mergers and Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.

Competition

              The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.

              We perform a broad spectrum of consulting, engineering and technical services across our reportable segments. Our client base includes U.S. federal government agencies such as the DoD, USAID, DOE, EPA and FAA; U.S. state and local government agencies; provincial and local government agencies in Canada; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients, which are predominantly located in Canada and include primarily mining and oil and gas companies. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

              We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CDM Smith Inc.; CH2M HILL Companies, Ltd.; Chemonics International, Inc.; Dessau Inc.; Foster Wheeler AG; GENIVAR Inc.; GHD; ICF International,Inc.; Jacobs Engineering Group Inc.;

Leidos, Inc., Michael Baker International, LLC; MWH Global, Inc.; Sinclair Knight Merz Pty Ltd.; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; URS Corporation; Weston Solutions, Inc.; and Willbros Group, Inc.

Backlog

              We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2013 will be recognized as revenue in fiscal 2014, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

              At fiscal 2013 year-end, our backlog was $1.9 billion, a decrease of $225.7 million, or 10.6%, compared to last year-end. We experienced a broad-based decline in our backlog across all client sectors due to the volatility of current economic conditions, and increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant. These conditions have been, and could continue to be, negatively impacted by mandatory federal budget reductions, or sequestrations, that became effective in our fiscal second quarter. In addition, the concerns over the economic challenges appear to be restraining business owners from making the significant investment commitments needed to fund future growth. As a result, our backlog was negatively impacted by the current economic conditions, including budget uncertainties, the effect of sequestration, and reduced customer spending. The overall decline was partially mitigated by the growth in our oil and gas business due to our continued expansion in North America.

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

Employees

              At fiscal 2013 year-end, we had more than 14,000 staff. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. Approximately 450 employees are represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We consider the current relationships with our employees including those represented by unions, to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Executive Officers of the Registrant

              The following table shows the name, age and position of each of our executive officers at November 14, 2013:

Name	Age	Position
Dan L. Batrack	55	Chairman, Chief Executive Officer and President

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

Name	Age	Position
Steven M. Burdick	49	Executive Vice President, Chief Financial Officer and Treasurer

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

James R. Pagenkopf	62	Executive Vice President and President of Engineering and Consulting Services

Mr. Pagenkopf has served as the President of Engineering and Consulting Services since September 2009. He has over 35 years of experience with us in both technical and management roles, including project and program manager, office manager, group manager, Vice President, and President of ECS, our largest operating unit. Mr. Pagenkopf's academic and professional background is in the development and application of hydrodynamic and water quality models, which he has applied in more than 200 projects throughout the United States and internationally. He has served as program manager on several large technical support contracts for the EPA's Office of Water, and more recently has led our strategic water initiative to focus our growth in the Louisiana/Gulf Coast and Panama Canal water infrastructure markets. Mr. Pagenkopf holds a B.S. in Civil Engineering from Valparaiso University and an M.S. in Civil Engineering from the Massachusetts Institute of Technology.

Name	Age	Position
Ronald J. Chu	56	Executive Vice President and President of Technical Support Services

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

Frank C. Gross, Jr.	57	Executive Vice President and President of Remediation and Construction Management

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

William R. Brownlie	60	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

Dr. Brownlie was named Senior Vice President and Chief Engineer in September 2009, and Corporate Risk Management Officer in November 2013. From December 2005 to September 2009, he served as President of ECS. Dr. Brownlie joined our predecessor in 1981 and was named a Senior Vice President in December 1993. Dr. Brownlie has managed various operating units and programs focusing on water resources and environmental services, including work with USACE, the USAF, Bureau of Reclamation and DOE. He is a registered professional engineer and has a strong technical background in water resources. Dr. Brownlie holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Name	Age	Position
Richard A. Lemmon	54	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Janis B. Salin	60	Senior Vice President, General Counsel and Secretary

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

Craig L. Christensen	60	Senior Vice President, Chief Information Officer

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

Michael A. Bieber	45	Senior Vice President, Corporate Development

Mr. Bieber joined us in 1996, and he is currently responsible for driving strategic growth through the leadership of our mergers and acquisitions program. Mr. Bieber has overseen our investor relations function since 2000. From 1996 to 2000, he was a proposal manager in our corporate marketing group. From 1994 to 1996, Mr. Bieber served as a strategic business development consultant to large defense, infrastructure, and environmental firms at CRC, Inc. and its successor. Prior to that, Mr. Bieber worked for IT Corporation (now Chicago Bridge & Iron Company N.V.), where he served as project manager and engineer on government nuclear and petrochemical projects. Mr. Bieber holds a B.S. degree in Civil Engineering from the Tennessee Technological University.

Name	Age	Position
Leslie L. Shoemaker	56	Senior Vice President, Corporate Strategy

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

Kevin P. McDonald	54	Senior Vice President, Corporate Human Resources

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

Brian N. Carter	46	Senior Vice President, Corporate Controller and Chief Accounting Officer

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

              General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions. These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2013, our business, financial condition and results of operations may be materially and adversely affected.

The implementation of the March 1, 2013 budget sequester under the Budget Control Act of 2011 has produced significant uncertainty with respect to future government programs and funding, and could significantly reduce government spending for the services we provide.

              The Budget Control Act of 2011imposed U.S. federal government automatic across-the-board spending cuts, known as the "sequester," in fiscal year 2013 and beyond. Our work with agencies and departments of the U.S. federal government, as well as any state government agencies and departments that are funded directly or indirectly by the U.S. federal government, may be impacted by sequestration or as a result of any legislation implemented to end the sequester. Uncertainty among our government customer organizations over the timing and implementation of the sequester is likely to produce delays in the awards of future contracts. There are many variables in how the sequester will continue to be implemented that make it difficult to determine any specific consequences on our business in fiscal year 2014 and beyond, but the sequester could have a material adverse effect on our business, results of operations and financial condition.

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

  •
  success in executing our strategy and operating plans;

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

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits and our financial condition may deteriorate.

              Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending, such as budget cuts related to federal sequestration. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits and overall financial condition may deteriorate. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

We derive revenue from companies in the mining industry, which is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of prices for commodities. If economic growth slows or global demand for commodities declines further, then our revenue, profits and our financial condition may deteriorate.

              The businesses of our global mining clients are, to varying degrees, cyclical and have experienced declines over the last year due to lower global growth expectations and the associated decline in market prices. For example, depending on the market prices of uranium, precious metals, aluminum, copper, iron ore and potash, our mining company clients may cancel or curtail their mining projects, which could result in a corresponding decline in the demand for our services among these clients. Accordingly, the cyclical nature of the mining market could have a material adverse effect on our business, operating results or financial condition.

Demand for our oil and gas services fluctuates.

              Demand for our oil and gas services fluctuates, and we depend on our customers' willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States and Canada. For example, in the second quarter of 2013, our revenues were adversely affected by unusually severe flooding in Western Canada that disrupted activities at project sites. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

  •
  prices, and expectations about future prices, of oil and natural gas;

  •
  domestic and foreign supply of and demand for oil and natural gas;

  •
  the cost of exploring for, developing, producing and delivering oil and natural gas;

  •
  available pipeline, storage and other transportation capacity;

  •
  availability of qualified personnel and lead times associated with acquiring equipment and products;

  •
  federal, state and local regulation of oilfield activities;

  •
  environmental concerns regarding the methods our customers use to produce hydrocarbons;

  •
  the availability of water resources and the cost of disposal and recycling services; and

  •
  seasonal limitations on access to work locations.

              Anticipated future prices for natural gas and crude oil are a primary factor affecting spending by our customers. Lower prices or volatility in prices for oil and natural gas typically decrease spending, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. In addition, should the proposed Keystone XL pipeline project application be denied or further delayed by the U.S. federal government, then there may be a slowing of spending in the development of the Canadian oil sands. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

              In fiscal 2013, we generated 46.8% of our revenue from contracts with U.S. federal, state and local government agencies. U.S. federal government agencies are among our most significant clients. We generated 31.8% of our revenue for the fiscal 2013 from the following agencies: 12.1% from DoD agencies, 9.7% from USAID and 10.0% from other U.S. federal government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

              We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act and DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result, pricing pressure may reduce our profit margins on future federal contracts. The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. In addition, the U.S. federal government has scaled back outsourcing of services in favor of "insourcing" jobs to its employees, which could reduce our revenue. Also, the Budget Control Act of 2011 imposed federal spending cuts mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions in the funding for infrastructure, defense and other projects. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Each year, client funding for some of our U.S. government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

              Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. The Budget Control Act of 2011 imposed federal spending cuts mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions in the funding for infrastructure, defense and other projects. Similarly, the impact of the economic downturn on U.S. state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

              In fiscal 2013, we generated 49.1% of our revenue from U.S. and foreign commercial clients. Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political and economic risks that could harm our business and financial results.

              In fiscal 2013, we generated 26.7% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

  •
  uncertain and changing tax rules, regulations and rates;

  •
  the potential for civil unrest, acts of terrorism and greater physical security risks, which may cause us to leave a country quickly;

  •
  logistical and communication challenges;

  •
  imposition of governmental controls and potentially adverse changes in laws and regulatory practices, including tariffs and taxes;

  •
  changes in labor conditions;

  •
  general economic, political and financial conditions in foreign markets; and

  •
  exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

              For example, an on-going government investigation into political corruption in Quebec has contributed to the slow-down in procurements and business activity in that province, which has adversely affected our business. The Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies (including cities, towns, municipalities and the provincial government) be certified by a Quebec regulatory authority as deserving the trust of the public for contracts over a specified size. Our failure to obtain certification could adversely affect our business.

              International risks and violations of international regulations may significantly reduce our revenue and profits, and subject us to criminal or civil enforcement actions, including fines, suspensions or disqualification from future U.S. federal procurement contracting. Although we have policies and procedures to monitor legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. As a result, our international risk exposure may be more or less than the percentage of revenue attributed to our international operations.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws.

              The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

              To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

If we fail to complete a project in a timely manner, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

              Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

The loss of key personnel or our inability to attract and retain qualified personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

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

              To prepare financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

              The U.S. federal government and some clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings as well as have a material adverse impact on our business and earnings.

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

  •
  consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

  •
  coordinating and integrating geographically separate organizations.

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

              Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. At September 29, 2013, our goodwill was $722.8 million and other intangible assets were $87.0 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog is subject to cancellation, unexpected adjustments and economic conditions, and is an uncertain indicator of future operating results.

              Our backlog at September 29, 2013, was $1.9 billion, a decrease of $225.7 million, or 10.6%, compared to last year-end. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. In fiscal 2013, the broad-based decline in our backlog resulted from the volatility of current economic conditions, and increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant. These conditions have been, and could continue to be, negatively impacted by the mandatory federal budget reductions, or sequestrations. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

              We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed-upon supplies, fails to perform the agreed-upon services or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.

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

              Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to the resource management, environmental and infrastructure industries. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

              Our results could be adversely affected by an inability to access the revolving credit facility under our credit agreement, as amended and restated on May 7, 2013 (the "Amended Credit Agreement"). Unfavorable financial or economic conditions could impact certain lenders' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

              We engage in consulting, engineering, program management, construction management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor's pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a "claims-made" basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 17, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8 for more information).

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

Our failure to adequately recover on claims brought by us against clients for additional contract costs could have a negative impact on our liquidity and profitability.

              We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.

Employee, agent or partner misconduct or our failure to comply with anti-bribery and other laws or regulations could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

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

              Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines civil or criminal sanctions and third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

              Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

Item 1B.    Unresolved Staff Comments

              None.

Item 2.    Properties

              At fiscal 2013 year-end, we owned three facilities located in the United States and leased approximately 330 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2024. We also have some month-to-month leases. We believe that our current facilities are adequate for the operation of our business and that suitable additional space in various local markets is available to accommodate any needs that may arise.

              The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	ECS
Calgary, AB, Canada	Office Building	ECS
Edmonton, AB, Canada	Office Building	ECS
Fairfax, VA	Office Building	ECS
Montreal, QC, Canada	Office Building	ECS
Morris Plains, NJ	Office Building	TSS / RCM
New York, NY	Office Building	TSS
Pittsburgh, PA	Office Building	TSS
Richmond, BC, Canada	Office Building	ECS

Item 3.    Legal Proceedings

              For a description of our material pending legal and regulatory proceedings and settlements, see Note 17, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 4.    Mine Safety Disclosures

              Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires domestic mine operators to disclose violations and orders issued under the Mine Act by the U.S. Mine Safety and Health Administration. We do not act as the owner of any mines, but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulations S-K is included in Exhibit 95.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

              Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,693 stockholders of record at November 11, 2013. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal 2013
First quarter	$27.10	$23.79
Second quarter	31.49	26.00
Third quarter	30.55	22.56
Fourth quarter	26.03	22.21
Fiscal 2012
First quarter	$23.38	$17.31
Second quarter	26.49	21.42
Third quarter	28.00	23.73
Fourth quarter	28.00	24.17

              Our policy is to use cash flows from operations to fund future growth, pay down debt, and, subject to market conditions, repurchase common stock under a stock buy-back program approved by our Board of Directors. Accordingly, we have not paid any cash dividends since our inception and we currently have no plans to pay cash dividends in the foreseeable future. Additionally, our credit agreement limits the amount of cash dividends that may be declared or paid. For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.

Performance Graph

              The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and our self-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 29, 2008, and that all dividends have been reinvested. No cash dividends have been declared on shares of our common stock. Our self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; Foster Wheeler AG; Jacobs Engineering Group; Michael Baker Corporation; URS Corporation; and Willbros Group, Inc. We removed The Shaw Group, Inc. from the Peer Group Index to reflect the completion of Chicago Bridge & Iron Company N.V.'s acquisition of The Shaw Group, Inc. in our fiscal 2013. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

	2008	2009	2010	2011	2012	2013

Tetra Tech, Inc.	100.00	100.94	83.13	73.52	103.02	101.92
NASDAQ Market Index	100.00	96.77	110.72	113.89	148.66	182.99
Peer Group Index	100.00	88.22	75.56	57.46	71.89	101.41

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

Stock Repurchase Program

              In June 2013, our Board of Directors authorized a stock repurchase program under which we may currently repurchase up to $100 million of Tetra Tech common stock (the "Stock Repurchase Program"). In November 2013, our Board of Directors amended the Stock Repurchase Program, effective on November 18, 2013, to revise the pricing parameters and to extend the program through fiscal 2014. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.

              A summary of the repurchase activity for the fiscal year ended September 29, 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (2)
May 27, 2013 – June 30, 2013	175,700	$23.60	175,700	$95,853,324
July 1, 2013 – July 28, 2013	281,700	23.54	281,700	89,222,303
July 29, 2013 – August 25, 2013	347,700	23.14	347,700	81,175,573
August 26, 2013 – September 29, 2013	50,100	23.46	50,100	80,000,000

(1)
We purchased approximately 775,000 additional shares in fiscal 2013 that were previously issued pursuant to awards issued under our stock-based compensation plans. These plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted stock.
(2)
We may currently repurchase up to $100 million of Tetra Tech common stock under the Stock Repurchase Program, which was publicly announced in June 2013. The Stock Repurchase Program will currently expire at the earliest of (i) the close of business on September 28, 2014, (ii) any optional termination date, (iii) the date on which any required termination notice is received by our broker, (iv) the close of business on the date that the maximum $100 million of common stock has been purchased, or (v) the date that our broker becomes aware of the commencement or impending commencement of any voluntary or involuntary proceedings relating to our bankruptcy or insolvency.

Item 6.    Selected Financial Data

              The following selected financial data was derived from our consolidated financial statements. The selected financial data presented below should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this report.

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011	October 3, 2010	September 27, 2009
Statements of Operations Data	(in thousands, except per share data)
Revenue	$2,613,755	$2,711,075	$2,573,144	$2,201,232	$2,287,484
Operating income	20,218	166,367	146,422	124,474	121,889
Net income (loss) attributable to Tetra Tech	(2,141)	104,380	90,039	76,819	87,028
Diluted net income (loss) attributable to Tetra Tech per share	(0.03)	1.63	1.43	1.24	1.43
Balance Sheet Data
Total assets	$1,799,092	$1,671,030	$1,593,988	$1,381,689	$1,097,905
Long-term debt, net of current portion	203,438	81,047	144,868	122,510	6,530
Tetra Tech stockholders' equity	997,763	1,018,970	854,725	748,133	646,478

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

              General.    In fiscal 2013, our revenue declined compared to last year and we reported a net loss. Our financial results were adversely impacted by weakness in our Eastern Canada and global mining operations, and we incurred significant costs to right-size these businesses during the third quarter of fiscal 2013. We also incurred significant charges on certain projects that further reduced our revenue and earnings. To a lesser extent, we experienced an expected decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget continued to delay project funding. Our earnings were also negatively affected by a non-cash goodwill impairment charge recorded in the third quarter of fiscal 2013.

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

              In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending and an ongoing government investigation into political corruption in Quebec, have slowed procurements and business activity in that region. As a result, we experienced weaker than expected financial performance in our Eastern Canadian operations and we took actions to right-size the business that resulted in significant severance and office closure charges in the third quarter of fiscal 2013.

              Our work for mining customers also slowed more than expected in the third quarter of fiscal 2013 as these customers responded to lower global growth expectations. This was driven in large part by China's report in April 2013 of slower economic growth. As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices. Due to the subsequent slowdown in mining activities, we right-sized our global mining business by reducing staff and closing offices in the third quarter of fiscal 2013.

              These events exacerbated negative business trends and adversely impacted our related operations. Consequently, we recorded a non-cash goodwill impairment charge in the third quarter. Persistent negative market conditions and financial results could result in additional goodwill impairment. With these trends and overall uncertainty, it is difficult to confidently predict the future direction in which the U.S. and global economies are headed. Strong economic expansion generally benefits our business while a tepid financial recovery could adversely impact demand for our services. It is not possible to predict with certainty whether or when a recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

              International.    For fiscal 2013, our international business grew 5.1% compared to last year. The growth was driven by the continued expansion of our services to the oil and gas industry, primarily as a result of acquisitions. We expect that our international business will continue its growth in fiscal 2014 as a result of our continued expansion in Canada and South America, together with demand for our oil and gas, and industrial water services from our largest clients worldwide. However, this growth is expected to be tempered by anticipated reductions in our Eastern Canada and global mining operations.

              U.S. Commercial.    For fiscal 2013, our U.S. commercial business declined 3.4% compared to last year. This decline resulted from a project charge to revenue on a development project in the third quarter of fiscal 2013. The decline was partially mitigated by the growth in many of our service offerings, including services provided for oil and gas clients that generates relatively high profit margins. In addition, our solid waste management operations increased, primarily due to an acquisition in fiscal 2013. We are optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas, as well as by our larger industrial clients. As such, we expect that our U.S. commercial business will grow in fiscal 2014. Our U.S. commercial clients typically react rapidly to economic change. Accordingly, if the U.S. economy experiences a slowdown or pickup in fiscal 2014, we would expect our U.S. commercial outlook to change accordingly.

              U.S. Federal Government.    For fiscal 2013, our U.S. federal business declined 17.7% compared to last year. This decline resulted from a broad-based slowdown of discretionary U.S. federal government programs due in part to the impact of U.S. federal budget uncertainty and the on-going sequestration. Significant project-related charges to revenue in the third quarter further reduced revenue for fiscal 2013. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. However, due to the uncertainty associated with the U.S. federal budget and sequestration, we remain cautious and expect future revenue to slightly decline.

              U.S. State and Local Government.    For fiscal 2013, our U.S. state and local government business grew 22.7% compared to last year. This growth was driven by increased revenue from essential priority programs. Many state and local government agencies are now experiencing improved financial conditions compared to recent years. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees. As a result, some programs, such as those focused on municipal water and solid waste, will progress despite budget pressures as demonstrated by the growth in fiscal 2012 and 2013. Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its growth in fiscal 2014 because of our focus on essential programs.

RESULTS OF OPERATIONS

Fiscal 2013 Compared to Fiscal 2012

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	% (2)
	($ in thousands)
Revenue	$2,613,755	$2,711,075	$(97,320)	(3.6)%
Subcontractor costs	(588,923)	(689,005)	100,082	14.5

Revenue, net of subcontractor costs (1)	2,024,832	2,022,070	2,762	0.1
Other costs of revenue	(1,757,842)	(1,663,065)	(94,777)	(5.7)
Selling, general and administrative expenses	(199,732)	(210,970)	11,238	5.3
Contingent consideration – fair value adjustments	9,560	19,246	(9,686)	(50.3)
Impairment of goodwill	(56,600)	(914)	(55,686)	NM

Operating income	20,218	166,367	(146,149)	(87.8)
Interest expense – net	(7,686)	(5,571)	(2,115)	(38.0)

Income before income tax expense	12,532	160,796	(148,264)	(92.2)
Income tax expense	(14,038)	(56,064)	42,026	75.0

Net income (loss) including noncontrolling interests	(1,506)	104,732	(106,238)	(101.4)
Net income attributable to noncontrolling interest	(635)	(352)	(283)	(80.4)

Net income (loss) attributable to Tetra Tech	$(2,141)	$104,380	$(106,521)	(102.1)

(1)
We believe that the presentation of "Revenue, net of subcontractor costs", which is a non-GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
(2)
NM = not meaningful

              Our revenue and operating income were adversely impacted by weakness in certain areas of our business that resulted in reduced revenue, significant costs to right-size the related operations, and a non-cash goodwill impairment charge in the third quarter of fiscal 2013. In addition, we recorded project-related charges that reduced revenue and increased project costs. As a result of these factors, revenue decreased $97.3 million, or 3.6%, and operating income decreased $146.1 million, or 87.8%, compared to last year. However, revenue, net of subcontractor costs, was flat because the revenue decline was offset by an increase in self-performed work compared to last year.

              Our fiscal 2013 results reflect the decline in our international business due to the impact of Eastern Canada, as well as the reduction in our commercial work due to the slow-down in global mining activities. Revenue and revenue, net of subcontractor costs, on a combined basis for these operations decreased $104.0 million and $83.0 million, respectively, compared to last year. Further, our revenue and revenue, net of subcontractor costs, declined $178.6 million and $99.2 million, respectively, in our U.S. federal government business due to a broad-based slowdown as a result of budgetary constraints, including the impact of sequestration, primarily impacting discretionary programs.

              The project charges that reduced revenue primarily related to adverse developments on certain projects in the third quarter in fiscal 2013, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable. These charges included amounts related to claims, including requests for equitable adjustment, on three programs with U.S. federal and state and local government clients. In addition, we recorded a project-related charge on a commercial development contract due to a change in client ownership and the related modification of plans for completion of the project. These events adversely affected the collectability of certain related receivables and the profitability expectations for the project. Collectively, the project charges on these four programs reduced our fiscal 2013 revenue and revenue, net of subcontractor costs, by $29.6 million.

              The overall revenue decline was partially offset by increased activity on certain U.S. state and local government projects that were considered essential programs. Our fiscal 2013 revenue and revenue, net of subcontractor costs, from these activities increased $72.5 million and $50.3 million, respectively, compared to last year. Acquisitions completed in fiscal 2012 and 2013 contributed additional revenue in the aggregate amount of $194.1 million in fiscal 2013.

              Operating income decreased $146.1 million, or 87.8%, in fiscal 2013 compared to last year. The decrease largely resulted from a non-cash goodwill impairment charge of $56.6 million in the third quarter of fiscal 2013. Excluding this charge, our operating income was $76.8 million for fiscal 2013 compared to $166.4 million in the prior year. The remaining decline in operating income, excluding goodwill impairment, from last year was primarily due to project-related charges as well as the slowdown in our Eastern Canada and global mining operations. The project-related charges on the four programs described above collectively reduced our fiscal 2013 operating income by $40.1 million. In addition, the weaker results in our Eastern Canada and global mining operations and the resulting charges to right-size these businesses, as described above, reduced operating income by $48.4 million in fiscal 2013 compared to last year. These right-sizing costs are not expected to recur at this level.

              The decline in operating income also reflected the higher amortization of intangibles of $2.7 million in fiscal 2013 compared to last year, due to fiscal 2013 acquisitions. Additionally, the gains related to changes in the estimated fair value of our contingent earn-out liabilities decreased to $9.6 million in fiscal 2013 from $19.2 million in the prior year.

              In fiscal 2013, we recorded $14.0 million of income tax expense compared to $56.1 million in the prior year. The decrease was primarily due to lower operating income and, to a lesser extent, increased estimates of R&E credits for fiscal 2013. Our fiscal 2013 effective tax rate was 112.0% compared to 34.9% for the prior year. The rate increase resulted from a goodwill impairment charge that was substantially not deductible for tax purposes.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$1,035,983	$1,155,256	$(119,273)	(10.3)%
Subcontractor costs	(130,547)	(164,364)	33,817	20.6

Revenue, net of subcontractor costs	$905,436	$990,892	$(85,456)	(8.6)

Operating income	$44,598	$96,220	$(51,622)	(53.6)

              In fiscal 2013, revenue and revenue, net of subcontractor costs, decreased $119.3 million and $85.5 million, respectively, compared to last year. These results reflected the decline in our Canadian operations that are focused on municipal government and mining activities, as well as in our U.S. operations that are focused on federal government and mining-related business. The aggregate revenue and revenue, net of subcontractor costs, from these operations were $104.0 million and $83.0 million lower, respectively, in fiscal 2013 than in the prior year. Our operating income decreased $51.6 million in fiscal 2013 compared to last year. The decrease was primarily attributable to the causes described above, together with lower staff utilization and $10.3 million of severance and office-related closure costs incurred in the third quarter of fiscal 2013. Including these right-sizing costs, the combined reduction in operating income from our Eastern Canada and mining operations was $48.4 million for fiscal 2013.

Technical Support Services

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$932,375	$1,020,779	$(88,404)	(8.7)%
Subcontractor costs	(272,443)	(332,164)	59,721	18.0

Revenue, net of subcontractor costs	$659,932	$688,615	$(28,683)	(4.2)

Operating income	$71,842	$71,767	$75	0.1

              Revenue and revenue, net of subcontractor costs, declined $88.4 million and $28.7 million, respectively, in fiscal 2013 compared to last year. These declines were driven by reduced activity on U.S. federal government programs across several agencies. Revenue and revenue, net of subcontractor costs, from these programs decreased by $127.8 million and $50.6 million, respectively, compared to last year. The declines also were attributable to a $12.3 million negative revenue adjustment related to a project charge on a U.S. commercial development project in the third quarter of fiscal 2013. This charge resulted from a change in client ownership and the related modification in completion plans for the project. These revenue declines were partially mitigated by the growth in our work for oil and gas clients. We generated

$42.3 million of revenue in fiscal 2013 compared to $10.6 million last year, from a company we acquired in the third quarter of fiscal 2012 that provides services for oil and gas clients. The overall decreases in revenue and revenue, net of subcontractor costs, were also partially mitigated by increased activity on our state and local government programs. Despite the aforementioned revenue declines, our operating income in fiscal 2013 was flat compared to last year, due to relatively higher profit margins on oil and gas projects.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$725,689	$621,957	$103,732	16.7%
Subcontractor costs	(266,225)	(279,394)	13,169	4.7

Revenue, net of subcontractor costs	$459,464	$342,563	$116,901	34.1

Operating income	$(6,706)	$22,374	$(29,080)	(130.0)

              Revenue and revenue, net of subcontractor costs, increased $103.7 million and $116.9 million, respectively, in fiscal 2013 compared to last year. These increases were attributable to additional work in our U.S. commercial and international oil and gas businesses that resulted from the acquisitions we completed in the second quarter of fiscal 2013. On a combined basis, these acquisitions contributed $170.3 million of revenue in fiscal 2013. In addition, our revenue and revenue, net of subcontractor costs, in our state and local government business continued to grow in fiscal 2013. The overall increases were partially offset by the aforementioned project-related charges that reduced our fiscal 2013 revenue and revenue, net of subcontractor costs, by $17.3 million. These project charges related to adverse changes in the estimated collectability of unbilled accounts receivable and estimated costs at completion. These included claims and requests for equitable adjustment on three programs with U.S. federal and state and local government clients. We reported $6.7 million of operating loss in the RCM segment for fiscal 2013. The project-related charges described above contributed $27.7 million to the fiscal 2013 operating loss. The remaining decrease in operating income compared to the prior year was attributable to lower utilization of labor and equipment resources related to decreased revenue.

Fiscal 2012 Compared to Fiscal 2011

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)
Revenue	$2,711,075	$2,573,144	$137,931	5.4%
Subcontractor costs	(689,005)	(780,817)	91,812	11.8

Revenue, net of subcontractor costs	2,022,070	1,792,327	229,743	12.8
Other costs of revenue	(1,663,065)	(1,454,374)	(208,691)	(14.3)
Selling, general and administrative expenses	(210,970)	(193,286)	(17,684)	(9.1)
Contingent consideration – fair value adjustments	19,246	1,755	17,491	NM
Impairment of goodwill	(914)	–	(914)	NM

Operating income	166,367	146,422	19,945	13.6
Interest expense – net	(5,571)	(5,930)	359	6.1

Income before income tax expense	160,796	140,492	20,304	14.5
Income tax expense	(56,064)	(47,510)	(8,554)	(18.0)

Net income including noncontrolling interests	104,732	92,982	11,750	12.6
Net income attributable to noncontrolling interest	(352)	(2,943)	2,591	88.0

Net income attributable to Tetra Tech	$104,380	$90,039	$14,341	15.9

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

              Operating income increased 13.6% in fiscal 2012 compared to fiscal 2011 primarily due to growth in our revenue and revenue, net of subcontractor costs. In addition, operating income increased at a higher rate than revenue due to better project performance in fiscal 2012. In fiscal 2011, operating income was reduced by contract costs incurred for project overruns of $21.0 million on several fixed-priced construction management projects in the RCM segment, and on an international development program in the TSS segment. These fiscal 2011 items were partially mitigated by a $10.6 million government performance-based incentive award fee on a large environmental remediation program in the RCM segment and a $2.0 million net favorable project settlement in our former EAS segment.

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

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)
Revenue	$1,155,256	$1,110,060	$45,196	4.1%
Subcontractor costs	(164,364)	(212,298)	47,934	22.6

Revenue, net of subcontractor costs	$990,892	$897,762	$93,130	10.4

Operating income	$96,220	$99,868	$(3,648)	(3.7)

              Revenue and revenue, net of subcontractor costs, increased $45.2 million and $93.1 million, respectively, in fiscal 2012 compared to fiscal 2011. The growth was primarily driven by demand for our water, environmental and infrastructure design services globally, and our continued international expansion into Canada, Australia and South America. In fiscal 2012, recent acquisitions contributed $40.5 million to revenue.

              Despite the growth in revenue and revenue, net of subcontractor costs, operating income declined compared to fiscal 2011. Seasonal inclement weather conditions at our larger Canadian operations during the first half of fiscal 2012 contributed to the lower operating margin. The adverse working conditions resulted in lower staff utilization on projects and higher indirect expenses. Operating income was also negatively impacted by $3.2 million of severance and other discretionary compensation-related costs associated with reorganization in the fourth quarter of fiscal 2012. Additionally, the wind-down of several high-profit water and mining-related projects had a negative effect in comparison to fiscal 2012 operating income. Further, fiscal 2011 operating income benefited from a favorable $2.0 million net project settlement on a U.S. commercial infrastructure project.

Technical Support Services

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)
Revenue	$1,020,779	$995,249	$25,530	2.6%
Subcontractor costs	(332,164)	(395,874)	63,710	16.1

Revenue, net of subcontractor costs	$688,615	$599,375	$89,240	14.9

Operating income	$71,767	$69,977	$1,790	2.6

              Revenue and revenue, net of subcontractor costs, increased $25.5 million and $89.2 million, respectively, in fiscal 2012 compared to fiscal 2011. This growth was primarily driven by the expansion of international development services provided to the DoS. Revenue from DoS services increased $82.2 million this fiscal year compared to fiscal 2011. Virtually all of the increase in DoS revenue resulted from an acquisition completed in the fourth quarter of fiscal 2011. An increase in U.S. commercial business contributed $24.6 million and $21.6 million of additional revenue and revenue, net of subcontractor costs, compared to fiscal 2011. An acquisition completed in fiscal 2012 contributed approximately one-half of this commercial growth. Revenue, net of subcontractor costs, grew at a faster rate than revenue due to reduced workload on, and completion of, certain USAID and EPA programs that had a high level of subcontracting activities in fiscal 2011.

              Operating income increased $1.8 million in fiscal 2012 compared to fiscal 2011 due to increased revenue, net of subcontractor costs. Acquisitions completed in the fourth quarter of fiscal 2011 and during fiscal 2012 contributed $6.7 million to the operating income increase. Further, fiscal 2011 operating income was negatively affected by $1.2 million of contract costs overruns on an international development program. The overall increase was partially offset by $2.2 million of severance and other discretionary compensation-related costs associated with our reorganization in the fourth quarter of fiscal 2012, and $5.2 million of losses for certain India-based activities.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 30, 2012	October 2, 2011
			$	%
	($ in thousands)
Revenue	$621,957	$604,651	$17,306	2.9%
Subcontractor costs	(279,394)	(309,461)	30,067	9.7

Revenue, net of subcontractor costs	$342,563	$295,190	$47,373	16.0

Operating income	$22,374	$13,183	$9,191	69.7

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

              The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs, for fiscal 2011 through 2013:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	($ in thousands)
Net income (loss) attributable to Tetra Tech	$(2,141)	$104,380	$90,039
Interest expense, net	7,686	5,571	5,930
Depreciation (1)	29,548	26,651	27,137
Amortization (1)	32,370	29,634	27,978
Income tax expense	14,038	56,064	47,510

EBITDA	$81,501	$222,300	$198,594

Revenue	$2,613,755	$2,711,075	$2,573,144
Subcontractor costs	(588,923)	(689,005)	(780,817)

Revenue, net of subcontractors costs	$2,024,832	$2,022,070	$1,792,327

(1)
The total of depreciation and amortization expenses is different from the amounts on the consolidated statements of cash flows, which include amortization of deferred debt costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              Capital Requirements.    Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, repurchases of stock under our Stock Repurchase Program and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended Credit Agreement will be sufficient to meet our capital requirements for at least the next 12 months.

              We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We also indefinitely reinvest our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional United States taxes less applicable foreign tax credits.

              As of September 29, 2013, cash and cash equivalents were $129.3 million, an increase of $24.5 million compared to the prior-year period. The increase in cash and cash equivalents was primarily due to net cash provided by operating activities and an increase in net debt borrowings, partially offset by increased cash payments for business acquisitions.

              Operating Activities.    Net cash provided by operating activities was $137.8 million, a decrease of $20.3 million compared to fiscal 2012. The decrease was due to lower EBITDA as a result of lower earnings in fiscal 2013. Additionally, the decrease resulted from changes in accounts payable, accrued compensation, prepaid expenses and other assets and income taxes. The overall decrease was partially mitigated by a favorable change in accounts receivable due to the timing of cash collections.

              Investing Activities.    Net cash used in investing activities was $196.6 million, an increase of $116.8 million compared to fiscal 2012. The increase was attributable to net cash payments related to business acquisitions completed during fiscal 2013. Our capital expenditures were $27.5 million, an increase of $2.4 million compared to the prior-year period. New equipment was purchased to replace obsolete equipment and satisfy requirements for project execution.

              Financing Activities.    Net cash provided by financing activities was $85.6 million, compared to net cash used in financing activities of $67.4 million in fiscal 2012. Our net borrowings under our Amended Credit Agreement increased $193.1 million due to the funding of our business acquisitions, working capital needs, stock repurchases and contingent earn-outs. The net cash provided by financing activities was partially offset by a $15.6 million increase in contingent earn-out payments and $20.0 million of stock repurchases compared to fiscal 2012.

              Debt Financing.    At September 30, 2012, we had a credit agreement that provided for a $460 million five-year revolving credit facility that matured in March 2016. On May 7, 2013, we entered into the Amended Credit Agreement and refinanced the indebtedness under the prior credit agreement. The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million term loan facility (the "Term Loan Facility") and a $460 million revolving credit facility (the "Revolving Credit Facility"). The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit.

              The Term Loan Facility was drawn on May 7, 2013 and is subject to quarterly amortization of principal, with no principal payment due in year 1, $10.3 million payable in both years 2 and 3, and $15.4 million payable in both years 4 and 5, respectively. The Term Loan may be prepaid at any time without penalty. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Term Loan Facility is subject to the same interest rate provisions. The interest rate of the Term Loan Facility at the date of inception was 1.57%. The Amended Credit Agreement expires on May 7, 2018, or earlier at our discretion upon payment in full of loans and other obligations.

              As of September 29, 2013, we had $205.0 million in borrowings outstanding under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of

1.56% per annum and $12.4 million in standby letters of credit. Our average effective interest rate on borrowings outstanding at September 29, 2013 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements" included in Item 8, was 2.43%. At September 29, 2013, we had $447.6 million of available credit under the Revolving Credit Facility, of which $265.5 million could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with three banks to issue up to $40 million in standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional facilities was $6.5 million, of which $6.4 million was issued in currencies other than the U.S. dollar.

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

              On September 27, 2013, we entered into Amendment No. 1 ("Amendment No. 1") to the Amended Credit Agreement to amend the definition of "Consolidated EBITDA" for purposes of the financial covenants contained in the Amended Credit Agreement to add back to Consolidated Net Income for the fiscal quarters ending September 29, 2013, December 29, 2013 and March 30, 2014 (i) up to $34 million in non-recurring charges incurred during the fiscal quarter ended June 30, 2013 in connection with corporate restructurings and (ii) up to $36 million in non-cash charges incurred during the fiscal quarter ended June 30, 2013 in connection with the Four Programs referenced in our Form 8-Ks, filed with the SEC on June 18, 2013 and August 7, 2013, and Form 10-Q for the fiscal quarter ended June 30, 2013. Amendment No. 1 also provides that Consolidated EBITDA will be calculated without giving effect to the add-backs referenced above for purposes of determining our applicable margin in effect at any time.

              At September 29, 2013, we were in compliance with these covenants with a consolidated leverage ratio of 1.33x and a consolidated fixed charge coverage ratio of 2.21x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

              Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

              Contractual Obligations.    The following sets forth our contractual obligations at September 29, 2013:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$205,000	$2,563	$25,625	$176,812	$–
Other debt	969	950	19	–	–
Interest (1)	22,997	5,492	10,348	7,157	–
Capital leases	1,911	874	1,032	5	–
Operating leases (2)	224,024	71,293	89,434	38,669	24,628
Contingent earn-outs (3)	81,789	23,281	58,508	–	–
Deferred compensation liability	16,107	–	–	–	16,107
Unrecognized tax benefits (4)	17,005	–	4,506	–	12,499

Total	$569,802	$104,453	$189,472	$222,643	$53,234

(1)
Interest primarily related to the credit facility is based on a weighted-average interest rate at September 29, 2013, on borrowings that are presently outstanding.
(2)
Predominantly represents real estate leases.
(3)
Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions consummated after fiscal 2009. The remaining maximum contingent earn-out obligations for these acquisitions are $101.3 million.
(4)
Represents liabilities for unrecognized tax benefits related to uncertain tax positions, excluding amounts related primarily to outstanding refund claims. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For more information, see Note 8, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

Income Taxes

              We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance. As of September 29, 2013, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we concluded that a cumulative loss in recent years exists in foreign jurisdictions. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

  •
  taxable income in prior carryback years as permitted under the tax law;

  •
  future reversals of existing taxable temporary differences;

  •
  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

  •
  estimates of future taxable income from our operations.

              We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of projected cumulative pre-tax losses for the 36 months ended September 29, 2013, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. Although we project earnings in the business beyond 2013, we did not rely on these projections when assessing the realizability of our deferred tax assets.

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

              The following is a summary of our off-balance sheet arrangements:

  •
  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. We had $12.5 million in standby letters of credit outstanding under our Amended Credit Agreement and $6.5 million in standby letters of credit outstanding under our additional letter of credit facilities.

  •
  We have guaranteed a bank overdraft facility at one of our foreign affiliates in the amount of $0.9 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

              The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and accompanying footnotes included in Item 8 of this report. In order to understand better the changes that may occur to our financial condition, results of operations and cash flows, readers should be aware of the critical accounting policies we apply and estimates we use in preparing our consolidated financial statements. Although such estimates and assumptions are based on management's best knowledge of current events and actions we may undertake in the future, actual results could differ materially from those estimates.

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

              Except as described in Note 17, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8, we do not have any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

Stock-Based Compensation

              Our stock-based compensation plans include stock options, restricted stock, restricted stock units ("RSUs") and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-based awards, the achievement of company performance goals. Our stock-based compensation expense was $8.8 million, $10.8 million and $10.6 million for fiscal 2013, 2012 and 2011, respectively.

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

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our annual review at July 1, 2013 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. During our annual impairment review, we identified three reporting units in the ECS segment with goodwill totaling $216 million that had a fair value in excess of carrying value equal to or less than 20%. In the third quarter of fiscal 2013, the goodwill of each of these reporting units was written down to estimated fair value through an impairment charge. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (see Note 6, "Goodwill and Intangible Assets" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion).

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

              We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis at July 1, 2013, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

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

              We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (See Note 2, "Basis of Presentation and Preparation – Fair Value of Financial Instruments" of the "Notes to Consolidated Financial Statements" included in Item 8). We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

Income Taxes

              We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 29, 2013 will not be realized.

              According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For more information related to our unrecognized tax benefits, see Note 8, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

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

              We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 7, 2018. At September 29, 2013 we had borrowings outstanding under the Amended Credit Agreement of $205.0 million at a weighted-average interest rate of 1.56%, of which the entire amount was outstanding under the Term Loan Facility.

              In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility. Our average effective interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at September 29, 2013 was 2.43%. For more information, see Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements" in Item 8. In October 2013, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.2 million of our Term Loan Facility, resulting in an effective interest rate at existing Eurocurrency rate pricing margins of 2.7% on the entire Term Loan Facility.

              Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For fiscal 2013, we recognized foreign currency losses of $0.8 million compared to gains of $0.1 million for the prior year. Foreign currency gains and losses were recognized as part of "Selling, general and administrative expenses" in our consolidated statements of operations.

              We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD. For fiscal 2013 and 2012, 26.7% and 24.5% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD. For fiscal 2013, the effect of foreign exchange rate translation on the consolidated balance sheets was a reduction in equity of $29.2 million compared to an increase in equity of $26.3 million in fiscal 2012. These amounts were recognized as an adjustment to equity through other comprehensive income.

              In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD. In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013. In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates. In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. For more information, see Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements" in Item 8.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets at September 29, 2013, and September 30, 2012	80
Consolidated Statements of Operations for each of the three years in the period ended September 29, 2013, September 30, 2012 and October 2, 2011	81
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 29, 2013, September 30, 2012 and October 2, 2011	82
Consolidated Statements of Equity for each of the three years in the period ended September 29, 2013, September 30, 2012 and October 2, 2011	83
Consolidated Statements of Cash Flows for each of the three years in the period ended September 29, 2013, September 30, 2012 and October 2, 2011	84
Notes to Consolidated Financial Statements	85
Schedule II – Valuation and Qualifying Accounts and Reserves	127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

              In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries at September 29, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 20, 2013

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 29, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$129,305	$104,848
Accounts receivable – net	660,847	700,480
Prepaid expenses and other current assets	61,446	48,168
Income taxes receivable	20,044	5,817

Total current assets	871,642	859,313

Property and equipment – net	88,026	74,309
Investments in and advances to unconsolidated joint ventures	2,198	3,279
Goodwill	722,792	635,958
Intangible assets – net	86,929	74,231
Other long-term assets	27,505	23,940

Total assets	$1,799,092	$1,671,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142,813	$154,003
Accrued compensation	114,810	128,086
Billings in excess of costs on uncompleted contracts	79,507	90,909
Deferred income taxes	18,170	20,809
Current portion of long-term debt	4,311	2,031
Estimated contingent earn-out liabilities	23,281	35,407
Other current liabilities	100,241	72,549

Total current liabilities	483,133	503,794

Deferred income taxes	30,525	24,268
Long-term debt	203,438	81,047
Long-term estimated contingent earn-out liabilities	58,508	16,132
Other long-term liabilities	24,685	25,922
Commitments and contingencies
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 29, 2013, and September 30, 2012	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,134 and 63,837 shares at September 29, 2013, and September 30, 2012, respectively	641	638
Additional paid-in capital	443,099	433,009
Accumulated other comprehensive income	1,858	31,017
Retained earnings	552,165	554,306

Tetra Tech stockholders' equity	997,763	1,018,970
Noncontrolling interests	1,040	897

Total equity	998,803	1,019,867

Total liabilities and equity	$1,799,092	$1,671,030

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011

Revenue	$2,613,755	$2,711,075	$2,573,144
Subcontractor costs	(588,923)	(689,005)	(780,817)
Other costs of revenue	(1,757,842)	(1,663,065)	(1,454,374)
Selling, general and administrative expenses	(199,732)	(210,970)	(193,286)
Contingent consideration – fair value adjustments	9,560	19,246	1,755
Impairment of goodwill	(56,600)	(914)	–

Operating income	20,218	166,367	146,422
Interest income	1,003	873	879
Interest expense	(8,689)	(6,444)	(6,809)

Income before income tax expense	12,532	160,796	140,492
Income tax expense	(14,038)	(56,064)	(47,510)

Net income (loss) including noncontrolling interests	(1,506)	104,732	92,982
Net income attributable to noncontrolling interests	(635)	(352)	(2,943)

Net income (loss) attributable to Tetra Tech	$(2,141)	$104,380	$90,039

Net income (loss) attributable to Tetra Tech per share:
Basic	$(0.03)	$1.65	$1.45

Diluted	$(0.03)	$1.63	$1.43

Weighted-average common shares outstanding:
Basic	64,544	63,217	62,053

Diluted	64,544	63,934	62,775

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011

Net income (loss) including noncontrolling interests	$(1,506)	$104,732	$92,982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,817)	26,486	(13,955)
Gain (loss) on cash flow hedge valuations	(389)	(194)	438

Other comprehensive income (loss), net of tax	(29,206)	26,292	(13,517)

Comprehensive income (loss) including noncontrolling interests	(30,712)	131,024	79,465
Net income attributable to noncontrolling interests	(635)	(352)	(2,943)
Foreign currency translation adjustments, net of tax	47	(29)	(492)

Comprehensive income attributable to noncontrolling interests	(588)	(381)	(3,435)

Comprehensive income (loss) attributable to Tetra Tech	$(31,300)	$130,643	$76,030

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended October 2, 2011, September 30, 2012, and September 29, 2013
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount

BALANCE AT OCTOBER 3, 2010	61,755	618	368,865	18,763	359,887	748,133	–	748,133
Comprehensive income, net of tax:
Net income					90,039	90,039	2,943	92,982
Foreign currency translation adjustments				(14,447)		(14,447)	492	(13,955)
Gain on cash flow hedge valuations				438		438		438

Comprehensive income, net of tax						76,030	3,435	79,465

Adjustments for consolidation of variable interest entities							670	670
Noncontrolling interest from business acquisitions							438	438
Acquisition of noncontrolling interests			6,883			6,883	(2,316)	4,567
Distributions paid to noncontrolling interests							(1,702)	(1,702)
Stock-based compensation			10,582			10,582		10,582
Stock options exercised	443	4	8,000			8,004		8,004
Shares issued for Employee Stock Purchase Plan	297	3	5,246			5,249		5,249
Tax benefit for stock options			(156)			(156)		(156)

BALANCE AT OCTOBER 2, 2011	62,495	625	399,420	4,754	449,926	854,725	525	855,250
Comprehensive income, net of tax:
Net income					104,380	104,380	352	104,732
Foreign currency translation adjustments				26,457		26,457	29	26,486
Loss on cash flow hedge valuations				(194)		(194)		(194)

Comprehensive income, net of tax						130,643	381	131,024

Distributions paid to noncontrolling interests							(9)	(9)
Stock-based compensation			10,839			10,839		10,839
Stock options exercised	1,053	10	17,525			17,535		17,535
Shares issued for Employee Stock Purchase Plan	289	3	5,297			5,300		5,300
Tax benefit for stock options			(72)			(72)		(72)

BALANCE AT SEPTEMBER 30, 2012	63,837	638	433,009	31,017	554,306	1,018,970	897	1,019,867
Comprehensive income, net of tax:
Net income (loss)					(2,141)	(2,141)	635	(1,506)
Foreign currency translation adjustments				(28,770)		(28,770)	(47)	(28,817)
Loss on cash flow hedge valuations				(389)		(389)		(389)

Comprehensive income (loss), net of tax						(31,300)	588	(30,712)

Distributions paid to noncontrolling interests							(445)	(445)
Stock-based compensation			8,775			8,775		8,775
Stock options exercised	899	9	14,872			14,881		14,881
Shares issued for Employee Stock Purchase Plan	253	3	5,548			5,551		5,551
Stock repurchases	(855)	(9)	(19,991)			(20,000)		(20,000)
Tax expense for stock options			886			886		886

BALANCE AT SEPTEMBER 29, 2013	64,134	$641	$443,099	$1,858	$552,165	$997,763	$1,040	$998,803

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$(1,506)	$104,732	$92,982
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	62,605	56,902	55,684
Loss on settlement of foreign currency forward contract	270	286	293
Equity in income of unconsolidated joint ventures	(3,461)	(2,916)	(4,877)
Distributions of earnings from unconsolidated joint ventures	4,458	3,194	4,802
Stock-based compensation	8,775	10,839	10,582
Excess tax benefits from stock-based compensation	(886)	(624)	(104)
Deferred income taxes	(11,468)	(5,512)	1,720
Provision for doubtful accounts	13,818	4,768	3,733
Impairment of goodwill	56,600	914	–
Fair value adjustments to contingent consideration	(9,560)	(19,246)	(1,755)
Fair value adjustment to assets held for sale	–	3,437	–
Foreign exchange (gain) loss	754	(139)	1,288
Lease termination costs and related asset impairment	7,188	1,261	1,281
(Gain) loss on disposal of property and equipment	(287)	191	(231)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	87,367	(39,960)	2,046
Prepaid expenses and other assets	(11,782)	26,284	(28,324)
Accounts payable	(34,191)	(14,529)	(34,013)
Accrued compensation	(16,385)	15,678	11,157
Billings in excess of costs on uncompleted contracts	(16,830)	2,425	(1,669)
Other liabilities	21,489	7,371	6,475
Income taxes receivable/payable	(19,218)	2,665	10,553

Net cash provided by operating activities	137,750	158,021	131,623

Cash flows from investing activities:
Capital expenditures	(27,545)	(25,106)	(18,901)
Payments for business acquisitions, net of cash acquired	(171,329)	(55,014)	(269,996)
Payment in settlement of foreign currency forward contract	(4,177)	(4,192)	(4,216)
Receipt in settlement of foreign currency forward contract	3,907	3,906	3,923
Changes in restricted cash	470	–	(5,000)
Investments in unconsolidated joint ventures	(20)	(430)	(530)
Proceeds from sale of property and equipment	2,089	1,037	879

Net cash used in investing activities	(196,605)	(79,799)	(293,841)

Cash flows from financing activities:
Payments on long-term debt	(171,400)	(120,792)	(43,047)
Proceeds from borrowings	296,389	52,672	67,618
Payments of earn-out liabilities	(33,672)	(18,055)	–
Payment of debt issuance cost	(2,136)	–	–
Distributions paid to noncontrolling interests	(445)	(9)	(1,702)
Excess tax benefits from stock-based compensation	886	624	104
Repurchases of common stock	(20,000)	–	–
Net proceeds from issuance of common stock	15,993	18,166	8,378

Net cash provided by (used in) financing activities	85,615	(67,394)	31,351

Effect of foreign exchange rate changes on cash	(2,303)	3,526	428
Net increase (decrease) in cash and cash equivalents	24,457	14,354	(130,439)
Cash and cash equivalents at beginning of year	104,848	90,494	220,933

Cash and cash equivalents at end of year	$129,305	$104,848	$90,494

Supplemental information:
Cash paid during the year for:
Interest	$5,049	$5,279	$4,226
Income taxes, net of refunds received	$35,796	$58,126	$33,715

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

2.           Basis of Presentation and Preparation

              Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. Certain prior year amounts for Tetra Tech, Inc. and its reportable segments have been revised to conform to the current year presentation. In the first quarter of fiscal 2013, we implemented a reorganization of our operations to improve future growth and profitability, including the consolidation and realignment of certain operating activities to achieve efficiencies in our segment management. This reorganization included the elimination of the EAS reportable segment, and the re-assignment of its operations to the ECS and TSS segments (see Note 18, "Reportable Segments" for further discussion). All significant intercompany balances and transactions have been eliminated in consolidation.

              Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2013, 2012 and 2011 each contained 52 weeks.

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

              Revenue Recognition and Contract Costs.    We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and cost estimates for each significant contract are reviewed and reassessed quarterly. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract's inception-to-date revenue, costs and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. For fiscal years 2013, 2012 and 2011, we recognized net favorable (unfavorable) operating income adjustments of ($40.1) million, $0.5 million and ($8.6) million, respectively, due to changes in estimates.

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

              Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. Restricted cash of $4.5 million and $5.0 million was included in "Prepaid expenses and other current assets" on consolidated balance sheets at fiscal 2013 and 2012 year-ends, respectively. For cash held by our consolidated joint ventures, see Note 16, "Joint Ventures."

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

              Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 29, 2013 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's judgment regarding our operating performance related to the adequacy of the services performed and delivered, the status of change orders and claims, our experience settling change orders and claims, and the financial condition of our clients. Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

              Property and Equipment.    Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and any resulting gain or loss is reflected in our consolidated statements of operations. Expenditures

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Buildings are depreciated over periods not exceeding 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the length of the lease.

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

              Goodwill and Intangible Assets.    Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business acquisition. Following an acquisition, we perform an analysis to value the acquired company's tangible and identifiable intangible assets and liabilities. With respect to identifiable intangible assets, we consider backlog, non-compete agreements, client relations, trade names, patents and other assets. We amortize our intangible assets based on the period over which the contractual or economic benefits of the intangible assets are expected to be realized. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review at July 1, 2013 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (See Note 6, "Goodwill and Intangible Assets" for further discussion). We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.

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

              Contingent Consideration.    Most of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. For acquisitions completed prior to fiscal 2010, contingent earn-out payments are accrued as "Estimated earn-out liabilities" when the related operating income thresholds have been achieved, and a corresponding increase in goodwill is recorded. These contingent earn-out payments are reflected as cash flows used in investing activities on the consolidated statements of cash flows in the period paid. At September 29, 2013, there was no contingent consideration remaining for acquisitions completed prior to fiscal 2010 that would be recorded as an addition to goodwill, if earned.

              For acquisitions consummated during or subsequent to fiscal 2010, the fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Long-term estimated

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

contingent earn-out liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

              We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

              Assets Held for Sale.    Assets that meet the held for sale classification criteria are valued at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying amount of the asset exceeds its estimated fair value less cost to sell, an impairment loss is recognized. Depreciation, depletion and amortization expense is not recorded on assets once they are classified as held for sale.

              Fair Value of Financial Instruments.    We determine the fair values of our financial instruments, including short-term investments, debt instruments and derivative instruments based on inputs or assumptions that market participants would use in pricing an asset or a liability. We categorize our instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

              The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values based on their short-term nature. The carrying amounts of our revolving credit facility approximates fair value because the interest rates are based upon variable reference rates (see Note 9, "Long-Term Debt" and Note 14, "Derivative Financial Instruments" for additional disclosure). Certain other assets and liabilities, such as contingent earn-out liabilities, assets held for sale and amounts related to cash-flow hedges, are required to be carried in our consolidated financial statements at fair value.

              Our fair value measurement methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Although we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

              Derivative Financial Instruments.    We account for our derivative instruments as either assets or liabilities and carry them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

              The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure generated by the re-measurement of certain assets and liabilities denominated in a non-functional currency in a foreign operation is reported in the same manner as a foreign currency translation adjustment. Accordingly, any gains or losses related to these derivative instruments are recognized in current income. Derivatives that do not qualify as hedges are adjusted to fair value through current income.

              Deferred Compensation.    We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees that is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in "Other long-term assets." Our obligation to participating employees is reflected in "Other long-term liabilities." All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

              Income Taxes.    We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 29, 2013 will not be realized.

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

              In the fourth quarter of fiscal 2013, we identified and corrected errors relating to prior years that increased both income tax expense and our net loss for the year by $3.3 million. The out-of-period adjustments related to book versus tax valuations of fixed assets and acquired intangible assets. Had all adjustments been recorded in their appropriate periods, net loss attributable to Tetra Tech for fiscal 2013 would have increased to net income of $1.1 million. We do not believe that the accounting errors are material to our 2013 annual results or to our previously issued annual or interim financial statements. As a result, we did not adjust any prior period amounts.

              Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 22% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2013 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 47%, 26% and 27% of our fiscal 2013 revenue was generated from our U.S government, U.S. commercial and international clients, respectively (see Note 18, "Reportable Segments" for more information).

              Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily CAD. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are considered long-term investments, which are recorded in "Accumulated other comprehensive income" on the consolidated balance sheets.

              Recently Adopted and Issued Accounting Guidance.    In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of comprehensive income. We are required to present components of net income and other comprehensive income in either one single continuous statement or in two separate consecutive statements. This guidance was effective for us in the first quarter of fiscal 2013 and it did not have an impact on our consolidated financial statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

              In September 2011, the FASB issued updated guidance to simplify goodwill impairment testing. The amendment permits us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The guidance was effective for us in July 2013 when we perform our annual goodwill impairment test. This guidance did not have an impact on our consolidated financial statements.

              In December 2011, the FASB issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards. This guidance will be effective for us in the first quarter of fiscal 2014 on a retrospective basis. We are currently evaluating the impact on our consolidated financial statements.

              In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income. We are required to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance is effective for us in the first quarter of fiscal 2014. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

              In July 2013, the FASB issued an update on an inclusion of the Fed Funds Effective Swap as a benchmark interest rate (Overnight Interest Swap Rate) for hedge accounting purposes. This guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP. This guidance will be effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. We do not expect a material impact to our consolidated financial statements.

              In July 2013, the FASB issued an update on the financial statement presentation of unrecognized tax benefits. We are required to present a liability related to an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance will be effective for us in the first quarter of fiscal 2015. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

3.           Stock Repurchase Program

              In June 2013, our Board of Directors authorized the Stock Repurchase Program under which we may currently repurchase up to $100 million of Tetra Tech common stock. In November 2013, our Board of Directors amended the Stock Repurchase Program, effective on November 18, 2013, to revise the pricing parameters and to extend the program through fiscal 2014. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program. At September 29, 2013, we had repurchased through open market purchases a total of 855,200 shares at an average price of $23.39 per share, for a total cost of $20.0 million.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Accounts Receivable – Net

              Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following at September 29, 2013 and September 30, 2012:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Billed	$375,149	$362,331
Unbilled	306,969	355,793
Contract retentions	23,353	17,908

Total accounts receivable – gross	705,471	736,032
Allowance for doubtful accounts	(44,624)	(35,552)

Total accounts receivable – net	$660,847	$700,480

Current billings in excess of costs on uncompleted contracts	$79,507	$90,909
Non-current billings in excess of costs on uncompleted contracts	–	4,410

Total billings in excess of costs on uncompleted contracts	$79,507	$95,319

              Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 29, 2013 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months. Non-current billings in excess of costs on uncompleted contracts are reported as part of our "Other long-term liabilities" on our consolidated balance sheets.

              Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes result in "change orders" and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progresses without obtaining client agreement. Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs. Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period such as when client agreement is obtained or a claims resolution occurs.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Accounts Receivable – Net (Continued)

              Unbilled accounts receivable at September 29, 2013 and September 30, 2012 include approximately $41 million and $21 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination, primarily with U.S. federal government agencies. We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously reliably estimated. We recognized losses of approximately $30.2 million related to the evaluation of collectability of claims in fiscal 2013 primarily related to contractual disputes with government clients. No losses related to claims were recognized in fiscal 2012.

              Billed accounts receivable related to U.S. federal government contracts were $50.5 million and $65.9 million at September 29, 2013 and September 30, 2012, respectively. U.S. federal government unbilled receivables, net of progress payments, were $79.3 million and $100.4 million at September 29, 2013 and September 30, 2012, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 29, 2013 and September 30, 2012.

5.           Mergers and Acquisitions

              At the beginning of the first quarter of fiscal 2011, we acquired all of the outstanding capital stock of BPR, Inc. ("BPR"), a Canadian scientific and engineering services firm that provides multidisciplinary consulting and engineering support for water, energy, industrial plants, buildings and infrastructure projects. This acquisition further expanded our geographic presence in Eastern Canada, and enabled us to provide clients with additional services throughout Canada. BPR is part of our ECS segment. The estimated fair value of the purchase price was $185.7 million as of the acquisition date, of which payments of $157.0 million were financed with borrowings under our credit facility and available cash resources, and $28.7 million was the estimated fair value of contingent earn-out liabilities on acquisition with a maximum of $39.2 million upon the achievement of specified financial objectives over a two-year period from the acquisition date. The goodwill related to the BPR acquisition represented the value paid for the assembled work force, the international geographic presence in Eastern Canada, and engineering and consulting expertise. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)
Current assets	$77,698
Property and equipment	7,178
Goodwill	128,140
Intangible and other assets	36,988
Current liabilities	(42,481)
Long-term deferred taxes	(9,622)
Noncontrolling interests	(12,222)

Net assets acquired	$185,679

              In fiscal 2011, we made other acquisitions that enhanced our service offerings and expanded our geographic presence in the ECS and TSS segments. The aggregate purchase price for these acquisitions was approximately $100 million as of the respective acquisition dates. Of this amount, $68.7 million was

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

paid to the sellers, $4.5 million was accrued in accordance to the purchase agreements, and $26.9 million was the estimated fair value of contingent earn-out obligations with an aggregate maximum of $32.3 million upon the achievement of specified financial objectives.

              In fiscal 2012, we made acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments. The aggregate purchase price for these acquisitions was $63.2 million as of the respective acquisition dates. Of this amount, $42.2 million was paid to the sellers, $2.0 million was accrued in accordance to the purchase agreements, and $19.0 million was the estimated fair value of contingent earn-out obligations with an aggregate maximum of $20.0 million upon the achievement of specified financial objectives.

              On December 31, 2012, we acquired American Environmental Group, Ltd. ("AEG"), headquartered in Richfield, Ohio. AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients. On January 28, 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, "Parkland"), headquartered in Alberta, Canada. Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities. AEG and Parkland are both included in our RCM segment. We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments during fiscal 2013. The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $248.9 million. Of this amount, $171.6 million was paid to the sellers, $2.0 million was recorded as liabilities in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations, with an aggregate maximum of $86.7 million upon the achievement of specified financial objectives.

              Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and synergies expected to arise after the acquisitions. The results of these acquisitions were included on the consolidated financial statements from their respective closing dates. None of the acquisitions were considered material, individually or in the aggregate, for the respective reporting periods. As a result, no pro forma information has been provided. The purchase price allocations related to fiscal 2013 acquisitions are preliminary, and subject to adjustment, based on the valuation and final determination of net assets acquired. We do not believe that any adjustments will have a material effect on the consolidated results of operations.

              At September 29, 2013, there was a total maximum of $101.3 million of outstanding contingent consideration related to acquisitions completed during or subsequent to fiscal 2010. Of this amount,

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

$81.8 million was estimated as the fair value and accrued on our consolidated balance sheet. The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Beginning balance (at fair value)	$51,539	$75,159	$20,504
Estimated earn-out liabilities for acquisitions during the fiscal year	75,253	18,981	55,622
Earn-out liabilities for acquisitions completed prior to fiscal 2010.	250	9,974	21,978
Increases due to re-measurement of fair value reported in interest expense	2,433	1,374	1,612
Net decreases due to re-measurement of fair value reported as gains in operating income	(9,560)	(19,246)	(1,755)
Foreign exchange impact	(2,480)	3,027	(743)
Earn-out payments:
Reported as cash used in operating activities	(695)	(601)	–
Reported as cash used in investing activities	(1,279)	(11,773)	(22,059)
Reported as cash used in financing activities	(33,672)	(18,055)	–
Settlement of receivables due from sellers	–	(7,301)	–

Ending balance (at fair value)	$81,789	$51,539	$75,159

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets

              The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	EAS	RCM	Total
	(in thousands)
Balance at October 2, 2011	$405,678	$82,091	$17,710	$63,935	$569,414
Inter-segment transfer (1):
Fiscal 2012 realignment	(29,338)	45,435	–	(16,097)	–
Fiscal 2013 realignment	2,605	15,105	(17,710)	–	–
Goodwill additions	15,367	31,236	–	1,945	48,548
Foreign exchange impact	18,910	–	–	–	18,910
Goodwill impairment	(914)	–	–	–	(914)

Balance at September 30, 2012	412,308	173,867	–	49,783	635,958
Goodwill additions	14,364	3,594	–	145,064	163,022
Foreign exchange impact	(16,464)	118	–	(3,242)	(19,588)
Goodwill impairment	(56,600)	–	–	–	(56,600)

Balance at September 29, 2013	$353,608	$177,579	$–	$191,605	$722,792

(1)
Prior-year amounts have been reclassified due to realignment of certain operating activities in our reportable segments in fiscal 2012 and fiscal 2013. See Note 18, "Reportable Segments" for further information.

              Goodwill additions are primarily attributable to acquisitions described in Note 5, "Mergers and Acquisitions" for the respective fiscal years. Additionally, fiscal 2012 goodwill additions include earn-out payments associated with an acquisition consummated prior to fiscal 2010, which was accounted for as an increase to goodwill under previous accounting rules. Substantially all of the goodwill additions are not deductible for income tax purposes. Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill, excluding accumulated impairment, for ECS were $413.2 million and $411.1 million for fiscal 2012 and 2013 year-ends, respectively.

              During the third quarter of fiscal 2013, certain of our reporting units experienced declines in their actual and projected financial performance. In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending, and an on-going government investigation into political corruption in Quebec slowed procurements and business activity in that region. In addition, our work for mining customers continued to slow at a faster pace than previously anticipated due to reduced demand and significant declines in prices for certain metals. To a lesser extent, we also experienced reduced performance from reporting units with a concentration of work for certain agencies of the U.S. federal government as a result of customer budgetary constraints. As a result of these factors, during the third quarter of fiscal 2013, we performed an interim goodwill impairment test for three reporting units in our ECS segment, as follows:

  •
  Tetra Tech Canada ("TTC"), with operations primarily in Eastern Canada, particularly Quebec;

  •
  Global Mining Practice ("GMP"), with operations primarily in the U.S., Canada, Australia and South America; and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

  •
  Advanced Management Technology, Inc. ("AMT"), a U.S. federal government contractor primarily doing business with the FAA.

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

              We performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analyses, we recorded a $56.6 million, or $48.1 million, net of tax, goodwill impairment charge in the third quarter of fiscal 2013 related to the TTC, GMP and AMT reporting units. The carrying amounts of these reporting units, including goodwill were as follows:

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

              The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 29, 2013			September 30, 2012
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	2.6	$6,160	$(5,247)	$5,467	$(4,685)
Client relations	4.5	128,839	(49,189)	99,096	(31,477)
Backlog	0.4	68,968	(64,675)	59,931	(55,908)
Technology and trade names	2.9	4,204	(2,131)	3,034	(1,227)

Total		$208,171	$(121,242)	$167,528	$(93,297)

              In fiscal 2013, the increases in gross amounts were attributable to the fiscal 2013 acquisitions described in Note 5, "Mergers and Acquisitions" and, to a lesser extent, foreign currency translation adjustments. Amortization expense for these intangible assets for fiscal 2013, 2012 and 2011 was $32.4 million, $29.6 million and $28.0 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)
2014	$26,815
2015	19,328
2016	15,875
2017	13,626
2018	6,333
Beyond	4,952

Total	$86,929

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Property and Equipment

              The property and equipment consisted of the following:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Land and buildings	$5,565	$5,537
Equipment, furniture and fixtures	210,172	177,710
Leasehold improvements	26,429	26,180

Total property and equipment	242,166	209,427
Accumulated depreciation	(154,140)	(135,118)

Property and equipment, net	$88,026	$74,309

              The depreciation expense related to property and equipment, including assets under capital leases, was $29.5 million, $26.7 million and $27.1 million for fiscal 2013, 2012 and 2011, respectively.

              In fiscal 2012, one of our properties met the held for sale classification criteria at fiscal 2012 year-end. This property consists of land and a building at a net book value of $5.8 million. We estimated the fair value of this property using market values for similar properties, and this is considered a Level 3 measurement as defined in FASB's guidance on "Fair Value Measurements and Disclosures." After adjustment to fair value, the $2.4 million carrying value of this property was reclassified to "Prepaid expenses and other current assets" in the consolidated balance sheet at September 30, 2012. Additionally, we recorded the related non-cash impairment charge of $3.4 million in our corporate "Selling, general and administrative expenses" in the consolidated statement of operations for fiscal 2012.

              In connection with exit activities related to vacating leased facilities, we recorded a loss of $7.2 million in the second half of fiscal 2013. The loss consisted of an accrued liability of $4.8 million for estimated contract termination costs associated with the long-term non-cancelable leases of those facilities, reduced by $0.3 million of write-offs of prorated portions of existing deferred items previously recognized in connection with the leases, and $2.7 million in net write-offs of fixed assets, primarily leasehold improvements, furniture and fixtures, that were no longer in use after vacating the facilities. The loss is recorded in other costs of revenue on the consolidated statements of operations (see Note 10, "Leases" for further information).

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes

              The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Income (loss) before income taxes:
United States	$60,547	$141,035	$126,912
Foreign	(48,015)	19,761	13,580

Total income before income taxes	$12,532	$160,796	$140,492

              Income tax expense consisted of the following:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Current:
Federal	$11,155	$46,058	$30,246
State	2,705	6,949	5,948
Foreign	11,646	8,569	9,596

Total current income tax expense	25,506	61,576	45,790

Deferred:
Federal	(2,965)	(200)	6,755
State	(637)	(622)	1,069
Foreign	(7,866)	(4,690)	(6,104)

Total deferred income tax expense (benefit)	(11,468)	(5,512)	1,720

Total income tax expense	$14,038	$56,064	$47,510

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 29, 2013		September 30, 2012		October 2, 2011
	($ in thousands)
Tax at federal statutory rate	$4,386	35.0%	$56,278	35.0%	$49,172	35.0%
State taxes, net of federal benefit	1,316	10.5	4,932	3.1	4,376	3.1
R&E credits	(6,622)	(52.8)	(360)	(0.2)	(1,689)	(1.2)
Domestic production deduction	(828)	(6.6)	(774)	(0.5)	(770)	(0.6)
Tax differential on foreign earnings	(4,263)	(34.0)	(4,444)	(2.8)	(4,140)	(3.0)
Corrections of prior-year errors	3,255	26.0	–	–	–	-
Goodwill and contingent consideration	11,288	90.0	(1,552)	(1.0)	–	-
Stock compensation	443	3.5	80	0.1	301	0.2
Valuation allowance	4,947	39.5	2,512	1.6	-	-
Other	116	0.9	(608)	(0.4)	260	0.3

Total income tax expense	$14,038	112.0%	$56,064	34.9%	$47,510	33.8%

              Our fiscal year 2013 effective tax rate was 112.0% compared to 34.9% for fiscal 2012. The higher effective tax rate resulted primarily from impairment charges and valuation allowance. We are currently under examination by the Internal Revenue Service for the fiscal years 2005 through 2009, and by the California Franchise Tax Board for fiscal years 2004 through 2005, with respect to R&E credits. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2004.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Deferred Tax Asset:
State taxes	$452	$975
Reserves and contingent liabilities	5,883	4,689
Allowance for doubtful accounts	7,345	2,039
Accrued liabilities	14,425	13,298
Stock-based compensation	10,778	10,980
Loss carry-forwards	9,563	2,926
Valuation allowance on loss carry-forwards	(7,459)	(2,512)

Total deferred tax asset	40,987	32,395

Deferred Tax Liability:
Unbilled revenue	(47,281)	(45,417)
Prepaid expense	(7,522)	(2,251)
Intangibles	(24,933)	(21,695)
Property and equipment	(9,946)	(8,109)

Total deferred tax liability	(89,682)	(77,472)

Net deferred tax liability	$(48,695)	$(45,077)

              We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets at September 29, 2013. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carry-backs, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.5 million has been provided.

              At September 29, 2013, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $23.5 million are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

              At September 29, 2013, we had $25.9 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2013 were $24.1 million of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Beginning balance	$24,092	$25,940	$21,806
Additions for current year tax positions	2,661	6,273	8,007
Additions for prior year tax positions	4,951	19	2,554
Reductions for prior year tax positions	(5,818)	(8,072)	(6,315)
Settlements	–	(68)	(112)

Ending balance	$25,886	$24,092	$25,940

              We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest expense (net of interest income) accrued at September 29, 2013 and September 30, 2012, was $2.3 million and $3.1 million, respectively.

9.           Long-Term Debt

              Long-term debt consisted of the following:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Credit facilities	$205,000	$79,233
Other	2,749	3,845

Total long-term debt	207,749	83,078
Less: Current portion of long-term debt	(4,311)	(2,031)

Long-term debt, less current portion	$203,438	$81,047

              At September 30, 2012, we had a credit agreement that provided for a $460 million five-year revolving credit facility that matured in March 2016. On May 7, 2013, we entered into the Amended Credit Agreement and refinanced the indebtedness under the prior credit agreement. The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million Term Loan Facility and a $460 million Revolving Credit Facility. The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit. Borrowings under the Amended Credit Agreement are collateralized by our accounts receivable, the stock of certain of our subsidiaries,

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

and intercompany loans. The Amended Credit Agreement expires on May 7, 2018, or earlier at our discretion upon payment in full of loans and other obligations. We had borrowings outstanding under the Amended Credit Agreement at September 29, 2013 of $205.0 million, entirely under the Term Loan Facility, at a weighted-average interest rate of 1.56% per annum. Borrowings during fiscal 2013 under our credit facilities were at a weighted-average interest rate of 1.84% per annum. At September 29, 2013, there was $12.4 million outstanding in standby letters of credit under the Amended Credit Agreement. At September 29, 2013, we had $447.6 million of available credit under the Revolving Credit Facility, of which $265.5 million could be borrowed without a violation of our debt covenants.

              The Term Loan Facility is subject to quarterly amortization of principal, with no principal payment due in year 1, $10.3 million payable in both years 2 and 3, and $15.4 million payable in both years 4 and 5, respectively, with any unpaid balance due at maturity. The Term Loan may be prepaid at any time without penalty. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Term Loan Facility is subject to the same interest rate provisions.

              The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 2.50 to 1.00 and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. As of September 29, 2013, we met all compliance requirements of these covenants.

              On September 27, 2013, we entered into Amendment No. 1 to the Amended Credit Agreement to amend the definition of "Consolidated EBITDA" for purposes of the financial covenants contained in the Amended Credit Agreement to add back to Consolidated Net Income for the fiscal quarters ending September 29, 2013, December 29, 2013 and March 30, 2014 (i) up to $34 million in non-recurring charges incurred during the fiscal quarter ended June 30, 2013 in connection with corporate restructurings and (ii) up to $36 million in non-cash charges incurred during the fiscal quarter ended June 30, 2013 in connection with the Four Programs referenced in our Form 8-Ks, filed with the SEC on June 18, 2013 and August 7, 2013, and Form 10-Q for the fiscal quarter ended June 30, 2013. Amendment No. 1 also provides that Consolidated EBITDA will be calculated without giving effect to the add-backs referenced above for purposes of determining our applicable margin in effect at any time.

              In fiscal 2013, other debt includes capital leases of $1.8 million, property and equipment loans of $0.1 million, and a bank overdraft facility of $0.9 million at one of our foreign affiliates. In fiscal 2012, other debt includes capital leases of $2.8 million, property and equipment loans of $0.5 million, and a bank overdraft facility of $0.5 million at one of our foreign affiliates.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

              We have three letter of credit agreements with three banks to issue up to $40 million in standby letters of credit. The amount of standby letters of credit outstanding under these facilities at September 29, 2013 was $6.5 million, of which $6.4 million was issued in currencies other than the U.S. dollar.

              The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2014	$4,311
2015	10,868
2016	15,753
2017	15,379
2018	161,438

Total	$207,749

10.         Leases

              We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2013, 2012 and 2011, we recognized $80.8 million, $76.6 million and $71.9 million of expense associated with operating leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)
2014	$71,293	$874
2015	54,169	648
2016	35,265	384
2017	23,898	5
2018	14,771	–
Beyond	24,628	–

Total	$224,024	1,911

Less: Amounts representing interest		(132)

Net present value		$1,779

              We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $4.5 million in fiscal 2013, $1.3 million in fiscal 2012 and $1.3 million in fiscal 2011. These amounts were initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2019.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.         Leases (Continued)

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

	ECS	TSS	Total
	(in thousands)
Balance at September 30, 2012	$–	$2,940	$2,940
Costs incurred and charged to expense	3,744	1,055	4,799
Adjustments (1)	(34)	(1,432)	(1,466)

Balance at September 29, 2013	$3,710	$2,563	$6,273

(1)
Adjustments of the actual timing and potential termination costs or realization of sublease income.

11.         Stockholders' Equity and Stock Compensation Plans

              At September 29, 2013, we had the following stock-based compensation plans:

  •
  2003 Outside Director Stock Option Plan.  Non-employee directors may be granted options to purchase an aggregate of up to 400,000 shares of our common stock at prices not less than 100% of the market value on the date of grant. Exercise prices of all options granted were at the market value on the date of grant. These options vest and become exercisable on the first anniversary of the grant date if the director has not ceased to be a director prior to such date, and expire no later than ten years from the grant date.

  •
  2005 Equity Incentive Plan ("EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, restricted stock and RSUs, with respect to an aggregate of 6,086,216 shares of our common stock. Options granted before March 6, 2006 vest at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.

  In accordance with our Executive Compensation Policy, our Compensation Committee has awarded restricted stock to executive officers and non-employee directors under the EIP. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

  •
  Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 2,373,290 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).

              The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Total stock-based compensation	$8,775	$10,839	$10,582
Income tax benefit related to stock-based compensation	(3,048)	(4,288)	(3,804)

Stock-based compensation, net of tax benefit	$5,727	$6,551	$6,778

Stock Options

              Stock option activity for the fiscal year ended September 29, 2013 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on September 30, 2012	4,876	$21.50
Granted	287	24.24
Exercised	(793)	20.18
Cancelled	(106)	23.72

Outstanding at September 29, 2013	4,264	$21.88	3.7	$17,502

Vested or expected to vest at September 29, 2013	4,229	$21.90	3.7	$17,268

Exercisable on September 29, 2013	3,079	$21.16	5.4	$14,829

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2012 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 29, 2013. This amount will change based on the fair market value of our stock. At September 29, 2013, we expect to recognize $6.3 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 1.7 years. At September 29, 2013, there were approximately 3.4 million options available for future awards.

              The weighted-average fair value of stock options granted during fiscal 2013, 2012 and 2011 was $8.74, $8.37 and $9.08, respectively. The aggregate intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $6.4 million, $6.1 million and $2.3 million, respectively.

              The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
Dividend yield	–	–	–
Expected stock price volatility	41.7% - 42.2%	41.9% - 44.0%	41.8 - 42.7%
Risk-free rate of return, annual	0.6% - 1.3%	0.7% - 1.1%	1.3 - 2.1%

              For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2013, 2012 and 2011 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

              Net cash proceeds from the exercise of stock options were $16.0 million, $18.2 million and $8.4 million for fiscal 2013, 2012 and 2011, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2013, 2012 and 2011 was $3.7 million, $3.2 million and $1.4 million, respectively.

Restricted Stock and RSUs

              In fiscal 2013, 2012 and 2011, we awarded 108,350 shares, 105,567 shares and 94,606 shares, respectively, of restricted stock to certain of our executive officers and non-employee directors. Of the aggregate total of 308,523 awards, vesting as to 10,000 shares is time-based, and is dependent on the officer's continued employment, or the non-employee director's continued service, with us, but otherwise vest over a three-year period. As to the remaining 298,523 shares, vesting is performance-based, such that the percentage of awarded shares that ultimately vests, from 0% to 140%, is dependent on fiscal year earnings per share growth rates for the three fiscal years that end after the award date. In fiscal 2013, 2012 and 2011, an additional 4,947 shares, 5,305 shares and 8,356 shares of restricted stock, respectively, were awarded for performance-based adjustments in excess of 100% vesting. Restricted stock forfeitures result from employment terminations prior to vesting, and from performance-based vesting of less than 100%.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

Forfeited shares return to the pool of authorized shares available for award. As of September 29, 2013, there were 938,114 shares available for future awards of restricted stock.

              Restricted stock activity for the fiscal year ended September 29, 2013 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 30, 2012	190	$23.08
Granted	113	24.23
Vested	(96)	23.45
Forfeited	(4)	22.85

Nonvested balance at September 29, 2013	203	$23.55

Vested or expected to vest at September 29, 2013	203	$23.55

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

              In fiscal 2013, we also awarded 226,655 RSUs to our employees at the fair value of $24.32 per share on the award date. All of the RSUs have time-based vesting over a four-year period. At September 29, 2013, there were 333,140 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

              In the first quarter of fiscal 2012, we also awarded 181,348 RSUs to our employees at the fair value of $22.53 per share on the award date. All of the RSUs have time-based vesting over a four-year period.

              The stock-based compensation expense related to restricted stock and RSUs for fiscal years 2013, 2012 and 2011 was $2.2 million, $3.0 million and $1.7 million, respectively, and was included in the total stock-based compensation expense. At September 29, 2013, there was $7.1 million of unrecognized compensation costs related to restricted stock and RSUs that will be substantially recognized by the end of fiscal 2017.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              RSU activity for the fiscal year ended September 29, 2013 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 30, 2012	172	$22.53
Granted	227	24.32
Vested	(43)	22.53
Forfeited	(23)	23.27

Nonvested balance at September 29, 2013	333	$23.70

ESPP

              The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands, except for purchase price)
Shares purchased	253	289	246
Weighted-average purchase price	$21.96	$18.35	$21.30
Cash received from exercise of purchase rights	$5,551	$5,300	$5,249
Aggregate intrinsic value	$1,140	$935	$926

              The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
Dividend yield	-	-	-
Expected stock price volatility	27.1%	34.7%	38.0%
Risk-free rate of return, annual	0.1%	0.1%	0.3%
Expected life (in years)	1	1	1

              For fiscal 2013, 2012 and 2011, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              Included in stock-based compensation expense for fiscal 2013, 2012 and 2011 was $0.8 million, $0.9 million and $1.0 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at September 29, 2013 and September 30, 2012, were $0.2 million and $0.2 million, respectively. At September 29, 2013, ESPP participants had accumulated $3.1 million to purchase our common stock.

12.         Retirement Plans

              We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2013, 2012 and 2011, employer contributions to the plans were $9.5 million, $14.7 million and $14.1 million, respectively.

              We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 29, 2013 and September 30, 2012, the consolidated balance sheets reflect assets of $17.2 million and $13.4 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $16.1 million and $12.9 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."

13.         Earnings Per Share

              The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands, except per share data)
Net income (loss) attributable to Tetra Tech	$(2,141)	$104,380	$90,039

Weighted-average common shares outstanding – basic	64,544	63,217	62,053
Effect of diluted stock options and unvested restricted stock	–	717	722

Weighted-average common stock outstanding – diluted	64,544	63,934	62,775

Net income (loss) attributable to Tetra Tech per share:
Basic	$(0.03)	$1.65	$1.45

Diluted	$(0.03)	$1.63	$1.43

              The computation of diluted loss per share for fiscal 2013 excludes 0.5 million of potential common shares due to their anti-dilutive effect. For fiscal 2012 and 2011, 1.9 million and 2.6 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Earnings Per Share (Continued)

included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

14.         Derivative Financial Instruments

              We use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. We enter into foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our hedging program is not designated for trading or speculative purposes.

              We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our consolidated balance sheets as accumulated other comprehensive income.

              In fiscal 2009, we entered into an intercompany promissory note with a wholly-owned Canadian subsidiary in connection with the acquisition of Wardrop Engineering, Inc. The intercompany note receivable is denominated in CAD and has a fixed rate of interest payable in CAD. In the second quarter of fiscal 2010, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $3.9 million at the date of inception) that matured on January 28, 2013. In the third quarter of fiscal 2011, we entered into a forward contract for CAD $4.2 million (equivalent to U.S. $4.2 million at the date of inception) with a maturity date of January 27, 2014. Our objective was to eliminate variability of our cash flows on the amount of interest income we receive on the promissory note from changes in foreign currency exchange rates. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts were recorded in "Other comprehensive income". In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized immaterial gains and losses in our consolidated statements of operations for fiscal 2013, 2012 and 2011.

              In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our Term Loan Facility. At September 29, 2013, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $0.9 million, of which $0.9 million is expected to be reclassified from accumulated other comprehensive income to interest expense within the next 12 months.

              As of September 29, 2013, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$51,250	1.36%	May 2018
51,250	1.34%	May 2018
51,250	1.35%	May 2018

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.         Derivative Financial Instruments (Continued)

              The fair values of our outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 29, 2013	September 30, 2012

Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$–	$348
Interest rate swap agreements	Other current liabilities	987	–

Total		$987	$348

              The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the fiscal years ended September 30, 2012 and September 29, 2013. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements. We had no derivative instruments that were not designated as hedging instruments for fiscal 2013, 2012 and 2011.

15.         Fair Value Measurements

              Derivative Instruments.    For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation and Preparation" and Note 14 "Derivative Financial Instruments" for more information).

              Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis (see Note 2, "Basis of Presentation and Preparation" and Note 5, "Mergers and Acquisitions" for further information).

              Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in "Critical Accounting Policies and Estimates"). The carrying value of our long-term debt approximated fair value at September 29, 2013 and September 30, 2012. For fiscal 2013, we had a net borrowing of $205.0 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs (see Note 9, "Long-Term Debt" for more information).

16.         Joint Ventures

Consolidated Joint Ventures

              The aggregate revenue of the consolidated joint ventures was $15.6 million, $19.3 million and $74.3 million for fiscal 2013, 2012 and 2011, respectively. The assets and liabilities of these consolidated joint ventures were immaterial at fiscal 2013, 2012 and 2011 year-ends. These assets are restricted for use

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.         Joint Ventures (Continued)

only by those joint ventures and are not available for our general operations. Restricted cash and cash equivalents at September 29, 2013 and September 30, 2012 were $1.2 million and $1.6 million, respectively.

Unconsolidated Joint Ventures

              We account for our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures within "Other costs of revenue" in our consolidated statements of operations. For fiscal 2013, 2012 and 2011, we reported $3.5 million, $2.9 million and $4.9 million of equity in earnings of unconsolidated joint ventures, respectively. Our maximum exposure to loss as a result of our investments in unconsolidated variable interest entities is typically limited to the aggregate of the carrying value of the investment. Future funding commitments for the unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

              The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $24.0 million and $21.8 million, respectively, at September 29, 2013, and $19.0 million and $15.7 million, respectively, at September 30, 2012.

17.         Commitments and Contingencies

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

              During late March 2013, the then-president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec. He stated that during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts. Further, prior to the testimony, we were not aware of the misconduct. We have accepted the resignation of BPR's former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.         Commitments and Contingencies (Continued)

              During March 2013, following the resignation of BPR's former president, we learned that criminal charges had been filed against BPR and its former president in France. The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee's former employer. A trial in this matter is scheduled for May 2014.

              On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR's former president, and other Quebec-based engineering firms and individuals are named as defendants. The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal. The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.

              On June 28, 2013, a purported class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California. The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013. The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, "necessary" charges to our accounts receivables and earnings during the class period. In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading. The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013. On October 30, 2013, plaintiff filed an amended complaint for the same purported class period making essentially the same allegations. We believe the case is without merit and intend to defend it vigorously.

              The financial impact to us of the matters discussed above is unknown at this time.

18.         Reportable Segments

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

              Our reportable segments for fiscal 2013 were as follows:

              Engineering and Consulting Services.    ECS provides front-end science, consulting engineering and project management services in the areas of surface water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation and information technology.

              Technical Support Services.    TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.         Reportable Segments (Continued)

change, international development, international reconstruction and stabilization, energy, oil and gas, technical government consulting, and building and facilities.

              Remediation and Construction Management.    RCM provides full-service support, including construction and construction management, to all of our client sectors, including the U.S. federal government in the United States and internationally, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, solid waste management, energy, and oil and gas.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.         Reportable Segments (Continued)

              The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Revenue
ECS	$1,035,983	$1,155,256	$1,110,060
TSS	932,375	1,020,779	995,249
RCM	725,689	621,957	604,651
Elimination of inter-segment revenue	(80,292)	(86,917)	(136,816)

Total revenue	$2,613,755	$2,711,075	$2,573,144

Operating Income
ECS	$44,598	$96,220	$99,868
TSS	71,842	71,767	69,977
RCM	(6,706)	22,374	13,183
Corporate (1)	(89,516)	(23,994)	(36,606)

Total operating income	$20,218	$166,367	$146,422

Depreciation
ECS	$10,494	$10,126	$12,067
TSS	2,839	3,227	2,028
RCM	13,160	10,233	10,101
Corporate	3,055	3,065	2,941

Total depreciation	$29,548	$26,651	$27,137

(1)
Includes goodwill impairment charge, amortization of intangibles, other costs and other income not allocable to segments. The goodwill impairment charge of $56.6 million for fiscal 2013 was recorded at Corporate. The intangible asset amortization expense for fiscal 2013, 2012 and 2011 was $32.4 million, $29.6 million and $28.0 million, respectively. Corporate results also included income for fair value adjustments to contingent consideration liabilities of $9.6 million, $19.2 million and $1.8 million for 2013, 2012 and 2011, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.         Reportable Segments (Continued)

	September 29, 2013	September 30, 2012
	(in thousands)
Total Assets
ECS	$912,996	$915,571
TSS	673,864	638,405
RCM	435,053	311,051
Corporate (1)	(222,821)	(193,997)

Total assets	$1,799,092	$1,671,030

(1)
Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
	September 29, 2013		September 30, 2012		October 2, 2011
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
			(in thousands)
United States	$1,915,780	$110,313	$2,046,700	$100,958	$1,976,452	$102,316
Foreign countries (1)	697,975	90,435	664,375	70,010	596,692	78,198

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.         Reportable Segments (Continued)

              The following table presents our revenue by client sector:

	Fiscal Year Ended
	September 29, 2013	September 30, 2012	October 2, 2011
	(in thousands)
Client Sector
International (1)	$697,975	$664,375	$596,692
U.S commercial	693,677	718,457	577,782
U.S. federal government (2)	829,790	1,008,424	1,115,729
U.S. state and local government	392,313	319,819	282,941

Total	$2,613,755	$2,711,075	$2,573,144

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

19.         Quarterly Financial Information – Unaudited

              In the opinion of management, the following unaudited quarterly data for fiscal years ended September 29, 2013 and September 30, 2012 reflect all adjustments necessary for a fair statement of the results of operations.

              In the third quarter of fiscal 2013, we reported operating losses of $99.9 million, which included a non-cash goodwill impairment charge of $56.6 million. Additionally, we incurred project charges, including claims related to adverse developments on three programs in the RCM segment with U.S. federal and state and local government clients. We also recorded a project-related charge on a commercial development project in the TSS segment due to a change in client ownership and the related modification of plans for completion of the project. Collectively, project charges on these four programs reduced operating income

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Quarterly Financial Information – Unaudited (Continued)

by $35.5 million. Further, the weaker results in our Eastern Canada and global mining operations and the resulting charges to right-size these businesses caused a reduction of $28.2 million in operating income.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2013
Revenue	$658,545	$641,999	$614,835	$698,376
Operating income (loss)	41,809	37,667	(99,884)	40,626
Net income (loss) attributable to Tetra Tech	26,224	24,820	(78,385)	25,200
Net income (loss) attributable to Tetra Tech per share (1):
Basic	$0.41	$0.38	$(1.21)	$0.39

Diluted	$0.41	$0.38	$(1.21)	$0.39

Weighted-average common shares outstanding:
Basic	63,864	64,551	64,832	64,272

Diluted	64,608	65,472	64,832	64,853

Fiscal Year 2012
Revenue	$682,627	$624,345	$684,698	$719,405
Operating income	36,093	35,543	46,261	48,470
Net income attributable to Tetra Tech	22,610	22,284	29,054	30,432
Earnings per share attributable to Tetra Tech (1):
Basic	$0.36	$0.35	$0.46	$0.48

Diluted	$0.36	$0.35	$0.45	$0.47

Weighted-average common shares outstanding:
Basic	62,433	63,072	63,387	63,623

Diluted	63,068	63,817	64,179	64,396

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Item 9A.    Controls and Procedures

              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

              At September 29, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 29, 2013, based on the criteria in Internal Control – Integrated Framework (1992) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 29, 2013, at a reasonable assurance level.

              PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 20, 2013, appears on page 79 of this Form 10-K.

Changes in Internal Control over Financial Reporting

              There were no changes in our internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

              None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

              The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1 – Election of Directors – General" and "Business Experience of Nominees," "Ownership of Securities – Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 – Election of Directors – Board Committees and Meetings" in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.    Executive Compensation

              The information required by this item is included under the captions "Proposal No. 1 – Election of Directors – Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

              The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transactions with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption "Proposal No. 1 – Election of Directors – Independent Directors," in each case in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

              The information required by this item is included under the captions "Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 78 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 78 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 130 - 131 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 2, 2011, September 30, 2012 and September 29, 2013
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2011	$32,926	$3,733	$(6,478)	$2,063	$32,244
Fiscal 2012	32,244	4,768	(2,356)	896	35,552
Fiscal 2013	35,552	13,818	(4,452)	(295)	44,623
Income tax valuation allowance:
Fiscal 2011	$5,526	$–	$-	$(5,526)	$–
Fiscal 2012	–	2,512	–	-	2,512
Fiscal 2013	2,512	4,947	–	–	7,459

(1)
Primarily represents uncollectible accounts written off, net of recoveries.
(2)
Includes allowances from new business acquisitions, loss in foreign jurisdictions and currency adjustments, and represents valuation allowance adjustments related to net operating loss carry-forwards.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Dated: November 20, 2013		Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 20, 2013
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Chief Financial Officer and Treasurer	November 20, 2013
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 20, 2013
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 19, 2013
Albert E. Smith
/s/ HUGH M. GRANT	Director	November 19, 2013
Hugh M. Grant

Signature	Title	Date
/s/ PATRICK C. HADEN	Director	November 19, 2013
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 19, 2013
J. Christopher Lewis
/s/ J. KENNETH THOMPSON	Director	November 19, 2013
J. Kenneth Thompson
/s/ RICHARD H. TRULY	Director	November 19, 2013
Richard H. Truly
/s/ KIRSTEN M. VOLPI	Director	November 19, 2013
Kirsten M. Volpi
/s/ KIMBERLY E. RITRIEVI	Director	November 19, 2013
Kimberly E. Ritrievi

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
10.1
Amended and Restated Credit Agreement dated as of May 7, 2013 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 9, 2013).
10.2
Amendment No. 1 dated as of September 27, 2013 to the Amended and Restated Credit Agreement dated as of May 7, 2013 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2013).
10.3
Amended and Restated Security Agreement dated as of May 7, 2013 made by Tetra Tech, Inc. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 9, 2013).
10.4
Security Agreement dated as of May 7, 2013 made by Tetra Tech Canada Holding Corporation and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 9, 2013).
10.5
Amended and Restated Pledge Agreement dated as of May 7, 2013 made by Tetra Tech, Inc. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 9, 2013).
10.6
Pledge Agreement dated as of May 7, 2013 made by Tetra Tech Canada Holding Corporation and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 9, 2013).
10.7
Employee Stock Purchase Plan (as amended and restated effective October 15, 2012) ((incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.8	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.9	First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011). +*
10.10
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

10.13	Form of Restricted Stock Unit Agreement to be used in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
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
10.18	Executive Compensation Policy (as amended through November 14, 2013).+*
10.19	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.20	Amendment to Deferred Compensation Plan dated November 14, 2013.+*
10.21
Change of Control Agreement with Dan L. Batrack dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-Q for the fiscal quarter ended March 31, 2013).*
10.22
Form of Change of Control Agreement for executive officers other than Dan L. Batrack dated March 26, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 8-Q for the fiscal quarter ended March 31, 2013).*
10.23	Executive Compensation Plan (as amended and restated November 14, 2013). +*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 128 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 29, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

*
Indicates a management contract or compensatory arrangement.
+
Filed herewith.
(1)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.