Form 10-Q
period 2013-12-29
TETRA TECH INC
filed 2014-01-31
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

Yes  ☐   No  ☒

As of January 27, 2014, 64,950,791 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	December 29, 2013	September 29, 2013
Current assets:
Cash and cash equivalents	$160,796	$129,305
Accounts receivable – net	642,897	660,847
Prepaid expenses and other current assets	51,212	61,446
Income taxes receivable	25,346	20,044
Total current assets	880,251	871,642

Property and equipment – net	83,711	88,026
Investments in and advances to unconsolidated joint ventures	2,406	2,198
Goodwill	719,527	722,792
Intangible assets – net	78,686	86,929
Other long-term assets	24,092	27,505

Total assets	$1,788,673	$1,799,092

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$137,373	$142,813
Accrued compensation	101,267	114,810
Billings in excess of costs on uncompleted contracts	92,179	79,507
Deferred income taxes	19,952	18,170
Current portion of long-term debt	6,012	4,311
Estimated contingent earn-out liabilities	24,380	23,281
Other current liabilities	74,216	100,241
Total current liabilities	455,379	483,133

Deferred income taxes	29,514	30,525
Long-term debt	200,859	203,438
Long-term estimated contingent earn-out liabilities	56,114	58,508
Other long-term liabilities	28,565	24,685

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 29, 2013, and September 29, 2013	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,738 and 64,134 shares at December 29, 2013, and September 29, 2013, respectively	647	641
Additional paid-in capital	456,514	443,099
Accumulated other comprehensive income (loss)	(19,413)	1,858
Retained earnings	579,480	552,165
Tetra Tech stockholders’ equity	1,017,228	997,763
Noncontrolling interests	1,014	1,040
Total equity	1,018,242	998,803

Total liabilities and equity	$1,788,673	$1,799,092

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 29, 2013	December 30, 2012

Revenue	$645,848	$658,545
Subcontractor costs	(162,857)	(161,347)
Other costs of revenue	(396,528)	(408,995)
Selling, general and administrative expenses	(47,375)	(46,384)
Contingent consideration – fair value adjustments	4,630	(10)
Operating income	43,718	41,809

Interest expense	(2,424)	(1,185)
Income before income tax expense	41,294	40,624

Income tax expense	(13,967)	(14,228)

Net income including noncontrolling interests	27,327	26,396

Net income attributable to noncontrolling interests	(12)	(172)

Net income attributable to Tetra Tech	$27,315	$26,224

Earnings per share attributable to Tetra Tech:
Basic	$0.43	$0.41
Diluted	$0.42	$0.41

Weighted-average common shares outstanding:
Basic	64,227	63,864
Diluted	65,048	64,608

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	December 29, 2013	December 30, 2012

Net income including noncontrolling interests	$27,327	$26,396

Other comprehensive income:
Foreign currency translation adjustments, net of tax	(22,135)	(5,612)
Gain on cash flow hedge valuations, net of tax	826	121
Other comprehensive loss	(21,309)	(5,491)

Comprehensive income including noncontrolling interests	6,018	20,905

Net income attributable to noncontrolling interests	(12)	(172)
Foreign currency translation adjustments, net of tax	38	13
Comprehensive loss (income) attributable to noncontrolling interests	26	(159)

Comprehensive income attributable to Tetra Tech	$6,044	$20,746

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 29, 2013	December 30, 2012
Cash flows from operating activities:

Net income including noncontrolling interests	$27,327	$26,396

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,914	12,595
Equity in earnings of unconsolidated joint ventures	(650)	(649)
Distributions of earnings from unconsolidated joint ventures	364	947
Stock-based compensation	2,339	2,534
Excess tax benefits from stock-based compensation	(213)	(390)
Deferred income taxes	557	5,624
Provision for doubtful accounts	3,069	2,538
Fair value adjustments to contingent consideration	(4,630)	10
Foreign exchange (gain) loss	(91)	189
Loss on disposal of property and equipment	1,035	90

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	19,237	25,513
Prepaid expenses and other assets	(3,928)	78
Accounts payable	(6,186)	(23,564)
Accrued compensation	(13,646)	(24,215)
Billings in excess of costs on uncompleted contracts	12,671	3,544
Other liabilities	(7,790)	(124)
Income taxes receivable/payable	(3,660)	(13,360)
Net cash provided by operating activities	41,719	17,756

Cash flows from investing activities:
Capital expenditures	(6,602)	(4,274)
Payments for business acquisitions, net of cash acquired	(10,678)	(14,505)
Payment received on note for sale of operation	3,900	–
Proceeds from sale of property and equipment	1,926	292
Net cash used in investing activities	(11,454)	(18,487)

Cash flows from financing activities:
Payments on long-term debt	(233)	(22,551)
Proceeds from borrowings	–	89,234
Payments of earn-out liabilities	(1,589)	(22,372)
Net change in overdrafts	(915)	122
Excess tax benefits from stock-based compensation	213	390
Net proceeds from issuance of common stock	6,327	3,089
Net cash provided by financing activities	3,803	47,912

Effect of foreign exchange rate changes on cash	(2,577)	(425)

Net increase in cash and cash equivalents	31,491	46,756
Cash and cash equivalents at beginning of period	129,305	104,848
Cash and cash equivalents at end of period	$160,796	$151,604

Supplemental information:
Cash paid during the period for:
Interest	$2,251	$532
Income taxes, net of refunds received	$16,158	$21,220

See Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.  Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 29, 2013	September 29, 2013
	(in thousands)

Billed	$356,496	$375,149
Unbilled	312,982	306,969
Contract retentions	20,170	23,353
Total accounts receivable – gross	689,648	705,471

Allowance for doubtful accounts	(46,751)	(44,624)
Total accounts receivable – net	$642,897	$660,847

Billings in excess of costs on uncompleted contracts	$92,179	$79,507

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at December 29, 2013 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts is determined based on a review of client-specific accounts, and contract issues resulting from current events and economic circumstances.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

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

Total accounts receivable at December 29, 2013 and September 29, 2013 include approximately $39 million and $41 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  We regularly evaluate these claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously reliably estimated.  Losses related to claims and net operating income adjustments related to changes in estimates were immaterial for the first quarters of fiscal 2014 and 2013.

Billed accounts receivable related to U.S. federal government contracts were $61.8 million and $50.5 million at December 29, 2013 and September 29, 2013, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $81.3 million and $79.3 million at December 29, 2013 and September 29, 2013, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 29, 2013 and September 29, 2013.

3.                                      Mergers and Acquisitions

In the second quarter of fiscal 2013, we acquired American Environmental Group, Ltd. (“AEG”), headquartered in Richfield, Ohio.  AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients.  Also in the second quarter of fiscal 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, “Parkland”), headquartered in Alberta, Canada.  Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities.  AEG and Parkland are both included in our Remediation and Construction Management (“RCM”) segment.  We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our Engineering and Consulting Services (“ECS”) and Technical Support Services (“TSS”) segments during fiscal 2013. The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $248.9 million.  Of this amount, $171.6 million was paid to the sellers, $2.0 million was recorded as liabilities in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations as of the respective acquisition dates, with an aggregate maximum of $86.7 million upon the achievement of specified financial objectives.  In the first quarter of fiscal 2014, we acquired a company that enhanced our service offerings in our ECS segment.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and synergies expected to arise after the acquisitions.  The results of these acquisitions were included on the consolidated financial statements from their respective closing dates.  The purchase price allocations related to acquisitions completed during the second half of fiscal 2013 and the first quarter of fiscal 2014, are preliminary, and subject to adjustment based on the valuation and final determination of net assets acquired.  We do not believe that any adjustment will have a material effect on our consolidated results of operations.  None of the acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

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

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013).  We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our condensed consolidated statements of cash flows.  Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first quarter of fiscal 2014, we recorded a net decrease in our contingent earn-out liabilities and reported related net gains in operating income of $4.6 million.  Subsequent to the acquisition date, we had determined that the related acquired companies would achieve operating income at different levels than what was assumed at the acquisition dates.  During the first quarter of fiscal 2013, we recorded an immaterial net increase in our contingent earn-out liabilities and reported the related net losses in operating income.

At December 29, 2013, there was a total maximum of $102.9 million of outstanding contingent consideration related to completed acquisitions.  Of this amount, $80.5 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.  In the first quarters of fiscal 2014 and 2013, we made $1.6 million and $22.4 million of earn-out payments, respectively, to former owners and reported them as cash used in financing activities.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 29, 2013	$353,608	$177,579	$191,605	$722,792
Goodwill additions	10,993	–	314	11,307
Foreign exchange impact	(10,604)	(104)	(3,864)	(14,572)
Balance at December 29, 2013	$353,997	$177,475	$188,055	$719,527

Goodwill additions are primarily attributable to an acquisition completed in the first quarter of fiscal 2014.  Substantially all of the goodwill additions are not deductible for income tax purposes.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for ECS were $411.5 million and $411.1 million at December 29, 2013 and September 29, 2013, respectively, excluding $57.5 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	December 29, 2013			September 29, 2013
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.6	$2,149	$(1,268)	$6,160	$(5,247)
Client relations	4.3	121,335	(47,567)	128,839	(49,189)
Backlog	0.5	11,336	(9,191)	68,968	(64,675)
Technology and trade names	2.7	3,367	(1,475)	4,204	(2,131)
Total		$138,187	$(59,501)	$208,171	$(121,242)

The gross amount and accumulated amortization for acquired identifiable intangible assets decreased due to a write-down of fully amortized assets in the first quarter of fiscal 2014. The recent acquisition added $2.2 million of identifiable intangible assets, partially offset by $1.8 million of foreign currency translation adjustments. Amortization expense for the identifiable intangible assets for the first quarters of fiscal 2014 and 2013 was $8.6 million and $5.6 million, respectively. Estimated amortization expense for the remainder of fiscal 2014 and succeeding years is as follows:

Amount
(in thousands)

2014	$18,914
2015	19,563
2016	15,637
2017	13,346
2018	6,289
Beyond	4,937
Total	$78,686

5.                                      Property and Equipment

Property and equipment consisted of the following:

	December 29, 2013	September 29, 2013
	(in thousands)

Land and buildings	$5,581	$5,565
Equipment, furniture and fixtures	208,944	210,172
Leasehold improvements	26,297	26,429
Total property and equipment	240,822	242,166
Accumulated depreciation	(157,111)	(154,140)
Property and equipment, net	$83,711	$88,026

The depreciation expense related to property and equipment, including assets under capital leases, was $7.1 million and $6.8 million for the first quarters of fiscal 2014 and 2013, respectively.

6.                                      Stock Repurchase

In June 2013, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which we may currently repurchase up to $100 million of Tetra Tech common stock.  In November 2013, our Board of Directors amended the Stock Repurchase Program, effective on November 18, 2013, to revise the pricing parameters and to extend the program through fiscal 2014.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  From the inception of the Stock Repurchase Program through December 29, 2013, we repurchased through open market purchases a total of 855,200 shares at an average price of $23.39 per share, for a total cost of $20.0 million.  All of these shares were repurchased and settled during the second half of fiscal 2013.

Subsequent Event.  Our Board of Directors has authorized the amendment of our stock repurchase program to revise the pricing grids and to commit $30 million of the $100 million authorized buyback to be expended prior to the end of our fiscal year.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2014 and 2013 was $2.3 million and $2.5 million, respectively.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2014, we granted 354,238 stock options with exercise prices of $28.58 - $28.68 per share and an estimated weighted-average fair value of $9.36 per share.  In addition, we awarded 117,067 shares of restricted stock to our non-employee directors and executive officers at the fair value of $28.58 per share on the award date.  All of these shares are performance-based and vest, if at all, over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share.  Additionally, we awarded 224,618 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $28.58 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 29, 2013	December 30, 2012
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$27,315	$26,224

Weighted-average common shares outstanding - basic	64,227	63,864
Effect of dilutive stock options and unvested restricted stock	821	744
Weighted-average common stock outstanding - diluted	65,048	64,608

Earnings per share attributable to Tetra Tech:
Basic	$0.43	$0.41
Diluted	$0.42	$0.41

For the first quarters of fiscal 2014 and 2013, 0.4 million and 1.4 million options, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first quarters of fiscal 2014 and 2013 were 33.8% and 35.0%, respectively.  At December 29, 2013, undistributed earnings of our foreign subsidiaries, primarily in Canada, in the amount of approximately $29 million, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 29, 2013, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ended September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.9 million has been provided.

During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2012 through December 31, 2013.  Our effective tax rate for the first quarter of fiscal 2014 includes a tax benefit from R&E credits attributable to the first three months of fiscal 2014.  Should the R&E credits provision be retroactively extended during fiscal 2014, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

10.                               Reportable Segments

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Revenue
ECS	$234,887	$278,168
TSS	220,690	243,924
RCM	214,206	158,431
Elimination of inter-segment revenue	(23,935)	(21,978)
Total revenue	$645,848	$658,545

Operating Income
ECS	$20,006	$19,291
TSS	22,821	22,343
RCM	8,527	7,082
Corporate (1)	(7,636)	(6,907)
Total operating income	$43,718	$41,809

Depreciation
ECS	$2,177	$2,625
TSS	584	782
RCM	3,614	2,603
Corporate	754	798
Total depreciation	$7,129	$6,808

(1) Includes amortization of intangibles, other costs and other income not allocable to segments.

	December 29, 2013	September 29, 2013
	(in thousands)
Total Assets
ECS	$904,051	$912,996
TSS	690,481	673,864
RCM	430,995	435,053
Corporate (1)	(236,854)	(222,821)
Total assets	$1,788,673	$1,799,092

(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	December 29, 2013	December 30, 2012
	(in thousands)
Client Sector
International (1)	$163,933	$167,518
U.S. commercial	186,296	173,141
U.S. federal government (2)	195,184	227,390
U.S. state and local government	100,435	90,496
Total	$645,848	$658,545

(1)     Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)     Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013).  The carrying value of our long-term debt approximated fair value at December 29, 2013 and September 29, 2013.  For the first quarter of fiscal 2014, we had borrowings of $205.0 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures was $2.6 million and $4.0 million for the first quarters of fiscal 2014 and 2013, respectively.    The assets and liabilities of these consolidated joint ventures were immaterial at December 29, 2013 and September 29, 2013.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at December 29, 2013 and September 29, 2013 were $1.0 million and $1.2 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2014 and 2013, we reported $0.7 million and $0.6 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $18.0 million and $15.6 million, respectively, at December 29, 2013, and $24.0 million and $21.8 million, respectively, at September 29, 2013.

13.                               Derivative Financial Instruments

We use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. We have also entered into foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.  Our hedging program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value.  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our condensed consolidated balance sheets as accumulated other comprehensive income.

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two additional interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the balance of the term loan facility.  At December 29, 2013, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was immaterial, all of which we expect to reclassify from accumulated other comprehensive income to interest expense within the next 12 months.

As of December 29, 2013, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$51,250	1.36%	May 2018
51,250	1.34%	May 2018
51,250	1.35%	May 2018
25,625	1.23%	May 2018
25,625	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

	Balance Sheet Location	December 29, 2013	September 29, 2013
		(in thousands)

Interest rate swap agreements	Other current liabilities	$209	$987

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our interest rate swap agreements was immaterial for the three months of fiscal 2014 and the fiscal year ended September 29, 2013. Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2013 and the first quarter of fiscal 2014.

14.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three months ended December 29, 2013 and September 29, 2013 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 30, 2012	$31,110	$(93)	$31,017

Other comprehensive loss before reclassifications	(5,599)	–	(5,599)
Reclassification adjustment of prior derivative settlement, net of tax	–	121	121
Net current-period other comprehensive income (loss)	(5,599)	121	(5,478)

Balances at December 30, 2012	$25,511	$28	$25,539

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive income (loss) before reclassifications	(22,096)	308	(21,788)
Reclassification adjustment of prior derivative settlement, net of tax	–	517	517
Net current-period other comprehensive income (loss)	(22,096)	825	(21,271)

Balances at December 29, 2013	$(19,756)	$343	$(19,413)

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

We acquired BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue through September 2014.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

During late March 2013, the then-president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that, during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

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

On June 28, 2013, a purported class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  On October 30, 2013, plaintiff filed an amended complaint for the same purported class period making essentially the same allegations.  On November 29, 2013, we filed a motion to dismiss the amended complaint, and on January 17, 2014, the Court granted our motion and dismissed the case without prejudice.

The financial impact to us of the matters discussed above is unknown at this time.

16.                               Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards.  This guidance became effective for us in the first quarter of fiscal 2014 on a retrospective basis.

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income.  We are required to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance became effective for us in the first quarter of fiscal 2014.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued an update on an inclusion of the Fed Funds Effective Swap as a benchmark interest rate (Overnight Interest Swap Rate) for hedge accounting purposes.  This guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP.  This guidance became effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, construction management, construction and technical services that focuses on addressing fundamental needs for water, the environment, energy, infrastructure and natural resources. We are a full-service company that leads with science. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology. Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets. We currently have approximately 14,000 staff worldwide, located primarily in North America.

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

	Three Months Ended
	December 29, 2013	December 30, 2012

Client Sector
International (1)	25.4%	25.4%
U.S. commercial	28.8	26.3
U.S. federal government (2)	30.2	34.6
U.S. state and local government	15.6	13.7
	100.0%	100.0%

(1)	Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 29, 2013	December 30, 2012

Reportable Segment
ECS	36.4%	42.2%
TSS	34.2	37.0
RCM	33.1	24.1
Inter-segment elimination	(3.7)	(3.3)
	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 29, 2013	December 30, 2012

Contract Type
Fixed-price	46.8%	39.8%
Time-and-materials	34.5	41.0
Cost-plus	18.7	19.2
	100.0%	100.0%

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

In the second quarter of fiscal 2013, we acquired AEG, headquartered in Richfield, Ohio. AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients. Also in the second quarter of fiscal 2013, we acquired Parkland, headquartered in Alberta, Canada. Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities. AEG and Parkland are both included in our RCM segment. We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments during fiscal 2013 and in the first quarter of fiscal 2014.

Divestitures. To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in the first quarters of fiscal 2014 and 2013.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first quarter of fiscal 2014, our revenue and earnings were stable compared to the same period last year despite significant downturns in three of the markets in which we operate. We experienced an expected decline in revenue from U.S. federal government programs due to the two-week government shutdown in October 2013 and general weakness in federal funding stemming from the implementation of mandatory federal budget reductions, or sequestrations. In addition, our financial results were adversely impacted by declines in our Eastern Canada and global mining operations that began in the second half of fiscal 2013. We took significant actions in the third quarter of fiscal 2013 to right-size these businesses. As a result, each is stable and profitable, although at a lower level of revenue and earnings than a year ago. These areas of weakness were substantially offset by organic and acquisitive growth in our U.S. and Canadian commercial businesses, particularly those in the oil and gas, and solid waste markets.

Current economic conditions continue to be volatile, and there is ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant. Concerns over general economic conditions appear to be restraining some business owners from making the significant investment commitments needed to fund future growth. Strong economic expansion generally benefits our business while a tepid recovery could adversely impact the demand for our services. It is not possible to predict with certainty whether or when a stronger recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

International. Our international business decreased 2.1% in the first quarter of fiscal 2014 compared to the year-ago quarter. This decline was driven by the lower results in our Eastern Canada and global mining operations, which were strong in the first half of last year and became significantly weaker beginning in the third quarter of fiscal 2013. Due to the timing of this trend, we expect stable results in the first half of fiscal 2014.  Further, we anticipate sustained improving year-over-year comparisons beginning in the third quarter of fiscal 2014 due to organic and acquisitive growth in Canada and South America, together with demand for our oil and gas, and industrial water services from our largest clients worldwide.

U.S. Commercial. Our U.S. commercial business increased 7.6% in the first quarter of fiscal 2014 compared to the same period last year. An increase in solid waste management operations, primarily due to an acquisition in fiscal 2013, contributed to this growth. In addition, we experienced continued growth from services provided for oil and gas clients, which generate relatively high profit margins. We are optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas, as well as by our larger industrial clients. As such, we expect that our U.S. commercial business will continue to grow in fiscal 2014. Our U.S. commercial clients typically react rapidly to economic change. Accordingly, if the U.S. economy experiences a slowdown or pickup in the remainder of fiscal 2014, we would expect our U.S. commercial outlook to change correspondingly.

U.S. Federal Government. Our U.S. federal government business declined 14.2% in the first quarter of fiscal 2014 compared to the year-ago quarter. This decline was as expected, and resulted from the broad-based slowdown in funding for discretionary U.S. federal government programs. The slowdown was due to the mandatory federal budget reductions, or sequestrations, that were in place in fiscal 2013, and the two-week federal government shutdown in October 2013. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. However, increased Congressional debate on government spending and competing political agendas in the U.S. government, have created uncertainty in the spending habits of our clients. In December 2013, Congress passed and the President signed into law the Murray-Ryan Bipartisan Budget Act of 2013 (“2013 Budget Act”), raising government discretionary spending limits for fiscal years 2014 and 2015. The direct impact of the 2013 Budget Act on the programs we support is unclear at this point, and we remain cautious regarding the ability to grow our U.S. federal government revenue compared to fiscal 2013.

U.S. State and Local Government. Our U.S. state and local business increased 11.0% in the first quarter of fiscal 2014 compared to the year-ago quarter. This growth was driven by increased revenue from essential priority programs. Many state and local government agencies are now experiencing improved financial conditions compared to recent years. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees. As a result, some programs, such as those focused on municipal water and solid waste, will progress despite budget pressures as demonstrated by the growth this quarter and throughout fiscal 2013. Although we anticipate that many state and local government agencies will continue to face economic challenges, we expect our U.S. state and local government business to continue its growth during the remainder of fiscal 2014 because of our focus on essential programs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 29,	December 30,	Change
	2013	2012	$	%
	($ in thousands)

Revenue	$645,848	$658,545	$(12,697)	(1.9)%
Subcontractor costs	(162,857)	(161,347)	(1,510)	(0.9)
Revenue, net of subcontractor costs (1)	482,991	497,198	(14,207)	(2.9)
Other costs of revenue	(396,528)	(408,995)	12,467	3.0
Selling, general and administrative expenses	(47,375)	(46,384)	(991)	(2.1)
Contingent consideration for value adjustment	4,630	(10)	4,640	NM
Operating income	43,718	41,809	1,909	4.6
Interest expense	(2,424)	(1,185)	(1,239)	(104.6)
Income before income tax expense	41,294	40,624	670	1.6
Income tax expense	(13,967)	(14,228)	261	1.8
Net income including noncontrolling interests	27,327	26,396	931	3.5
Net income attributable to noncontrolling interests	(12)	(172)	160	93.0
Net income attributable to Tetra Tech	$27,315	$26,224	$1,091	4.2

(1)

We believe that the presentation of “Revenue, net of subcontractor costs”, which is a non-GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain U.S. Agency for International Development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

NM = not meaningful

In the first quarter of fiscal 2014, our revenue and earnings were relatively stable compared to the year-ago quarter. Revenue and revenue, net of subcontractor costs, declined $12.7 million, or 1.9%, and $14.2 million, or 2.9%, compared to the first quarter of last year. These results reflected declines of $32.2 million and $22.8 million in revenue and revenue, net of subcontractor costs, respectively, from U.S. federal government programs due to a broad-based slowdown caused by budgetary constraints that primarily impacted discretionary programs. Our results this quarter also reflected the declines in our Eastern Canada and global mining businesses as previously discussed. Revenue and revenue, net of subcontractor costs, on a combined basis for these operations decreased $35.6 million and $32.6 million, respectively, in the first quarter of fiscal 2014 compared to the year-ago quarter. The weakness was exacerbated by foreign exchange translation adjustments as the U.S. dollar strengthened primarily against the Canadian dollar compared to the prior-year quarter. Increased activity on certain U.S. state and local government projects that were considered essential programs partially offset these declines. Further, acquisitions completed in fiscal 2013 contributed additional revenue of $52.6 million in the first quarter of fiscal 2014.

Operating income was $43.7 million in the first quarter of fiscal 2014 compared to $41.8 million in the year-ago quarter. Net gains related to changes in the estimated fair value of our contingent earn-out liabilities, partially offset by a non-operating legal charge, contributed an aggregate of $1.9 million to operating income this quarter. Of the three businesses with weaker revenue, as previously described, our U.S. federal government and global mining businesses had the most significant negative impact on operating income, while Eastern Canada was fairly stable. These declines were substantially offset by operating income from acquisitions completed in fiscal 2013, less higher amortization of intangibles.

In the first quarter of fiscal 2014, we recorded $14.0 million of income tax expense, representing an effective tax rate of 33.8%, compared to $14.2 million, representing an effective tax rate of 35.0%, in the first quarter of fiscal 2013. The lower effective tax rate was primarily due to higher federal deductions and credits, and certain U.S. tax benefits in connection with the Company’s foreign operations.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended
	December 29,	December 30,	Change
	2013	2012	$	%
	($ in thousands)

Revenue	$234,887	$278,168	$(43,281)	(15.6)%
Subcontractor costs	(30,547)	(37,442)	6,895	18.4
Revenue, net of subcontractors costs	$204,340	$240,726	(36,386)	(15.1)

Operating income	$20,006	$19,291	$715	3.7

Revenue and revenue, net of subcontractor costs, declined $43.3 million and $36.4 million, respectively, in the first quarter of fiscal 2014 compared to the same period last year. These results primarily reflect the declines in our Canadian operations that are focused on municipal government projects and in our global mining activities. The aggregate revenue and revenue, net of subcontractor costs, from these operations was $35.6 million and $32.6 million lower, respectively, in the first quarter of fiscal 2014 than in the year-ago quarter. Operating income increased $0.7 million, primarily due to lower overhead costs and project close-outs that benefitted operating income in the first quarter of fiscal 2014.

Technical Support Services

	Three Months Ended
	December 29,	December 30,	Change
	2013	2012	$	%
	($ in thousands)

Revenue	$220,690	$243,924	$(23,234)	(9.5)%
Subcontractor costs	(64,839)	(76,363)	11,524	15.1
Revenue, net of subcontractors costs	$155,851	$167,561	$(11,710)	(7.0)

Operating income	$22,821	$22,343	$478	2.1

Revenue and revenue, net of subcontractor costs, declined $23.2 million and $11.7 million, respectively, in the first quarter of fiscal 2014 compared to the first quarter of last year. This decline resulted primarily from decreases of $29.1 million and $20.5 million in revenue and revenue, net of subcontractor costs, respectively, from U.S. federal government programs across several agencies. Our revenue from commercial business, particularly for oil and gas clients, increased $10.2 million this quarter compared to the year-ago quarter, and partially offset the decline. Despite the decrease in revenue, our operating income increased $0.5 million, primarily due to lower overhead costs and favorable project close-outs in the first quarter of fiscal 2014.

Remediation and Construction Management

	Three Months Ended
	December 29,	December 30,	Change
	2013	2012	$	%
	($ in thousands)

Revenue	$214,206	$158,431	$55,775	35.2%
Subcontractor costs	(91,406)	(69,520)	(21,886)	(31.5)
Revenue, net of subcontractors costs	$122,800	$88,911	$33,889	38.1

Operating income	$8,527	$7,082	$1,445	20.4

Revenue and revenue, net of subcontractor costs, increased $55.8 million and $33.9 million, respectively, in the first quarter of fiscal 2014 compared to the year-ago period. The increases are attributable to additional work in our U.S. commercial solid waste business, and international oil and gas businesses, which resulted from the acquisitions we completed in the second quarter of fiscal 2013.  On a combined basis, these acquisitions contributed revenue of $52.6 million in the first quarter of fiscal 2014.  Operating income increased $1.4 million, due largely to the higher level of revenue.  The increase was partially offset by lower profit on certain contracts, and a loss on the sale of excess equipment and other fixed assets.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended
	December 29, 2013	December 30, 2012
	(in thousands)

Net income attributable to Tetra Tech	$27,315	$26,224
Interest expense	2,424	1,185
Depreciation (1)	7,129	6,808
Amortization (1)	8,581	5,633
Income tax expense	13,967	14,228
EBITDA	$59,416	$54,078

Revenue	$645,848	$658,545
Subcontractor costs	(162,857)	(161,347)
Revenue, net of subcontractors costs	$482,991	$497,198

(1) The total of depreciation and amortization expenses is different from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, repurchases of stock under our Stock Repurchase Program and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended and Restated Credit Agreement (the “Amended Credit Agreement”) will be sufficient to meet our capital requirements for at least the next 12 months.

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

As of December 29, 2013, cash and cash equivalents were $160.8 million, an increase of $31.5 million compared to the fiscal year ended September 29, 2013.  The increase was primarily due to net cash provided by operating activities and net proceeds from issuance of common stock, partially offset by payments for a business acquisition and capital expenditures.

Operating Activities.  Net cash provided by operating activities was $41.7 million, an increase of $24.0 million compared to the prior-year quarter.  The increase was due to favorable changes in accounts payable, accrued compensation and billings in excess of costs on uncompleted contracts.  The increase was partially offset by changes in other liabilities, prepaid expense and other assets, and accounts receivable.

Investing Activities.  Net cash used in investing activities was $11.5 million, a decrease of $7.0 million compared to the prior-year quarter.  The decrease in cash used was attributable to $3.9 million of cash received on a note for sale of an operation, a $1.6 million increase on proceeds from sale of property and equipment, and a $3.8 million decrease on net payments for business acquisitions compared to the prior-year quarter.  The overall decrease was partially offset by a $2.3 million increase in capital expenditures compared to the prior-year quarter.

Financing Activities.  Net cash provided by financing activities was $3.8 million, a decrease of $44.1 million compared to the prior-year quarter.  The decline was primarily due to a $66.9 million decrease in net borrowings on long-term debt, partially offset by a reduction of $20.8 million in earn-out payments compared to the prior-year quarter.

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

As of December 29, 2013, we had $205.0 million in borrowings outstanding under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of 1.79% per annum and $12.4 million in standby letters of credit.  Our average effective interest rate on borrowings outstanding at December 29, 2013 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.94%.  At December 29, 2013, we had $447.6 million of available credit under the Revolving Credit Facility, of which $216.5 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities was $19.6 million, of which $6.5 million was issued in currencies other than the U.S. dollar.

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

On September 27, 2013, we entered into Amendment No. 1 (“Amendment No. 1”) to the Amended Credit Agreement to amend the definition of “Consolidated EBITDA” for purposes of the financial covenants contained in the Amended Credit Agreement to add back to Consolidated Net Income for the fiscal quarters ending September 29, 2013, December 29, 2013 and March 30, 2014 (i) up to $34 million in non-recurring charges incurred during the fiscal quarter ended June 30, 2013 in connection with corporate restructurings and (ii) up to $36 million in non-cash charges incurred during the fiscal quarter ended June 30, 2013 in connection with the Four Programs referenced in our Form 8-Ks, filed with the SEC on June 18, 2013 and August 7, 2013, and Form 10-Q for the fiscal quarter ended June 30, 2013.  Amendment No. 1 also provides that Consolidated EBITDA will be calculated without giving effect to the add-backs referenced above for purposes of determining our applicable margin in effect at any time.

At December 29, 2013, we were in compliance with these covenants with a consolidated leverage ratio of 1.48x and a consolidated fixed charge coverage ratio of 3.08x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 29, 2013, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ended September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.9 million has been provided.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At December 29, 2013, we had $12.4 million in standby letters of credit outstanding under our Amended Credit Agreement and $19.6 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.  To date, there have been no material changes in our critical accounting policies as reported in our 2013 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We do not enter into derivative financial instruments for trading or speculation purposes.  In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian dollar (“CAD”).

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At December 29, 2013 we had borrowings outstanding under the Amended Credit Agreement of $205.0 million at a weighted-average interest rate of 1.79%, of which the entire amount was outstanding under the Term Loan Facility.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at December 29, 2013 was 2.94%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the first quarter of fiscal 2014, we recognized foreign currency gains of $0.1 million compared to losses of $0.2 million for the prior-year quarter.  Foreign currency gains and losses were recognized as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first quarters of both fiscal 2014 and 2013, 25.4% of our consolidated revenue was generated by our international business, and such revenue was primarily denominated in CAD.  For the first quarter of fiscal 2014, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $22.1 million compared to a reduction in equity of $5.6 million in the first quarter of fiscal 2013.  These amounts were recognized as an adjustment to equity through other comprehensive income.

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

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 29, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired BPR, a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue through September 2014.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

During late March 2013, the then-president of BPR gave testimony to the Charbonneau Commission, which is investigating possible corruption in the engineering industry in Quebec.  He stated that, during 2007 and 2008, he and other former BPR shareholders paid personal funds to a political party official in exchange for the award of five government contracts.  Further, prior to the testimony, we were not aware of the misconduct.  We have accepted the resignation of BPR’s former president, and are evaluating the impact of these pre-acquisition actions on our business and results of operations.

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

On June 28, 2013, a purported class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  On October 30, 2013, plaintiff filed an amended complaint for the same purported class period making essentially the same allegations.  On November 29, 2013, we filed a motion to dismiss the amended complaint, and on January 17, 2014, the Court granted our motion and dismissed the case without prejudice.

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

Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending.  Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects.  Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves.  If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits and overall financial condition may deteriorate.  Our government clients may face budget deficits that prohibit them from funding new or existing projects.  In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions.  Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices.  Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed.  If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected.  Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

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

Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States and Canada.  For example, in the second quarter of 2013, our revenues were adversely affected by unusually severe flooding in Western Canada that disrupted activities at project sites. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•                  prices, and expectations about future prices, of oil and natural gas;

•                  domestic and foreign supply of and demand for oil and natural gas;

•                  the cost of exploring for, developing, producing and delivering oil and natural gas;

•                  transportation capacity, including but not limited to train transportation capacity and its future regulation;

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

In the first quarter of fiscal 2014, we generated 45.8% of our revenue from contracts with U.S. federal, state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs.  There are several factors that could materially affect our U.S. government contracting business.  These and other factors could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies:

•               the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end, which results in the funding of government operations by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives.  As a result, U.S. government agencies may delay the procurement of services;

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

On December 26, 2013, President Obama signed into law the 2013 Budget Act, which raises the sequestration caps mandated by the Budget Control Act of 2011 for fiscal years 2014 and 2015, and extends the caps into 2022 and 2023.  The 2013 Budget Act therefore eliminates some of the spending cuts required by the sequestration that were scheduled to occur in January 2014 and in 2015.

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

We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act and the U.S. Department of Defense security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer to disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

Our inability to win or renew U.S. government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

U.S. government contracts are awarded through a regulated procurement process.  The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued.  As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments.  In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance.  As a result, pricing pressure may reduce our profit margins on future federal contracts.  The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts.  If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted.  In addition, the U.S. federal government has scaled back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue.  Also, the Budget Control Act of 2011 imposed federal spending cuts mandated across the federal budget in fiscal year 2013 and beyond that have resulted in reductions in the funding for infrastructure, defense and other projects.  Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors.  Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

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

In the first quarter of fiscal 2014, we generated 49.1% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political and economic risks that could harm our business and financial results.

In the first quarter of fiscal 2014, we generated 25.4% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

•                 general economic, political and financial conditions in foreign markets; and

•                 exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

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

The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors.  In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery.  Improper payments are also prohibited under the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act.  Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world.  Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents.  If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence.  We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our Amended Credit Agreement.  Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts.  For example:

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  At December 29, 2013, our goodwill was $719.5 million and other intangible assets were $78.7 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at December 29, 2013, was $1.9 billion, an increase of $3.9 million, or 0.2%, compared to year-end.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  In fiscal 2013, the broad-based decline in our backlog resulted from the volatility of current economic conditions, and increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our results could be adversely affected by an inability to access the revolving credit facility under our Amended Credit Agreement.  Unfavorable financial or economic conditions could impact certain lenders’ willingness or ability to fund our revolving credit facility.  In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

We engage in consulting, engineering, program management, construction management, construction and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time.  In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 15, “Commitments and Contingencies” of the “Notes to Condensed Consolidated Financial Statements” for more information).

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

Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent.  For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal U.S. federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines civil or criminal sanctions and third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements.  A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options and shares of restricted stock, the value of which is dependent on the performance of our stock price.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized our Stock Repurchase Program under which we may currently repurchase up to $100 million of Tetra Tech common stock.  In November 2013, our Board of Directors amended the Stock Repurchase Program, effective on November 18, 2013, to revise the pricing parameters and to extend the program through fiscal 2014.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  From the inception of the Stock Repurchase Program through December 29, 2013, we repurchased through open market purchases a total of 855,200 shares at an average price of $23.39 per share, for a total cost of $20.0 million.  All of these shares were repurchased and settled during the second half of fiscal 2013.  There were no repurchases during the first quarter of fiscal 2014.

Subsequent Event.  Our Board of Directors has authorized the amendment of our stock repurchase program to revise the pricing grids and to commit $30 million of the $100 million authorized buyback to be expended prior to the end of our fiscal year.

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 29, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liability of the section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2014	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)