Form 10-Q
period 2014-03-30
TETRA TECH INC
filed 2014-05-02
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Yes  ☐   No  ☒

As of April 28, 2014, 64,957,358 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	March 30, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$167,225	$129,305
Accounts receivable – net	656,481	660,847
Prepaid expenses and other current assets	52,325	61,446
Income taxes receivable	13,727	20,044
Total current assets	889,758	871,642

Property and equipment – net	80,352	88,026
Investments in and advances to unconsolidated joint ventures	2,494	2,198
Goodwill	709,502	722,792
Intangible assets – net	70,983	86,929
Other long-term assets	23,943	27,505

Total assets	$1,777,032	$1,799,092

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$153,597	$142,813
Accrued compensation	93,511	114,810
Billings in excess of costs on uncompleted contracts	85,970	79,507
Deferred income taxes	19,722	18,170
Current portion of long-term debt	8,532	4,311
Estimated contingent earn-out liabilities	27,265	23,281
Other current liabilities	71,430	100,241
Total current liabilities	460,027	483,133

Deferred income taxes	27,237	30,525
Long-term debt	198,219	203,438
Long-term estimated contingent earn-out liabilities	21,823	58,508
Other long-term liabilities	27,803	24,685

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 30, 2014, and September 29, 2013	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 65,068 and 64,134 shares at March 30, 2014, and September 29, 2013, respectively	650	641
Additional paid-in capital	464,354	443,099
Accumulated other comprehensive income (loss)	(35,449)	1,858
Retained earnings	611,188	552,165
Tetra Tech stockholders’ equity	1,040,743	997,763
Noncontrolling interests	1,180	1,040
Total equity	1,041,923	998,803

Total liabilities and equity	$1,777,032	$1,799,092

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Revenue	$586,285	$641,999	$1,232,133	$1,300,544
Subcontractor costs	(130,300)	(121,052)	(293,158)	(282,399)
Other costs of revenue	(386,913)	(435,827)	(783,442)	(844,822)
Selling, general and administrative expenses	(44,229)	(48,409)	(91,602)	(94,793)
Contingent consideration – fair value adjustments	21,343	956	25,973	946
Operating income	46,186	37,667	89,904	79,476

Interest expense	(2,496)	(2,136)	(4,919)	(3,320)
Income before income tax expense	43,690	35,531	84,985	76,156

Income tax expense	(11,781)	(10,659)	(25,749)	(24,888)

Net income including noncontrolling interests	31,909	24,872	59,236	51,268

Net income attributable to noncontrolling interests	(200)	(52)	(213)	(225)

Net income attributable to Tetra Tech	$31,709	$24,820	$59,023	$51,043

Earnings per share attributable to Tetra Tech:
Basic	$0.49	$0.38	$0.91	$0.79
Diluted	$0.48	$0.38	$0.90	$0.78

Weighted-average common shares outstanding:
Basic	64,835	64,551	64,670	64,376
Diluted	65,710	65,472	65,517	65,208

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Net income including noncontrolling interests	$31,909	$24,872	$59,236	$51,268

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(15,684)	(12,154)	(37,819)	(17,767)
(Loss) gain on cash flow hedge valuations, net of tax	(386)	(28)	439	93
Other comprehensive loss	(16,070)	(12,182)	(37,380)	(17,674)

Comprehensive income including noncontrolling interests	15,839	12,690	21,856	33,594

Net income attributable to noncontrolling interests	(200)	(52)	(213)	(225)
Foreign currency translation adjustments, net of tax	34	20	73	33
Comprehensive income attributable to noncontrolling interests	(166)	(32)	(140)	(192)

Comprehensive income attributable to Tetra Tech	$15,673	$12,658	$21,716	$33,402

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:

Net income including noncontrolling interests	$59,236	$51,268

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,414	29,322
Loss on settlement of foreign currency forward contract	–	270
Equity in earnings of unconsolidated joint ventures	(1,492)	(1,929)
Distributions of earnings from unconsolidated joint ventures	1,064	1,549
Stock-based compensation	5,537	4,840
Excess tax benefits from stock-based compensation	(677)	(866)
Deferred income taxes	(2,658)	4,880
Provision for doubtful accounts	3,634	2,164
Fair value adjustments to contingent consideration	(25,973)	(946)
Loss (gain) on disposal of property and equipment	717	(237)

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	5,550	75,183
Prepaid expenses and other assets	(4,101)	(4,139)
Accounts payable	9,517	(31,180)
Accrued compensation	(21,403)	(33,220)
Billings in excess of costs on uncompleted contracts	6,460	(15,732)
Other liabilities	(15,831)	(6,208)
Income taxes receivable/payable	7,212	(13,001)
Net cash provided by operating activities	56,206	62,018

Cash flows from investing activities:
Capital expenditures	(11,699)	(13,634)
Payments for business acquisitions, net of cash acquired	(10,286)	(168,092)
Payment in settlement of foreign currency forward contract	–	(4,177)
Receipt in settlement of foreign currency forward contract	–	3,907
Changes in restricted cash	–	470
Payment received on note for sale of operation	3,900	–
Proceeds from sale of property and equipment	2,957	962
Net cash used in investing activities	(15,128)	(180,564)

Cash flows from financing activities:
Payments on long-term debt	(459)	(113,978)
Proceeds from borrowings	–	296,098
Payments of earn-out liabilities	(9,337)	(24,015)
Net change in overdrafts	(915)	291
Excess tax benefits from stock-based compensation	677	866
Repurchases of common stock	(6,612)	–
Net proceeds from issuance of common stock	17,529	14,561
Net cash provided by financing activities	883	173,823

Effect of foreign exchange rate changes on cash	(4,041)	(550)

Net increase in cash and cash equivalents	37,920	54,727
Cash and cash equivalents at beginning of period	129,305	104,848
Cash and cash equivalents at end of period	$167,225	$159,575

Supplemental information:
Cash paid during the period for:
Interest	$4,404	$2,494
Income taxes, net of refunds received	$19,973	$31,531

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

These financial statements reflect all normal recurring adjustments that are considered necessary for the fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.  Certain immaterial reclassifications were made to the prior year to conform to current year presentation.

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	March 30, 2014	September 29, 2013
	(in thousands)

Billed	$338,377	$375,149
Unbilled	339,638	306,969
Contract retentions	23,469	23,353
Total accounts receivable – gross	701,484	705,471

Allowance for doubtful accounts	(45,003)	(44,624)
Total accounts receivable – net	$656,481	$660,847

Billings in excess of costs on uncompleted contracts	$85,970	$79,507

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at March 30, 2014 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progresses without obtaining a definitive client agreement. Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs. Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period such as when client agreement is obtained or a claims resolution occurs.

Total accounts receivable at March 30, 2014 and September 29, 2013 include approximately $61 million and $41 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  The increase from the end of fiscal 2013 primarily relates to the impact of cost overruns on an oil and gas project in Western Canada during the second quarter of fiscal 2014, primarily due to changes in scope that are currently in negotiation with the client.  As a result, we revised our estimate of the total costs to complete the project and recorded a charge of $5.3 million in the second quarter of fiscal 2014 to reverse profit recognized in prior periods.  As of March 30, 2014, this project was approximately 90% complete, with remaining estimated costs to complete of approximately $13 million.  In addition, during the second quarter of fiscal 2014, we recorded accounts receivable and revenue of approximately $10 million for this project based upon the portion of change orders that we believe have a technical and legal basis for recovery and are probable of collection. If the actual costs to complete the project exceed our estimates, or we are unable to fully collect the accounts receivable, we could incur further losses.  However, we intend to pursue all options to collect the entire amount of the change orders, which is expected to exceed the revenue recognized on the project.  If we are successful, we could recognize gains on recovery in future periods in our RCM segment.  In addition to new claims, we also regularly evaluate all claim amounts recorded as of the beginning of each period, and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously reliably estimated.  As a result of this assessment, we recognized revenue and an increase to operating income of $3.4 million and $1.1 million for the six months ended March 30, 2014 and March 31, 2013, respectively.

Billed accounts receivable related to U.S. federal government contracts were $68.9 million and $50.5 million at March 30, 2014 and September 29, 2013, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $69.9 million and $79.3 million at March 30, 2014 and September 29, 2013, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 30, 2014 and September 29, 2013.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and cost estimates for each significant contract are reviewed and reassessed quarterly.  Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made.  As a result, we recognized the net unfavorable operating income adjustment of $5.3 million previously described for the three and six months ended March 30, 2014.  No material operating income adjustments were recognized during the three and six months ended March 31, 2013.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of March 30, 2014 and September 29, 2013, we recorded a liability for anticipated losses of $9.2 million and $13.3 million, respectively.  The estimated cost to complete the related contracts as of March 30, 2014 was $41.1 million.  Loss contracts had an immaterial impact on our consolidated results for the three and six months ended March 30, 2014 and March 31, 2013.

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

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill additions related to the fiscal 2013 acquisitions primarily represent the value of workforces with distinct expertise in the solid and hazardous waste, and oil and gas markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in the consolidated financial statements from their respective closing dates.  The purchase price allocations related to acquisitions completed during the second half of fiscal 2013 and the first quarter of fiscal 2014 are preliminary, and subject to adjustment, based on the valuation and final determination of net assets acquired.  We do not believe that any such adjustment will have a material effect on our consolidated results of operations.  None of the acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Estimated contingent earn-out liabilities” and “Long-term estimated contingent earn-out liabilities” on the condensed consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the three and six months ended March 30, 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $21.3 million and $26.0 million, respectively, compared to approximately $1.0 million for both the three and six months ended March 31, 2013.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland.  We recognized a net unfavorable operating income adjustment for Parkland during the second quarter of fiscal 2014.  As a result, we lowered our income projections over the remaining earn-out period and recorded a corresponding reduction of the earn-out liability.  We also determined that this charge, which related to a single project, would not negatively impact Parkland’s longer-term performance or result in goodwill impairment.  However, if our income projections for Parkland were to decline further, this could result in the impairment of a portion of the related goodwill balance of $96.4 million.  In this event, we would also likely have gains in our operating income up to a maximum of the remaining Parkland contingent consideration liability.  Conversely, if Parkland’s performance increases beyond our projections, we could incur future losses in operating income if the resulting contingent consideration earned exceeds the current recorded liability.

At March 30, 2014, there was a total maximum of $78.8 million of outstanding contingent consideration related to completed acquisitions.  Of this amount, $49.1 million was estimated as the fair value and accrued on our condensed consolidated balance sheets.  For the six months ended March 30, 2014, we made $10.6 million of earn-out payments to former owners.  Of this amount, we reported $9.3 million as cash used in financing activities and $1.3 million as cash used in operating activities.  For the six months ended March 31, 2013, we made $24.4 million of earn-out payments to former owners.  Of this amount, we reported $24.0 million as cash used in financing activities and $0.4 million as cash used in operating activities.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 29, 2013	$353,608	$177,579	$191,605	$722,792
Goodwill additions	11,472	–	–	11,472
Foreign exchange impact	(18,167)	(17)	(7,053)	(25,237)
Goodwill adjustments	–	161	314	475
Balance at March 30, 2014	$346,913	$177,723	$184,866	$709,502

Goodwill additions are attributable to an acquisition completed in the first quarter of fiscal 2014.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for ECS were $404.4 million and $411.1 million at March 30, 2014 and September 29, 2013, respectively, excluding $57.5 million of accumulated impairment.

We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable.  We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our last annual review at July 1, 2013, indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.  During this review we identified three operating units (with goodwill totaling $208.3 million as of March 30, 2014) in the ECS segment and two recently acquired reporting units (with goodwill totaling $135.1 million as of March 30, 2014) in the RCM segment with fair values in excess of their carrying values of less than 20%.  The goodwill related to the three reporting units in the ECS segment was adjusted to fair value in the third quarter of fiscal 2013, and a $56.6 million impairment charge was recorded.  The two reporting units in the RCM segment were acquired at fair value in the second quarter of fiscal 2013.  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill.  Based on these assessments as of March 30, 2014, we also determined that all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill as of March 30, 2014 with the same five reporting units having fair value in excess of carrying value of less than 20%. Although we believe that our estimates of fair value for these reporting units are reasonable, if the financial performance for these reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for these reporting units could become impaired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	March 30, 2014			September 29, 2013
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.5	$2,123	$(1,345)	$6,160	$(5,247)
Client relations	4.1	119,364	(51,780)	128,839	(49,189)
Backlog	0.5	11,137	(10,159)	68,968	(64,675)
Technology and trade names	2.5	3,285	(1,642)	4,204	(2,131)
Total		$135,909	$(64,926)	$208,171	$(121,242)

The gross amount and accumulated amortization for acquired identifiable intangible assets decreased due to a write-off of fully amortized assets in the first quarter of fiscal 2014. The recent acquisition added $2.2 million of identifiable intangible assets, partially offset by $2.8 million of foreign currency translation adjustments. Amortization expense for the identifiable intangible assets for the three and six months ended March 30, 2014 was $6.7 million and $15.3 million, respectively, compared to $9.1 million and $14.7 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2014 and succeeding years is as follows:

Amount
(in thousands)

2014	$11,869
2015	19,267
2016	15,444
2017	13,170
2018	6,283
Beyond	4,950
Total	$70,983

5.                                      Property and Equipment

Property and equipment consisted of the following:

	March 30, 2014	September 29, 2013
	(in thousands)

Land and buildings	$5,372	$5,565
Equipment, furniture and fixtures	207,728	210,172
Leasehold improvements	25,088	26,429
Total property and equipment	238,188	242,166
Accumulated depreciation	(157,836)	(154,140)
Property and equipment, net	$80,352	$88,026

The depreciation expense related to property and equipment, including assets under capital leases, was $6.6 million and $13.7 million for the three and six months ended March 30, 2014, respectively, compared to $7.5 million and $14.3 million for the prior-year periods.

6.                                      Stock Repurchase and Dividends

In June 2013, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which we may currently repurchase up to $100 million of our common stock.  In February 2014, our Board of Directors amended the Stock Repurchase Program to authorize the repurchase of up to $30 million of the $100 million Stock Repurchase Program in open market purchases through September 2014, revise the pricing parameters and extend the program through fiscal 2014.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  From the inception of the Stock Repurchase Program through March 30, 2014, we repurchased through open market purchases a total of 1.1 million shares at an average price of $24.61 per share, for a total cost of $26.6 million.

Subsequent Event.  On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 4, 2014 to stockholders of record as of the close of business on May 16, 2014.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended March 30, 2014 was $3.2 million and $5.5 million, respectively, compared to $2.3 million and $4.8 million for the same periods last year.  The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the three months ended March 30, 2014, no stock options were granted and we awarded 125 restricted stock units (“RSUs”) to an employee at the fair value of $28.72 per share on the award date.  For the six months ended March 30, 2014, we granted 354,238 stock options with exercise prices of $28.58 - $28.68 per share and an estimated weighted-average fair value of $9.36 per share.  In addition, we awarded 117,067 shares of restricted stock to our non-employee directors and executive officers at the fair value of $28.58 per share on the award date.  All of these shares are performance-based and vest, if at all, over a three-year period.  The number of shares that ultimately vest is based on the growth in our diluted earnings per share. Additionally, we awarded 224,743 RSUs to our non-employee directors, executive officers and employees at the weighted-average fair value of $28.58 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$31,709	$24,820	$59,023	$51,043

Weighted-average common shares outstanding – basic	64,835	64,551	64,670	64,376
Effect of dilutive stock options and unvested restricted stock	875	921	847	832
Weighted-average common stock outstanding – diluted	65,710	65,472	65,517	65,208

Earnings per share attributable to Tetra Tech:
Basic	$0.49	$0.38	$0.91	$0.79
Diluted	$0.48	$0.38	$0.90	$0.78

For the three and six months ended March 30, 2014, 0.3 million and no options were excluded from the calculation of dilutive potential common shares, respectively, compared to 0.4 million and 0.6 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.             Income Taxes

The effective tax rates for the first half of fiscal 2014 and 2013 were 30.3% and 32.7%, respectively.  At March 30, 2014, undistributed earnings of our foreign subsidiaries, primarily in Canada, in the amount of approximately $31.8 million, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of March 30, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required to determine the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

·                  taxable income in prior carryback years as permitted under the tax law;

·                  future reversals of existing taxable temporary differences;

·                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

·                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ended September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the related business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.6 million had been provided in previous years.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Revenue
ECS	$226,088	$259,194	$460,975	$537,361
TSS	217,295	222,108	437,986	466,032
RCM	164,225	178,499	378,431	336,930
Elimination of inter-segment revenue	(21,323)	(17,802)	(45,259)	(39,779)
Total revenue	$586,285	$641,999	$1,232,133	$1,300,544

Operating Income (loss)
ECS	$11,966	$11,203	$31,972	$30,493
TSS	23,284	22,262	46,104	44,605
RCM	(5,497)	14,094	3,030	21,176
Corporate (1)	16,433	(9,892)	8,798	(16,798)
Total operating income	$46,186	$37,667	$89,904	$79,476

Depreciation
ECS	$2,037	$2,587	$4,213	$5,213
TSS	585	693	1,169	1,475
RCM	3,219	3,433	6,834	6,035
Corporate	737	809	1,491	1,607
Total depreciation	$6,578	$7,522	$13,707	$14,330

(1)                Includes amortization of intangibles, other costs and other income not allocable to segments.

	March 30, 2014	September 29, 2013
	(in thousands)
Total Assets
ECS	$883,135	$912,996
TSS	707,808	673,864
RCM	430,562	435,053
Corporate (1)	(244,473)	(222,821)
Total assets	$1,777,032	$1,799,092

(1)                Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)
Client Sector
International (1)	$181,570	$196,840	$345,504	$364,342
U.S. commercial	147,854	148,296	334,150	321,442
U.S. federal government (2)	178,341	206,297	373,525	433,694
U.S. state and local government	78,520	90,566	178,954	181,066
Total	$586,285	$641,999	$1,232,133	$1,300,544

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.          Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013).  The carrying value of our long-term debt approximated fair value at March 30, 2014 and September 29, 2013.  As of March 30, 2014, we had borrowings of $205.0 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs.

12.          Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and six months ended March 30, 2014 was $3.5 million and $6.2 million, respectively, compared to $3.0 million and $7.0 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at March 30, 2014 and September 29, 2013.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  For both March 30, 2014 and September 29, 2013, cash and cash equivalents maintained by the consolidated joint ventures were $1.2 million.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended March 30, 2014, we reported $0.8 million and $1.5 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $1.3 million and $1.9 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $21.3 million and $18.8 million, respectively, at March 30, 2014, and $24.0 million and $21.8 million, respectively, at September 29, 2013.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two additional interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the balance of the term loan facility.  At March 30, 2014, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was immaterial, all of which we expect to reclassify from accumulated other comprehensive income to interest expense within the next 12 months.

As of March 30, 2014, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$51,250	1.36%	May 2018
51,250	1.34%	May 2018
51,250	1.35%	May 2018
25,625	1.23%	May 2018
25,625	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments are as follows:

	Balance Sheet Location	March 30, 2014	September 29, 2013
		(in thousands)

Interest rate swap agreements	Other current liabilities	$257	$987

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our interest rate swap agreements was immaterial for the first six months of fiscal 2014 and the fiscal year ended September 29, 2013. Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2013 and the first half of fiscal 2014.

14.          Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and six months ended March 30, 2014 and September 29, 2013 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at December 30, 2012	$25,511	$28	$25,539

Other comprehensive (loss) income before reclassifications	(12,134)	166	(11,968)
Amounts reclassified from accumulated other comprehensive income
Foreign exchange contracts, net of tax (1)	—	(194)	(194)
Net current-period other comprehensive loss	(12,134)	(28)	(12,162)

Balances at March 31, 2013	$13,377	$—	$13,377

Balances at December 29, 2013	$(19,756)	$343	$(19,413)

Other comprehensive (loss) income before reclassifications	(15,650)	262	(15,388)
Amounts reclassified from accumulated other comprehensive income
Interest rate contacts, net of tax (2)	—	(648)	(648)
Net current-period other comprehensive loss	(15,650)	(386)	(16,036)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

(1)                          This accumulated other comprehensive component is reclassified in “Interest expense” and foreign exchange expense in “Selling, general and administrative expenses” in our condensed consolidated statements of income.  See Note 13, “Derivative Financial Instruments”, for more information.

(2)                          This accumulated other comprehensive component is reclassified in “Interest expense” in our condensed consolidated statements of income.  See Note 13, “Derivative Financial Instruments”, for more information.

	Six Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 30, 2012	$31,110	$(93)	$31,017

Other comprehensive (loss) income before reclassifications	(17,733)	257	(17,476)
Amounts reclassified from accumulated other comprehensive income
Foreign exchange contracts, net of tax (1)	—	(164)	(164)
Net current-period other comprehensive loss	(17,733)	93	(17,640)

Balances at March 31, 2013	$13,377	$—	$13,377

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive (loss) income before reclassifications	(37,746)	1,570	(36,176)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (2)	—	(1,131)	(1,131)
Net current-period other comprehensive income (loss)	(37,746)	439	(37,307)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

(1)                          This accumulated other comprehensive component is reclassified in “Interest expense” and foreign exchange expense in “Selling, general and administrative expenses” in our condensed consolidated statements of income.  See Note 13, “Derivative Financial Instruments”, for more information.

(2)                          This accumulated other comprehensive component is reclassified in “Interest expense” in our condensed consolidated statements of income.  See Note 13, “Derivative Financial Instruments”, for more information.

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

On June 28, 2013, a purported securities class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  On October 30, 2013, plaintiff filed an amended complaint for the same purported class period making essentially the same allegations.  On November 29, 2013, we filed a motion to dismiss the amended complaint, and on January 17, 2014, the Court granted our motion and dismissed the case without prejudice meaning the plaintiff would be allowed to amend the case and replead. Plaintiff subsequently decided not to amend and on April 24, 2014 the plaintiff voluntarily dismissed the case with prejudice.

Other than the securities class action (which has been terminated) the financial impact to us of the matters discussed above is unknown at this time.

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

In April 2014, the FASB issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Client Sector
International (1)	31.0%	30.7%	28.0%	28.0%
U.S. commercial	25.2	23.1	27.1	24.7
U.S. federal government (2)	30.4	32.1	30.3	33.4
U.S. state and local government	13.4	14.1	14.6	13.9
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Reportable Segment
ECS	38.5%	40.4%	37.4%	41.3%
TSS	37.1	34.6	35.6	35.8
RCM	28.0	27.8	30.7	25.9
Inter-segment elimination	(3.6)	(2.8)	(3.7)	(3.0)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013

Contract Type
Fixed-price	47.7%	41.6%	47.2%	40.7%
Time-and-materials	36.8	41.0	35.6	41.0
Cost-plus	15.5	17.4	17.2	18.3
	100.0%	100.0%	100.0%	100.0%

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

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first half of fiscal 2014 and 2013.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the second quarter of fiscal 2014, our revenue declined 9% compared to the year-ago quarter.  This decline was partially due to foreign exchange rate fluctuations as the U.S. dollar strengthened during the first half of this fiscal year against most of the foreign currencies in which we conduct our international business.  Excluding the impact of foreign exchange, our revenue decreased 6% compared to the second quarter of last year.  The revenue decline also reflects continued weakness in our U.S. federal government, global mining and Eastern Canada businesses.  In addition, our construction activities declined compared to last year due to the wind-down of large state and local transportation projects and abnormally severe winter weather conditions in several areas of the U.S. and Canada that hindered our field activities.

Current economic conditions continue to be volatile, and there is ambiguity as to whether the U.S. or the global economy will grow slowly or modestly.  Concerns over general economic conditions appear to be restraining some business owners from making the significant investment commitments needed to fund future growth.  Strong economic expansion generally benefits our business while a tepid recovery could adversely impact the demand for our services.  It is not possible to predict with certainty whether or when a stronger recovery may occur, or what impact this would have on our business, results of operations, cash flows or financial condition.

International.  Our international business decreased 5.2% in the first half of fiscal 2014 compared to the year-ago period. Foreign exchange rate fluctuations had a significant adverse impact on our international revenue in fiscal 2014.  Excluding the impact of foreign exchange, our international business increased 2.2% compared to the first half of last year.  This growth was driven by increased international oil and gas business in Western Canada, primarily related to the Parkland acquisition in the second quarter of fiscal 2013.  The increase was partially offset by lower results in our Eastern Canada and global mining operations, which were strong in the first half of last year and significantly weakened beginning in the third quarter of fiscal 2013.  Due to the timing of this trend, we anticipate improving year-over-year comparisons beginning in the third quarter of fiscal 2014 based on organic growth in Canada and South America, together with demand for our oil and gas, and industrial water services from our largest clients worldwide.

U.S. Commercial.  Our U.S. commercial business increased 4.0% in the first half of fiscal 2014 compared to the same period last year.  An increase in solid waste management operations, primarily due to the AEG acquisition in the second quarter of fiscal 2013, contributed to this growth.  In addition, we experienced continued growth from services provided for oil and gas clients, which generate relatively high profit margins.  Conversely, we have experienced a slowdown in commercial wind related project opportunities.  We are optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas, as well as by our larger industrial clients.  As such, we expect that our U.S. commercial business will continue to grow in fiscal 2014.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown or pickup in the remainder of fiscal 2014, we would expect our U.S. commercial outlook to change correspondingly.

U.S. Federal Government.  Our U.S. federal government business declined 13.9% in the first half of fiscal 2014 compared to the year-ago period.  This decline resulted from the broad-based slowdown in funding for discretionary U.S. federal government programs.  The slowdown was due to the mandatory federal budget reductions, or sequestrations, that were in place in fiscal 2013, and the two-week federal government shutdown in October 2013.  In addition, during the second quarter of fiscal 2014, many U.S. federal offices in which our employees perform services were closed for several days due to severe weather conditions.  Further, our strategy is to continue to exit select fixed-price construction markets.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  However, increased Congressional debate on government spending and competing political agendas in the U.S. government, have created uncertainty in the spending habits of our clients.  In December 2013, the Murray-Ryan Bipartisan Budget Act of 2013 (“2013 Budget Act”) was signed into law, raising government discretionary spending limits for fiscal years 2014 and 2015.  The direct impact of the 2013 Budget Act on the programs we support is unclear at this point, and we remain cautious regarding the ability to grow our U.S. federal government revenue compared to fiscal 2013.

U.S. State and Local Government.  Our U.S. state and local business decreased 1.2% in the first half of fiscal 2014 compared to the year-ago period.  This stability followed a period of rapid growth in our state and local business, which increased 22.1% in fiscal 2013.  The unusual growth in this sector last year resulted from increased spending on essential priority programs following a period of economic recession.  In addition, we recorded significant revenue from several large transportation projects in fiscal 2013, which are currently winding down.  Many state and local government agencies are experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs, such as those focused on municipal water and solid waste, will progress despite budget pressures as demonstrated by the growth throughout fiscal 2013.  We expect our U.S. state and local government business to decrease during the remainder of fiscal 2014 as a result of the completion of large, non-core transportation projects.  This trend will be partially offset by growth in our core water and environmental services.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 30,	March 31,	Change		March 30,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$586,285	$641,999	$(55,714)	(8.7)%	$1,232,133	$1,300,544	$(68,411)	(5.3)%
Subcontractor costs	(130,300)	(121,052)	(9,248)	(7.6)	(293,158)	(282,399)	(10,759)	(3.8)
Revenue, net of subcontractor costs(1)	455,985	520,947	(64,962)	(12.5)	938,975	1,018,145	(79,170)	(7.8)
Other costs of revenue	(386,913)	(435,827)	48,914	11.2	(783,442)	(844,822)	61,380	7.3
Selling, general and administrative expenses	(44,229)	(48,409)	4,180	8.6	(91,602)	(94,793)	3,191	3.4
Contingent consideration - fair value adjustments	21,343	956	20,387	NM	25,973	946	25,027	NM
Operating income	46,186	37,667	8,519	22.6	89,904	79,476	10,428	13.1
Interest expense	(2,496)	(2,136)	(360)	(16.9)	(4,919)	(3,320)	(1,599)	(48.2)
Income before income tax expense	43,690	35,531	8,159	23.0	84,985	76,156	8,829	11.6
Income tax expense	(11,781)	(10,659)	(1,122)	(10.5)	(25,749)	(24,888)	(861)	(3.5)
Net income including noncontrolling interests	31,909	24,872	7,037	28.3	59,236	51,268	7,968	15.5
Net income attributable to noncontrolling interests	(200)	(52)	(148)	(284.6)	(213)	(225)	12	5.3
Net income attributable to Tetra Tech	$31,709	$24,820	$6,889	27.8	$59,023	$51,043	$7,980	15.6

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

NM = not meaningful

In the second quarter of fiscal 2014, revenue and revenue, net of subcontractor costs, decreased $55.7 million and $65.0 million, respectively, compared to the second quarter of last year.  In the first half of fiscal 2014, revenue and revenue, net of subcontractor costs, decreased $68.4 million and $79.2 million, respectively, compared to the same period last year.  These declines were partially due to foreign exchange rate fluctuations as the U.S. dollar strengthened during the first half of fiscal year 2014 against most of the foreign currencies in which we conduct our international business.  Excluding the impact of foreign exchange, revenue declined by $17.4 million and $27.0 million in the second quarter and first half of fiscal 2014, respectively, compared to the same periods in fiscal 2013.  Our results in fiscal 2014 reflect declines in our Eastern Canada and global mining businesses.  Revenue on a combined basis for these operations, excluding the impact of foreign exchange rate fluctuations, decreased $20.5 million and $50.9 million in the second quarter and first half of fiscal 2014, respectively, compared to the same periods last year.  The revenue decline also reflects quarter-over-quarter decreases of $28.0 million and $24.7 million in revenue and revenue, net of subcontractor costs, respectively, from U.S. federal government programs.  On a year-to-date basis, U.S. federal revenue and revenue, net of subcontractor costs, declined $60.2 million and $47.5 million, respectively.  These declines reflect a broad-based slowdown caused by budgetary constraints that primarily impacted discretionary programs.  They were exacerbated by U.S. federal office closures due to inclement weather in the second quarter of fiscal 2014 and the two-week U.S. federal government shutdown in October 2013.

We continue to experience organic growth in our North American commercial oil and gas business, which has partially offset the declines in revenue.  Further, the Parkland and AEG acquisitions, which focus on oil and gas and solid waste, respectively, completed in the second quarter of fiscal 2013 contributed additional revenue, adjusted for the impact of foreign exchange, of $11.1 million and $65.5 million, respectively, in the second quarter and first half of fiscal 2014 compared to the prior year.  The impact of acquisitions on revenue, net of subcontractor costs, was less than on revenue due to increased subcontractor activity our RCM segment in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Despite the declines in revenue, operating income increased $8.5 million and $10.4 million in the second quarter and first half of fiscal 2014, respectively, compared to the same periods of fiscal 2013.  These increases include net gains related to changes in the estimated fair value of contingent earn-out liabilities.  During the second quarter and first half of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $21.3 million and $26.0 million, respectively, compared to approximately $1.0 million in the second quarter and first half of last year.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland, which reflected lower income projections over the remaining earn-out period.  These gains were substantially offset by the adverse impact of cost overruns on an oil and gas project in Western Canada during the second quarter of fiscal 2014, primarily due to changes in scope that are currently in negotiation with the client.  As a result, operating income from these activities was $16.7 million and $12.8 million lower in the second quarter and the first six months of fiscal 2014, respectively, compared to the same periods last year.  Our operating income in the second quarter and first half of fiscal 2014 included net gains from project-related and legal claims totaling $5.0 million and $2.2 million, respectively.  We had a claim related gain of $1.1 million in the first half of last year, all of which occurred in the first quarter.  The remaining net declines in operating income resulted from lower revenue and project performance, exacerbated by inclement weather conditions, particularly during the second quarter of fiscal 2014.

In the second quarter of fiscal 2014, we recorded $11.8 million of income tax expense, representing an effective tax rate of 27.0%, compared to $10.7 million, representing an effective tax rate of 30.0%, in the second quarter of fiscal 2013.  The lower effective tax rate was primarily due to higher federal deductions and the impact of changes to contingent liabilities, most of which are not taxable.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Six Months Ended
	March 30,	March 31,	Change		March 30,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$226,088	$259,194	$(33,106)	(12.8)%	$460,975	$537,361	$(76,386)	(14.2)%
Subcontractor costs	(29,121)	(33,151)	4,030	12.2	(59,668)	(70,592)	10,924	15.5
Revenue, net of subcontractor costs	$196,967	$226,043	$(29,076)	(12.9)	$401,307	$466,769	$(65,462)	(14.0)

Operating income	$11,966	$11,203	$763	6.8	$31,972	$30,493	$1,479	4.9

Revenue declined $33.1 million and $76.4 million in the second quarter and first half of fiscal 2014, respectively, compared with the same periods last year.  We experienced corresponding declines in revenue, net of subcontractor costs, of $29.1 million in the second quarter and $65.5 million in the first six months of fiscal 2014.  In the first half of fiscal 2014, the U.S. dollar strengthened against many foreign currencies compared to the same period of fiscal 2013.  This fluctuation, particularly related to the Canadian dollar, reduced revenue by $11.3 million and $18.9 million for the second quarter and first half of fiscal 2014, respectively, compared to the same periods of fiscal 2013.  The remainder of the declines resulted primarily from reductions in our Canadian operations that focus on municipal government projects and in our global mining operations.  Excluding the impact of foreign exchange, the aggregate revenue from these activities decreased by $20.5 million and $50.9 million, respectively, for the second quarter and first half of fiscal 2014 compared to the same periods last year.

Despite the decreases in revenue compared to last year, operating income increased $0.8 million and $1.5 million for the second quarter and first half of fiscal 2014, respectively, compared to the same periods last year.  These improved results primarily resulted from a decrease in discretionary spending, as well as the right-sizing actions in our Canadian operations focused on municipal projects and in mining in the third quarter of fiscal 2013.  As a result, profitability improved year-over-year in these operations despite lower revenue.

Technical Support Services

	Three Months Ended				Six Months Ended
	March 30,	March 31,	Change		March 30,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$217,295	$222,108	$(4,813)	(2.2)%	$437,986	$466,032	$(28,046)	(6.0)%
Subcontractor costs	(60,674)	(55,806)	(4,868)	(8.7)	(125,514)	(132,170)	6,656	5.0
Revenue, net of subcontractor costs	$156,621	$166,302	$(9,681)	(5.8)	$312,472	$333,862	$(21,390)	(6.4)

Operating income	$23,284	$22,262	$1,022	4.6	$46,104	$44,605	$1,499	3.4

Revenue and revenue, net of subcontractor costs, declined $4.8 million and $9.7 million in the second quarter of fiscal 2014, respectively, compared to the second quarter of last year.  For the first six months of fiscal 2014, revenue and revenue, net of subcontractor costs, declined $28.0 million and $21.4 million, respectively, compared with the same period of fiscal 2013.  These declines were primarily driven by lower revenue from U.S. federal government programs across several agencies.  Revenue and revenue, net of subcontractor costs, from these programs decreased by $20.8 million and $17.6 million, respectively, for the second quarter of fiscal 2014, and $50.0 million and $38.1 million, respectively, on a year-to-date basis compared to the same periods last year.  The growth in our commercial activities, particularly for oil and gas clients, partially offset the decline in U.S. federal work. Revenue and revenue, net of subcontractor costs, from commercial activities increased by $10.9 million and $6.6 million, respectively, for the second quarter of fiscal 2014, and $21.1 million and $15.6 million, respectively, on a year-to-date basis compared to the same periods last year.

Despite the overall declines in revenue, our operating income increased $1.0 million and $1.5 million for the second quarter and the first half of fiscal 2014, respectively, compared to the same periods of fiscal 2013.  These increases reflect the significantly higher profit margin in our growing oil and gas business, together with a reduction in discretionary overhead costs.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 30,	March 31,	Change		March 30,	March 31,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$164,225	$178,499	$(14,274)	(8.0)%	$378,431	$336,930	$41,501	12.3%
Subcontractor costs	(61,828)	(49,897)	(11,931)	(23.9)	(153,235)	(119,416)	(33,819)	(28.3)
Revenue, net of subcontractor costs	$102,397	$128,602	$(26,205)	(20.4)	$225,196	$217,514	$7,682	3.5

Operating (loss) income	$(5,497)	$14,094	$(19,591)	(139.0)	$3,030	$21,176	$(18,146)	(85.7)

Revenue and revenue, net of subcontractor costs, declined $14.3 million and $26.2 million, respectively, in the second quarter, and increased $41.5 million and $7.7 million in the first half of fiscal 2014, compared with the same periods last year.  The quarterly revenue declines primarily result from lower commercial revenue, driven by adverse weather conditions that delayed our field work, and, to a lesser extent, by a decrease in wind projects.  In addition, our second quarter revenues from U.S. state and local government work declined due to the wind-down of large transportation projects.  Further, foreign exchange rate fluctuations lowered quarterly revenue by $5.9 million.  These factors also adversely affected the year-to-date revenue comparisons.  However, they were more than offset by increases in our commercial solid waste, and international oil and gas businesses, which resulted from acquisitions completed during the second quarter of fiscal 2013.  On a combined basis, acquisitions contributed additional revenue of $125.3 million in the first six months of fiscal 2014 compared to $67.5 million in the prior year period.  These acquisitions had a smaller impact on revenue, net of subcontractor costs, as we subcontracted a significant portion of the oil and gas work in the second quarter of fiscal 2014.

Operating income declined $19.6 million and $18.1 million, respectively, in the second quarter and first half of fiscal 2014 compared to the same periods of fiscal 2013.  These declines were primarily due to cost overruns on a fixed-price construction project in the second quarter of fiscal 2014, caused by the aforementioned changes in scope that are currently in negotiation with the client.  As a result, we revised our estimate of the total costs to complete the project, determined the project would break-even, contingent upon partial recovery from the client, and recorded a charge of $5.3 million in the second quarter of fiscal 2014 to reverse profit recognized in prior periods.  As a result, our second quarter profit on the project was approximately $14 million less than expected, which caused a similar decline in operating income for the related operations compared to the first half of last year.  Additionally, we recognized a gain of $3.4 million in the second quarter of fiscal 2014 based on our updated evaluation of a negotiated claim related to a fixed-price transportation project with a U.S. state government agency.  We had no other claim adjustments in the first half of fiscal 2014.  Operating income for the first half of fiscal 2013 included a gain of $1.1 million from a claim settlement on a U.S. federal government construction project, which was recognized in the first quarter of fiscal 2013.  The remainder of the net decline in operating income was due to project performance, exacerbated by inclement weather conditions, particularly during the second quarter of fiscal 2014.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
	(in thousands)

Net income attributable to Tetra Tech	$31,709	$24,820	$59,023	$51,043
Interest expense	2,496	2,136	4,919	3,320
Depreciation (1)	6,578	7,522	13,707	14,330
Amortization (1)	6,723	9,051	15,305	14,684
Income tax expense	11,781	10,659	25,749	24,888
EBITDA	$59,287	$54,188	$118,703	$108,265

Revenue	$586,285	$641,999	$1,232,133	$1,300,544
Subcontractor costs	(130,300)	(121,052)	(293,158)	(282,399)
Revenue, net of subcontractors costs	$455,985	$520,947	$938,975	$1,018,145

(1) The total of depreciation and amortization expenses is different from the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, repurchases of stock under our Stock Repurchase Program, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended and Restated Credit Agreement (the “Amended Credit Agreement”) will be sufficient to meet our capital requirements for at least the next 12 months.  On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 4, 2014 to stockholders of record as of the close of business on May 16, 2014.

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

As of March 30, 2014, cash and cash equivalents were $167.2 million, an increase of $37.9 million compared to the fiscal year ended September 29, 2013.  The increase was primarily due to net cash provided by operating activities and net proceeds from the issuance of common stock, partially offset by payments for a business acquisition and earn-outs, repurchases of common stock and capital expenditures.

Operating Activities.  For the six-month period, net cash provided by operating activities was $56.2 million, a decrease of $5.8 million compared to the prior-year period.  The decrease was due primarily to a slowdown on the collection of accounts receivable caused by project milestone billing terms, and pending claims on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  The decrease was also attributable to lower earnings, excluding a total of $26.0 million of non-cash fair value adjustments of earn-out liability, and an increase in other liabilities.  The overall decline was partially mitigated by favorable changes in accounts payable, accrued compensation and billings in excess of costs on uncompleted contracts.  Further, a net decrease of $11.6 million in income tax payments compared to the prior-year period also partially offset the decline.

Investing Activities.  For the six-month period, net cash used in investing activities was $15.1 million, a decrease of $165.4 million compared to the prior-year period.  The decrease in cash used resulted from a $157.8 million decrease on net payments for business acquisitions, $3.9 million of cash received on a note for sale of an operation, a $1.9 million decrease in capital expenditures and a $2.0 million increase on proceeds from the sale of property and equipment.

Financing Activities.  For the six-month period, net cash provided by financing activities was $0.9 million, a decrease of $172.9 million compared to the prior-year period.  The decline was primarily due to a $182.6 million decrease in net borrowings on long-term debt, and $6.6 million of common stock repurchases, partially offset by a reduction of $14.7 million in earn-out payments compared to the prior-year period.

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

As of March 30, 2014, we had $205.0 million in borrowings outstanding under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of 1.74% per annum and $12.1 million in standby letters of credit.  Our average effective weighted-average interest rate on borrowings outstanding at March 30, 2014 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.88%.  At March 30, 2014, we had $447.9 million of available credit under the Revolving Credit Facility, of which $201.1 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53.0 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities was $31.9 million, of which $6.5 million was issued in currencies other than the U.S. dollar.

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

At March 30, 2014, we were in compliance with these covenants with a consolidated leverage ratio of 1.46x and a consolidated fixed charge coverage ratio of 2.93x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of March 30, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

·                  taxable income in prior carryback years as permitted under the tax law;

·                  future reversals of existing taxable temporary differences;

·                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

·                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.6 million had been provided in previous years.

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

The following is a summary of our off-balance sheet arrangements:

·                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At March 30, 2014, we had $12.1 million in standby letters of credit outstanding under our Amended Credit Agreement and $19.8 million in standby letters of credit outstanding under our additional letter of credit facilities.

·                  From time to time, we provide guarantees and indemnifications related to our services.  If our services under a guaranteed or indemnified project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies.  When sufficient information about claims on guaranteed or indemnified projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guaranteed losses.

·                  In the ordinary course of business, we enter into various agreements as part of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts where we are jointly and severally liable.  We enter into these agreements primarily to support the project execution commitments of these entities.  The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts.  However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated.  For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract.  Remaining billable amounts could be greater or less than the cost to complete.  In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

·                  In the ordinary course of business, our clients may request that we obtain surety bonds in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets.  We are obligated to reimburse the issuer of our surety bonds for any payments made thereunder.  Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At March 30, 2014 we had borrowings outstanding under the Amended Credit Agreement of $205 million at a weighted-average interest rate of 1.74%, of which the entire amount was outstanding under the Term Loan Facility.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.2 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at March 30, 2014 was 2.88%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and six months ended March 30, 2014, we recognized foreign currency gains of $0.2 million and $0.3 million, respectively, compared to losses of $0.1 million and gain of $0.1 million for the prior-year quarter.  Foreign currency gains and losses were recognized as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For both of the first half of fiscal 2014 and 2013, 28.0% of our consolidated revenue was generated by our international business, and such revenue was primarily denominated in CAD.  For the first half of fiscal 2014, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $37.8 million compared to a reduction in equity of $17.8 million in the first half of fiscal 2013.  These amounts were recognized as an adjustment to equity through other comprehensive income.

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

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2013, a purported securities class action lawsuit was filed against Tetra Tech and two of our officers in United States District Court for the Central District of California.  The action was purportedly brought on behalf of purchasers of our publicly traded securities between May 3, 2012 and June 18, 2013.  The complaint alleges generally that we and those officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and related rules because we allegedly failed to take unspecified, “necessary” charges to our accounts receivables and earnings during the class period.  In addition, the complaint alleges that the financial guidance we offered during the class period was intentionally or recklessly false and misleading.  The complaint alleges unspecified damages based on the decline in the market price of our shares following the issuance of revised guidance on June 18, 2013.  On October 30, 2013, plaintiff filed an amended complaint for the same purported class period making essentially the same allegations.  On November 29, 2013, we filed a motion to dismiss the amended complaint, and on January 17, 2014, the Court granted our motion and dismissed the case without prejudice meaning the plaintiff would be allowed to amend the case and replead. Plaintiff subsequently decided not to amend and on April 24, 2014 the plaintiff voluntarily dismissed the case with prejudice.

Other than the securities class action (which has been terminated) the financial impact to us of the matters discussed above is unknown at this time.

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

Our annual revenue, expenses and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment.  These factors include:

·                  general economic or political conditions;

·                  unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

·                  contract negotiations on change orders, requests for equitable adjustment, and collections of related billed and unbilled accounts receivable;

·                  seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our commercial sector clients, and weather conditions;

·                  budget constraints experienced by our U.S. federal, state and local government clients;

·                  integration of acquired companies;

·                  changes in contingent consideration related to acquisition earn-outs;

·                  divestiture or discontinuance of operating units;

·                  employee hiring, utilization and turnover rates;

·                  loss of key employees;

·                  the number and significance of client contracts commenced and completed during a quarter;

·                  creditworthiness and solvency of clients;

·                  the ability of our clients to terminate contracts without penalties;

·                  delays incurred in connection with a contract;

·                  the size, scope and payment terms of contracts;

·                  the timing of expenses incurred for corporate initiatives;

·                  reductions in the prices of services offered by our competitors;

·                  threatened or pending litigation;

·                  legislative and regulatory enforcement policy changes that may affect demand for our services;

·                  the impairment of goodwill or identifiable intangible assets;

·                  the fluctuation of a foreign currency exchange rate;

·                  stock-based compensation expense;

·                actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;

·                  success in executing our strategy and operating plans;

·                  changes in tax laws or regulations or accounting rules;

·                  results of income tax examinations;

·                  the timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;

·                  speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock; and

·                  continued volatility in the financial markets.

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

Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop, produce and transport oil and natural gas in the United States and Canada.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

·                  prices, and expectations about future prices, of oil and natural gas;

·                  domestic and foreign supply of and demand for oil and natural gas;

·                  the cost of exploring for, developing, producing and delivering oil and natural gas;

·                  transportation capacity, including but not limited to train transportation capacity and its future regulation;

·                  available pipeline, storage and other transportation capacity;

·                  availability of qualified personnel and lead times associated with acquiring equipment and products;

·                  federal, state and local regulation of oilfield activities;

·                  environmental concerns regarding the methods our customers use to produce hydrocarbons;

·                  the availability of water resources and the cost of disposal and recycling services; and

·                  seasonal limitations on access to work locations.

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

In the second quarter of fiscal 2014, we generated 43.8% of our revenue from contracts with U.S. federal, state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs.  There are several factors that could materially affect our U.S. government contracting business.  These and other factors could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies:

·                the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end, which results in the funding of government operations by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives.  As a result, U.S. government agencies may delay the procurement of services;

·                  changes in and delays or cancellations of government programs, requirements or appropriations;

·                  budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

·                  re-competes of government contracts;

·                  the timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;

·                  curtailment in the use of government contracting firms;

·                  delays associated with insufficient numbers of government staff to oversee contracts;

·                  the increasing preference by government agencies for contracting with small and disadvantaged businesses;

·                  competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;

·                the adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;

·                  unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits, or other events that may impair our relationship with the federal, state or local governments;

·                  a dispute with or improper activity by any of our subcontractors; and

·                  general economic or political conditions.

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

In the second quarter of fiscal 2014, we generated 51.2% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political and economic risks that could harm our business and financial results.

In the second quarter of fiscal 2014, we generated 31.0% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

·                  potential non-compliance with a wide variety of laws and regulations, including anti-corruption and anti-boycott rules, trade and export control regulations, and other international regulations;

·                  lack of developed legal systems to enforce contractual rights;

·                  greater risk of uncollectible accounts and longer collection cycles;

·                  currency exchange rate fluctuations, devaluations and other conversion restrictions;

·                  uncertain and changing tax rules, regulations and rates;

·                  the potential for civil unrest, acts of terrorism and greater physical security risks, which may cause us to leave a country quickly;

·                  logistical and communication challenges;

·                  imposition of governmental controls and potentially adverse changes in laws and regulatory practices, including tariffs and taxes;

·                  changes in labor conditions;

·                  general economic, political and financial conditions in foreign markets; and

·                  exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

For example, an ongoing government investigation into political corruption in Quebec has contributed to the slow-down in procurements and business activity in that province, which has adversely affected our business.  The Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies (including cities, towns, municipalities and the provincial government) be certified by a Quebec regulatory authority as deserving the trust of the public for contracts over a specified size.  Our failure to obtain certification could adversely affect our business.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements.  These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities.  For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

·                 the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims including related unbilled accounts receivable;

·                  unbilled accounts receivable including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government.  These amounts are recorded only when they can be reliably estimated and realization is probable;

·                  provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others;

·                  provisions for income taxes, R&E credits, valuation allowances and unrecognized tax benefits;

·                  value of goodwill and recoverability of other intangible assets;

·                  valuations of assets acquired and liabilities assumed in connection with business combinations;

·                  valuation of contingent earn-out liabilities recorded in connection with business combinations;

·                  valuation of employee benefit plans;

·                  valuation of stock-based compensation expense; and

·                  accruals for estimated liabilities, including litigation and insurance reserves.

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability.  The rate at which we utilize our workforce is affected by a number of factors, including:

·                  our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

·                  our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

·                  our ability to manage attrition;

·                  our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and

·                  our ability to match the skill sets of our employees to the needs of the marketplace.

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

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence.  We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our Amended Credit Agreement.  Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts.  For example:

·                  we may not be able to identify suitable acquisition candidates or to acquire additional companies on acceptable terms;

·                  we are pursuing international acquisitions, which inherently pose more risk than domestic acquisitions;

·      we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

·      we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

·                  we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

·                  acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

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

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration.  Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.  The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations.  In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline.  The difficulties of integrating an acquisition include, among others:

·                  issues in integrating information, communications and other systems;

·                  incompatibility of logistics, marketing and administration methods;

·                  maintaining employee morale and retaining key employees;

·                  integrating the business cultures of both companies;

·                  preserving important strategic client relationships;

·                  consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

·                  coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.  These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may cause us to:

·                  issue common stock that would dilute our current stockholders’ ownership percentage;

·                  use a substantial portion of our cash resources;

·      increase our interest expense, leverage and debt service requirements (if we incur additional debt to pay for an acquisition);

·      assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners.  Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

·      record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

·      experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

·                  incur amortization expenses related to certain intangible assets;

·                  lose existing or potential contracts as a result of conflict of interest issues;

·                  incur large and immediate write-offs; or

·                  become subject to litigation.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  At March 30, 2014, our goodwill was $709.5 million and other intangible assets were $71.0 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at March 30, 2014, was $1.8 billion, a decrease of $92.3 million, or 4.8%, compared to year-end.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  In fiscal 2013, the broad-based decline in our backlog resulted from the volatility of current economic conditions, and increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our Amended Credit Agreement limits or restricts our ability to, among other things:

·                  incur additional indebtedness;

·                  create liens securing debt or other encumbrances on our assets;

·                  make loans or advances;

·                  pay dividends or make distributions to our stockholders;

·                  purchase or redeem our stock;

·                  repay indebtedness that is junior to indebtedness under our credit agreement;

·                  acquire the assets of, or merge or consolidate with, other companies; and

·                  sell, lease or otherwise dispose of assets.

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

In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price.  Our common stock has previously experienced substantial price volatility.  In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies.  The overall market and the price of our common stock may fluctuate greatly.  The trading price of our common stock may be significantly affected by various factors, including:

·      quarter-to-quarter variations in our financial results, including revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition;

·                  our announcements or our competitors’ announcements of significant events, including acquisitions;

·                  resolution of threatened or pending litigation;

·                  changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

·                  investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

·                  changes in environmental legislation;

·                  investors’ perceptions of our performance of services in countries in which the U.S. military is engaged, including Afghanistan;

·                  broader market fluctuations; and

·                  general economic or political conditions.

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

Item 2.                                                       Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized our Stock Repurchase Program under which we may currently repurchase up to $100 million of our common stock.  In February 2014, our Board of Directors amended the Stock Repurchase Program to authorize the repurchase of up to $30 million of the $100 million Stock Repurchase Program in open market purchases through September 2014, revise the pricing parameters and to extend the program through fiscal 2014.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  From the inception of the Stock Repurchase Program through March 30, 2014, we repurchased through open market purchases a total of 1.1 million shares at an average price of $24.61 per share, for a total cost of $26.6 million.

A summary of the repurchase activity for the six months ended March 30, 2014 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (2)

September 30, 2013 – October 27, 2013	—	$—	—	$80,000,000
October 28, 2013 – November 24 2013	—	—	—	80,000,000
November 25, 2013 – December 29, 2013	—	—	—	80,000,000
December 30, 2013 – January 26, 2014	—	—	—	80,000,000
January 27, 2014 – February 23, 2014	70,700	28.57	70,700	77,980,119
February 24, 2014 – March 30, 2014	155,300	29.57	155,300	73,388,335

(1)

We purchased approximately 855,000 additional shares in fiscal 2013 that were previously issued pursuant to awards issued under our stock-based compensation plans. These plans allow our employees to surrender shares of our common stock as payment toward the exercise cost and tax withholding obligations associated with the exercise of stock options or the vesting of restricted stock.

(2)

We may currently repurchase up to $100 million of our common stock under the Stock Repurchase Program, which was publicly announced in June 2013. The Stock Repurchase Program will currently expire at the earliest of (i) the close of business on September 28, 2014, (ii) any optional termination date, (iii) the date on which any required termination notice is received by our broker, (iv) the close of business on the date that the maximum $100 million of common stock has been purchased, or (v) the date that our broker becomes aware of the commencement or impending commencement of any voluntary or involuntary proceedings relating to our bankruptcy or insolvency.

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

31.1                        Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2                        Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1                        Certification of Chief Executive Officer pursuant to Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to Section 1350.

95                                  Mine Safety Disclosure.

101        The following financial information from our Quarterly Report on Form 10-Q, for the period ended March 30, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

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

Dated: May 2, 2014	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)