Form 10-Q
period 2014-06-29
TETRA TECH INC
filed 2014-08-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Yes  ☐   No  ☒

As of July 28, 2014, 64,243,795 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	June 29, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$188,872	$129,305
Accounts receivable – net	674,447	660,847
Prepaid expenses and other current assets	49,939	61,446
Income taxes receivable	17,570	20,044
Total current assets	930,828	871,642

Property and equipment – net	78,208	88,026
Investments in and advances to unconsolidated joint ventures	1,938	2,198
Goodwill	722,583	722,792
Intangible assets – net	66,115	86,929
Other long-term assets	24,548	27,505

Total assets	$1,824,220	$1,799,092

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$173,024	$142,813
Accrued compensation	115,730	114,810
Billings in excess of costs on uncompleted contracts	79,160	79,507
Deferred income taxes	25,120	18,170
Current portion of long-term debt	8,441	4,311
Estimated contingent earn-out liabilities	8,673	23,281
Other current liabilities	68,031	100,241
Total current liabilities	478,179	483,133

Deferred income taxes	26,480	30,525
Long-term debt	195,501	203,438
Long-term estimated contingent earn-out liabilities	22,830	58,508
Other long-term liabilities	35,069	24,685

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 29, 2014, and September 29, 2013	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 64,348 and 64,134 shares at June 29, 2014, and September 29, 2013, respectively	643	641
Additional paid-in capital	447,864	443,099
Accumulated other comprehensive (loss) income	(16,588)	1,858
Retained earnings	633,339	552,165
Tetra Tech stockholders’ equity	1,065,258	997,763
Noncontrolling interests	903	1,040
Total equity	1,066,161	998,803

Total liabilities and equity	$1,824,220	$1,799,092

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Operations

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue	$629,502	$614,835	$1,861,635	$1,915,379
Subcontractor costs	(170,746)	(139,693)	(463,904)	(422,092)
Other costs of revenue	(381,319)	(469,398)	(1,164,761)	(1,314,219)
Selling, general and administrative expense	(47,175)	(56,744)	(138,778)	(151,539)
Contingent consideration – fair value adjustments	8,905	7,716	34,878	8,662
Impairment of goodwill	–	(56,600)	–	(56,600)
Operating income (loss)	39,167	(99,884)	129,070	(20,409)

Interest expense	(2,454)	(2,010)	(7,373)	(5,330)
Income (loss) before income tax (expense) benefit	36,713	(101,894)	121,697	(25,739)

Income tax (expense) benefit	(10,002)	23,779	(35,751)	(1,108)

Net income (loss) including noncontrolling interests	26,711	(78,115)	85,946	(26,847)

Net income attributable to noncontrolling interests	(54)	(270)	(266)	(495)

Net income (loss) attributable to Tetra Tech	$26,657	$(78,385)	85,680	$(27,342)

Net income (loss) per share attributable to Tetra Tech:
Basic	$0.41	$(1.21)	1.32	$(0.42)
Diluted	$0.41	$(1.21)	1.31	$(0.42)

Weighted-average common shares outstanding:
Basic	64,566	64,832	64,683	64,554
Diluted	65,302	64,832	65,493	64,554

Cash dividends paid per share	$0.07	$–	$0.07	$–

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Net income (loss) including noncontrolling interests	$26,711	$(78,115)	$85,946	$(26,847)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	19,177	(22,430)	(18,642)	(40,197)
(Loss) gain on cash flow hedge valuations, net of tax	(645)	–	(206)	93
Other comprehensive income (loss)	18,532	(22,430)	(18,848)	(40,104)

Comprehensive income (loss) including noncontrolling interests	45,243	(100,545)	67,098	(66,951)

Net income attributable to noncontrolling interests	(54)	(270)	(266)	(495)
Foreign currency translation adjustments attributable to noncontrolling interests, net of tax	330	33	403	66
Comprehensive income (loss) attributable to noncontrolling interests	276	(237)	137	(429)

Comprehensive income (loss) attributable to Tetra Tech	$45,519	$(100,782)	$67,235	$(67,380)

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:

Net income (loss) including noncontrolling interests	$85,946	$(26,847)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	42,147	47,148
Loss on settlement of foreign currency forward contract	–	270
Equity in earnings of unconsolidated joint ventures	(1,929)	(2,495)
Distributions of earnings from unconsolidated joint ventures	2,145	2,868
Stock-based compensation	8,329	7,628
Excess tax benefits from stock-based compensation	(692)	(875)
Deferred income taxes	2,040	(27,005)
Provision for doubtful accounts	384	12,125
Fair value adjustments to contingent consideration	(34,878)	(8,662)
Loss (gain) on disposal of property and equipment	66	(142)
Lease termination costs and related asset impairment	–	6,463
Impairment of goodwill	–	56,600

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,166)	117,687
Prepaid expenses and other assets	(3,738)	7,435
Accounts payable	28,944	(43,911)
Accrued compensation	817	(12,458)
Billings in excess of costs on uncompleted contracts	(351)	(10,986)
Other liabilities	(16,437)	5,569
Income taxes receivable/payable	10,670	(15,144)
Net cash provided by operating activities	114,297	115,268

Cash flows from investing activities:
Capital expenditures	(14,879)	(20,533)
Payments for business acquisitions, net of cash acquired	(10,695)	(168,660)
Payment in settlement of foreign currency forward contract	–	(4,177)
Receipt in settlement of foreign currency forward contract	–	3,907
Changes in restricted cash	–	470
Payment received on note for sale of operation	3,900	–
Proceeds from sale of property and equipment	3,740	1,763
Net cash used in investing activities	(17,934)	(187,230)

Cash flows from financing activities:
Payments on long-term debt	(3,641)	(167,185)
Proceeds from borrowings	–	296,098
Payments of earn-out liabilities	(18,662)	(24,015)
Payments of debt issuance costs	–	(1,938)
Net change in overdrafts	(915)	291
Excess tax benefits from stock-based compensation	692	875
Repurchases of common stock	(26,088)	(4,147)
Dividends paid	(4,506)	–
Net proceeds from exercise of stock options	18,310	15,697
Net cash (used in) provided by financing activities	(34,810)	115,676

Effect of foreign exchange rate changes on cash	(1,986)	(2,227)

Net increase in cash and cash equivalents	59,567	41,487
Cash and cash equivalents at beginning of period	129,305	104,848
Cash and cash equivalents at end of period	$188,872	$146,335

Supplemental information:
Cash paid during the period for:
Interest	$6,181	$3,801
Income taxes, net of refunds of $12,122 and $4,646	$22,109	$34,913

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

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	June 29, 2014	September 29, 2013
	(in thousands)

Billed	$307,905	$375,149
Unbilled	381,429	306,969
Contract retentions	25,885	23,353
Total accounts receivable – gross	715,219	705,471

Allowance for doubtful accounts	(40,772)	(44,624)
Total accounts receivable – net	$674,447	$660,847

Billings in excess of costs on uncompleted contracts	$79,160	$79,507

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at June 29, 2014 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

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

Total accounts receivable at June 29, 2014 and September 29, 2013 include approximately $86 million and $41 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  The increase from the end of fiscal 2013 includes the impact of changes in scope on an oil and gas project in Western Canada in fiscal 2014 that is currently in negotiation with the client.  The remainder of the increase in claims primarily related to revenue recognized as progress continued on projects with claims that were in process at the end of fiscal 2013.  We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  As a result of this assessment, we recognized revenue and an increase to operating income of $3.4 million for the second quarter and first nine months of fiscal 2014.  We recognized net losses of approximately $17 million and $17 million related to the evaluation of collectability of claims during the third quarter and first nine months of fiscal 2013, respectively.

Billed accounts receivable related to U.S. federal government contracts were $59.5 million and $50.5 million at June 29, 2014 and September 29, 2013, respectively.  U.S. federal government unbilled receivables, net of progress payments, were $81.0 million and $79.3 million at June 29, 2014 and September 29, 2013, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 29, 2014 and September 29, 2013.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and cost estimates for each significant contract are reviewed and reassessed quarterly. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized the net unfavorable operating income adjustments of $5.0 million and $10.3 million during the third quarter and the first nine months of fiscal 2014, respectively. No material operating income adjustments were recognized during the three and nine months ended June 30, 2013 due to updated cost to complete estimates. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of June 29, 2014 and September 29, 2013, we recorded a liability for anticipated losses of $10.4 million and $13.3 million, respectively. The estimated cost to complete the related contracts as of June 29, 2014 was $37.2 million.

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

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill additions related to the fiscal 2013 acquisitions primarily represent the value of workforces with distinct expertise in the solid and hazardous waste, and oil and gas markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in the consolidated financial statements from their respective closing dates.  The purchase price allocations related to acquisitions completed during the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014 are preliminary, and subject to adjustment, based on the valuation and final determination of net assets acquired.  We do not believe that any such adjustment will have a material effect on our consolidated results of operations.  None of the acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the three and nine months ended June 29, 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $8.9 million and $34.9 million, respectively, compared with net gains of $7.7 million and $8.7 million, respectively, in the same periods last year.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for AEG in the third quarter and Parkland in the second quarter.  Adverse weather conditions during the second and third quarter of fiscal 2014 hindered AEG’s ability to complete construction field work.  We recognized a net unfavorable operating income adjustment for Parkland related to a single project during the second quarter of fiscal 2014.  As a result, we lowered our income projections over the remaining earn-out periods and recorded corresponding reductions of the earn-out liabilities for AEG and Parkland.  We also determined that these lower income projections were the result of temporary events, and would not negatively impact AEG and Parkland’s longer-term performance or result in goodwill impairment.  However, if our income projections for AEG and Parkland were to decline further, this could result in the impairment of a portion of the combined related goodwill balance of approximately $139 million.  In this event, we would also likely have gains in our operating income up to a maximum of the remaining related contingent consideration liabilities.  Conversely, if AEG or Parkland’s performance increases beyond our projections, we could incur future losses in operating income if the resulting contingent consideration earned exceeds the current recorded liability.

At June 29, 2014, there was a total maximum of $68.3 million of outstanding contingent consideration related to completed acquisitions.  Of this amount, $31.5 million was estimated as the fair value and accrued on our condensed consolidated balance sheets.  For the nine months ended June 29, 2014, we made $20.6 million of earn-out payments to former owners.  Of this amount, we reported $18.7 million as cash used in financing activities and $1.9 million as cash used in operating activities.  For the nine months ended June 30, 2013, we made $24.4 million of earn-out payments to former owners.  Of this amount, we reported $24.0 million as cash used in financing activities and $0.4 million as cash used in operating activities.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)

Balance at September 29, 2013	$353,608	$177,579	$191,605	$722,792
Goodwill additions	11,472	–	–	11,472
Foreign exchange impact	(8,725)	51	(3,482)	(12,156)
Goodwill adjustments	–	161	314	475
Balance at June 29, 2014	$356,355	$177,791	$188,437	$722,583

Goodwill additions are attributable to an acquisition completed in the first quarter of fiscal 2014.  Substantially all of the goodwill additions are not deductible for income tax purposes.  The foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for ECS were $413.9 million and $411.1 million at June 29, 2014 and September 29, 2013, respectively, excluding $57.5 million of accumulated impairment.

We test our goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review at July 1, 2013, indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. During this review we identified three operating units (with goodwill totaling $214.0 million as of June 29, 2014) in the ECS segment and two recently acquired reporting units (with goodwill totaling $138.7 million as of June 29, 2014) in the RCM segment with fair values in excess of their carrying values of less than 20%. The goodwill related to the three reporting units in the ECS segment was adjusted to fair value in the third quarter of fiscal 2013, and a $56.6 million impairment charge was recorded. The two reporting units in the RCM segment were acquired at fair value in the second quarter of fiscal 2013. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. Based on these assessments as of June 29, 2014, we also determined that all of our reporting units had estimated fair values in excess of their carrying values, including goodwill as of June 29, 2014. However, four of the five aforementioned reporting units had fair value in excess of carrying value of less than 20%. Although we believe that our estimates of fair value for these reporting units are reasonable, if the financial performance for these reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for these reporting units could become impaired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	June 29, 2014			September 29, 2013
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	2.3	$2,150	$(1,456)	$6,160	$(5,247)
Client relations	4.0	121,612	(58,214)	128,839	(49,189)
Backlog	0.4	1,459	(927)	68,968	(64,675)
Technology and trade names	2.3	3,300	(1,809)	4,204	(2,131)
Total		$128,521	$(62,406)	$208,171	$(121,242)

The gross amount and accumulated amortization for acquired identifiable intangible assets decreased due to the full amortization of assets in fiscal 2014.  The fiscal 2014 acquisition added $2.2 million of identifiable intangible assets.  Amortization expense for the identifiable intangible assets for the three and nine months ended June 29, 2014 was $6.1 million and $21.4 million, respectively, compared to $9.6 million and $24.2 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2014 and succeeding years is as follows:

Amount
(in thousands)

2014	$5,988
2015	19,688
2016	15,742
2017	13,426
2018	6,312
Beyond	4,959
Total	$66,115

5.                                      Property and Equipment

Property and equipment consisted of the following:

	June 29, 2014	September 29, 2013
	(in thousands)

Land and buildings	$5,429	$5,565
Equipment, furniture and fixtures	211,264	210,172
Leasehold improvements	25,823	26,429
Total property and equipment	242,516	242,166
Accumulated depreciation	(164,308)	(154,140)
Property and equipment, net	$78,208	$88,026

The depreciation expense related to property and equipment, including assets under capital leases, was $6.5 million and $20.2 million for the three and nine months ended June 29, 2014, respectively, compared to $8.1 million and $22.4 million for the prior-year periods.

6.                                      Stock Repurchase and Dividends

In June 2013, our Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) under which we may currently repurchase up to $100 million of our common stock.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  From the inception of the Stock Repurchase Program through June 29, 2014, we repurchased through open market purchases a total of 1.8 million shares at an average price of $25.50 per share, for a total cost of $46.6 million.

On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 4, 2014 to stockholders of record as of the close of business on May 16, 2014.  We paid $4.5 million of cash dividends for the three months ended June 29, 2014.

Subsequent Events.  On July 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 5, 2014 to stockholders of record as of the close of business on August 15, 2014.  Further, on July 28, 2014, the Board of Directors amended the Stock Repurchase Program to authorize the repurchase of the remaining amount in the $100 million Stock Repurchase Program in open market purchases through September 2014 without regard to pricing parameters.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 29, 2014 was $2.8 million and $8.3 million, respectively, compared to $2.8 million and $7.6 million for the same periods last year. The majority of these amounts was included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of operations. In the three months ended June 29, 2014, no stock options were granted. For the nine months ended June 29, 2014, we granted 354,238 stock options with exercise prices of $28.58 - $28.68 per share and an estimated weighted-average fair value of $9.36 per share. In addition, we awarded 117,067 shares of restricted stock to our non-employee directors and executive officers at the fair value of $28.58 per share on the award date. All of these shares are performance-based and vest, if at all, over a three-year period. The number of shares that ultimately vest is based on the growth in our diluted earnings per share. Additionally, we awarded 224,743 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the weighted-average fair value of $28.58 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands, except per share data)

Net income (loss) attributable to Tetra Tech	$26,657	$(78,385)	$85,680	$(27,342)

Weighted-average common shares outstanding – basic	64,566	64,832	64,683	64,554
Effect of dilutive stock options and unvested restricted stock	736	–	810	–
Weighted-average common stock outstanding – diluted	65,302	64,832	65,493	64,554

Earnings (loss) per share attributable to Tetra Tech:
Basic	$0.41	$(1.21)	$1.32	$(0.42)
Diluted	$0.41	$(1.21)	$1.31	$(0.42)

For the three and nine months ended June 29, 2014, 0.7 million and no options were excluded from the calculation of dilutive potential common shares, respectively.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.  The computation of diluted loss per share for the three and nine months ended June 30, 2013 excluded 0.7 million and 0.8 million of potential common shares due to their anti-dilutive effect.

9.                                      Income Taxes

The effective tax rates for the first nine months of fiscal 2014 and 2013 were 29.4% and (4.3%), respectively. The fiscal 2014 effective rate reflects $26.2 million of gains related to the updated valuation of contingent consideration liabilities that were not taxable. The negative effective tax rate of 4.3% resulted primarily from the approximately $35 million goodwill impairment charge taken during the third quarter of fiscal 2013 that was not deductible for tax purposes. At June 29, 2014, undistributed earnings of our foreign subsidiaries, primarily in Canada, in the amount of approximately $43.3 million, are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 29, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required to determine the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the related business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.8 million had been provided in previous years.

In the third quarter of fiscal 2014, we received notification from the Internal Revenue Service that our appeals settlement in connection with three issues, research and experimentation tax credit (“R&E credit”), domestic production activities deduction, and meals and entertainment expenses, was approved for fiscal years 2005 through 2007.  The settlement of these issues, including interest, resulted in a cash refund of $6.3 million, which was received in the third quarter of fiscal 2014.  The settlement did not have a material impact on our financial statements as the amount received was consistent with the amount previously recognized in the financial statements.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Revenue
ECS	$246,977	$251,239	$707,952	$788,600
TSS	236,056	221,198	674,042	687,230
RCM	171,518	162,560	549,949	499,491
Elimination of inter-segment revenue	(25,049)	(20,162)	(70,308)	(59,942)
Total revenue	$629,502	$614,835	$1,861,635	$1,915,379

Operating Income (loss)
ECS	$18,351	$(7,700)	$50,322	$22,793
TSS	22,867	5,118	68,971	49,723
RCM	(2,194)	(35,285)	836	(14,109)
Corporate (1)	143	(62,017)	8,941	(78,816)
Total operating income (loss)	$39,167	$(99,884)	$129,070	$(20,409)

Depreciation
ECS	$1,737	$2,941	$5,950	$8,154
TSS	577	723	1,746	2,198
RCM	3,300	3,700	10,134	9,735
Corporate	840	726	2,330	2,333
Total depreciation	$6,454	$8,090	$20,160	$22,420

(1)        Includes goodwill impairment charge, amortization of intangibles, other costs and other income not allocable to segments. The goodwill impairment charge of $56.6 million for the three and nine-month periods of fiscal 2013 was recorded at Corporate.  The intangible asset amortization expense for the three and nine-month periods of fiscal 2014 was $6.1 million and $21.4 million, respectively, compared to $9.6 million and $24.2 million for the same periods last year.

	June 29, 2014	September 29, 2013
	(in thousands)
Total Assets
ECS	$931,810	$912,996
TSS	742,047	673,864
RCM	432,203	435,053
Corporate (1)	(281,840)	(222,821)
Total assets	$1,824,220	$1,799,092

(1)                Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Client Sector
International (1)	$141,553	$158,579	$487,056	$522,921
U.S. commercial	183,757	167,280	517,907	488,722
U.S. federal government (2)	202,905	187,983	576,431	621,677
U.S. state and local government	101,287	100,993	280,241	282,059
Total	$629,502	$614,835	$1,861,635	$1,915,379

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013).  The carrying value of our long-term debt approximated fair value at June 29, 2014 and September 29, 2013.  As of June 29, 2014, we had outstanding borrowings of $202.4 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and nine months ended June 29, 2014 was $3.1 million and $9.3 million, respectively, compared to $2.8 million and $9.8 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at June 29, 2014 and September 29, 2013.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at June 29, 2014 and September 29, 2013 were $0.9 million and $1.2 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of operations.  For the three and nine months ended June 29, 2014, we reported $0.4 million and $1.9 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.6 million and $2.5 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $22.1 million and $20.2 million, respectively, at June 29, 2014, and $24.0 million and $21.8 million, respectively, at September 29, 2013.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two additional interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the balance of the term loan facility.  At June 29, 2014, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was immaterial, all of which we expect to reclassify from accumulated other comprehensive income to interest expense within the next 12 months.

As of June 29, 2014, the total notional principal amount of our outstanding interest rate swap agreements with expiration date of May 2018 was $205.0 million and the weighted average fixed rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments are as follows:

	Balance Sheet Location	June 29, 2014	September 29, 2013
		(in thousands)

Interest rate swap agreements	Other current liabilities	$1,284	$987

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our interest rate swap agreements was immaterial for the three and nine-month periods of fiscal 2014 and 2013.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2013 and the first nine months of fiscal 2014.

14.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and nine months ended June 29, 2014 and September 29, 2013 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at March 31, 2013	$13,377	$–	$13,377

Other comprehensive loss before reclassifications	(22,398)	–	(22,398)
Net current-period other comprehensive loss	(22,398)	–	(22,398)

Balances at June 30, 2013	$(9,021)	$–	$(9,021)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

Other comprehensive income (loss) before reclassifications	19,507	(41)	19,466
Amounts reclassified from accumulated other comprehensive income
Interest rate contacts, net of tax (1)	–	(605)	(605)
Net current-period other comprehensive income (loss)	19,507	(646)	18,861

Balances at June 29, 2014	$(15,899)	$(689)	$(16,588)

(1)                This accumulated other comprehensive component is reclassified in “Interest expense” in our condensed consolidated statements of operations.  See Note 13, “Derivative Financial Instruments”, for more information.

	Nine Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 30, 2012	$31,110	$(93)	$31,017

Other comprehensive (loss) income before reclassifications	(40,131)	257	(39,874)
Amounts reclassified from accumulated other comprehensive income
Foreign exchange contracts, net of tax (1)	–	(164)	(164)
Net current-period other comprehensive (loss) income	(40,131)	93	(40,038)

Balances at June 30, 2013	$(9,021)	$–	$(9,021)

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive (loss) income before reclassifications	(18,239)	1,481	(16,758)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (2)	–	(1,688)	(1,688)
Net current-period other comprehensive income loss	(18,239)	(207)	(18,446)

Balances at June 29, 2014	$(15,899)	$(689)	$(16,588)

(1)         This accumulated other comprehensive component is reclassified in “Interest expense” and foreign exchange expense in “Selling, general and administrative expenses” in our condensed consolidated statements of operations.  See Note 13, “Derivative Financial Instruments”, for more information.

(2)         This accumulated other comprehensive component is reclassified in “Interest expense” in our condensed consolidated statements of operations.  See Note 13, “Derivative Financial Instruments”, for more information.

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

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee’s former employer.  The hearing on this matter was held on May 9, 2014.  On June 12, 2014, the Court dismissed all charges against all defendants.  The Public Prosecutor did not file an appeal, and the Court’s decision is therefore final.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and the defendants are preparing their motion to dismiss.

The financial impact to us of the matters discussed above is unknown at this time.

16.                               Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position.  We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards.  This guidance became effective for us in the first quarter of fiscal 2014 on a retrospective basis.  The adoption of this guidance had no impact on our consolidated financial statements.

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

In April 2014, the FASB issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively in the first quarter of fiscal 2016.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Client Sector
International (1)	22.5%	25.8%	26.2%	27.3%
U.S. commercial	29.2	27.2	27.8	25.5
U.S. federal government (2)	32.2	30.6	31.0	32.5
U.S. state and local government	16.1	16.4	15.0	14.7
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Reportable Segment
ECS	39.2%	40.9%	38.0%	40.1%
TSS	37.5	36.0	36.2	35.9
RCM	27.3	26.4	29.5	26.1
Inter-segment elimination	(4.0)	(3.3)	(3.7)	(3.1)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Contract Type
Fixed-price	44.3%	42.1%	46.2%	41.1%
Time-and-materials	36.3	39.1	35.9	40.4
Cost-plus	19.4	18.8	17.9	18.5
	100.0%	100.0%	100.0%	100.0%

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

Other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to executive offices, finance, accounting, administration and information technology.  Our SG&A expenses also include a portion of stock-based compensation and depreciation of property and equipment related to our corporate headquarters, and the amortization of identifiable intangible assets.  Most of these costs are unrelated to specific clients or projects and can vary as expenses are incurred to support company-wide activities and initiatives.

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

In the second quarter of fiscal 2013, we acquired AEG, headquartered in Richfield, Ohio. AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients. Also in the second quarter of fiscal 2013, we acquired Parkland, headquartered in Alberta, Canada. Parkland serves the oil and gas industry in Western Canada and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities. AEG and Parkland are both included in our RCM segment. We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments during fiscal 2013 and in the first quarter of fiscal 2014.

Divestitures. To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in the first nine months of fiscal 2014 and 2013.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2014, our revenue declined 2.8% compared to the year-ago period.  Our year-over-year comparisons reflect project-related charges in the third quarter of fiscal 2013 that impacted our U.S. commercial, U.S. federal and U.S. state and local government revenues.  These charges are described under “Fiscal 2013 Project-Related Charges”.  This decline was partially due to foreign exchange rate fluctuations as the U.S. dollar strengthened during fiscal year 2014 against most of the foreign currencies in which we conduct our international business.  Excluding the impact of foreign exchange and the fiscal 2013 project charges, our revenue decreased 2.4% compared to the first nine months of last year.  The revenue decline also reflects continued weakness in our U.S. federal government, global mining and Eastern Canada businesses.  In addition, our construction activities declined compared to last year due to our exit from select fixed-price construction markets, the wind-down of large state and local transportation projects and abnormally severe weather conditions in several areas of the U.S. and Canada that hindered our field activities. We are currently reviewing the performance of business units within RCM to focus on higher margin projects, which may cause us to exit some businesses or project types, particularly those with fixed-price contracts.

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

International.  Our international business decreased 6.9% in the first nine months of fiscal 2014 compared to the year-ago period.  Foreign exchange rate fluctuations had a significant adverse impact on our international revenue in fiscal 2014.  Excluding the impact of foreign exchange, our international business was flat compared to the same period last year.  We experienced growth in our international oil and gas business in Western Canada, primarily related to the Parkland acquisition.  This increase was offset by lower results in our Eastern Canada and global mining operations, which were strong in the first half of last year and significantly weakened beginning in the third quarter of fiscal 2013.  We anticipate lower international revenue levels to continue for the remainder of fiscal 2014.

U.S. Commercial.  Our U.S. commercial business increased 6.0% in the first nine months of fiscal 2014 compared to the same period last year.  An increase in solid waste management operations, primarily due to the AEG acquisition, contributed to this growth.  In addition, we experienced continued growth from services provided for oil and gas clients, which generate higher profit margins.  Conversely, we have experienced a slowdown in commercial wind-related project opportunities.  We are optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas, as well as by our larger industrial clients.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown or pickup in the remainder of fiscal 2014, we would expect our U.S. commercial outlook to change correspondingly.

U.S. Federal Government.  For the first nine months of fiscal 2013, our U.S. federal government business declined 7.3% compared to the year-ago period.  Overall, this decline resulted from the broad-based slowdown in funding for discretionary U.S. federal government programs.  The slowdown was due to the mandatory federal budget reductions, or sequestrations, that were in place in fiscal 2013, and the two-week federal government shutdown in October 2013.  In addition, during the second quarter of fiscal 2014, many U.S. federal offices in which our employees perform services were closed due to severe weather conditions.  Further, we are continuing to implement our strategy to exit select fixed-price construction markets.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  However, increased Congressional debate on government spending and competing political agendas in the U.S. government, have created uncertainty in the spending habits of our clients.  In December 2013, the Murray-Ryan Bipartisan Budget Act of 2013 (“2013 Budget Act”) was signed into law, raising government discretionary spending limits for fiscal years 2014 and 2015.  The direct impact of the 2013 Budget Act on the programs we support is unclear at this point, and we remain cautious regarding the ability to grow our U.S. federal government revenue compared to fiscal 2013.

U.S. State and Local Government.  Our U.S. state and local business decreased 0.6% in the first nine months of fiscal 2014 compared to the year-ago period.  This stability followed a period of rapid growth in our state and local business, which increased 22.7% in fiscal 2013.  The unusual growth in this sector last year resulted from increased spending on essential priority programs following a period of economic recession.  In addition, we recorded significant revenue from several large transportation projects in fiscal 2013, which are currently winding down.  Many state and local government agencies are experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair and upgrading of existing critical infrastructure and the need to build new facilities.  The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees.  As a result, some programs, such as those focused on municipal water and solid waste, will progress despite budget pressures as demonstrated by the growth throughout fiscal 2013.  We expect our U.S. state and local government business to decrease during the remainder of fiscal 2014 as a result of the completion of large, non-core transportation projects.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 29,	June 30,	Change		June 29,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$629,502	$614,835	$14,667	2.4%	$1,861,635	$1,915,379	$(53,744)	(2.8)%
Subcontractor costs	(170,746)	(139,693)	(31,053)	(22.2)	(463,904)	(422,092)	(41,812)	(9.9)
Revenue, net of subcontractor costs(1)	458,756	475,142	(16,386)	(3.4)	1,397,731	1,493,287	(95,556)	(6.4)
Other costs of revenue	(381,319)	(469,398)	88,079	18.8	(1,164,761)	(1,314,219)	149,458	11.4
Selling, general and administrative expenses	(47,175)	(56,744)	9,569	16.9	(138,778)	(151,539)	12,761	8.4
Contingent consideration - fair value adjustments	8,905	7,716	1,189	15.4	34,878	8,662	26,216	302.7
Impairment of goodwill	–	(56,600)	56,600	NM	–	(56,600)	56,600	NM
Operating income (loss)	39,167	(99,884)	139,051	139.2	129,070	(20,409)	149,479	732.4
Interest expense	(2,454)	(2,010)	(444)	(22.1)	(7,373)	(5,330)	(2,043)	(38.3)
Income (loss) before income tax (expense) benefit	36,713	(101,894)	138,607	136.0	121,697	(25,739)	147,436	572.8
Income tax (expense) benefit	(10,002)	23,779	(33,781)	(142.1)	(35,751)	(1,108)	(34,643)	(3,126.6)
Net income (loss) including noncontrolling interests	26,711	(78,115)	104,826	134.2	85,946	(26,847)	112,793	420.1
Net income attributable to noncontrolling interests	(54)	(270)	216	80.0	(266)	(495)	229	46.3
Net income (loss) attributable to Tetra Tech	$26,657	$(78,385)	$105,042	134.0	$85,680	$(27,342)	$113,022	413.4

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

NM = not meaningful

In the third quarter of fiscal 2014, revenue increased $14.7 million and revenue, net of subcontractor costs, decreased $16.4 million compared to the third quarter of last year.  In the first nine months of fiscal 2014, revenue and revenue, net of subcontractor costs, decreased $53.7 million and $95.6 million, respectively, compared to the same period last year.  These results reflect declines due to foreign exchange rate fluctuations as the U.S. dollar strengthened in fiscal 2014 against most of the foreign currencies in which we conduct our international business.  These exchange rate variations impacted revenue by $8.8 million and $35.8 million, and impacted revenue, net of subcontractor costs, by $8.3 million and $31.5 million, for the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods last year.  In addition, our year-over-year comparisons reflect project-related charges in our TSS and RCM segments that are described under “Fiscal 2013 Project-Related Charges”.

Our revenue in the third quarter of fiscal 2014 was relatively stable compared to last year’s third quarter after adjusting for foreign exchange and last year’s project charges.  However, we had a higher level of subcontractor activity, primarily on construction activities in our RCM segment, which resulted in the $37.7 million decline in related revenue, net of subcontractor costs.  These lower quarter-over-quarter results include decreases of $15.9 million and $11.8 million from U.S federal and U.S. state and local government programs, respectively.  The decline in U.S. federal activity reflects a broad-based slowdown caused by budgetary constraints that primarily impacted discretionary programs.  The lower U.S. state and local government results reflect abnormally strong growth in fiscal 2013, partially due to significant revenue from several large transportation projects that are currently winding down.  Our fiscal 2014 third quarter also reflects a decline in international revenue, net of subcontractor costs, of $15.1 million compared to last year’s third quarter due primarily to foreign exchange rate impact and reduced mining work and construction activities in Western Canada.  These declines were partially offset by a $5.1 million increase in revenue from our U.S. commercial business, which reflects continued organic growth in our commercial oil and gas business.

In the first nine months of fiscal 2014, our revenue and revenue, net of subcontractor costs, decreased $47.5 million and $93.7 million, respectively, after adjusting for foreign exchange and last year’s project charges, compared to the same period last year.  The trends that impacted our quarter-over-quarter comparisons are also reflected in our year-to-date results.  Our U.S. government (federal and state and local combined) revenue and revenue, net of subcontractor costs, declined $64.4 million and $84.8 million, respectively, adjusted for last year’s project charges, year-to-date compared to the same period last year.  These lower results reflect similar trends as described for our quarterly performance.  However, the year-to-date declines were exacerbated by U.S. federal office closures due to inclement weather in the second quarter of fiscal 2014 and the two-week U.S. federal government shut-down in October 2013.  In addition, our year-to-date results in fiscal 2014 reflect declines in our Eastern Canada and global mining businesses, which had strong results in the first half of fiscal 2013 and abruptly declined in the third quarter of fiscal 2013.  On a combined basis for these operations, revenue and revenue, net of subcontractor costs, excluding the impact of foreign currency translation, decreased $54.0 million and $55.6 million, respectively, in the first nine months of fiscal 2014 compared to the same period last year.  We continue to experience organic growth in our North American oil and gas business, which has partially offset the year-to-date declines in revenue.  Further, the Parkland and AEG acquisitions, which focus on oil and gas and solid waste, respectively, completed in the second quarter of fiscal 2013, contributed additional revenue, adjusted for foreign exchange, of $55.3 million in the first nine months of fiscal 2014 compared to the same period in fiscal 2013.

Despite our revenue trends, operating income increased $139.1 million and $149.5 million in the third quarter and the first nine months of fiscal 2014, respectively, compared to the same periods of fiscal 2013.  In the third quarter of fiscal 2013, our operating income was adversely impacted by weakness in certain areas of our business that resulted in significant costs totaling $10.3 million to right-size the related operations, and a non-cash goodwill impairment charge of $56.6 million.  In addition, we recorded project-related charges and adjustments to estimated costs at completion during the third quarter of fiscal 2013 that reduced operating income by $35.5 million.  These fiscal 2013 charges are described in detail under “Fiscal 2013 Restructuring, Goodwill Impairment and Project-Related Charges”.  Excluding these fiscal 2013 charges, our operating income increased $36.7 million and $47.1 million in the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods last year. The increased operating income, adjusted for the fiscal 2013 charges, in the third quarter of fiscal 2014 was primarily driven by improved labor utilization as well as higher income from commercial activities related to our work for oil and gas clients.

Our quarterly and year-to-date operating income compared to last year was also impacted by net gains from updated valuations of our contingent consideration liabilities. During the third quarter and first nine months fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $8.9 million and $34.9 million, respectively, compared to net gains of $7.7 million and $8.7 million in the same periods last year. The third quarter fiscal 2014 net gain resulted from an updated valuation of the contingent consideration liability for AEG. The remaining year-to-date gains resulted from updated valuations for Parkland. In each case, the changes in valuation reflected lower income projections over the remaining earn-out periods. The increases in operating income also include lower amortization of intangibles of $3.5 million and $2.9 million for the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods in fiscal 2013.

In the third quarter of fiscal 2014, we recorded income tax expense of $10.0 million representing an effective tax rate of 27.2%. We recorded a tax benefit of $23.8 million in the third quarter of fiscal 2013, representing an effective tax rate of (23.3%). These tax rates are significantly lower than our expected statutory tax rate primarily due to the impact of gains from changes to contingent consideration liabilities in both periods, most of which are not taxable. In addition, the fiscal 2013 effective tax rate was impacted by the $56.6 million goodwill impairment charge, approximately two-thirds of which was not tax deductible.

Fiscal 2013 Restructuring, Goodwill Impairment and Project-Related Charges

Fiscal 2013 Restructuring Charges

In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending and on-going government investigations into political corruption in Quebec, slowed procurements and business activity in that region beginning in the third quarter of fiscal 2013.  As a result, we experienced weaker than expected financial performance in our Eastern Canada operations, and we took actions to right-size the business that resulted in significant severance and office closure charges in the third quarter of fiscal 2013.

Our work for mining customers also slowed more than expected in the third quarter of fiscal 2013 as those customers responded to lower global growth expectations.  This was driven in large part by China’s report in April 2013 of anticipated slower economic growth.  As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices.  Due to the subsequent slowdown in mining activities, we right-sized our global mining business by reducing staff and closing offices in the third quarter of fiscal 2013.

In connection with the actions taken to right-size our Eastern Canada and global mining operations, we recorded a combined charge of $10.3 million related to severance and the abandonment of certain leased facilities in our ECS segment.  Of this amount, approximately $4.0 million, related to severance, was paid in cash in fiscal 2013, and $2.2 million, related to leases, was paid in cash in the first nine months of fiscal 2014.  The remaining $4.1 million is expected to be paid in cash net of estimated sublease income over the remainder of fiscal 2014 and the following six years as the related leases expire.  If these operations decline further, we may take further right-sizing actions and incur additional costs.  No material right-sizing charges were incurred in the first nine months of fiscal 2014, and we do not anticipate further material charges at this time.  The expected annual cost savings in fiscal 2014 in the ECS segment from lower compensation and rent expense is approximately $14.9 million.  The reduction in the number of employees in the ECS segment may also result in lower future revenue, net of subcontractor costs.

Fiscal 2013 Goodwill Impairment Charge

During the third quarter of fiscal 2013, certain of our reporting units experienced declines in actual performance and lowered their financial projections for the remainder of fiscal 2013.  In Eastern Canada, poor economic conditions, including budget deficits, reduced customer spending, and on-going government investigations into political corruption in Quebec, slowed procurements and business activity in that region.  In addition, our work for mining customers continued to slow at a faster pace than previously anticipated due to reduced demand and significant declines in prices for certain commodities.  To a lesser extent, we also experienced reduced performance from reporting units with a concentration of work for certain agencies of the U.S. federal government as a result of customer budgetary constraints.  As a result of these factors, during the third quarter of fiscal 2013, we performed an interim goodwill impairment test for three reporting units in our ECS segment.

The reporting units tested for goodwill impairment included our Tetra Tech Canada (“TTC”) reporting unit, with operations primarily in Eastern Canada, particularly Quebec.  A significant portion of TTC’s business relates to work performed for city and provincial government clients in Quebec.  This work, which had already slowed due to budgetary constraints, was curtailed almost completely during the third quarter of fiscal 2013 due to the political corruption investigations in Quebec.  As a result, TTC’s revenue declined 26% in the third quarter of fiscal 2013 compared to the prior year period, and TTC reported a quarterly loss.  This negative trend was compared to the expected revenue growth of approximately 8% in the annual goodwill impairment test performed as of July 1, 2012.  In response to these results, we made significant staff and office reductions in TTC during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue.  Although these actions returned TTC to profitability in the fourth quarter of fiscal 2013, revenue and profits were at a lower level than previously expected.  Due to the significance of the staff reductions and the expected prolonged government investigations, we concluded that TTC would likely experience a long-term deficit in performance compared to previous periods and expectations.

We also performed an interim goodwill impairment test for our Global Mining Practice (“GMP”) reporting unit, with operations primarily in the U.S., Canada, Australia and South America. Our work for mining customers slowed more than expected in the third quarter of fiscal 2013, as these customers responded to lower global growth expectations driven in large part by China’s report in April 2013 of slower economic growth. As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices. Their response included a significant curtailment of capital spending for new mining projects. As a result, GMP experienced a 27% decline in revenue in the third quarter of fiscal 2013 compared to the same period of fiscal 2012 and reported a quarterly loss. This negative trend was compared to the expected revenue growth of approximately 15% in the previous goodwill impairment test, performed as of July 1, 2012. In response to these results, we made significant staff and office reductions in GMP during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue. Although these actions returned GMP to profitability in the fourth quarter of fiscal 2013, revenue and profits did not return to historical levels. Due to the significance of the staff reductions and the expected prolonged lower level of mining activity, we concluded that GMP would likely not return to historical levels of performance for the foreseeable future.

Lastly, we performed an interim goodwill impairment test for Advanced Management Technology, Inc. (“AMT”), a U.S. federal government contractor primarily doing business with the Federal Aviation Administration.  In fiscal 2013, we experienced a decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget delayed project funding and budget cuts were implemented.  As a result, our overall U.S. federal government revenue declined 23% in the third quarter of fiscal 2013 compared to the same period last year.  Correspondingly, AMT’s revenue declined approximately 12%.  Although AMT remained profitable despite this decline in revenue, the related operating income declined 46% as competition increased for the shrinking level of federal work.  This negative trend was compared to the stable expectations for revenue and profit in the previous goodwill impairment test performed as of July 1, 2012.  We expect the level of federal spending for the work AMT performs to remain stable at the reduced levels experienced in fiscal 2013 for the foreseeable future.

We performed the first step of the impairment test for each of these reporting units during the third quarter of fiscal 2013, and in each case determined that the carrying value of the reporting unit exceeded its fair value, indicating potential goodwill impairment. The significant change to the assumptions used in the interim test in the third quarter of fiscal 2013 compared to the previous annual impairment test as of July 1, 2012 was the projected revenue, operating income and cash flows for each reporting unit tested.

We performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units.  The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss.  Based on the results of the step two analyses, we recorded an aggregate goodwill impairment charge of $56.6 million, or $48.1 million, net of tax, in the third quarter of fiscal 2013 for the TTC, GMP and AMT reporting units.  The calculations of the reporting unit fair values for the second step of the goodwill impairment test are highly dependent on estimated future annual revenue growth rates.  The revenue growth rate assumptions for the interim impairment test for TTC, GMP and AMT ranged from 0% to 5%.  If it becomes apparent that these reporting units are unable to achieve the assumed growth rates, or they continue to decline, we would likely have further goodwill impairment charges in the future.

The carrying amounts of these reporting units, including goodwill were as follows:

	June 30, 2013
	TTC	GMP	AMT
	(in thousands)

Carrying value before impairment	$245,634	$116,184	$56,474
Goodwill impairment	(27,900)	(11,900)	(16,800)
Carrying value after impairment	$217,734	$104,284	$39,674

As of June 29, 2014, the goodwill amounts after the impairment charges for the TTC, GMP and AMT reporting units were $109.5 million, $71.9 million and $32.6 million, respectively.

Fiscal 2013 Project-Related Charges

In the third quarter of fiscal 2013, we recorded project-related charges and adjustments to estimated costs at completion that reduced revenue and increased project costs.  These project charges primarily related to adverse developments on certain projects during the third quarter of fiscal 2013, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable.  These charges included amounts related to claims, including requests for equitable adjustment (“REA”), on three programs in the RCM segment with U.S. federal and state and local government clients.  In addition, we recorded a project-related charge on a commercial development contract in the TSS segment due to a change in client ownership and the related modification of plans for completion of the project.  These events adversely affected the collectability of certain related receivables and the profitability expectations for the project.  Collectively, the project charges on these four programs reduced revenue and revenue, net of subcontractor costs, by $29.6 million and reduced operating income by $35.5 million in the third quarter of fiscal 2013.

The first of the four programs related to U.S. federal government fixed-price contracts in our RCM segment, awarded in fiscal 2010, for the construction of structures to reduce the risks associated with hurricanes and other storms in Southeastern Louisiana. During construction, we incurred costs in excess of the contract values to meet client requests, and submitted a related REA to the client. We concluded that there was a technical and legal basis for recovery of a portion of these costs and recorded revenue and associated accounts receivable deemed probable of collection related to the REA through the second quarter of fiscal 2013. The total amount of the excess costs and the REA significantly exceeded the revenue recognized, resulting in a loss for the program.

During the third quarter of fiscal 2013, we received a decision from the client affirmatively rejecting a portion of the costs submitted in the REA. Accordingly, during that quarter, we re-evaluated the collectability of the related accounts receivable and the estimated costs to complete the projects and recorded charges to pre-tax income of $6.8 million, including reductions to revenue of $5.7 million. As of September 29, 2013, the project was complete and no further costs are expected to be incurred. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. No gains or losses on this project were recorded during the first nine months of fiscal 2014.

The second program related to U.S. federal government fixed-price contracts in our RCM segment, awarded in fiscal 2012, to provide design and construction services for Afghan National Army camps in Afghanistan.  Upon contract execution, we engaged a subcontractor under fixed-price arrangements to provide staffing, procure materials and engage local Afghan subcontractors.  During the third quarter of fiscal 2013, as a result of non-performance, we terminated the subcontractor and began to self-perform the contracts.  As a result of this change, we revised our estimates of the total costs to complete, including costs to self-perform the remainder of the contracts, and recorded charges to pre-tax income of $9.9 million including reductions to revenue of $7.9 million.  Additionally, as a result of differing site conditions, changes to contract specifications by the client and other factors, we recorded revenue and associated accounts receivable through project completion in the first quarter of fiscal 2014 as we believe we have a technical and legal basis for recovery and such amount is probable of collection.  We submitted REAs to the client during the first and second quarters of fiscal 2014.  As of the end of the first quarter of fiscal 2014, the projects were complete and no further costs are expected to be incurred.  However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods.  Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods.  No material gains or losses on this project were recorded during the first nine months of fiscal 2014.

The third program related to fixed-price transportation projects in our RCM segment with a state government agency awarded in fiscal 2011 and 2012. During the execution of these contracts, numerous issues and events disrupted our plans and progress, including weather delays, differing site conditions, drainage design changes, lane closure delays, and revised soil testing requirements. These issues caused us to incur costs in excess of the contract value. As a result, we submitted change orders including REAs to the client. In the third quarter of fiscal 2013, we determined that a portion of the costs in excess of the contract value was not recoverable. This assessment included an evaluation of the recoverability of change orders and REAs, and changes in estimated costs to complete. The result was a pre-tax charge to operating income of $6.5 million and a related reduction of revenue of $3.7 million. As of June 29, 2014, the related projects were substantially complete and no further material costs are expected to be incurred that could increase the loss. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. During the first nine months of fiscal 2014, we recognized a $3.4 million gain based on our updated evaluation of the collectability of these claims.

The fourth program related to a fixed-price design and construction environmental assurance agreement, and a separate fixed-price operation and maintenance (“O&M”) environmental assurance agreement in our TSS segment, with a commercial property developer that we entered into in fiscal 2008.  At the time of contract execution, it was expected that the design and construction contract would be completed during the fourth quarter of fiscal 2011 and the O&M contract would cover related activities through December 31, 2027.  Although the contract terms only allowed for final billing of the multiple project milestones upon their individual completion, we recognized revenue and the related receivable as the costs were incurred on a percentage-of-completion basis, as we believed that completion of all milestones was probable.  As a result of changes in scope and delays in project execution as directed by the client, we have issued numerous change orders related to the design and construction contract, and this contract has not yet been completed.

In April 2013, our client was acquired by a larger commercial property developer. Subsequently, the new client implemented a plan to substantially modify the original scope and projected timeline associated with the contract. We determined that these proposed changes would result in increased risk and cost to and, potentially, the termination of the original contract. Accordingly, subsequent to significant discussions with the new client during the third quarter of fiscal 2013, we reviewed the recoverability of estimated costs to be incurred in anticipation of the potential project termination. We also reviewed the outstanding accounts receivable related to individual task orders under which we did not reach the required contract milestones and, therefore, would not be collectible. As a result of this process, we recorded a pre-tax charge to operating income of $12.4 million that reduced revenue by the same amount during the third quarter of fiscal 2013. This charge principally consisted of reserves established for the outstanding accounts receivable that were no longer considered probable of collection, a reversal of previously recognized profit based upon the change in estimate associated with the potential early project termination, and the write-off of previously recorded accounts receivable associated with partially completed milestones. No other gains or losses on this project were recorded during the first nine months of fiscal 2014.

In total for all four programs, we had $49.2 million of accounts receivable outstanding, including those related to REAs and change orders, and the related projects were substantially complete as of June 29, 2014.  If we are unable to collect these accounts receivable or if our costs increase above these estimates, we could record further losses on these programs.  Conversely, we intend to pursue all available legal methods to collect the entire amount of the REAs and change orders, and other amounts we believe are due us.  The total amount, which is approximately $102.2 million, significantly exceeds the revenue recognized on the related contracts.  If we are successful, we could recognize gains on recovery in future periods.

Segment Results of Operations

Engineering and Consulting Services

	Three Months Ended				Nine Months Ended
	June 29,	June 30,	Change		June 29,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$246,977	$251,239	$(4,262)	(1.7)%	$707,952	$788,600	$(80,648)	(10.2)%
Subcontractor costs	(37,996)	(28,696)	(9,300)	(32.4)	(97,665)	(99,289)	1,624	1.6
Revenue, net of subcontractor costs	$208,981	$222,543	$(13,562)	(6.1)	$610,287	$689,311	$(79,024)	(11.5)

Operating income (loss)	$18,351	$(7,700)	$26,051	338.3	$50,322	$22,793	$27,529	120.8

Revenue declined $4.3 million and $80.6 million in the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods last year.  We experienced corresponding declines in revenue, net of subcontractor costs, of $13.6 million in the third quarter and $79.0 million in the first nine months of fiscal 2014.  In fiscal 2014, the U.S. dollar strengthened against many foreign currencies compared to fiscal 2013.  These fluctuations, particularly related to the Canadian dollar, reduced revenue by $8.2 million and $27.1 million for the third quarter and first nine months of fiscal 2014.  The remainder of the declines in revenue, net of subcontractor costs, resulted primarily from reductions in our Canadian operations that focus on municipal government projects and in our global mining operations.  Excluding the impact of foreign exchange, the aggregate revenue from these activities decreased by $5.7 million and $55.5 million, respectively, for the third quarter and first nine months of fiscal 2014 compared to the same periods last year.

Despite the decreases in revenue compared to last year, operating income increased $26.1 million and $27.5 million for the third quarter and the first nine months of fiscal 2014, respectively, compared to the same periods last year.  In the third quarter of fiscal 2013, our operating income was adversely impacted by the weakness in our Canadian operations, resulting in significant severance and office-related closure costs totaling $10.3 million to right-size the related operations.  In addition, the increased operating income reflects improved labor utilization.  Prior to the right-sizing actions taken late in the third quarter of fiscal 2013, operating income in our Eastern Canada and global mining operations was significantly below historical levels due to a lower level of revenue and corresponding under-utilization of our labor and equipment resources.  As a result of the right-sizing actions, utilization improved, and the combined operating income for these businesses increased $15.8 million in the third quarter of fiscal 2014 compared to last year’s third quarter, excluding the related charges.  On a year-to-date basis, the comparable increase versus last year was $17.2 million.

Technical Support Services

	Three Months Ended				Nine Months Ended
	June 29,	June 30,	Change		June 29,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$236,056	$221,198	$14,858	6.7%	$674,042	$687,230	$(13,188)	(1.9)%
Subcontractor costs	(72,112)	(68,301)	(3,811)	(5.6)	(197,626)	(200,470)	2,844	1.4
Revenue, net of subcontractor costs	$163,944	$152,897	$11,047	7.2	$476,416	$486,760	$(10,344)	(2.1)

Operating income	$22,867	$5,118	$17,749	346.8	$68,971	$49,723	$19,248	38.7

Revenue increased $14.9 million in the third quarter and decreased $13.2 million for the first nine months of fiscal 2014 compared to the same periods last year.  We experienced a corresponding increase in revenue, net of subcontractor costs, of $11.0 million in the third quarter, and a decline of $10.3 million in the first nine months of fiscal 2014 compared the same periods in fiscal 2013.  In the third quarter of fiscal 2013, we recorded a $12.3 million negative revenue adjustment related to a project charge on a U.S. commercial development project.  Excluding the impact of this charge, revenue increased $2.6 million and revenue, net of subcontractor costs, declined $1.3 million in the third quarter of fiscal 2014 compared to the third quarter of last year.  On the same basis, for the first nine months of fiscal 2014, revenue and revenue, net of subcontractor costs, declined $25.5 million and $22.6 million, respectively, compared with the same period last year.  The declines in revenue, net of subcontractor costs, were primarily driven by lower activity from U.S. federal government programs across several agencies.  Revenue and revenue, net of subcontractor costs, from these programs decreased by $10.1 million and $9.7 million, respectively, in the third quarter of fiscal 2014, and $60.1 million and $47.8 million, respectively, on a year-to-date basis compared to the same periods last year.  Revenue growth in our U.S. commercial business, particularly for oil and gas clients, partially offset the decline in U.S. federal work.  Revenue and revenue, net of subcontractor costs, from commercial activities increased by $9.8 million and $6.9 million, respectively, for the third quarter of fiscal 2014, and $30.8 million and $22.5 million, respectively, on a year-to-date basis compared to the same periods last year.

The project charge in the third quarter of fiscal 2013 also reduced operating income by $12.3 million.  Excluding the impact of this charge, operating income increased $5.4 million and $6.9 million for the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods in fiscal 2013.  These increases reflect the significantly higher profit margin in our commercial business, particularly oil and gas, together with a reduction in discretionary overhead costs.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 29,	June 30,	Change		June 29,	June 30,	Change
	2014	2013	$	%	2014	2013	$	%
	($ in thousands)

Revenue	$171,518	$162,560	$8,958	5.5%	$549,949	$499,491	$50,458	10.1%
Subcontractor costs	(85,687)	(62,858)	(22,829)	(36.3)	(238,921)	(182,275)	(56,646)	(31.1)
Revenue, net of subcontractor costs	$85,831	$99,702	$(13,871)	(13.9)	$311,028	$317,216	$(6,188)	(2.0)

Operating (loss) income	$(2,194)	$(35,285)	$33,091	93.8	$836	$(14,109)	$14,945	105.9

Revenue increased $9.0 million and $50.5 million in the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods last year.  Due to a higher level of subcontractor activity, we experienced corresponding declines in revenue, net of subcontractor costs, of $13.9 million in the third quarter and $6.2 million in the first nine months of fiscal 2014.  In the third quarter of fiscal 2013, we recorded $17.3 million of negative revenue adjustments for project-related charges on three programs with U.S. federal and state and local clients.   Excluding the impact of these charges, revenue and revenue, net of subcontractor costs, decreased $8.3 million and $31.2 million in the third quarter of fiscal 2014 compared to the third quarter of last year.  On the same basis, for the first nine months of fiscal 2014, revenue increased $33.2 million, and revenue, net of subcontractor costs, decreased $23.5 million compared with the same period last year.  The revenue declines reflect lower commercial activity both in the U.S. and Canada, driven by adverse weather conditions that delayed our field work, and by a decrease in wind projects.  In addition, our third quarter and year-to-date revenues from U.S. state and local government work declined due to the wind-down of large transportation projects.

The project charges in the third quarter of fiscal 2013 reduced operating income by $23.2 million.  Excluding the impact of these charges, operating income increased $9.9 million for the third quarter of fiscal 2014 compared to the same period in fiscal 2013; however, we reported a loss of $2.2 million.  The increased operating income primarily reflects improved labor utilization.  Prior to the right-sizing actions taken late in the third quarter of fiscal 2013, operating income in our U.S.-based construction business was significantly below historical levels due to a lower level of revenue and corresponding under-utilization of our labor and equipment resources.  As a result of right-sizing actions, utilization improved, and the combined operating income for this business improved in fiscal 2014.  Partially offsetting these improvements were charges totaling $5.0 million in the third quarter related to cost overruns on several construction projects for the U.S. federal government.

Excluding the fiscal 2013 project charges, operating income decreased $8.3 million for the first nine months of fiscal 2014 compared to the same period last year.  In addition to the third quarter variances, during the second quarter of fiscal 2014, we incurred cost overruns on a fixed-price construction project caused by changes in scope that are currently in negotiation with the client.  As a result, we revised our estimate of the total costs to complete the project, determined the project would break-even contingent upon partial recovery from the client, and recorded a charge of $5.3 million in the second quarter of fiscal 2014 to reverse profit recognized in prior periods.  As a result, our profit on the project was approximately $14 million less than expected, which caused a similar decline in operating income for the related operations compared to the first half of last year.

Additionally, we recognized a gain of $3.4 million in the second quarter of fiscal 2014 based on our updated evaluation of a negotiated claim related to a fixed-price transportation project with a U.S. state government agency.  Operating income for the first nine months of fiscal 2013 included a gain of $1.1 million from a claim settlement on a U.S. federal government construction project, which was recognized in the first quarter of fiscal 2013.  The remainder of the year-to-date decline in operating income was due to project performance, exacerbated by inclement weather, particularly during the second and third quarters of fiscal 2014.

The $2.2 million loss in the third quarter of fiscal 2014 was primarily driven by poor project performance, including cost overruns and loss projects on fixed-price construction projects.  These projects were primarily buildings and other structures for U.S. federal government clients and transportation projects for U.S. state and local government clients. These projects are at various stages of completion and there is a risk that our costs to complete could exceed our current expectations resulting in further charges.  If we are unable to improve the performance of these businesses in the near future, the goodwill for these reporting units, which totals approximately $48 million as of June 29, 2014, could become impaired. We are reviewing the performance of these businesses as part of a review of our RCM segment to determine whether we should exit some businesses and restructure or consolidate the work presently done in our RCM business segment into our other business segments.  The financial impact of this assessment is not known at this time, but could have an adverse impact on our results in the fourth quarter and fiscal 2014.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)

Net income (loss) attributable to Tetra Tech	$26,657	$(78,385)	$85,680	$(27,342)
Interest expense	2,454	2,010	7,373	5,330
Depreciation (1)	6,454	8,090	20,160	22,420
Amortization (1)	6,081	9,555	21,385	24,239
Income tax expense (benefit)	10,002	(23,779)	35,751	1,108
EBITDA	$51,648	$(82,509)	$170,349	$25,755

Revenue	$629,502	$614,835	$1,861,635	$1,915,379
Subcontractor costs	(170,746)	(139,693)	(463,904)	(422,092)
Revenue, net of subcontractors costs	$458,756	$475,142	$1,397,731	$1,493,287

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

Subsequent Events.  On July 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 5, 2014 to stockholders of record as of the close of business on August 15, 2014.  Further, on July 28, 2014, the Board of Directors amended the Stock Repurchase Program to authorize the repurchase of the remaining amount in the $100 million Stock Repurchase Program in open market purchases through September 2014 without regard to pricing parameters.

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

As of June 29, 2014, cash and cash equivalents were $188.9 million, an increase of $59.6 million compared to the fiscal year ended September 29, 2013.  The increase was primarily due to net cash provided by operating activities and net proceeds from the issuance of common stock, partially offset by payments for a business acquisition and earn-outs, repurchases of common stock and capital expenditures.

Operating Activities.  For the nine-month period, net cash provided by operating activities was $114.3 million, a decrease of $1.0 million compared to the prior-year period.  The decrease was due primarily to a slowdown on the collection of accounts receivable caused by project milestone billing terms, and pending claims on contracts that provide for price redetermination, primarily with U.S. federal government agencies.  The overall decrease was also attributable to changes in other liabilities as well as prepaid expenses and other assets.  These declines were largely mitigated by increased EBITDA as a result of operating losses in the third quarter of fiscal 2013, and favorable changes in accounts payable, accrued compensation and billings in excess of costs on uncompleted contracts.  Further, a net decrease of $12.8 million in income tax payments compared to the prior-year period also partially offset the decline.

Investing Activities.  For the nine-month period, net cash used in investing activities was $17.9 million, a decrease of $169.3 million compared to the prior-year period.  The decrease in cash used resulted from a $158.0 million decrease on net payments for business acquisitions, $3.9 million of cash received on a note for sale of an operation, a $5.7 million decrease in capital expenditures and a $2.0 million increase on proceeds from the sale of property and equipment.

Financing Activities.  For the nine-month period, net cash used in financing activities was $34.8 million, compared to net cash provided by financing activities of $115.7 million in the prior-year period.  The decline was primarily due to a $132.6 million decrease in net borrowings on long-term debt, and $21.9 million of common stock repurchases, partially offset by a reduction of $5.3 million in earn-out payments compared to the prior-year period.

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

As of June 29, 2014, we had $202.4 million in outstanding borrowings under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of 1.83% per annum and $1.4 million in standby letters of credit.  Our average effective weighted-average interest rate on borrowings outstanding at June 29, 2014 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.98%.  At June 29, 2014, we had $458.7 million of available credit under the Revolving Credit Facility, of which $239.0 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53.0 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities was $30.6 million, of which $6.5 million was issued in currencies other than the U.S. dollar.

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

On September 27, 2013, we entered into Amendment No. 1 (“Amendment No. 1”) to the Amended Credit Agreement to amend the definition of “Consolidated EBITDA” for purposes of the financial covenants contained in the Amended Credit Agreement to add back to Consolidated Net Income for the fiscal quarters ending September 29, 2013, December 29, 2013 and June 29, 2014 (i) up to $34 million in non-recurring charges incurred during the fiscal quarter ended June 30, 2013 in connection with corporate restructurings and (ii) up to $36 million in non-cash charges incurred during the fiscal quarter ended June 30, 2013 in connection with the Four Programs referenced in our Form 8-Ks, filed with the SEC on June 18, 2013 and August 7, 2013, and Form 10-Q for the fiscal quarter ended June 30, 2013.  Amendment No. 1 also provides that Consolidated EBITDA will be calculated without giving effect to the add-backs referenced above for purposes of determining our applicable margin in effect at any time.

On June 23, 2014, we entered into Amendment No. 2 (“Amendment No. 2”) to the Amended Credit Agreement to amend the definition of “Permitted Share Repurchases” so that we may, during each fiscal year (beginning with the fiscal year that begins on September 29, 2014) make Permitted Share Repurchases in an amount equal to the greater of $75.0 million or 7.5% of Consolidated Net Worth at the end of the immediately preceding fiscal year (without any carry forward of unused portions of each basket to subsequent fiscal years).

At June 29, 2014, we were in compliance with these covenants with a consolidated leverage ratio of 1.31x and a consolidated fixed charge coverage ratio of 2.58x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

April 28, 2014	$0.07	May 16, 2014	$4,506	June 4, 2014
July 28, 2014	$0.07	August 15, 2014	NA	September 5, 2014

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 29, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended September 28, 2014, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Although we project earnings in the business beyond 2014, we did not rely on these projections when assessing the realizability of our deferred tax assets.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.8 million had been provided in previous years.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 29, 2014, we had $1.4 million in standby letters of credit outstanding under our Amended Credit Agreement and $29.2 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At June 29, 2014 we had borrowings outstanding under the Amended Credit Agreement of $202.4 million at a weighted-average interest rate of 1.83%, of which the entire amount was outstanding under the Term Loan Facility.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.2 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at June 29, 2014 was 2.98%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  For the three and nine months ended June 29, 2014, we recognized foreign currency losses of 0.1 million and a gain of $0.2 million, respectively, compared to losses of $0.5 million and of $0.6 million for the prior-year quarter.  Foreign currency gains and losses were recognized as part of “Selling, general and administrative expenses” in our condensed consolidated statements of operations.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For both the first nine months of fiscal 2014 and 2013, 26.2% and 27.3% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first nine months of fiscal 2014, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $18.6 million compared to a reduction in equity of $40.2 million in the first nine months of fiscal 2013.  These amounts were recognized as an adjustment to equity through other comprehensive income.

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

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting. As of June 29, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During March 2013, following the resignation of BPR’s former president, we learned that criminal charges had been filed against BPR and its former president in France.  The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee’s former employer.   The hearing on this matter was held on May 9, 2014.  On June 12, 2014, the Court dismissed all charges against all defendants.  The Public Prosecutor did not file an appeal, and the Court’s decision is therefore final.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and the defendants are preparing their motion to dismiss.

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

In the third quarter of fiscal 2014, we generated 48.3% of our revenue from contracts with U.S. federal, state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the third quarter of fiscal 2014, we generated 46.7% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political and economic risks that could harm our business and financial results.

In the third quarter of fiscal 2014, we generated 22.5% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. At June 29, 2014, our goodwill was $722.6 million and other intangible assets were $66.1 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at June 29, 2014, was $1.9 billion, an increase of $20.8 million, or 1.1%, compared to year-end.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  In fiscal 2013, the broad-based decline in our backlog resulted from the volatility of current economic conditions, and increased ambiguity as to whether the U.S. or the global economy will grow modestly or remain stagnant.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized our Stock Repurchase Program under which we may currently repurchase up to $100 million of our common stock.  In February 2014, our Board of Directors amended the Stock Repurchase Program to authorize the repurchase of up to $30 million of the $100 million Stock Repurchase Program in open market purchases through September 2014, revise the pricing parameters and to extend the program through fiscal 2014.  Stock repurchases may be made on the open market or in privately negotiated transactions with third parties.  Because the repurchases under the Stock Repurchase Program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  From the inception of the Stock Repurchase Program through June 29, 2014, we repurchased through open market purchases a total of 1.8 million shares at an average price of $25.50 per share, for a total cost of $46.6 million.

A summary of the repurchase activity for the nine months ended June 29, 2014 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (2)

September 30, 2013 – October 27, 2013	—	$—	—	$80,000,000
October 28, 2013 – November 24 2013	—	—	—	80,000,000
November 25, 2013 – December 29, 2013	—	—	—	80,000,000
December 30, 2013 – January 26, 2014	—	—	—	80,000,000
January 27, 2014 – February 23, 2014	70,700	28.57	70,700	77,980,119
February 24, 2014 – March 30, 2014	155,300	29.57	155,300	73,388,335
March 31, 2014 – April 27, 2014	120,600	28.95	120,600	69,897,187
April 28, 2014 – May 25, 2014	427,190	26.25	427,190	58,684,703
May 26, 2014 – June 29, 2014	199,661	26.66	199,661	53,361,801

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

31.1                  Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2                  Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1                  Certification of Chief Executive Officer pursuant to Section 1350.

32.2                  Certification of Chief Financial Officer pursuant to Section 1350.

95                            Mine Safety Disclosure.

101        The following financial information from our Quarterly Report on Form 10-Q, for the period ended June 29, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

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

Dated: August 4, 2014	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)