Form 10-K
period 2014-09-28
TETRA TECH INC
filed 2014-11-19
CIK 831641

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2014
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

The aggregate market value of the registrant's common stock held by non-affiliates on March 28, 2014, was $1.9 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

On November 10, 2014, 62,605,098 shares of the registrant's common stock were outstanding.

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

 PART I

Item 1.    Business

General

              Tetra Tech, Inc. is a leading provider of consulting, engineering, program management, and construction management services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, and energy. We typically begin at the earliest stage of a project, leading with science, identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and development, information technology, engineering, design, construction management, and operations and maintenance.

              We are a global provider of consulting and engineering services, renowned for our leadership in water-related services for public and private clients. Engineering News-Record ("ENR"), the leading trade journal for our industry, ranks firms by size of revenue. ENR has ranked us the number one water services firm for the past eleven years, most recently in its April 2014 "Top 500 Design Firms" issue. In 2014, Tetra Tech was also ranked number one in water treatment/desalination, water treatment and supply, environmental management, environmental science, consulting studies, solid waste, power operation and maintenance, and wind power. ENR ranks Tetra Tech among the largest 10 firms in numerous other service lines, including engineering/design, chemical and soil remediation, site assessment and compliance, hazardous waste, industrial processes, and manufacturing.

              Our focus on science and consulting and our ability to apply our skills to developing solutions for water management across a wide array of public and private sector needs has diversified our client base, expanded our geographic reach, and increased our ability to service both existing and emerging markets. We currently have approximately 14,000 staff worldwide, and most are located in North America.

 Mission

              Our mission is to be the premier worldwide consulting and engineering firm, focusing on water, environment, infrastructure, resource management, and energy. The following core principles form the underpinning of how we work together to serve our clients:

  •
  Service.  We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet their needs.

  •
  Value.  We solve our clients' problems as if they were our own. We develop and implement real-world solutions that are innovative, efficient and practical.

  •
  Excellence.  We bring superior technical capability, disciplined project management, and excellence in safety and quality to all of our services.

  •
  Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company, encouraging a diverse workforce, and ensuring a safe workplace.

Industry Overview

              We are part of the global consulting and engineering industry that serves public and private clients by addressing fundamental needs for water, environment, infrastructure, resource management, and energy. Our industry provides clients with the technical studies, planning, engineering, design, and construction management services that respond to their needs. The industry's clients vary in size and scope from small local public agencies and private companies to national governments and large multi-national corporations. These clients seek service firms with high-caliber technical expertise, practical experience, multi-disciplinary capabilities and the global reach needed to analyze their problems in order to develop and implement the most appropriate, cost-effective solutions.

              Many government and commercial organizations face complex challenges due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, demand for new infrastructure in emerging economies, and diversification and development of sustainable energy resources. As a global company with a local presence in many areas around the world, we provide the breadth of technical knowledge and capabilities to solve our clients' diverse and challenging problems.

              Our water services support government agencies responsible for managing water supply, wastewater treatment, stormwater management, and flood protection. Our water services also support private sector clients that require water supply and treatment for industrial processes. We help our clients develop water supplies and manage water resources, while addressing a wide range of local and national government requirements and policies. We provide essential support for water and site management needs for resource extraction in the oil and gas and mining industries. Our water and environmental markets also include both government and commercial clients that are working to restore contaminated areas and protect and manage future uses. Our infrastructure market includes a broad range of engineering services for water management and conveyance, transportation, public and commercial buildings, and related community needs. Our infrastructure services include mechanical, civil, and electrical engineering solutions designed to provide resilient and long-term solutions sensitive to changing climate and development needs, and emerging economies. Our resource management services provide support for the safe, sustainable extraction of necessary mineral resources and oil and gas, including a wide range of services to meet water, environment, energy, and infrastructure-related needs, sometimes in remote regions of the world. Our energy market consists of both government and commercial clients that seek to develop energy resources, identify energy efficiency enhancements, and support the development of energy transmission and distribution corridors.

              Increasingly, the consulting and engineering industry is being asked to provide integrated solutions in a global marketplace. Large firms such as ours can offer fully integrated services, from front-end data collection, analysis, and design, through implementation. Large firms that offer integrated solutions differentiate themselves from smaller firms that generally offer niche services by providing fully integrated sustainable solutions that provide lasting value to our clients. As a large company with a history of leading with science, we are ideally suited to providing interdisciplinary solutions across our water and related service lines.

              Public policy, demand for resources, infrastructure development challenges, and natural forces constantly shape changes in our industry. Public concern over environmental issues, especially water quality, has been a driving force behind numerous regulations and changes in public policies and practices. Public and private clients are increasingly focused on water management, resilient infrastructure, and sustainable energy planning. Fluctuations in weather patterns and extreme events, such as prolonged droughts, and more frequent flooding, are driving concerns over the reliability of water supplies, the need to protect coastal areas, and upgrade flood management in metropolitan areas. Energy policies, resource limitations and concern about climate change have encouraged the implementation of energy conservation measures, retrofits to existing structures, upgrades to energy transmission infrastructure, and the development of renewable energy resources. Governments are using international development as a foreign policy tool to help developing nations to overcome numerous challenges, including challenges related to access to potable water, agricultural programs, and human health.

The Tetra Tech Strategy

              To continue our successful growth and maintain a competitive position, we have implemented the following strategy that is integral to our future success:

              Start with Science.    We typically start with science at the onset of a project, building on our staff's strong technical and interdisciplinary expertise in natural and physical science and engineering. This strength allows us to effectively evaluate and recommend potential solutions to our clients' problems. Our scientists and engineers collect and interpret vast and diverse data sources to develop sustainable engineering solutions for our clients.

              Capitalize on our Extensive Technical and Multi-Disciplinary Experience.    Since our inception, we have provided innovative consulting and engineering services, focusing on cost-effective solutions to all aspects of water resource management. Interdisciplinary solutions are derived through teams of experts across our disciplines and build on an experience base of thousands of completed projects. Our services are provided by a wide range of professionals, including archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers, and toxicologists.

              Global Coverage and Local Delivery.    We believe that proximity to our clients is instrumental to integrating global experience and resources with an understanding of local conditions and needs. We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth. Our base of operations in North America and network of international offices provide a platform from which we can respond to the global need for essential water, environment, and energy services. Over the past year, we worked in over 100 countries, helping government and private sector clients address complex water, environment, energy, and related infrastructure needs.

              Leverage Existing Client Base.    We believe that we can effectively expand our service offerings to existing clients, providing them with access to additional technical resources, and provide both high-end planning and comprehensive solutions across multiple disciplines. For our global clients, we are leveraging our localized project experience and relationships to provide increasingly broader support for their worldwide operations.

              Identify and Expand into New Business Areas.    We use our consulting services and specialized technical services as entry points to expand into adjacent business areas. After our consulting practice is established in a new business area, we can expand our operations by offering additional technical services. For example, based on our work in watershed management consulting, we identify adjacent opportunities and expand into water infrastructure and engineering services.

              Focus on Large, Complex and Interdisciplinary Projects.    We continue to focus on expanding our public and private sector services by bidding on complex projects that are at the leading edge of policy and technology development. We develop integrated, sustainable solutions by combining our interdisciplinary capabilities in water, environment, infrastructure, resource management, and energy.

              Focus on Cash Generation.    We take a disciplined approach to monitoring, managing, and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

              Actively Attract, Recruit and Retain Strategic Hires.    We focus on attracting and retaining top-quality individuals who provide innovative thinking, technical skills, teamwork, and dedication to maintaining long-term client relationships. Our combination of high-end science and consulting with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to recruit and retain top quality talent. Our full-service capabilities, internal networking programs, entrepreneurial environment, focus on technical excellence, and global project portfolio help to attract and retain highly qualified individuals.

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

 Reportable Segments

              In fiscal 2014, we managed our business under three reportable segments. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2014	2013	2012
Engineering and Consulting Services	38.8%	39.6%	42.6%
Technical Support Services	36.7	35.7	37.7
Remediation and Construction Management	28.3	27.8	22.9
Inter-segment elimination	(3.8)	(3.1)	(3.2)

	100.0%	100.0%	100.0%

              The Engineering and Consulting Service ("ECS") segment and Technical Support Services ("TSS") segment provide consulting and engineering services across our markets. The Remediation and Construction Management ("RCM") segment supports primarily construction and remediation-related services, often in support of the other segments.

              In the fourth quarter of fiscal 2014, we conducted a strategic review of our business. As a result, we initiated the realignment of our business to focus on our core front-end consulting and engineering business, which is highly differentiated in the marketplace. These services are primarily performed in the ECS and TSS segments. The RCM activities that closely align with our core business, including environmental remediation, oil and gas, solid waste, and utilities-related work, have been integrated into our front-end business. We plan to exit all other activities in the RCM segment in fiscal 2015.

              Beginning in fiscal 2015, we reorganized our core operations to better align them with our markets, resulting in two renamed reportable segments. We will report our federal water, environment, and infrastructure activities in the Water, Environment and Infrastructure ("WEI") reportable segment. Our Resource Management and Energy ("RME") reportable segment will include our oil and gas, energy, global mining, waste management, remediation, utilities, and international development services. These changes are expected to produce significantly higher margins and more predictable results, while better enabling us to address our customers seamlessly. We will report the results of the wind-down of our non-core construction activities in the RCM segment.

              Further descriptions of our WEI and RME segments are included below under "2015 Reportable Segments". For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, "Risk Factors" of this report.

Engineering and Consulting Services

              ECS provides front-end science, consulting engineering and project management services in the areas of water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

              Public concern with the quality of rivers, lakes, streams, and coastal and marine waters, and the ensuing legislative and regulatory response, is driving demand for our services. More recently, two important factors have raised the visibility of the need for surface water management: competition for water resources and climate variations, such as those that cause increasingly severe droughts and floods. Over more than four decades, we have developed a specialized set of technical skills that position us to compete effectively for surface water and watershed management projects.

              Our public sector practice include providing water, environment and infrastructure services to U.S. federal government clients such as the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Defense ("DoD"), the U.S. Department of Energy ("DOE"), and a broad range of government clients across the United States and Canada. We provide surface water master planning and modeling services to municipal government agencies in the United States and Canada, particularly in the areas of watershed management, climate adaptation analysis, flood control, and the optimal management of waste water, stormwater, and combined sewer overflow ("CSO") systems.

              Our consulting and engineering design services are applied to numerous aspects of water quality and quantity management, including major water and wastewater treatment plants, combined sewer storage and separation, water reuse programs, regional stormwater management and green infrastructure design, and drainage and flood control. Our experience includes planning, permitting, design, and construction management services for water treatment facilities, desalination facilities and water distribution systems, including pipelines and pump stations. We also support master planning, permitting, design, and construction of water-related redevelopment projects, and parks and river corridor restoration projects. We provide a broad base of commercial clients, with water supply, water treatment, and water reuse services including those in the aerospace, chemical, energy, mining, oil and gas, pharmaceutical, retail, and utility industries.

              We offer plant engineering services for commercial and industrial clients, including mining and metals, oil and gas, and the chemical and petrochemical industries. We have supported the industrial water management needs of clients in the production of base, rare, ferrous, and agricultural minerals. We help renovate, upgrade, and modernize industrial water supply, and address their water treatment and water reuse needs. We also provide plant engineering, project execution, program management, and full engineering, procurement and construction management ("EPCM") services for industrial water treatment projects throughout North America.

              We provide engineering, architecture, construction management, and technical services for transportation projects that provide resilient and safe mobility. Our transportation projects include roadway monitoring and asset management services, innovative stormwater management, and supporting our clients in collecting condition data, optimizing upgrades, and long-term planning for expansion. Our transportation related services include multi-model design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors. We provide design solutions to repair, replace, and upgrade older transportation infrastructure, including specialized logistical and modeling support for traffic routing during upgrades.

              We provide our infrastructure services in extreme and remote areas by providing specialized services that are adapted to local resources, by minimizing environmental disturbance, and considering potential climate change impacts in our designs. For example, we provide consulting and construction services to owners of transportation, mining, energy, and community infrastructure in the Arctic and areas of permafrost around the globe. In this extreme environment where temperatures can drop below -50 °C (-58 °F), we provide adaptive engineering and scientific services that reach beyond traditional approaches. We are one of the few firms that are capable of providing full life-cycle services for northern development. We offer these arctic engineering services during all project phases: exploration and project planning; feasibility studies, design, and permitting; EPCM and construction; and operation, decommissioning, and reclamation.

              We provide planning, architectural, and engineering services for U.S. federal, state and local government and commercial facilities and related infrastructure needs including military housing, educational, institutional, corporate headquarters, healthcare, and research facilities. We specialize in designing resilient, sustainable facilities and infrastructure that address environmental impacts, water use, waste disposal needs, and power usage. We apply innovative techniques to site preparation, master planning, stormwater and water management, site remediation, wetlands mitigation, and a broad range of low impact design techniques for site development.

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

              We offer plant engineering services for clients in heavy industry, including mining and metals, and oil sands, as well as for those in the chemical and petrochemical industries. We have supported the industrial processes needs of clients with expertise in the production of base, rare, ferrous, and agricultural minerals. We help renovate, upgrade, and modernize industrial facilities, including concentrators, smelters and refineries. We also provide plant engineering, project execution, program management, and full EPCM services for industrial process projects throughout North America.

              We provide a wide range of consulting and engineering services for solid waste management, including landfill design and management, throughout the United States and Canada. We provide design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, oil and gas containment, mining, utilities, aquaculture, and other industrial clients.

              We offer a full range of services for mining projects worldwide, including resource assessment, mine development, operations support, and closure/remediation. Our full-service mining services team includes geologists, metallurgists, mine engineers, environmental scientists, and water specialists. We address tough challenges in engineering design, procurement, and construction to support all areas of mine operations, including underground and open pit operations, surface infrastructure, mills and process plants, power generation and transmission projects, water treatment, tailings management, and regulatory compliance.

Technical Support Services

              TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, energy, oil and gas, technical government consulting, and building and facilities.

              We support oil and gas clients in the upstream, midstream and downstream market sectors. Our services include environmental support, siting studies, strategic planning and analyses, design of well pads and surface impoundments for drilling sites, water management for exploration activities, design of midstream pipelines and associated pumping stations and storage facilities, construction monitoring, biological and cultural assessments, site investigations, and hazardous waste site remediation. We provide services to oil and gas clients primarily in the United States, including the shale basins, and midstream services, especially pipeline planning and design.

              We provide a full range of services to electric power utilities and independent power producers worldwide, ranging from macro-level planning, management, and advisory services to project-specific environmental, engineering, and construction management services. For utilities and governmental agencies regulating power, we provide policy and regulatory development, utility management and privatization, power asset evaluation and management, and transaction support services. For energy developers and owners of renewable and conventional power generation facilities, as well as transmission and distribution assets, we provide environmental, engineering, procurement, and operations and maintenance services for all project phases. Our projects range from hydropower, to onshore and offshore wind facilities and solar farms, to liquefied natural gas facilities.

              We provide comprehensive services for environmental planning, cleanup, and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products. Our services cover all phases of the remedial planning process, starting with emergency response and initial site assessment through removal actions, remedial design, and implementation management. Sites range from small properties undergoing voluntary cleanup, to brownfields redevelopment projects, to DoD installations, to some of the largest and most complex Superfund sites in the United States. We support both commercial and government clients in planning and implementing remedial activities at numerous sites around the world. We also provide a broad range of environmental analysis and planning services to ensure that our clients are implementing their operations in a sustainable manner. Our services include air quality management, regulatory compliance, information management and geographic information systems, radiation protection and health physics, risk management, pollution prevention and control, radioactive and hazardous waste management, National Environmental Policy Act ("NEPA") services, and environmental response training.

              In international development, we provide services to many donor agencies, primarily to the U.S. Agency for International Development ("USAID"), to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy, and increase economic growth. We plan, design, implement, research, and monitor projects in the broad areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships. We build capacity and strengthen institutions in areas such as global health, energy sector reform, utility management, food security, and local governance. We currently provide international development services in numerous countries around the world, working for the U.S. Department of State ("DoS"), USAID, and the Millennium Challenge Corporation ("MCC").

Remediation and Construction Management

              RCM provides full-service support, including construction and construction management, to all of our client sectors, including U.S. federal and state and local government agencies, and commercial clients worldwide, in the areas of environmental remediation, infrastructure development, solid waste management, energy, and oil and gas.

              We provide environmental remediation and reconstruction services to evaluate and restore lands to beneficial use. Under the U.S. federal government's Base Realignment and Closure ("BRAC") Act, we help remediate and restore facilities at military locations in the United States and around the world. We also manage large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use. Environmental remediation also includes activities to identify, evaluate, and destroy unexploded ordinance ("UXO"), both domestically and internationally. We support utilities in implementing infrastructure needs, including broadband and other wired utilities in the United States.

Project Examples

              The following table presents brief examples of projects in our three segments during fiscal 2014:

Segment	Representative Projects
ECS

•

Assisting the EPA Office of Wastewater Management in conducting the Clean Watersheds Needs Survey to assess financial needs for constructing wastewater treatment plants and other water-related infrastructure.

• Providing watershed planning and modeling services for City of Los Angeles, California to address water quality and optimize stormwater management program needs.
• Providing engineering design and environmental management services to the U.S. Army Corps of Engineers ("USACE") for the Port of Miami channel deepening environmental mitigation program.

•

Providing a CSO control strategy that improves real time control (RTC) rules, to reduce overflows, maximize use of retention in the system, and improve operational efficiency, in the City of Edmonton, Alberta, Canada.

•

Providing engineering design services to the City of San Antonio, Texas for the planning and design of a 30 million gallons per day reverse osmosis brackish groundwater water supply treatment system, which will be the largest of its kind in the United States when completed.

• Providing transportation planning, data collection, and design services for the Province of Alberta, Canada; with specialized expertise in arctic region infrastructure.
TSS

•

Providing technical, analytical and programmatic support under the EPA's Brownfields and Land Revitalization Program to promote the assessment, cleanup and revitalization of properties affected by the presence or potential presence of hazardous substances, pollutants, and other contaminants.

•

Providing support to EPA's Climate Change Division to reduce emissions of methane, a potent greenhouse gas and potential source of clean energy. Supporting EPA's Natural Gas STAR, and AgStar programs.

• Working with USAID to implement public-private partnerships for electric generation and distribution of energy to poor and developing countries in Africa.

Segment	Representative Projects
• Supporting the government of Afghanistan to empower women and increase gender diversity in all aspects of government activities and functions.
• Providing specialty marine impact studies, permitting services, biological and cultural resources surveys, design, and construction support for NextEra Energy.

•

Providing engineering, detailed design and construction monitoring for multiple oil and gas midstream pipeline companies such as Enbridge Inc., Kinder Morgan Energy Partners, L.P., and Plains All American Pipeline, L.P.

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

• Providing turn-key design, construction, dredging, and treatment services for the Lower Fox River remediation and clean-up project.
• Providing construction and remediation services to mining clients in support of mine closure activities.

Clients

              We provide services to a diverse base of international, U.S. commercial, U.S. federal, and U.S. state and local government clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2014	2013	2012
International (1)	25.9%	26.7%	24.5%
U.S. commercial	28.9	26.5	26.5
U.S. federal government (2)	30.9	31.8	37.2
U.S. state and local government	14.3	15.0	11.8

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

              U.S. federal government agencies are significant clients. The DoD accounted for 11.7%, 12.1% and 14.4% of our revenue in fiscal 2014, 2013 and 2012, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. In

Canada, we work for several provinces and a variety of local jurisdictions. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2014.

              The following table presents a list of representative clients in fiscal 2014 in our reportable segments.

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
ECS	DoD; EPA; Federal Aviation Administration ("FAA"); General Services Administration; International Boundary and Water Commission; National Oceanic and Atmospheric Administration ("NOAA"); USACE; USAF; USAID; U.S. Bureau of Reclamation; U.S. Department of the Interior, Bureau of Land Management; U.S. Coast Guard ("USCG"); U.S. Forest Service ("USFS"); USN	California Department of Water Resources; Cities of Atlanta, Georgia; Los Angeles, California, San Diego, California, and Seattle, Washington; Counties of Los Angeles, Orange and Ventura, California; Louisiana Office of Coastal Protection and Restoration; Michigan, Seattle and Washington State Department of Transportation ("DOTs"); Plaquemines Parish Government, Louisiana; Port of Los Angeles, California; Port of Long Beach, California; Prince George's County, Maryland; State of Wyoming	Barrick Gold Corp.; Chevron Mining Inc.; ConocoPhillips Co.; Exxon Mobil Corp.; General Motors; Kinder Morgan Energy Partners, L.P.; The Mosaic Co.; Nevada Copper Corp.; Newmont Mining Corp.; Suncor Energy Inc.; Waste Management, Inc.	Alberta Transportation; Cameco Corp.; Chevron Corp.; City of Calgary, Alberta; City of Winnipeg, Manitoba; Hydro One Incorporated; Hydro-Quebec; Ontario Power Generation Inc.; Panama Canal Authority; Shell Canada Limited; Terrane Metals Corp.; Winnipeg Airports Authority Inc.; Yukon Zinc Corporation

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
TSS	DOE; DoS; Department of Homeland Security; EPA; MCC; National Aeronautics and Space Administration; National Guard Bureaus; National Nuclear Security Administration; NOAA; USAF; USACE; USAID; USCG; USFS; U.S. Missile Defense Agency ("MDA"); USN; U.S. Transportation Security Administration	Cities of Chicago, Illinois, Fort Pierce, Florida, Kansas City, Missouri and Los Angeles, California; Ports of Los Angeles and San Diego, California; Public Utility Commission of Texas; States of California, Massachusetts, Missouri, Montana, New Jersey, New York, North Dakota, Pennsylvania and Wisconsin; South Florida Water Management District	Alcoa Inc.; Appalachia Midstream Services, LLC; AT&T Inc.; Carson Marketplace, LLC; Chartis Inc.; ConocoPhillips Co.; DCP Midstream; Deep Water Wind New England, LLC; Dominion; D.R. Horton, Inc.; El Paso Corp.; El Paso Energy Corporation; Enbridge Inc.; Excelerate Energy; Exxon Mobil Corp.; Ford Motor Co.; GE Hitachi Nuclear Energy; Idaho Power; Lockheed Martin Corp.; McClellan Business Park, LLC; Mitsubishi Nuclear Energy; NextEra Energy Resources, LLC; Occidental Chemical Corporation; Portland General Electric; Range Resources-Appalachia, LLC; Southern California Gas Company; Sunoco Logistics; W.R. Grace & Co.	Gamesa Corporacíon Tecnológica; EDP Renewables North America, LLC (formerly Horizon Wind Energy, LLC); Iberdrola S.A.; OPMAC Corporation of Japan; Renewable Energy Systems Ltd.; Ridgeline Energy Services, Inc.; RWE AG (Germany); Saudi ARAMCO

Representative Clients
Reportable Segment	U.S. Federal Government	U.S. State and Local Governments	U.S. Commercial	International
RCM	DoD; The Naval Facilities Engineering Command; USACE; USAID; USAF Civil Engineering Center; USCG	New Jersey Turnpike Authority; New York State and North Carolina DOTs; Orlando Utilities Commission	Alcoa Inc.; AT&T Inc.; Chevron Corp.; Cogentrix Energy, LLC; Comcast Corp.; CPV Keenan II Renewable Energy Co., LLC; Idaho Power Co.; Invenergy Wind LLC; Lower Fox River Remediation, LLC; NextEra Energy Resources, LLC; Noble Constructors, LLC; Verizon Communications Inc.; Waste Management, Inc.	Atco Pipelines; Cameco Corporation; Plains Midstream Canada ULC; Shell Canada Ltd.; Williams Energy Canada ULC

2015 Reportable Segments

              As described above, we realigned our operations beginning in fiscal 2015. The operations of the WEI and RME business groups were aligned to support the development and implementation of services by market sector across our global operations. The alignment includes the placement of our oil and gas, mining, and energy services in the RME group. The types of work to be performed in the WEI and RME segments are described below.

Water, Environment and Infrastructure

              WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies. WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients. The primary markets for WEI's services include water management, environmental restoration, government consulting, and a broad range of civil infrastructure requirements for facilities, transportation, and regional and local development. WEI's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

              In a resource-constrained world, our experts assist clients in identifying, reducing, and strategically managing their environmental footprint to provide cost savings, mitigate regulatory impacts, institute operational efficiencies, manage assets, develop new business opportunities and promote corporate responsibility. Our services support our clients' efforts to become sustainable by "greening" infrastructure, implementing energy efficiency and resource conservation, using alternative fuels, capturing and sequestering carbon, providing emergency preparedness and response support, and improving water and land resource management. We also provide climate change and strategic management consulting, project implementation, and greenhouse gas inventory assessment, certification, reduction, and management services.

              Our services include the following, which are described in greater detail under "Engineering and Consulting Services" above:

  •
  Providing water, environment, and infrastructure services to a broad range of government clients across the United States and Canada. These services include surface water master planning and modeling, particularly in the areas of watershed management, climate adaptation analysis, flood control, and the optimal management of wastewater, stormwater, and CSO systems.

  •
  Providing consulting and engineering design services that are applied to numerous aspects of water quality and quantity management, including major water and wastewater treatment plants, combined sewer storage and separation, water reuse programs, regional stormwater management and green infrastructure design, and drainage and flood control; supporting master planning, permitting, design, and construction of water-related redevelopment projects, and parks and river corridor restoration projects; and providing water supply, water treatment, and water reuse services.

  •
  Offering plant engineering services for commercial and industrial clients, including mining and metals, oil and gas, and the chemical and petrochemical industries; supporting the industrial water management needs of clients in the production of base, rare, ferrous, and agricultural minerals; helping to renovate, upgrade, and modernize industrial water supplies, and address water treatment and water reuse needs; and providing plant engineering, project execution, and program management services for industrial water treatment projects throughout North America.

  •
  Providing engineering, architecture, construction management, and technical services for transportation projects, including roadway monitoring and asset management services, collecting condition data, optimizing upgrades, and long-term planning for expansion; providing multi-model design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing solutions to repair, replace, and upgrade older transportation infrastructure.

  •
  Providing infrastructure services in extreme and remote areas by using specialized techniques that are adapted to local resources, while minimizing environmental impacts, and considering potential climate change impacts. These include providing consulting and construction services to owners of transportation, mining, energy, and community infrastructure in the Arctic and areas of permafrost around the globe.

  •
  Providing planning, architectural, and engineering services for U.S. federal, state and local government, and commercial facilities and related infrastructure needs including military housing, and educational, institutional, corporate headquarters, healthcare, and research facilities; providing civil, electrical, mechanical, structural, plumbing, and fire protection engineering and design services for buildings and surrounding developments around the world; and providing engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities, and emergency preparedness facilities.

  •
  Providing technology systems integration to support data management, data processing, communications and outreach, and systems development; providing systems analysis and information management to optimize the U.S. National Airspace System and related aviation systems; and supporting research and technical services for national-scale water resource and environmental data management, including archiving and statistical analysis.

              In addition, WEI provides the following:

  •
  A broad spectrum of professional and technical services, including advisory and assistance services, to supplement and support the internal staff of our U.S. federal government clients. These services include facility planning and operational support, infrastructure development and management, human resource management, program and logistics management, engineering, test and evaluation, information technology, and administrative support.

  •
  Comprehensive services for environmental planning, cleanup, and reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products, which cover all phases of the remedial planning process, starting with emergency response and initial site assessment through removal actions, remedial design and implementation management; and supporting both commercial and government clients in planning and implementing remedial activities at numerous sites around the world, and providing a broad range of environmental analysis and planning services.

Resource Management and Energy

              RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs. RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies. The primary markets for RME's services include oil and gas, energy, mining, remediation, utilities, waste management, and international development. RME's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance. RME supports EPCM for full service implementation of commercial projects, especially for oil and gas, industrial, and mining customers.

              Our services include the following, which are described in greater detail under "Technical Support Services" above:

  •
  Supporting oil and gas clients across North America in the upstream, midstream, and downstream market sectors. Our services include environmental support, siting studies, strategic planning and analyses, design of well pads and surface impoundments for drilling sites, water management for exploration activities, design of midstream pipelines and associated pumping stations and storage facilities, construction monitoring, design and construction management for downstream sustaining capital projects, biological and cultural assessments, site investigations and hazardous waste site remediation.

  •
  Providing a full range of services to electric power utilities and independent power producers worldwide, ranging from macro-level planning, management, and advisory services to project-specific environmental, engineering, and construction management services. For utilities and governmental agencies regulating power, services include policy and regulatory development, utility management and privatization, power asset evaluation and management, and transaction support services. For energy developers and owners of renewable and conventional power generation facilities, as well as transmission and distribution assets, services include environmental, engineering, procurement, and operations and maintenance services for all project phases.

  •
  Providing international development services to many donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy, and increase economic growth; planning, designing, implementing, researching, and monitoring projects in the areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships; building capacity and strengthening institutions in areas such as global health, energy sector reform, utility management, food security, and local governance.

              In addition, RME provides the following:

  •
  Plant engineering services for clients in heavy industry, including mining and metals, and oil sands, as well as for those in the chemical and petrochemical industries; supporting the industrial process needs of clients with expertise in the production of base, rare, ferrous, and agricultural minerals; helping to renovate, upgrade, and modernize industrial facilities, including concentrators, smelters, and refineries; and providing plant engineering, project execution, program management, and full EPCM services for industrial process projects throughout North America.

  •
  A wide range of consulting and engineering services for solid waste management, including landfill design and management, throughout the United States and Canada; providing design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, oil and gas containment, mining, utilities, aquaculture, and other industrial clients; designing and installing geosynthetic liners for large lining and capping projects, as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.

  •
  A full range of services for mining projects worldwide including resource assessment, mine development, operations support, and closure/remediation; addressing challenges in engineering design, procurement, and construction to support all areas of mine operations, including underground and open pit operations, surface infrastructure, mills and process plants, power generation and transmission projects, water treatment, tailings management, and regulatory compliance.

  •
  Environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, including the identification, evaluation, and destruction of UXO, both domestically and internationally. Under the BRAC Act, helping to remediate and restore facilities at military locations in the United States and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use.

  •
  Supporting utilities in the United States in implementing infrastructure needs, including broadband and other wired utilities.

Remediation and Construction Management

              We plan to exit all remaining work performed in this segment primarily in fiscal 2015, and thereafter report financial results primarily through our WEI and RME segments.

 Contracts

              Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2014	2013	2012
Fixed-price	45.3%	42.9%	40.2%
Time-and-materials	36.3	39.2	40.8
Cost-plus	18.4	17.9	19.0

	100.0%	100.0%	100.0%

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

              Some of our operating units have contracts with the U.S. federal government that are subject to audit by the government, primarily by the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate a contractor's policies, procedures, controls, and performance; and (iii) prevent or avoid wasteful, careless, and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies, and financial capability; evaluates the accuracy, reliability, and reasonableness of our cost representations and records;

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

              The DCAA reviews all types of U.S. federal government proposals, including those of award, administration, modification, and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the U.S. federal government may disallow costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable, and allowable are recoverable. A disallowance of costs by the U.S. federal government could have a material adverse effect on our financial results.

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

              We provide our services under contracts, purchase orders, or retainer letters. Our policy requires that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.

Marketing and Business Development

              Our corporate management team establishes the scope and range of services we provide and our overall business strategy. Our on-going strategic planning defines and guides our investment in marketing and business development toward priority programs and growth markets. Our centralized business development support group develops corporate marketing materials, conducts market research, and manages promotional and professional activities, including appearances at trade shows, direct mailings, advertising, and public relations.

              Business development activities are implemented by our technical and professional management staff throughout the company. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations, and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal technical and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies through to construction management and operations. Our information technology systems provide the support for a variety of data needs including skills search tools, business development tracking, and collaboration.

              For our major focus areas, consistent with our strategic plan, we have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids, and help us build interdisciplinary teams for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate, and position for future procurements and emerging programs.

Sustainability Program

              Our Sustainability Program allows us to encourage, coordinate and report on actions to minimize our collective impacts on the environment. Our Sustainability Program has three primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; and Processes – the internal policies and processes that promote sustainable practices, reduce costs, and minimize environmental impacts. We have established a clear set of metrics to evaluate our progress toward our sustainability goals. We continuously implement sustainability-related policies and practices, and we assess the results of our efforts in order to improve upon them in the future.

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

Acquisitions and Divestitures

              Acquisitions.    We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence, and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. Successful integration and implementation are essential to achieving favorable results. Accordingly, no assurance can be given that any acquisition will provide accretive results.

              Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt, or securities, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flow. All acquisitions require the approval of our Board of Directors, and those in excess of a certain size require the approval of our lenders.

              For detailed information regarding acquisitions, see Note 5, "Mergers and Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.

              Divestitures.    To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in fiscal 2014 and 2013.

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

              We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC PLC; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CDM Smith Inc.; CH2M HILL Companies, Ltd.; Chemonics International, Inc.; Foster Wheeler AG; GHD; ICF International, Inc.; Jacobs Engineering Group Inc.; Leidos, Inc., Michael Baker International, LLC; MWH Global, Inc.; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; Weston Solutions, Inc.; Willbros Group, Inc.; and WSP Global Inc.

Backlog

              We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2014 will be recognized as revenue in fiscal 2015, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

              At fiscal 2014 year-end, our backlog was $2.0 billion, an increase of $97.6 million, or 5.1%, compared to fiscal 2013 year-end. Approximately $800 million and $1.1 billion of our backlog at the end of fiscal 2014 related to our new WEI and RME segments, respectively. The remaining backlog relates to the wind-down of non-core construction projects in our RCM segment. The overall increase in our backlog was primarily driven by the growth in our oil and gas business due to our continued expansion in North America.

Regulations

              We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

              Environmental.    A significant portion of our business involves planning, design, program management, and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste or U.S. Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.

              Some environmental laws, such as the Superfund law and similar state and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters, and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills, and events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or the cessation of remediation activities.

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

              We maintain a comprehensive general liability insurance policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability and contractor's pollution liability insurance policies. We believe that both policies provide adequate coverage for our business. When we perform higher-risk work, such as fixed-price remediation, we obtain the necessary types of insurance coverage for such activities, as is typically required by our clients.

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

              We evaluate the risk associated with insurance claims. If we determine that a loss is probable and reasonably estimable, we establish an appropriate reserve. A reserve is not established if we determine that a claim has no merit or is not probable or reasonably estimable. Our historic levels of insurance coverage and reserves have been adequate. However, partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

Employees

              At fiscal 2014 year-end, we had approximately 14,000 staff. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers, and toxicologists. Approximately 400 employees are represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We consider the current relationships with our employees, including those represented by unions, to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Executive Officers of the Registrant

              The following table shows the name, age and position of each of our executive officers at November 18, 2014:

Name	Age	Position
Dan L. Batrack	56	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	50	Executive Vice President, Chief Financial Officer and Treasurer

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

Name	Age	Position
James R. Pagenkopf	63	Executive Vice President and President of Water, Environment and Infrastructure

Mr. Pagenkopf has served as the President of WEI (formerly ECS) since September 2009. He has over 38 years of experience with us in both technical and management roles, including project and program manager, office manager, group manager, Vice President, and operating unit president. Mr. Pagenkopf's academic and professional background is in the development and application of hydrodynamic and water quality models, which he has applied in more than 200 projects throughout the United States and internationally. He has served as program manager on several large technical support contracts for U.S. federal agencies, including the EPA and USACE. His work with the EPA's Office of Water has included the management of several contiguous multi-year contracts for the National Watershed Protection and Municipal Wastewater Programs. He has also conducted planning and engineering studies for several USACE Districts on coastal protection and restoration. Mr. Pagenkopf holds a B.S. in Civil Engineering from Valparaiso University and an M.S. in Civil Engineering from the Massachusetts Institute of Technology.

Ronald J. Chu	57	Executive Vice President and President of Resource Management and Energy

Mr. Chu has served as the President of RME (formerly TSS) since June 2007. He has more than 16 years of experience with us, and has served in various technical and management capacities, including project and program manager, office manager, regional manager and Chief Operating Officer for TSS. Mr. Chu was named a Vice President in 2001, and has served as president of several subsidiary companies during his tenure with us. He began his career as a civil/sanitary engineer in 1981 and entered the environmental consulting field in 1984. His career has included management of major assessment, engineering and remediation programs for major oil and gas companies, Fortune 100 manufacturers, energy suppliers, and government agencies. Mr. Chu is a registered professional engineer in several states and has authored numerous technical articles. He holds a B.S. in Civil Engineering from Northeastern University and an M.S. in Environmental Engineering from the University of Southern California.

Name	Age	Position
Frank C. Gross, Jr.	58	Executive Vice President and President of Remediation and Construction Management

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

William R. Brownlie	61	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

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

Richard A. Lemmon	55	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Name	Age	Position
Janis B. Salin	61	Senior Vice President, General Counsel and Secretary

Ms. Salin joined us in February 2002. For the prior 18 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie in Los Angeles (which merged into Bingham McCutchen LLP in 2003), and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Craig L. Christensen	61	Senior Vice President, Chief Information Officer

Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. ("NUS") subsidiary. Mr. Christensen is responsible for our information services and technologies, including the implementation of our enterprise resource planning system. Previously, Mr. Christensen held positions at NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance, and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.

Michael A. Bieber	46	Senior Vice President, Corporate Development

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

Name	Age	Position
Leslie L. Shoemaker	57	Senior Vice President, Chief Strategy Officer and Infrastructure Group President

Dr. Shoemaker joined us in 1991, and has served as Senior Vice President of Strategic Initiatives since 2008. In November 2014, she was named Senior Vice President, Chief Strategy Officer and Infrastructure Group President. She supports the CEO in the definition of our vision and direction, and advancing our strategic growth initiatives. Dr. Shoemaker leads the Infrastructure Group across our global operations, developing and implementing new strategies for expanding our services in core water and infrastructure programs, and integrating our data/analysis/design capabilities to provide the most efficient sustainable infrastructure solutions for our clients around the world. Dr. Shoemaker has for the past decade coordinated our internal networks that link our scientists and engineers across our operations. She has more than 25 years of industry experience and has previously served in various technical and management capacities, particularly in the field of integrated water management and modeling. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Kevin P. McDonald	55	Senior Vice President, Corporate Human Resources

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

Name	Age	Position
Brian N. Carter	47	Senior Vice President, Corporate Controller and Chief Accounting Officer

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

              General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, increased energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions. These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry. If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2014, our business, financial condition, and results of operations may be materially and adversely affected.

Our annual revenue, expenses, and operating results may fluctuate significantly, which may adversely affect our stock price.

              Our annual revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

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

  •
  budget constraints experienced by our U.S. federal, and state and local government clients;

  •
  integration of acquired companies;

  •
  changes in contingent consideration related to acquisition earn-outs;

  •
  divestiture or discontinuance of operating units;

  •
  employee hiring, utilization, and turnover rates;

  •
  loss of key employees;

  •
  the number and significance of client contracts commenced and completed during a quarter;

  •
  creditworthiness and solvency of clients;

  •
  the ability of our clients to terminate contracts without penalties;

  •
  delays incurred in connection with a contract;

  •
  the size, scope, and payment terms of contracts;

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

  •
  stock-based compensation expense;

  •
  actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our consolidated financial statements;

  •
  success in executing our strategy and operating plans;

  •
  changes in tax laws or regulations or accounting rules;

  •
  results of income tax examinations;

  •
  the timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;

  •
  speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, and market trends unrelated to our stock; and

  •
  continued volatility in the financial and commodity markets.

              As a consequence, operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits, and financial condition may deteriorate.

              Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing, or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits, and overall financial condition may deteriorate. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding, and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

We derive revenue from companies in the mining industry, which is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of prices for commodities. If economic growth slows or global demand for commodities declines further, then our revenue, profits, and financial condition may deteriorate.

              The businesses of our global mining clients are, to varying degrees, cyclical and have experienced declines over the last two years due to lower global growth expectations and the associated decline in market prices. For example, depending on the market prices of uranium, precious metals, aluminum, copper, iron ore, and potash, our mining company clients may cancel or curtail their mining projects, which could result in a corresponding decline in the demand for our services among these clients. Accordingly, the cyclical nature of the mining market could have a material adverse effect on our business, operating results, or financial condition.

Demand for our oil and gas services fluctuates and a decline in demand could adversely affect our revenue, profits, and financial condition.

              Demand for our oil and gas services fluctuates, and we depend on our customers' willingness to make future expenditures to explore for, develop, produce, and transport oil and natural gas in the United States and Canada. Our customers' willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

  •
  prices, and expectations about future prices, of oil and natural gas;

  •
  domestic and foreign supply of and demand for oil and natural gas;

  •
  the cost of exploring for, developing, producing, and delivering oil and natural gas;

  •
  transportation capacity, including but not limited to train transportation capacity and its future regulation;

  •
  available pipeline, storage, and other transportation capacity;

  •
  availability of qualified personnel and lead times associated with acquiring equipment and products;

  •
  federal, state, provincial, and local regulation of oilfield activities;

  •
  environmental concerns regarding the methods our customers use to produce hydrocarbons;

  •
  the availability of water resources and the cost of disposal and recycling services; and

  •
  seasonal limitations on access to work locations.

              Anticipated future prices for natural gas and crude oil are a primary factor affecting spending by our customers. Lower prices or volatility in prices for oil and natural gas typically decrease spending, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. In addition, should the proposed Keystone XL pipeline project application be denied or further delayed by the U.S. federal government, then there may be a slowing of spending in the development of the Canadian oil sands. Worldwide political, economic, military, and terrorist events, as well as natural disasters and other factors beyond our control, contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

              In fiscal 2014, we generated 45.2% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

              The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our U.S. government contracting business. These and other factors could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies:

  •
  the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end, which would result in the funding of government operations by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives. As a result, U.S. government agencies may delay the procurement of services;

  •
  changes in and delays or cancellations of government programs, requirements, or appropriations;

  •
  budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

  •
  re-competes of government contracts;

  •
  the timing and amount of tax revenue received by federal, and state and local governments, and the overall level of government expenditures;

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

  •
  unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits, or other events that may impair our relationship with federal, state or local governments;

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

              We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor's performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

Our inability to win or renew U.S. government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

              U.S. government contracts are awarded through a regulated procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity ("IDIQ") contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result, pricing pressure may reduce our profit margins on future federal contracts. The increased competition and pricing pressure, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue, and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. In addition, the U.S. federal government has scaled back outsourcing of services in favor of "insourcing" jobs to its employees, which could reduce our revenue. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during regulated procurement processes could harm our operations and significantly reduce or eliminate our profits.

Each year, client funding for some of our U.S. government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

              Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, the impact of the economic downturn on U.S. state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

Our U.S. federal government contracts may give government agencies the right to modify, delay, curtail, renegotiate, or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenue.

              U.S. federal government projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate, or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Any decision by a U.S. federal government client to modify, delay, curtail, renegotiate, or terminate our contracts at their convenience may result in a decline in our profits and revenue.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

              In fiscal 2014, we generated 49.7% of our revenue from U.S. and foreign commercial clients. Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

              Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

              In fiscal 2014, we generated 25.9% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

  •
  imposition of governmental controls and changes in laws, regulations, or policies;

  •
  lack of developed legal systems to enforce contractual rights;

  •
  greater risk of uncollectible accounts and longer collection cycles;

  •
  currency exchange rate fluctuations, devaluations, and other conversion restrictions;

  •
  uncertain and changing tax rules, regulations, and rates;

  •
  the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict, and greater physical security risks, which may cause us to leave a country quickly;

  •
  logistical and communication challenges;

  •
  changes in regulatory practices, including tariffs and taxes;

  •
  changes in labor conditions;

  •
  general economic, political, and financial conditions in foreign markets; and

  •
  exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

              For example, an ongoing government investigation into political corruption in Quebec contributed to the slow-down in procurements and business activity in that province, which has adversely affected our business. The Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies (including cities, towns, municipalities, and the provincial government) be certified by a Quebec regulatory authority as deserving the trust of the public for contracts over a specified size. Our failure to obtain certification could adversely affect our business.

              International risks and violations of international regulations may significantly reduce our revenue and profits, and subject us to criminal or civil enforcement actions, including fines, suspensions, or disqualification from future U.S. federal procurement contracting. Although we have policies and procedures to monitor legal and regulatory compliance, our employees, subcontractors, and agents could take actions that violate these requirements. As a result, our international risk exposure may be more or less than the percentage of revenue attributed to our international operations.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws.

              The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that "fails to prevent bribery" by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented "adequate procedures" to prevent bribery. Improper payments are also prohibited under the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act. Practices in the local business community of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws, and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

We could be adversely impacted if we fail to comply with domestic and international export laws.

              To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations, and trade sanctions against embargoed countries. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges, and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

              Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

The loss of key personnel or our inability to attract and retain qualified personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

              As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified scientists and engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. For example, some of our U.S. government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. With limited exceptions, we do not have employment agreements with any of our key personnel. The loss of the services of any of these key personnel could adversely affect our business. Although we have obtained non-compete agreements from certain principals and stockholders of companies we have acquired, we generally do not have non-compete or employment agreements with key employees who were once equity holders of these companies. Further, many of our non-compete agreements have expired. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

              To prepare financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

  •
  the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims, including related unbilled accounts receivable;

  •
  unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;

  •
  provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;

  •
  provisions for income taxes, research and experimentation ("R&E") tax credits, valuation allowances, and unrecognized tax benefits;

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

  •
  our ability to manage attrition;

  •
  our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

  •
  our ability to match the skill sets of our employees to the needs of the marketplace.

              If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.

              We account for most of our contracts on the percentage-of-completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

              The U.S. federal government and some clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.

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

              Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors, and material suppliers. If we are unable to accurately estimate and manage our costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits. Certain of our contracts require us to satisfy specific design, engineering, procurement, or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If a client determines not to proceed with the completion of the project or if the client defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

              Accounting for a contract requires judgments relative to assessing the contract's estimated risks, revenue, costs, and other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue, and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

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

              Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

              If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

  •
  issues in integrating information, communications, and other systems;

  •
  incompatibility of logistics, marketing, and administration methods;

  •
  maintaining employee morale and retaining key employees;

  •
  integrating the business cultures of both companies;

  •
  preserving important strategic client relationships;

  •
  consolidating corporate and administrative infrastructures, and eliminating duplicative operations; and

  •
  coordinating and integrating geographically separate organizations.

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

  •
  increase our interest expense, leverage, and debt service requirements (if we incur additional debt to pay for an acquisition);

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

  •
  become subject to litigation.

              Finally, acquired companies that derive a significant portion of their revenue from the U.S. federal government and do not follow the same cost accounting policies and billing practices that we follow may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and do not establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

              Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. At September 28, 2014, our goodwill was $714.2 million and other intangible assets were $63.1 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

              In the third quarter of fiscal 2013, we performed an interim goodwill impairment test and recorded a $56.6 million, or $48.1 million, net of tax, goodwill impairment charge.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

              Our expected future growth presents numerous managerial, administrative, operational, and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Our backlog is subject to cancellation, unexpected adjustments and economic conditions, and is an uncertain indicator of future operating results.

              Our backlog at September 28, 2014, was $2.0 billion, an increase of $97.6 million, or 5.1%, compared to the end of fiscal 2013. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

              We routinely enter into subcontracts and, occasionally, joint ventures, teaming arrangements, and other contractual arrangements so that we can jointly bid and perform on a particular project. Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily. In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture's internal controls, which may not be subject to the same internal control procedures that we employ. If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services, and may be jointly and severally liable for the other's actions or contract performance. These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

              We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed-upon supplies, fails to perform the agreed-upon services, or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.

              We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts, or refuses to pay under a contract.

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

Changes in resource management, environmental, or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenue.

              Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to the resource management, environmental, and infrastructure industries. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Changes in capital markets could adversely affect our access to capital and negatively impact our business.

              Our results could be adversely affected by an inability to access the revolving credit facility under our amended credit agreement. Unfavorable financial or economic conditions could impact certain lenders' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers, and other market and economic factors, may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered, and/or a sustained period of market decline or weakness could have a material adverse effect on us.

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

  •
  acquire the assets of, or merge or consolidate with, other companies; and

  •
  sell, lease, or otherwise dispose of assets.

              Our amended credit agreement also requires that we maintain certain financial ratios, which we may not be able to achieve. The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Our industry is highly competitive and we may be unable to compete effectively.

              Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion-dollar public companies. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Some of our competitors have achieved greater market penetration in some of the markets in which we compete, and some have substantially more financial resources and/or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. This competitive environment could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness, our market share, revenue, and profits will decline.

Legal proceedings, investigations, and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.

              We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor's pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a "claims-made" basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 18, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" in Item 8 for more information).

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

              We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Our inability to obtain adequate bonding could have a material adverse effect on our future revenue and business prospects.

              Certain clients require bid bonds, and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain U.S. federal or state government contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenue and business prospects.

Employee, agent, or partner misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

              Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, as previously noted, the FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations, or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.

              Certain of our contracts may require our employees travel to and work in high-risk countries that are undergoing political, social, and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism, or public health crises. For example, we currently have employees working in high security risk countries such as Afghanistan. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation, or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

              Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration, and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients, and could have a material adverse effect on our business, operating results, or financial condition.

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

              We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties. For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.

We may be subject to liabilities under environmental laws and regulations.

              Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, NEPA, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Force majeure events, including natural disasters and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations, or cash flows.

              Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations, or cash flows.

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

              Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, and similar events or disruptions. In addition, we face the threat of unauthorized system access, computer hackers, computer viruses, malicious code, organized cyber-attacks, and other security breaches and system disruptions. We devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in system operations. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches, or to alleviate problems caused by disruptions and breaches.

              Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could negatively impact our clients.

Delaware law and our charter documents may impede or discourage a merger, takeover, or other business combination even if the business combination would have been in the best interests of our stockholders.

              We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock, and provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover, or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Our stock price could become more volatile and stockholders' investments could lose value.

              In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price. Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

  •
  quarter-to-quarter variations in our financial results, including revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition;

  •
  our announcements or our competitors' announcements of significant events, including acquisitions;

  •
  our announcements concerning the payment of dividends or the repurchase of our shares;

  •
  resolution of threatened or pending litigation;

  •
  changes in investors' and analysts' perceptions of our business or any of our competitors' businesses;

  •
  investors' and analysts' assessments of reports prepared or conclusions reached by third parties;

  •
  changes in environmental legislation;

  •
  investors' perceptions of our performance of services in countries in which the U.S. military is engaged;

  •
  broader market fluctuations; and

  •
  general economic or political conditions.

              Volatility in the financial markets could cause a decline in our stock price, which could trigger an impairment of the goodwill of individual reporting units that could be material to our consolidated financial statements. A significant drop in the price of our stock could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are awarded equity securities, the value of which is dependent on the performance of our stock price.

Item 1B.    Unresolved Staff Comments

              None.

Item 2.    Properties

              At fiscal 2014 year-end, we owned three facilities located in the United States and leased approximately 330 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2024. We also have some month-to-month leases. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.

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

Item 3.    Legal Proceedings

              For a description of our material pending legal and regulatory proceedings and settlements, see Note 18, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

              Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,608 stockholders of record at November 10, 2014. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal 2014
First quarter	$30.00	$23.85
Second quarter	30.92	27.37
Third quarter	29.99	25.23
Fourth quarter	28.27	22.96
Fiscal 2013
First quarter	$27.10	$23.79
Second quarter	31.49	26.00
Third quarter	30.55	22.56
Fourth quarter	26.03	22.21

Dividends

              During fiscal 2014, we declared and paid dividends for the third and fourth quarters totaling $0.14 per share ($0.07 each quarter) of our common stock. We did not pay any dividends prior to fiscal 2014. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on available cash, estimated cash needs, earnings, and capital requirements, as well as limitations in our long-term debt agreements. On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on December 15, 2014 to stockholders of record as of the close of business on November 26, 2014.

Stock-Based Compensation

              For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.

Performance Graph

              The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and our self-constructed Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 28, 2009, and that all dividends have been reinvested. During fiscal 2014, we declared and paid dividends for the third and fourth quarters totaling $0.14 per share ($0.07 each quarter) of our common stock. We did not pay any dividends prior to fiscal 2014. Our self-constructed Peer Group Index includes the following companies: AECOM Technology Corporation; Foster Wheeler AG; Jacobs Engineering Group; URS Corporation; and Willbros Group, Inc. We removed Michael Baker Corporation from the Peer Group Index to reflect the acquisition of this company during our fiscal 2014. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

	2009	2010	2011	2012	2013	2014
Tetra Tech, Inc.	100.00	82.36	72.83	102.06	100.97	98.48
NASDAQ Market Index	100.00	114.41	117.69	153.63	189.10	228.38
Peer Group Index	100.00	85.55	65.36	81.78	114.92	116.56

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

Stock Repurchase Program

              In June 2013, our Board of Directors authorized our Stock Repurchase Program under which we could repurchase up to $100 million of our common stock (the "Repurchase Program"). In February 2014, the Board amended the Repurchase Program to authorize the repurchase of up to $30 million of the Repurchase Program in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014. Stock repurchases could be made on the open market or in privately negotiated transactions with third parties. From the inception of the Repurchase Program through September 28, 2014, we repurchased through open market purchases a total 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million. On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.

              A summary of the repurchase activity for the twelve months ended September 28, 2014 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

September 30, 2013 – October 27, 2013	–	$–	–	$80,000,000
October 28, 2013 – November 24, 2013	–	–	–	80,000,000
November 25, 2013 – December 29, 2013	–	–	–	80,000,000
December 30, 2013 – January 26, 2014	–	–	–	80,000,000
January 27, 2014 – February 23, 2014	70,700	28.57	70,700	77,980,119
February 24, 2014 – March 30, 2014	155,300	29.57	155,300	73,388,335
March 31, 2014 – April 27, 2014	120,600	28.95	120,600	69,897,187
April 28, 2014 – May 25, 2014	427,190	26.25	427,190	58,684,703
May 26, 2014 – June 29, 2014	199,661	26.66	199,661	53,361,801
June 30, 2014 – July 27, 2014	127,400	27.38	127,400	49,873,323
July 28, 2014 – August 24, 2014	826,800	25.39	826,800	28,880,806
August 25, 2014 – September 28, 2014	1,124,425	25.69	1,124,425	–

(1)
We purchased approximately 855,000 additional shares in fiscal 2014 that were previously issued pursuant to awards under our stock-based compensation plans. These plans allow our employees to surrender shares of our common stock as payment toward the exercise price and tax withholding obligations associated with the exercise of stock options or the vesting of restricted stock.

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

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	October 2, 2011	October 3, 2010
Statements of Operations Data	(in thousands, except per share data)
Revenue	$2,483,814	$2,613,755	$2,711,075	$2,573,144	$2,201,232
Operating income	153,833	20,218	166,367	146,422	124,474
Net income (loss) attributable to Tetra Tech	108,266	(2,141)	104,380	90,039	76,819
Diluted net income (loss) attributable to Tetra Tech per share	1.66	(0.03)	1.63	1.43	1.24
Balance Sheet Data
Total assets	$1,776,404	$1,799,092	$1,671,030	$1,593,988	$1,381,689
Long-term debt, net of current portion	192,842	203,438	81,047	144,868	122,510
Tetra Tech stockholders' equity	1,012,079	997,763	1,018,970	854,725	748,133

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

              The following analysis of our financial condition and results of operations should be read in conjunction with Part I of this report, as well as our consolidated financial statements and accompanying notes in Item 8. The following analysis contains forward-looking statements about our future results of operations and expectations. Our actual results and the timing of events could differ materially from those described herein. See Part 1, Item 1A, "Risk Factors" for a discussion of the risks, assumptions, and uncertainties affecting these statements.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

              General.    In fiscal 2014, our revenue declined 5.0% compared to fiscal 2013. This decline was partially due to foreign exchange rate fluctuations as the U.S. dollar strengthened during fiscal year 2014 against most of the foreign currencies in which we conduct our international business. Excluding the impact of foreign exchange, our revenue decreased 3.4% compared to last year. This revenue decline reflects continued weakness in our U.S. federal government, mining, and Eastern Canada businesses. In addition, our construction activities declined compared to last year due to our decision to exit from select fixed-price construction markets, the wind-down of large state and local transportation projects, and the abnormally severe weather conditions in several areas of the U.S. and Canada that hindered our field activities.

              Despite the revenue decline, our operating income increased to $153.8 million in fiscal 2014 compared to $20.2 million in fiscal 2013. This year-over-year comparison reflects restructuring, goodwill impairment, and project-related charges in the third quarter of fiscal 2013. To a lesser extent, we also incurred restructuring and project-related charges in the fourth quarter of this year that lowered our fiscal

2014 operating income. These charges are discussed further under "Results of Operations". In fiscal 2014, we also recorded net gains from updated valuations of our contingent consideration liabilities of $58.7 million compared to $9.6 million in fiscal 2013.

              Current economic conditions continue to be volatile. Concerns over general economic conditions appear to be restraining some business owners from making the significant investment commitments needed to fund future growth. Strong economic expansion generally benefits our business, and a tepid recovery could adversely impact the demand for our services. It is not possible to predict with certainty whether or when a stronger recovery may occur, or what impact this would have on our business, results of operations, cash flows, or financial condition.

              International.    Our international business decreased 7.8% in fiscal 2014 compared to last year. Foreign exchange rate fluctuations had a significant adverse impact on our international revenue in fiscal 2014. Excluding the impact of foreign exchange, our international business was down 1.8% compared to last year. We experienced growth in our international oil and gas business in Western Canada, primarily related to our acquisition of Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, "Parkland"). This increase was offset by lower results in our Eastern Canada and mining operations, which were strong in the first half of last year and then significantly weakened beginning in the third quarter of fiscal 2013. We anticipate higher international revenue levels in fiscal 2015 as our oil and gas business continues to grow, and our Eastern Canada and mining operations stabilize.

              U.S. Commercial.    Our U.S. commercial business increased 3.7% in fiscal 2014 compared to fiscal 2013. An increase in solid waste management operations, primarily due to our acquisition of American Environmental Group, Ltd. ("AEG"), contributed to this growth. In addition, we experienced continued growth from services provided for oil and gas clients, which generate higher than average profit margins. The demand for oil and gas services depends largely upon prevailing industry conditions, including prices, and expectations for future prices, of oil and natural gas. Conversely, we experienced a slowdown in commercial wind-related construction project opportunities. We are optimistic regarding increased spending by our energy-focused clients, particularly in oil and gas, as well as by our larger industrial clients. Our U.S. commercial clients typically react rapidly to economic change. Accordingly, if the U.S. economy experiences a slowdown or pickup in fiscal 2015, we would expect our U.S. commercial outlook to change correspondingly.

              U.S. Federal Government.    Our U.S. federal government business declined 7.6% compared to last year. Overall, this decline resulted from the broad-based slowdown in funding for discretionary U.S. federal government programs. The slowdown was due to the mandatory federal budget reductions, or sequestrations, that were in place in 2013, and the two-week federal government shutdown in October 2013. In addition, during the second quarter of fiscal 2014, many U.S. federal offices in which our employees perform services were closed due to severe weather conditions. Further, we are continuing to implement our strategy to exit select fixed-price construction markets. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. However, increased Congressional debate on government spending and competing political agendas in the U.S. government, have created uncertainty in the spending behaviors of our clients. In December 2013, the Murray-Ryan Bipartisan Budget Act of 2013 ("2013 Budget Act") was signed into law, raising government discretionary spending limits for fiscal years 2014 and 2015. The direct impact in fiscal 2015 of the 2013 Budget Act on the programs we support is unclear at this point, and we remain cautious regarding the ability to grow our U.S. federal government revenue compared to fiscal 2014.

              U.S. State and Local Government.    Our U.S. state and local government business decreased 9.6% in fiscal 2014 compared to fiscal 2013. This decline followed a period of rapid growth in our state and local business, which increased 22.7% in fiscal 2013. The unusual growth in this sector last year resulted from increased client spending on essential priority programs following a period of economic recession. In addition, we recorded significant revenue from several large transportation projects in fiscal 2013, which are currently winding down. Many state and local government agencies are experiencing improved financial conditions compared to recent years. Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. The funding risks associated with our U.S. state and local government programs are partially mitigated by legal requirements that drive some of these programs, such as regulatory-mandated consent decrees. As a result, some programs, such as those focused on municipal water and solid waste, will progress despite budget pressures as demonstrated by the growth throughout fiscal 2013. We expect our U.S. state and local government business to decrease further in fiscal 2015 as a result of our completion of large transportation projects.

RESULTS OF OPERATIONS

Fiscal 2014 Compared to Fiscal 2013

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$2,483,814	$2,613,755	$(129,941)	(5.0)%
Subcontractor costs	(623,896)	(588,923)	(34,973)	(5.9)

Revenue, net of subcontractor costs (1)	1,859,918	2,024,832	(164,914)	(8.1)
Other costs of revenue	(1,577,481)	(1,757,842)	180,361	10.3
Selling, general and administrative expenses	(187,298)	(199,732)	12,434	6.2
Contingent consideration – fair value adjustments	58,694	9,560	49,134	514.0
Impairment of goodwill	–	(56,600)	56,600	100.0

Operating income	153,833	20,218	133,615	660.9
Interest expense – net	(9,490)	(7,686)	(1,804)	(23.5)

Income before income tax expense	144,343	12,532	131,811	1,051.8
Income tax expense	(35,668)	(14,038)	(21,630)	(154.1)

Net income (loss) including noncontrolling interests	108,675	(1,506)	110,181	7,316.1
Net income attributable to noncontrolling interest	(409)	(635)	226	35.6

Net income (loss) attributable to Tetra Tech	$108,266	$(2,141)	$110,407	5,156.8

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

              In fiscal 2014, revenue and revenue, net of subcontractor costs, decreased $129.9 million and $164.9 million, respectively, compared to last year. These results include declines due to foreign exchange rate fluctuations as the U.S. dollar strengthened in fiscal 2014 against most of the foreign currencies in which we conduct our international business. These exchange rate variations reduced revenue and revenue, net of subcontractor costs, by $41.7 million and $36.9 million, respectively, in fiscal 2014 compared to fiscal 2013. In addition, our year-over-year comparisons reflect project-related charges last year in our TSS and RCM segments that are described under "Fiscal 2013 Project-Related Charges".

              These lower year-over-year results include decreases in revenue and revenue, net of subcontractor costs, of $63.3 million and $67.6 million, respectively, from U.S. federal government programs in fiscal 2014 compared to last year. The decline in U.S. federal activity reflects a broad-based slowdown caused by budgetary constraints that primarily impacted discretionary programs. The reduction was exacerbated by U.S. federal office closures due to inclement weather in the second quarter of fiscal 2014, and the two-week U.S. federal government shut-down in October 2013.

              Our fiscal 2014 results also reflect declines in our international revenue, which was adversely impacted by the reduction in mining work and projects in Eastern Canada. Both businesses had strong results in the first half of fiscal 2013, which then abruptly declined in the third quarter of fiscal 2013. On a combined basis for these operations, revenue and revenue, net of subcontractor costs, excluding the impact of foreign exchange rate fluctuations, decreased $60.1 million and $62.0 million, respectively, in fiscal 2014 compared to last year.

              Our U.S. state and local government revenue and revenue, net of subcontractor costs, were also lower than last year by $37.7 million and $40.6 million, respectively. The decrease reflects the abnormally strong growth in this business in fiscal 2013, partially due to several large transportation projects that are currently winding down.

              In our U.S. commercial business, we experienced a $25.3 million increase in revenue from last year, which primarily reflects continued organic growth in our commercial oil and gas business. Further, the Parkland and AEG acquisitions completed in the second quarter of fiscal 2013, which focus on oil and gas and solid waste, respectively, contributed additional revenue, adjusted for foreign exchange rate fluctuations, of $42.2 million in fiscal 2014 compared to fiscal 2013.

              Despite the overall revenue decline, our operating income increased to $153.8 million in fiscal 2014 compared to $20.2 million last year. This $133.6 million increase includes non-operating gains and charges related to acquisition accounting in both fiscal 2014 and fiscal 2013. In the third quarter of fiscal 2013, our operating income was adversely impacted by weakness in certain areas of our business, which resulted in a non-cash goodwill impairment charge of $56.6 million. This charge is explained in detail under "Fiscal 2013 Goodwill Impairment Charge". In addition, our fiscal 2014 and fiscal 2013 operating income included net gains from updated valuations of our contingent consideration liabilities. In fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $58.7 million, compared to net gains of $9.6 million in fiscal 2013. The fiscal 2014 net gains primarily resulted from updated valuations of the contingent consideration liabilities for Parkland and AEG. We recognized a net unfavorable operating income adjustment for Parkland related to a single project during fiscal 2014. Adverse weather conditions during fiscal 2014 hindered AEG's ability to complete construction field work. As a result, we lowered our income projections over the remaining earn-out periods and recorded corresponding reductions of the earn-out liabilities for Parkland and AEG. We also determined that these lower income projections were the result of temporary events, and would not negatively impact Parkland and AEG's longer-term performance or result in goodwill impairment. However, if our income projections were to decline further, this could result in the impairment of a portion of the combined related goodwill balance of approximately $134 million. Our operating income also reflects the lower amortization of intangibles of $5.1 million in fiscal 2014 compared to fiscal 2013.

Excluding these acquisition accounting-related items, our operating income increased $22.8 million in fiscal 2014 compared to last year.

              During the fourth quarter of fiscal 2014, we completed a strategic review of our RCM segment and decided to retain our core environmental remediation, oil and gas, solid waste, and utilities-related activities. We also decided to exit all non-core construction activities that require lump-sum fixed-price bidding. In connection with the decision to wind-down certain RCM activities, we recorded a combined charge of $4.0 million related to severance and the abandonment of certain leased facilities in our RCM segment in the fourth quarter of fiscal 2014. Of this amount, approximately $1.2 million related to severance and was paid in cash in the fourth quarter of fiscal 2014. The remaining $2.8 million related to leases, and is expected to be paid in cash net of estimated sublease income over six years as these leases expire. In the third quarter of fiscal 2013, we incurred similar types of restructuring charges to right-size our ECS segment totaling $10.3 million. These charges are described in detail under "Fiscal 2013 Restructuring Charges".

              We recorded project-related charges, primarily in our RCM segment, which reduced our operating income in both fiscal 2014 and fiscal 2013. We regularly review each of our active projects, including those in the market areas we are exiting or winding-down. The review includes an update of the expected costs to complete each project and the collectability of any related outstanding claims. Based on these reviews, we recorded project-related charges of $30.6 million in fiscal 2014, all in the RCM segment, which are described under "Fiscal 2014 Project-Related Charges". We also recorded project-related charges and adjustments to estimated costs at completion during the third quarter of fiscal 2013 that reduced operating income by $35.5 million, as described under "Fiscal 2013 Project-Related Charges".

              In fiscal 2014, we recorded income tax expense of $35.7 million, representing an effective tax rate of 24.7%. This tax rate is significantly lower than the expected statutory tax rate primarily due to the impact of gains from changes to contingent consideration liabilities, most of which are not taxable. In fiscal 2013, we recorded $14.0 million of income tax expense with an effective tax rate of 112.0%. The fiscal 2013 rate resulted from the goodwill impairment charge that was substantially not deductible for tax purposes.

Fiscal 2014 Project-Related Charges

              In fiscal 2014, primarily in the fourth quarter, we recorded project-related charges principally from adjustments to estimated costs at completion that increased project costs. These charges included amounts primarily related to two lines of business in the RCM segment with U.S. federal and state and local government clients that we decided to exit or wind-down in the fourth quarter of fiscal 2014.

              One of the businesses we decided to exit or wind-down related to fixed-price contracts for project management, construction management, and construction services, primarily for U.S. federal government clients. In the course of performing the required work, we encountered delays related to defective designs, permit issues and differing site conditions, among other factors, that slowed our progress. Due to these delays, we determined that the costs to complete the projects would exceed the contract values. As a result, we recorded related pre-tax project charges of $20.5 million on these projects in fiscal 2014. These projects are expected to be substantially completed in fiscal 2015 with total estimated costs to complete of approximately $50 million as of September 28, 2014. If our costs increase above this estimate, we could record further losses.

              The other business we decided to exit or wind-down related to fixed-price contracts for transportation projects with state government agencies. During the execution of these contracts, numerous issues and events disrupted our plans and progress, including weather delays, differing site conditions, drainage design changes, lane closure delays, and revised soil testing requirements. These issues caused us to incur costs in excess of the contract values and increase our estimates of the expected costs to complete.

As a result, we recorded pre-tax charges to operating income of $9.1 million in the fourth quarter of fiscal 2014. These projects are expected to be completed primarily in fiscal 2015, with total estimated costs to complete of approximately $70 million as of September 28, 2014. If our costs increase above this estimate, we could record further losses.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$963,024	$1,035,983	$(72,959)	(7.0)%
Subcontractor costs	(136,989)	(130,547)	(6,442)	(4.9)

Revenue, net of subcontractor costs	$826,035	$905,436	$(79,401)	(8.8)

Operating income	$76,015	$44,598	$31,417	70.4

              Revenue and revenue, net of subcontractor costs, declined $73.0 and $79.4 million, respectively, in fiscal 2014 compared to last year. In fiscal 2014, the U.S. dollar strengthened against many foreign currencies compared to fiscal 2013. These fluctuations, particularly related to the Canadian dollar, reduced revenue by $32.0 million and revenue, net of subcontractor costs, by $29.6 million in fiscal 2014 compared to fiscal 2013. The remainder of the decline resulted primarily from reductions in our Canadian operations that focus on municipal government projects and in our mining operations. Excluding the impact of foreign exchange rate fluctuations, the aggregate revenue and revenue, net of subcontractor costs, from these activities decreased by $60.1 million and $62.0 million, respectively, for fiscal 2014 compared to last year.

              Despite the decrease in revenue, operating income increased $31.4 million in fiscal 2014 compared to last year. In the third quarter of fiscal 2013, our operating income was adversely impacted by the weakness in our Canadian operations, which resulted in significant severance and office-related closure costs totaling $10.3 million to right-size the related operations. Prior to these right-sizing actions, operating income in our Eastern Canada and mining operations was significantly below historical levels due to a lower level of revenue, and the corresponding under-utilization of our labor and equipment resources. As a result of the right-sizing actions, utilization improved, and the combined operating income, excluding the related charges, for these businesses increased $21.1 million in fiscal 2014 compared to last year.

Technical Support Services

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$912,749	$932,375	$(19,626)	(2.1)%
Subcontractor costs	(271,741)	(272,443)	702	0.3

Revenue, net of subcontractor costs	$641,008	$659,932	$(18,924)	(2.9)

Operating income	$91,859	$71,842	$20,017	27.9

              In fiscal 2014, revenue and revenue, net of subcontractor costs, declined $19.6 million and $18.9 million, respectively, compared to last year. These results were primarily driven by reduced activity from U.S. federal government programs across several agencies. Revenue and revenue, net of subcontractor costs, from these programs decreased by $73.6 million and $55.9 million, respectively, in fiscal 2014 compared to last year. However, revenue growth in our U.S. commercial business, particularly for oil and gas clients, partially offset the decline in U.S. federal work. Revenue and revenue, net of subcontractor costs, from commercial activities increased by $52.7 million and $39.0 million, respectively, in fiscal 2014 compared to last year.

              Despite the lower revenue, operating income increased $20.0 million in fiscal 2014 compared to last year. Fiscal 2013 results include a project charge on a commercial development project that reduced operating income by $12.3 million. Excluding the impact of this charge, operating income increased $7.7 million, or 10.7%, in fiscal 2014 compared to fiscal 2013. This increase reflects the significantly higher profit margin in our commercial business, particularly work for oil and gas clients, together with a reduction in discretionary overhead costs.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$703,253	$725,689	$(22,436)	(3.1)%
Subcontractor costs	(310,368)	(266,225)	(44,143)	(16.6)

Revenue, net of subcontractor costs	$392,885	$459,464	$(66,579)	(14.5)

Operating loss	$(34,310)	$(6,706)	$(27,604)	(411.6)

              Revenue decreased $22.4 million in fiscal 2014 compared to last year. Due to a higher level of subcontractor activity, we experienced a significantly greater decline in revenue, net of subcontractor costs, of $66.6 million. In the third quarter of fiscal 2013, we recorded $17.3 million of negative revenue adjustments for project-related charges on three programs with U.S. federal, and state and local government clients. Excluding the impact of these charges, revenue and revenue, net of subcontractor costs, decreased $39.7 million and $83.9 million in fiscal 2014 compared to fiscal 2013. The revenue decline primarily reflects reduced revenues from U.S. state and local government work due to the wind-down of large transportation projects, and our decision in the fourth quarter of fiscal 2014 to exit these and other activities that require fixed-price bidding. To a lesser extent, the revenue declines reflect reduced commercial activity in the U.S. and Canada, driven by adverse weather conditions that delayed our field work, and by a decrease in wind projects.

              Operating income declined $27.6 million in fiscal 2014 compared to last year, and we reported a segment loss of $34.3 million compared to a loss of $6.7 million in fiscal 2013. The losses in both years were primarily attributable to cost-overruns on fixed-price construction projects. We incurred operating losses on these activities totaling $49.8 million and $23.5 million in in fiscal 2014 and fiscal 2013, respectively. In both years, these losses more than offset the operating income from our core activities, including remediation, solid waste, and utilities. As a result, in the fourth quarter of fiscal 2014 we performed a strategic review of the RCM segment and decided to exit from or wind-down our non-core construction activities that require fixed-price bidding. The remaining projects are expected to be substantially completed in fiscal 2015.

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

(2)
NM = not meaningful

              Our revenue and operating income were adversely impacted by weakness in certain areas of our business that resulted in reduced revenue, significant costs to right-size the related operations, and a non-cash goodwill impairment charge in the third quarter of fiscal 2013. In addition, we recorded project-related charges that reduced revenue and increased project costs. As a result of these factors, revenue decreased $97.3 million, or 3.6%, and operating income decreased $146.1 million, or 87.8%, compared to fiscal 2012. However, revenue, net of subcontractor costs, was flat because the revenue decline was offset by an increase in self-performed work compared to fiscal 2012.

              Our fiscal 2013 results reflect the decline in our international business due to the impact of Eastern Canada, as well as the reduction in our commercial work due to the slow-down in global mining activities. Revenue and revenue, net of subcontractor costs, on a combined basis for these operations decreased $104.0 million and $83.0 million, respectively, compared to fiscal 2012. Further, our revenue and revenue, net of subcontractor costs, declined $178.6 million and $99.2 million, respectively, in our U.S. federal government business due to a broad-based slowdown as a result of budgetary constraints, including the impact of sequestration, primarily impacting discretionary programs.

              The project charges that reduced revenue primarily related to adverse developments on certain projects in the third quarter in fiscal 2013, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable. These charges included amounts related to claims, including requests for equitable adjustment, on three programs with U.S. federal and state and local government clients. In addition, we recorded a project-related charge on a commercial development contract due to a change in client ownership and the related modification of plans for completion of the project. These events adversely affected the collectability of certain related receivables and the profitability expectations for the project. Collectively, the project charges on these four programs reduced our fiscal 2013 revenue and revenue, net of subcontractor costs, by $29.6 million. These project charges are explained in further detail under "Fiscal 2013 Project-Related Charges".

              The overall revenue decline was partially offset by increased activity on certain U.S. state and local government projects that were considered essential programs. Our fiscal 2013 revenue and revenue, net of subcontractor costs, from these activities increased $72.5 million and $50.3 million, respectively, compared to fiscal 2012. Acquisitions completed in fiscal 2012 and 2013 contributed additional revenue in the aggregate amount of $194.1 million in fiscal 2013.

              Operating income decreased $146.1 million, or 87.8%, in fiscal 2013 compared to fiscal 2012. The decrease largely resulted from a non-cash goodwill impairment charge of $56.6 million in the third quarter of fiscal 2013, which is explained in further detail under "Fiscal 2013 Goodwill Impairment Charge". Excluding this charge, our operating income was $76.8 million for fiscal 2013 compared to $166.4 million in the prior year. The remaining decline in operating income, excluding goodwill impairment, from fiscal 2012 was primarily due to project-related charges as well as the slowdown in our Eastern Canada and global mining operations. The project-related charges on the four programs described above collectively reduced our fiscal 2013 operating income by $40.1 million. In addition, the weaker results in our Eastern Canada and global mining operations and the resulting charges to right-size these businesses, as described above, reduced operating income by $48.4 million in fiscal 2013 compared to the previous year. These right-sizing costs are explained in further detail under "Fiscal 2013 Restructuring Charges".

              The decline in operating income also reflected the higher amortization of intangibles of $2.7 million in fiscal 2013 compared to the previous year, due to fiscal 2013 acquisitions. Additionally, the gains related to changes in the estimated fair value of our contingent earn-out liabilities decreased to $9.6 million in fiscal 2013 from $19.2 million in fiscal 2012.

              In fiscal 2013, we recorded $14.0 million of income tax expense compared to $56.1 million in fiscal 2012. The decrease was primarily due to lower operating income and, to a lesser extent, increased estimates of R&E tax credits for fiscal 2013. Our fiscal 2013 effective tax rate was 112.0% compared to 34.9% for the prior year. The rate increase resulted from a goodwill impairment charge that was substantially not deductible for tax purposes.

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

              Our work for mining customers also slowed more than expected in the third quarter of fiscal 2013 as those customers responded to lower global growth expectations. This was driven in large part by China's report in April 2013 of anticipated slower economic growth. As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices. Due to the subsequent slowdown in mining activities, we right-sized our global mining business by reducing staff and closing offices in the third quarter of fiscal 2013.

              In connection with the actions taken to right-size our Eastern Canada and global mining operations, we recorded a combined charge of $10.3 million related to severance and the abandonment of certain leased facilities in our ECS segment. Of this amount, approximately $4.0 million, related to severance, was paid in cash in fiscal 2013, and $2.2 million, related to leases, was paid in cash in fiscal 2014. The remaining $4.1 million is expected to be paid in cash net of estimated sublease income over the following six years as the related leases expire. If these operations decline further, we may take further right-sizing actions and incur additional costs. No material right-sizing charges were incurred in the ECS segment in fiscal 2014. The approximate annual cost savings in fiscal 2014 in the ECS segment from lower compensation and rent expense was approximately $14.9 million.

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

              The reporting units tested for goodwill impairment included our Tetra Tech Canada ("TTC") reporting unit, with operations primarily in Eastern Canada, particularly Quebec. A significant portion of TTC's business relates to work performed for city and provincial government clients in Quebec. This work, which had already slowed due to budgetary constraints, was curtailed almost completely during the third quarter of fiscal 2013 due to the political corruption investigations in Quebec. As a result, TTC's revenue declined 26% in the third quarter of fiscal 2013 compared to the prior year period, and TTC reported a quarterly loss. This negative trend was compared to the expected revenue growth of approximately 8% in the annual goodwill impairment test performed as of July 1, 2012. In response to these results, we made significant staff and office reductions in TTC during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue. Although these actions returned TTC to profitability in the fourth quarter of fiscal 2013, revenue and profits were at a lower level than previously expected. Due to the significance of the staff reductions and the expected prolonged government investigations, we concluded that TTC would likely experience a long-term deficit in performance compared to previous periods and expectations.

              We also performed an interim goodwill impairment test for our Global Mining Practice ("GMP") reporting unit, with operations primarily in the U.S., Canada, Australia and South America. Our work for mining customers slowed more than expected in the third quarter of fiscal 2013, as these customers responded to lower global growth expectations driven in large part by China's report in April 2013 of slower economic growth. As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices. Their response included a significant curtailment of capital spending for new mining projects. As a result, GMP experienced a 27% decline in revenue in the third quarter of fiscal 2013 compared to the same period of fiscal 2012 and reported a quarterly loss. This negative trend was compared to the expected revenue growth of approximately 15% in the previous goodwill impairment test, performed as of July 1, 2012. In response to these results, we made significant staff and office reductions in GMP during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue. Although these actions returned GMP to profitability in the fourth quarter of fiscal 2013, revenue and profits did not return to historical levels. Due to the significance of the staff reductions and the expected prolonged lower level of mining activity, we concluded that GMP would likely not return to historical levels of performance for the foreseeable future.

              Lastly, we performed an interim goodwill impairment test for Advanced Management Technology, Inc. ("AMT"), a U.S. federal government contractor primarily doing business with the Federal Aviation Administration. In fiscal 2013, we experienced a decline in revenue from U.S. federal government programs as uncertainty regarding the U.S. federal budget delayed project funding and budget cuts were implemented. As a result, our overall U.S. federal government revenue declined 23% in the third quarter of fiscal 2013 compared to the same period last year. Correspondingly, AMT's revenue declined approximately 12%. Although AMT remained profitable despite this decline in revenue, the related operating income declined 46% as competition increased for the shrinking level of federal work. This negative trend was compared to the stable expectations for revenue and profit in the previous goodwill impairment test performed as of July 1, 2012. We expect the level of federal spending for the work AMT performs to remain stable at the reduced levels experienced in fiscal 2013 for the foreseeable future.

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

Fiscal 2013 Project-Related Charges

              In the third quarter of fiscal 2013, we recorded project-related charges and adjustments to estimated costs at completion that reduced revenue and increased project costs. These project charges primarily related to adverse developments on certain projects during the third quarter of fiscal 2013, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable. These charges included amounts related to claims, including requests for equitable adjustment ("REA"), on three programs in the RCM segment with U.S. federal and state and local government clients. In addition, we recorded a project-related charge on a commercial development contract in the TSS segment due to a change in client ownership and the related modification of plans for completion of the project. These events adversely affected the collectability of certain related receivables and the profitability expectations for the project. Collectively, the project charges on these four programs reduced revenue and revenue, net of subcontractor costs, by $29.6 million and reduced operating income by $35.5 million in the third quarter of fiscal 2013.

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

              During the third quarter of fiscal 2013, we received a decision from the client affirmatively rejecting a portion of the costs submitted in the REA. Accordingly, during that quarter, we re-evaluated the collectability of the related accounts receivable and the estimated costs to complete the projects and recorded charges to pre-tax income of $6.8 million, including reductions to revenue of $5.7 million. As of September 29, 2013, the project was complete and no further costs are expected to be incurred. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. No gains or losses on this project were recorded during fiscal 2014.

              The second program related to U.S. federal government fixed-price contracts in our RCM segment, awarded in fiscal 2012, to provide design and construction services for Afghan National Army camps in Afghanistan. Upon contract execution, we engaged a subcontractor under fixed-price arrangements to provide staffing, procure materials and engage local Afghan subcontractors. During the third quarter of fiscal 2013, as a result of non-performance, we terminated the subcontractor and began to self-perform the contracts. As a result of this change, we revised our estimates of the total costs to complete, including costs to self-perform the remainder of the contracts, and recorded charges to pre-tax income of $9.9 million including reductions to revenue of $7.9 million. Additionally, as a result of differing site conditions, changes to contract specifications by the client and other factors, we recorded revenue and associated accounts receivable through project completion in the first quarter of fiscal 2014 as we believe we have a technical and legal basis for recovery and such amount is probable of collection. We submitted REAs to the client during the first and second quarters of fiscal 2014. As of the end of the first quarter of fiscal 2014, the projects were complete and no further costs are expected to be incurred. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. No material gains or losses on this project were recorded during fiscal 2014.

              The third program related to fixed-price transportation projects in our RCM segment with a state government agency awarded in fiscal 2011 and 2012. During the execution of these contracts, numerous issues and events disrupted our plans and progress, including weather delays, differing site conditions, drainage design changes, lane closure delays, and revised soil testing requirements. These issues caused us to incur costs in excess of the contract value. As a result, we submitted change orders including REAs to the client. In the third quarter of fiscal 2013, we determined that a portion of the costs in excess of the contract value was not recoverable. This assessment included an evaluation of the recoverability of change orders and REAs, and changes in estimated costs to complete. The result was a pre-tax charge to operating income of $6.5 million and a related reduction of revenue of $3.7 million. As of June 29, 2014, the related projects were substantially complete and no further material costs are expected to be incurred that could increase the loss. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. During fiscal 2014, we recognized a $3.4 million gain based on our updated evaluation of the collectability of these claims.

              The fourth program related to a fixed-price design and construction environmental assurance agreement, and a separate fixed-price operation and maintenance ("O&M") environmental assurance agreement in our TSS segment, with a commercial property developer that we entered into in fiscal 2008. At the time of contract execution, it was expected that the design and construction contract would be completed during the fourth quarter of fiscal 2011 and the O&M contract would cover related activities through December 31, 2027. Although the contract terms only allowed for final billing of the multiple project milestones upon their individual completion, we recognized revenue and the related receivable as the costs were incurred on a percentage-of-completion basis, as we believed that completion of all milestones was probable. As a result of changes in scope and delays in project execution as directed by the client, we have issued numerous change orders related to the design and construction contract, and this contract has not yet been completed.

              In April 2013, our client was acquired by a larger commercial property developer. Subsequently, the new client implemented a plan to substantially modify the original scope and projected timeline associated with the contract. We determined that these proposed changes would result in increased risk and cost to and, potentially, the termination of the original contract. Accordingly, subsequent to significant discussions with the new client during the third quarter of fiscal 2013, we reviewed the recoverability of estimated costs to be incurred in anticipation of the potential project termination. We also reviewed the outstanding accounts receivable related to individual task orders under which we did not reach the required contract milestones and, therefore, would not be collectible. As a result of this process, we recorded a pre-tax charge to operating income of $12.4 million that reduced revenue by the same amount during the third quarter of fiscal 2013. This charge principally consisted of reserves established for the outstanding accounts receivable that were no longer considered probable of collection, a reversal of previously recognized profit based upon the change in estimate associated with the potential early project termination, and the write-off of previously recorded accounts receivable associated with partially completed milestones. No other gains or losses on this project were recorded during fiscal 2014.

              In total for all four programs, we had $39.8 million of accounts receivable outstanding, including those related to REAs and change orders, and the related projects were substantially complete as of September 28, 2014. If we are unable to collect these accounts receivable or if our costs increase above these estimates, we could record further losses on these programs. Conversely, we intend to pursue all available legal methods to collect the entire amount of the REAs and change orders, and other amounts we believe are due us. The total amount, which is approximately $91.3 million, significantly exceeds the revenue recognized on the related contracts. If we are successful, we could recognize gains on recovery in future periods.

Segment Results of Operations

Engineering and Consulting Services

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$1,035,983	$1,155,256	$(119,273)	(10.3)%
Subcontractor costs	(130,547)	(164,364)	33,817	20.6

Revenue, net of subcontractor costs	$905,436	$990,892	$(85,456)	(8.6)

Operating income	$44,598	$96,220	$(51,622)	(53.6)

              In fiscal 2013, revenue and revenue, net of subcontractor costs, decreased $119.3 million and $85.5 million, respectively, compared to fiscal 2012. These results reflected the decline in our Canadian operations that are focused on municipal government and mining activities, as well as in our U.S. operations that are focused on federal government and mining-related business. The aggregate revenue and revenue, net of subcontractor costs, from these operations were $104.0 million and $83.0 million lower, respectively, in fiscal 2013 than in the prior year. Our operating income decreased $51.6 million in fiscal 2013 compared to fiscal 2012. The decrease was primarily attributable to the causes described above, together with lower staff utilization and $10.3 million of severance and office-related closure costs incurred in the third quarter of fiscal 2013. Including these right-sizing costs, the combined reduction in operating income from our Eastern Canada and mining operations was $48.4 million for fiscal 2013.

Technical Support Services

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$932,375	$1,020,779	$(88,404)	(8.7)%
Subcontractor costs	(272,443)	(332,164)	59,721	18.0

Revenue, net of subcontractor costs	$659,932	$688,615	$(28,683)	(4.2)

Operating income	$71,842	$71,767	$75	0.1

              Revenue and revenue, net of subcontractor costs, declined $88.4 million and $28.7 million, respectively, in fiscal 2013 compared to fiscal 2012. These declines were driven by reduced activity on U.S. federal government programs across several agencies. Revenue and revenue, net of subcontractor costs, from these programs decreased by $127.8 million and $50.6 million, respectively, compared to the prior year. The declines also were attributable to a $12.3 million negative revenue adjustment related to a project charge on a U.S. commercial development project in the third quarter of fiscal 2013. This charge resulted from a change in client ownership and the related modification in completion plans for the project. These revenue declines were partially mitigated by the growth in our work for oil and gas clients. We generated $42.3 million of revenue in fiscal 2013 compared to $10.6 million in fiscal 2012, from a company we acquired in the third quarter of fiscal 2012 that provides services for oil and gas clients. The overall decreases in revenue and revenue, net of subcontractor costs, were also partially mitigated by increased activity on our state and local government programs. Despite the aforementioned revenue declines, our operating income in fiscal 2013 was flat compared to the prior year, due to relatively higher profit margins on oil and gas projects.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 29, 2013	September 30, 2012
			$	%
	($ in thousands)
Revenue	$725,689	$621,957	$103,732	16.7%
Subcontractor costs	(266,225)	(279,394)	13,169	4.7

Revenue, net of subcontractor costs	$459,464	$342,563	$116,901	34.1

Operating income	$(6,706)	$22,374	$(29,080)	(130.0)

              Revenue and revenue, net of subcontractor costs, increased $103.7 million and $116.9 million, respectively, in fiscal 2013 compared to fiscal 2012. These increases were attributable to additional work in our U.S. commercial and international oil and gas businesses that resulted from the acquisitions we completed in the second quarter of fiscal 2013. On a combined basis, these acquisitions contributed

$170.3 million of revenue in fiscal 2013. In addition, our revenue and revenue, net of subcontractor costs, in our state and local government business continued to grow in fiscal 2013. The overall increases were partially offset by the aforementioned project-related charges that reduced our fiscal 2013 revenue and revenue, net of subcontractor costs, by $17.3 million. These project charges related to adverse changes in the estimated collectability of unbilled accounts receivable and estimated costs at completion. These included claims and requests for equitable adjustment on three programs with U.S. federal and state and local government clients. We reported $6.7 million of operating loss in the RCM segment for fiscal 2013. The project-related charges described above contributed $27.7 million to the fiscal 2013 operating loss. The remaining decrease in operating income compared to the prior year was attributable to lower utilization of labor and equipment resources related to decreased revenue.

Non-GAAP Financial Measure

              We are providing a non-GAAP financial measure that we believe is appropriate for evaluating the operating performance of our business. The non-GAAP measure should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or cash flows from operating activities, as determined in accordance with U.S. GAAP.

              Revenue, net of subcontractor costs, is defined as revenue less subcontractor costs. Revenue, net of subcontractor costs, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

              The following is a reconciliation of revenue, net of subcontractor costs, for fiscal 2012 through 2014:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	($ in thousands)
Revenue	$2,483,814	$2,613,755	$2,711,075
Subcontractor costs	(623,896)	(588,923)	(689,005)

Revenue, net of subcontractors costs	$1,859,918	$2,024,832	$2,022,070

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              Capital Requirements.    Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, repurchases of stock under our Repurchase Program, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended and Restated Credit Agreement (the "Amended Credit Agreement") will be sufficient to meet our capital requirements for at least the next 12 months. On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 4, 2014 to stockholders of record as of the close of business on May 16, 2014. On July 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 5, 2014 to stockholders of record as of the close of business on August 15, 2014.

              Subsequent Events.    On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on December 15, 2014 to stockholders of record as of the close of business on November 26, 2014. On November 10, 2014, the Board of Directors also authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.

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

              As of September 28, 2014, cash and cash equivalents were $122.4 million, a decrease of $6.9 million compared to the prior year end. The decrease was primarily due to repurchases of common stock, dividends and payments for business acquisitions substantially funded by net cash provided by operating activities and net proceeds from the issuance of common stock.

              Operating Activities.    Net cash provided by operating activities was $127.4 million, a decrease of $10.4 million compared to last year. The decrease was due primarily to a slowdown on the collection of accounts receivable caused by project milestone billing terms, and pending claims on contracts that provide for price redetermination, primarily with U.S. federal government agencies. Total accounts receivable at September 28, 2014 and September 29, 2013 included approximately $79 million and $41 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. The overall decrease was also attributable to changes in other liabilities as well as prepaid expenses and other assets. These declines were largely mitigated by increased operating income as a result of operating losses in the third quarter of fiscal 2013, and favorable changes in accounts payable, accrued compensation and billings in excess of costs on uncompleted contracts. Further, a net decrease of $7.7 million in income tax payments compared to the prior-year also partially offset the decline.

              Investing Activities.    Net cash used in investing activities was $41.2 million, a decrease of $155.4 million compared to fiscal 2013. The decrease in cash used resulted from a $141.1 million decrease on net payments for business acquisitions, offset by $3.9 million of cash received on a note relating to the sale of an operation, an $8.1 million decrease in capital expenditures and a $2.5 million increase on proceeds from the sale of property and equipment.

              Financing Activities.    Net cash used in financing activities was $87.6 million, compared to net cash provided by financing activities of $85.6 million last year. The decline was primarily due to a $129.4 million decrease in net borrowings on long-term debt, and $80.0 million of common stock repurchases, partially offset by a reduction of $15.0 million in earn-out payments compared to fiscal 2013.

              Debt Financing.    On May 7, 2013, we entered into the Amended Credit Agreement and refinanced the indebtedness under our prior credit agreement. The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million term loan facility (the "Term Loan Facility") and a $460 million revolving credit facility (the "Revolving Credit Facility"). The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit.

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

              As of September 28, 2014, we had $202.4 million in outstanding borrowings under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of 1.82% per annum and $1.2 million in standby letters of credit. Our average effective weighted-average interest rate on borrowings outstanding at September 28, 2014 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements", was 2.97%. At September 28, 2014, we had $460 million of available credit under the Revolving Credit Facility, of which $155.3 million could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $31.7 million, of which $6.5 million was issued in currencies other than the U.S. dollar.

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

              On June 23, 2014, the Amended Credit Agreement was amended to revise the definition of "Permitted Share Repurchases" so that we may, during each fiscal year (beginning with the fiscal year that began on September 29, 2014) make Permitted Share Repurchases in an amount equal to the greater of $75.0 million or 7.5% of Consolidated Net Worth at the end of the immediately preceding fiscal year (without any carry forward of unused portions of each basket to subsequent fiscal years).

              At September 28, 2014, we were in compliance with these covenants with a consolidated leverage ratio of 1.53x and a consolidated fixed charge coverage ratio of 2.22x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

              Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

              Dividends.    Our Board of Directors has authorized following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
April 28, 2014	$0.07	May 16, 2014	$4,506	June 4, 2014
July 28, 2014	$0.07	August 15, 2014	$4,451	September 5, 2014
November 10, 2014	$0.07	November 26, 2014	N/A	December 15, 2014

              Contractual Obligations.    The following sets forth our contractual obligations at September 28, 2014:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$202,438	$10,250	$30,750	$161,438	$–
Other debt	4	4	–	–	–
Interest (1)	17,505	5,269	9,673	2,563	–
Capital leases	1,471	781	622	68	–
Operating leases (2)	211,115	65,412	84,183	39,143	22,377
Contingent earn-outs (3)	7,030	3,567	3,463	–	–
Deferred compensation liability	19,927	–	–	–	19,927
Unrecognized tax benefits (4)	18,221	–	4,210	–	14,011

Total	$477,711	$85,283	$132,901	$203,212	$56,315

(1)
Interest primarily related to the credit facility is based on a weighted-average interest rate at September 28, 2014, on borrowings that are presently outstanding.
(2)
Predominantly represents real estate leases.
(3)
Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions consummated after fiscal 2009. The remaining maximum contingent earn-out obligations for these acquisitions are $66.0 million.
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

Income Taxes

              We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance. As of September 28, 2014, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

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

              In fiscal 2014, we received notification from the Internal Revenue Service ("IRS") that our appeals settlement in connection with three issues, the R&E credit, the domestic production activities deduction, and meals and entertainment expenses, was approved for fiscal years 2005 through 2007. The settlement of these issues, including interest, resulted in a cash refund of $6.3 million, which was received in fiscal 2014. The settlement did not have a material impact on our financial statements as the amount received was consistent with the amount previously recognized in the financial statements.

              In the fourth quarter of fiscal 2014, we settled with the IRS on two of three outstanding issues related to the fiscal year 2008 through 2009 audit. The settlement did not have a material impact on the financial statements. The R&E credit issue remained unresolved and has been submitted to IRS appeals for resolution. In addition, the IRS notified us of its intent to audit our fiscal 2010 through 2013 returns beginning in fiscal 2015.

              During the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law. This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2012 through December 31, 2013. Our effective tax rate for fiscal 2014 includes a tax benefit from R&E credits attributable to the first three months of fiscal 2014. Should the R&E credits provision be retroactively extended during fiscal 2015 additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

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

              The following is a summary of our off-balance sheet arrangements:

  •
  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At September 28, 2014, we had $1.2 million in standby letters of credit outstanding under our Amended Credit Agreement and $31.7 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

              Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a negotiated fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed based upon the amounts we expect to realize primarily using the percentage-of-completion method. Revenue is not recognized for non-recoverable costs. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

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

              Except as described in Note 18, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8, we do not have any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, management will assess whether such information warrants the recording of additional expenses relating to those contingencies. Such additional expenses could potentially have a material impact on our results of operations and financial position.

 Stock-Based Compensation

              Our stock-based compensation plans include stock options, restricted stock, restricted stock units ("RSUs") and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-based awards, the achievement of company performance goals. Our stock-based compensation expense was $10.4 million, $8.8 million and $10.8 million for fiscal 2014, 2013 and 2012, respectively.

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

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our annual review at June 30, 2014 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. However, we identified four reporting units that had estimated fair values that exceeded their carrying values by less than 20% including two of the reporting units with impairment charges in fiscal 2013, Tetra Tech Canada ("TTC") and Global Mining Practice ("GMP"). Due to declines in actual and projected financial performance in fiscal 2014, our Tetra Tech Construction ("CON") reporting unit, which primarily performs civil construction projects, and Parkland also met this criteria. As of September 28, 2014, the goodwill amounts for CON and Parkland were $47.8 million and $95.6 million, respectively. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (see Note 6, "Goodwill and Intangible Assets" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion).

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

              We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis at June 30, 2014, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

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

              The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Long-term estimated contingent earn-out liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

Income Taxes

              We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 28, 2014, primarily net operating losses, will not be realized, and we have reserved accordingly.

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

              We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 7, 2018. At September 28, 2014 we had borrowings outstanding under the Amended Credit Agreement of $202.4 million at a weighted-average interest rate of 1.82%, of which the entire amount was outstanding under the Term Loan Facility.

              In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.2 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility. Our average effective weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at September 28, 2014 was 2.97%. For more information, see Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements" in Item 8.

              Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For fiscal 2014, we recognized foreign currency gains of $0.1 million compared to losses of $0.8 million for the prior year. Foreign currency gains and losses were recognized as part of "Selling, general and administrative expenses" in our consolidated statements of operations.

              We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD. For fiscal 2014 and 2013, 25.9% and 26.7% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD. For fiscal 2014, the effect of foreign exchange rate translation on the consolidated balance sheets was a reduction in equity of $44.6 million compared to a reduction in equity of $29.2 million in fiscal 2013. These amounts were recognized as an adjustment to equity through other comprehensive income.

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

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets at September 28, 2014 and September 29, 2013	87
Consolidated Statements of Operations for each of the three years in the period ended September 28, 2014, September 29, 2013 and September 30, 2012	88
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 28, 2014, September 29, 2013 and September 30, 2012	89
Consolidated Statements of Equity for each of the three years in the period ended September 28, 2014, September 29, 2013 and September 30, 2012	90
Consolidated Statements of Cash Flows for each of the three years in the period ended September 28, 2014, September 29, 2013 and September 30, 2012	91
Notes to Consolidated Financial Statements	92
Schedule II – Valuation and Qualifying Accounts and Reserves	134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

              In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries at September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 19, 2014

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 28, 2014	September 29, 2013
Current assets:
Cash and cash equivalents	$122,379	$129,305
Accounts receivable – net	701,892	660,847
Prepaid expenses and other current assets	52,256	61,446
Income taxes receivable	22,076	20,044

Total current assets	898,603	871,642

Property and equipment – net	73,864	88,026
Investments in and advances to unconsolidated joint ventures	2,140	2,198
Goodwill	714,190	722,792
Intangible assets – net	63,095	86,929
Other long-term assets	24,512	27,505

Total assets	$1,776,404	$1,799,092

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,952	$142,813
Accrued compensation	110,186	114,810
Billings in excess of costs on uncompleted contracts	103,343	79,507
Deferred income taxes	20,387	18,170
Current portion of long-term debt	10,989	4,311
Estimated contingent earn-out liabilities	3,568	23,281
Other current liabilities	79,436	100,241

Total current liabilities	503,861	483,133

Deferred income taxes	28,786	30,525
Long-term debt	192,842	203,438
Long-term estimated contingent earn-out liabilities	3,462	58,508
Other long-term liabilities	34,397	24,685
Commitments and contingencies
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 28, 2014, and September 29, 2013	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,591 and 64,134 shares at September 28, 2014, and September 29, 2013, respectively	626	641
Additional paid-in capital	402,516	443,099
Accumulated other comprehensive income (loss)	(42,538)	1,858
Retained earnings	651,475	552,165

Tetra Tech stockholders' equity	1,012,079	997,763
Noncontrolling interests	977	1,040

Total equity	1,013,056	998,803

Total liabilities and equity	$1,776,404	$1,799,092

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012

Revenue	$2,483,814	$2,613,755	$2,711,075
Subcontractor costs	(623,896)	(588,923)	(689,005)
Other costs of revenue	(1,577,481)	(1,757,842)	(1,663,065)
Selling, general and administrative expenses	(187,298)	(199,732)	(210,970)
Contingent consideration – fair value adjustments	58,694	9,560	19,246
Impairment of goodwill	–	(56,600)	(914)

Operating income	153,833	20,218	166,367
Interest income	804	1,003	873
Interest expense	(10,294)	(8,689)	(6,444)

Income before income tax expense	144,343	12,532	160,796
Income tax expense	(35,668)	(14,038)	(56,064)

Net income (loss) including noncontrolling interests	108,675	(1,506)	104,732
Net income attributable to noncontrolling interests	(409)	(635)	(352)

Net income (loss) attributable to Tetra Tech	$108,266	$(2,141)	$104,380

Net income (loss) attributable to Tetra Tech per share:
Basic	$1.68	$(0.03)	$1.65

Diluted	$1.66	$(0.03)	$1.63

Weighted-average common shares outstanding:
Basic	64,379	64,544	63,217

Diluted	65,146	64,544	63,934

Cash dividends paid per share	$0.14	$–	$–

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012

Net income (loss) including noncontrolling interests	$108,675	$(1,506)	$104,732
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45,480)	(28,817)	26,486
Gain (loss) on cash flow hedge valuations	1,029	(389)	(194)

Other comprehensive income (loss), net of tax	(44,451)	(29,206)	26,292

Comprehensive income (loss) including noncontrolling interests	64,224	(30,712)	131,024
Net income attributable to noncontrolling interests	(409)	(635)	(352)
Foreign currency translation adjustments, net of tax	55	47	(29)

Comprehensive income attributable to noncontrolling interests	(354)	(588)	(381)

Comprehensive income (loss) attributable to Tetra Tech	$63,870	$(31,300)	$130,643

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended September 30, 2012, September 29, 2013, and September 28, 2014
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount

BALANCE AT OCTOBER 2, 2011	62,495	$625	$399,420	$4,754	$449,926	$854,725	$525	$855,250
Comprehensive income, net of tax:
Net income					104,380	104,380	352	104,732
Foreign currency translation adjustments				26,457		26,457	29	26,486
Loss on cash flow hedge valuations				(194)		(194)		(194)

Comprehensive income, net of tax						130,643	381	131,024

Distributions paid to noncontrolling interests							(9)	(9)
Stock-based compensation			10,839			10,839		10,839
Stock options exercised	1,053	10	17,525			17,535		17,535
Shares issued for Employee Stock Purchase Plan	289	3	5,297			5,300		5,300
Tax benefit for stock options			(72)			(72)		(72)

BALANCE AT SEPTEMBER 30, 2012	63,837	638	433,009	31,017	554,306	1,018,970	897	1,019,867
Comprehensive income, net of tax:
Net income (loss)					(2,141)	(2,141)	635	(1,506)
Foreign currency translation adjustments				(28,770)		(28,770)	(47)	(28,817)
Loss on cash flow hedge valuations				(389)		(389)		(389)

Comprehensive income (loss), net of tax						(31,300)	588	(30,712)

Distributions paid to noncontrolling interests							(445)	(445)
Stock-based compensation			8,775			8,775		8,775
Stock options exercised	899	9	14,872			14,881		14,881
Shares issued for Employee Stock Purchase Plan	253	3	5,548			5,551		5,551
Stock repurchases	(855)	(9)	(19,991)			(20,000)		(20,000)
Tax expense for stock options			886			886		886

BALANCE AT SEPTEMBER 29, 2013	64,134	641	443,099	1,858	552,165	997,763	1,040	998,803
Comprehensive income, net of tax:
Net income (loss)					108,266	108,266	409	108,675
Foreign currency translation adjustments				(45,425)		(45,425)	(55)	(45,480)
Gain on cash flow hedge valuations				1,029		1,029		1,029

Comprehensive income (loss), net of tax						63,870	354	64,224

Distributions paid to noncontrolling interests							(417)	(417)
Dividends					(8,956)	(8,956)		(8,956)
Stock-based compensation			10,374			10,374		10,374
Stock options exercised	1,263	13	22,956			22,969		22,969
Shares issued for Employee Stock Purchase Plan	246	2	5,597			5,599		5,599
Stock repurchases	(3,052)	(30)	(79,970)			(80,000)		(80,000)
Tax expense for stock options			460			460		460

BALANCE AT SEPTEMBER 28, 2014	62,591	$626	$402,516	$(42,538)	$651,475	$1,012,079	$977	$1,013,056

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$108,675	$(1,506)	$104,732
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	54,540	62,605	56,902
Loss on settlement of foreign currency forward contract	–	270	286
Equity in income of unconsolidated joint ventures	(2,804)	(3,461)	(2,916)
Distributions of earnings from unconsolidated joint ventures	2,724	4,458	3,194
Stock-based compensation	10,374	8,775	10,839
Excess tax benefits from stock-based compensation	(904)	(886)	(624)
Deferred income taxes	(145)	(11,468)	(5,512)
Provision for doubtful accounts	1,467	13,818	4,768
Impairment of goodwill	–	56,600	914
Fair value adjustments to contingent consideration	(58,694)	(9,560)	(19,246)
Fair value adjustment to assets held for sale	–	–	3,437
Foreign exchange (gain) loss	(104)	754	(139)
Lease termination costs and related asset impairment	2,416	7,188	1,261
(Gain) loss on disposal of property and equipment	58	(287)	191
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(32,020)	87,367	(39,960)
Prepaid expenses and other assets	(4,481)	(11,782)	26,284
Accounts payable	31,772	(34,191)	(14,529)
Accrued compensation	(4,728)	(16,385)	15,678
Billings in excess of costs on uncompleted contracts	23,833	(16,830)	2,425
Other liabilities	(9,315)	21,489	7,371
Income taxes receivable/payable	4,712	(19,218)	2,665

Net cash provided by operating activities	127,376	137,750	158,021

Cash flows from investing activities:
Capital expenditures	(19,404)	(27,545)	(25,106)
Payments for business acquisitions, net of cash acquired	(30,230)	(171,329)	(55,014)
Payment in settlement of foreign currency forward contract	–	(4,177)	(4,192)
Receipt in settlement of foreign currency forward contract	–	3,907	3,906
Changes in restricted cash	–	470	–
Investments in unconsolidated joint ventures	(21)	(20)	(430)
Proceeds from sale of property and equipment	4,594	2,089	1,037
Payment received on note for sale of operation	3,900	–	–

Net cash used in investing activities	(41,161)	(196,605)	(79,799)

Cash flows from financing activities:
Payments on long-term debt	(4,379)	(171,400)	(120,792)
Proceeds from borrowings	–	296,389	52,672
Payments of earn-out liabilities	(18,663)	(33,672)	(18,055)
Payment of debt issuance cost	–	(2,136)	–
Distributions paid to noncontrolling interests	(417)	(445)	(9)
Excess tax benefits from stock-based compensation	904	886	624
Repurchases of common stock	(80,000)	(20,000)	–
Net proceeds from issuance of common stock	23,834	15,993	18,166
Dividend paid	(8,956)	–	–

Net cash provided by (used in) financing activities	(87,677)	85,615	(67,394)

Effect of foreign exchange rate changes on cash	(5,464)	(2,303)	3,526
Net increase (decrease) in cash and cash equivalents	(6,926)	24,457	14,354
Cash and cash equivalents at beginning of year	129,305	104,848	90,494

Cash and cash equivalents at end of year	$122,379	$129,305	$104,848

Supplemental information:
Cash paid during the year for:
Interest	$8,293	$5,049	$5,279
Income taxes, net of refunds received	$28,092	$35,796	$58,126

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

              We are a leading provider of consulting, engineering, technical services, program management, and construction management services that focus on addressing fundamental needs for water, environment, infrastructure, resource management and energy. We typically begin at the earliest stage of a project, leading with science, identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and development, information technology, engineering, design, construction management, and operations and maintenance.

2.           Basis of Presentation and Preparation

              Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

              Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2014, 2013 and 2012 each contained 52 weeks.

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

              Revenue Recognition and Contract Costs.    We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and cost estimates for each significant contract are reviewed and reassessed quarterly. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract's inception-to-date revenue, costs and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. For fiscal years 2014, 2013 and 2012, we recognized net favorable (unfavorable) operating income adjustments of ($35.9) million, ($40.1) million and $0.5 million, respectively, due to changes in estimates. As of September 28, 2014 and September 29, 2013, we recorded a liability for anticipated losses of $18.6 million and $13.3 million, respectively. The estimated cost to complete the related contracts as of September 28, 2014 was $103 million.

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

              Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a negotiated fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed based upon the amounts we expect to realize primarily using the percentage-of-completion method. Revenue is not recognized for non-recoverable costs. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

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

              Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. Restricted cash of $4.5 million was included in "Prepaid expenses and other current assets" on both consolidated balance sheets at fiscal 2014 and 2013 year-ends. For cash held by our consolidated joint ventures, see Note 17, "Joint Ventures."

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

              Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 28, 2014 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

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

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review at June 30, 2014 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (See Note 6, "Goodwill and Intangible Assets" for further discussion). We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.

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

              The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Long-term estimated contingent earn-out liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

              Income Taxes.    We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 28, 2014 will not be realized.

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

              Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 21% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2014 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 45%, 29% and 26% of our fiscal 2014 revenue was generated from our U.S government, U.S. commercial and international clients, respectively (see Note 19, "Reportable Segments" for more information).

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

              Recently Adopted and Issued Accounting Guidance.    In December 2011, the Financial Accounting Standards Board ("FASB") issued new guidance to enhance disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. We are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards. This guidance became effective for us in the first quarter of fiscal 2014 on a retrospective basis. The adoption of this guidance had no impact on our consolidated financial statements.

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

              In April 2014, the FASB issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively in the first quarter of fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

              In May 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for us in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

              In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for us in the first quarter of fiscal 2017. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

3.           Stock Repurchase and Dividends

              In June 2013, our Board of Directors authorized a stock repurchase program (the "Stock Repurchase Program") under which we could repurchase up to $100 million of our common stock. Stock repurchases could be made on the open market or in privately negotiated transactions with third parties. From the inception of the Stock Repurchase Program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Stock Repurchase and Dividends (Continued)

              On April 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on June 4, 2014 to stockholders of record as of the close of business on May 16, 2014. On July 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on September 5, 2014 to stockholders of record as of the close of business on August 15, 2014. We paid $9.0 million of cash dividends, or $0.14 per share, for the fiscal year ended September 28, 2014.

              Subsequent Events.    On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on December 15, 2014 to stockholders of record as of the close of business on November 26, 2014. On November 10, 2014, the Board of Directors also authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.

4.           Accounts Receivable – Net

              Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following at September 28, 2014 and September 29, 2013:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Billed	$351,693	$375,149
Unbilled	363,050	306,969
Contract retentions	26,929	23,353

Total accounts receivable – gross	741,672	705,471
Allowance for doubtful accounts	(39,780)	(44,624)

Total accounts receivable – net	$701,892	$660,847

Billings in excess of costs on uncompleted contracts	$103,343	$79,507

              Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 28, 2014 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

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

              Total accounts receivable at September 28, 2014 and September 29, 2013 included approximately $79 million and $41 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. The increase from the end of fiscal 2013 includes the impact of changes in scope on an oil and gas project in Western Canada in fiscal 2014 that is currently in negotiation with the client. The remainder of the increase in claims primarily related to revenue recognized as progress continued on projects with claims that were in process at the end of fiscal 2013. We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. As a result of this assessment, we recognized revenue and an increase to operating income of $3.4 million in fiscal 2014. We recognized losses of approximately $30.2 million related to the evaluation of the collectability of claims in fiscal 2013, primarily related to contractual disputes with government clients.

              Billed accounts receivable related to U.S. federal government contracts were $57.4 million and $50.5 million at September 28, 2014 and September 29, 2013, respectively. U.S. federal government unbilled receivables were $73.2 million and $79.3 million at September 28, 2014 and September 29, 2013, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 28, 2014 and September 29, 2013.

5.           Mergers and Acquisitions

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

              In the second quarter of fiscal 2013, we acquired American Environmental Group, Ltd. ("AEG"), headquartered in Richfield, Ohio. AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients. Also in the second quarter of fiscal 2013, we acquired Parkland Pipeline Contractors Ltd., Parkland Pipeline Equipment Ltd., Park L Projects Ltd. and Parkland Projects Ltd. (collectively, "Parkland"), headquartered in Alberta, Canada. Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities. AEG and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

Parkland are both included in our Remediation and Construction Management ("RCM") segment. We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our Engineering and Consulting Services ("ECS") and Technical Support Services ("TSS") segments during fiscal 2013. The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $248.9 million. Of this amount, $171.6 million was paid to the sellers, $2.0 million was recorded as liabilities in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations as of the respective acquisition dates, with an aggregate maximum of $86.7 million upon the achievement of specified financial objectives. In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our ECS and TSS segments.

              Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. Specifically, the goodwill additions related to the fiscal 2013 acquisitions primarily represent the value of workforces with distinct expertise in the solid and hazardous waste, and oil and gas markets. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in the consolidated financial statements from their respective closing dates. The purchase price allocations related to acquisitions completed during fiscal 2014 are preliminary, and subject to adjustment, based on the valuation and final determination of net assets acquired. We do not believe that any such adjustment will have a material effect on our consolidated results of operations. None of the acquisitions were considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided for the respective periods.

              Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in "Estimated contingent earn-out liabilities" and "Long-term estimated contingent earn-out liabilities" on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

              We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During fiscal years 2014, 2013 and 2012, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $58.7 million, $9.6 million and $19.2 million, respectively. The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland and AEG. We recognized a net unfavorable operating income adjustment for Parkland related to a single project during fiscal 2014. Adverse weather conditions during fiscal 2014 hindered AEG's ability to complete construction field work. As a result, we lowered our income projections over the remaining earn-out periods and recorded corresponding reductions of the earn-out liabilities for Parkland and AEG. We also determined that these lower income projections were the result of temporary events, and would not negatively impact Parkland and AEG's longer-term performance or result in goodwill impairment. However, if our income projections were to decline further, this could result in the impairment of a portion of the combined related goodwill balance of approximately $134 million.

              At September 28, 2014, there was a total maximum of $66.0 million of outstanding contingent consideration related to acquisitions. Of this amount, $7.0 million was estimated as the fair value and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

accrued on our consolidated balance sheet. The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Beginning balance (at fair value)	$81,789	$51,539	$75,159
Estimated earn-out liabilities for acquisitions during the fiscal year	6,242	75,253	18,981
Earn-out liabilities for acquisitions completed prior to fiscal 2010.	–	250	9,974
Increases due to re-measurement of fair value reported in interest expense	1,846	2,433	1,374
Net decreases due to re-measurement of fair value reported as gains in operating income	(58,694)	(9,560)	(19,246)
Foreign exchange impact	(3,507)	(2,480)	3,027
Earn-out payments:
Reported as cash used in operating activities	(1,984)	(695)	(601)
Reported as cash used in investing activities	–	(1,279)	(11,773)
Reported as cash used in financing activities	(18,662)	(33,672)	(18,055)
Settlement of receivables due from sellers	–	–	(7,301)

Ending balance (at fair value)	$7,030	$81,789	$51,539

6.           Goodwill and Intangible Assets

              The following table summarizes the changes in the carrying value of goodwill:

	ECS	TSS	RCM	Total
	(in thousands)
Balance at September 30, 2012	$412,308	$173,867	$49,783	$635,958
Goodwill additions	14,364	3,594	145,064	163,022
Foreign exchange impact	(16,464)	118	(3,242)	(19,588)
Goodwill impairment	(56,600)	–	–	(56,600)

Balance at September 29, 2013	353,608	177,579	191,605	722,792
Goodwill additions	11,642	8,982	–	20,624
Foreign exchange impact	(21,619)	(208)	(7,874)	(29,701)
Goodwill adjustments	–	161	314	475

Balance at September 28, 2014	$343,631	$186,514	$184,045	$714,190

              Goodwill additions are primarily attributable to acquisitions described in Note 5, "Mergers and Acquisitions" for the respective fiscal years. Substantially all of the goodwill additions are not deductible for income tax purposes. Foreign exchange impact relates to our foreign subsidiaries with functional

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

currencies that are different than our reporting currency. The gross amounts of goodwill, excluding accumulated impairment, for ECS were $411.1 million and $401.1 million for fiscal 2013 and 2014 year-ends, respectively.

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

              We performed the first step of the impairment test for each of these reporting units during the third quarter of fiscal 2013, and in each case determined that the carrying value of the reporting unit exceeded its fair value indicating potential goodwill impairment. The significant change to the assumptions used in the interim test in the third quarter of fiscal 2013 compared to the last annual impairment test as of July 1, 2012 was the projected revenue, operating income and cash flows for each reporting unit tested.

              We performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, of the applicable reporting units. The second step of the test requires the allocation of the reporting unit's fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analyses, we recorded a $56.6 million, or $48.1 million, net of tax, goodwill impairment charge in the third quarter of fiscal 2013 related to the TTC, GMP and AMT reporting units. As of September 28, 2014, the goodwill amounts after the impairment charges for the TTC, GMP and AMT reporting units were $103.3 million, $68.5 million and $32.6 million, respectively.

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review at June 30, 2014 (i.e., the first day of our fiscal fourth quarter), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. However, we identified four reporting units that had estimated fair values that exceeded their carrying values by less than 20% including two of the reporting units with

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

impairment charges in fiscal 2013, TTC and GMP. Due to declines in actual and projected financial performance in fiscal 2014, our Tetra Tech Construction ("CON") reporting unit, which primarily performs civil construction projects, and Parkland also met this criteria. As of September 28, 2014, the goodwill amounts for CON and Parkland were $47.8 million and $95.6 million, respectively. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units fall significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.

              The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 28, 2014			September 29, 2013
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	2.2	$1,086	$(524)	$6,160	$(5,247)
Client relations	3.8	122,198	(61,117)	128,839	(49,189)
Backlog	0.2	1,283	(1,072)	68,968	(64,675)
Technology and trade names	2.2	2,917	(1,676)	4,204	(2,131)

Total		$127,484	$(64,389)	$208,171	$(121,242)

              The gross amount and accumulated amortization for acquired identifiable assets decreased due to the full amortization of assets in fiscal 2014. Amortization expense for these intangible assets for fiscal 2014, 2013 and 2012 was $27.3 million, $32.4 million and $29.6 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)
2015	$20,587
2016	16,803
2017	14,560
2018	6,222
2019	2,916
Beyond	2,007

Total	$63,095

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Property and Equipment

              The property and equipment consisted of the following:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Land and buildings	$4,029	$5,565
Equipment, furniture and fixtures	204,298	210,172
Leasehold improvements	24,478	26,429

Total property and equipment	232,805	242,166
Accumulated depreciation	(158,941)	(154,140)

Property and equipment, net	$73,864	$88,026

              The depreciation expense related to property and equipment, including assets under capital leases, was $26.5 million, $29.5 million and $26.7 million for fiscal 2014, 2013 and 2012, respectively.

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

              In connection with exit activities related to vacating leased facilities, we recorded a loss of $2.7 million in the fourth quarter of fiscal 2014. The loss consisted of an accrued liability of $2.5 million for estimated contract termination costs associated with the long-term non-cancelable leases of those facilities, reduced by $0.3 million of write-offs of prorated portions of existing deferred items previously recognized in connection with the leases, and $0.5 million in net write-offs of fixed assets, primarily leasehold improvements, furniture and fixtures, that were no longer in use after vacating the facilities. The loss is recorded in other costs of revenue on the consolidated statements of operations (see Note 10, "Leases" for further information).

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes

              The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Income (loss) before income taxes:
United States	$118,900	$60,547	$141,035
Foreign	25,443	(48,015)	19,761

Total income before income taxes	$144,343	$12,532	$160,796

              Income tax expense consisted of the following:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
		(in thousands)
Current:
Federal	$26,503	$11,155	$46,058
State	7,551	2,705	6,949
Foreign	1,759	11,646	8,569

Total current income tax expense	35,813	25,506	61,576

Deferred:
Federal	5,957	(2,965)	(200)
State	434	(637)	(622)
Foreign	(6,536)	(7,866)	(4,690)

Total deferred income tax expense (benefit)	(145)	(11,468)	(5,512)

Total income tax expense	$35,668	$14,038	$56,064

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 28, 2014		September 29, 2013		September 30, 2012
	($ in thousands)
Tax at federal statutory rate	$50,521	35.0%	$4,386	35.0%	$56,278	35.0%
State taxes, net of federal benefit	4,956	3.4	1,316	10.5	4,932	3.1
R&E credits	(867)	(0.6)	(6,622)	(52.8)	(360)	(0.2)
Domestic production deduction	(1,048)	(0.7)	(828)	(6.6)	(774)	(0.5)
Tax differential on foreign earnings	(7,956)	(5.5)	(4,263)	(34.0)	(4,444)	(2.8)
Corrections of prior-year errors	–	–	3,255	26.0	–	–
Goodwill and contingent consideration	(11,808)	(8.2)	11,288	90.0	(1,552)	(1.0)
Stock compensation	298	0.2	443	3.5	80	0.1
Valuation allowance	396	0.3	4,947	39.5	2,512	1.6
Other	1,176	0.8	116	0.9	(608)	(0.4)

Total income tax expense	$35,668	24.7%	$14,038	112.0%	$56,064	34.9%

              Our fiscal year 2014 effective tax rate was 24.7% compared to 112.0% for fiscal 2013. The lower effective tax rate in fiscal 2014 resulted primarily from goodwill impairment charges and valuation allowances that increased the rate in fiscal 2013 versus earn-out adjustments that lowered the effective rate this year. We are currently under examination by the Internal Revenue Service for the fiscal years 2010 through 2013, and by the California Franchise Tax Board for fiscal years 2004 through 2005, with respect to R&E credits. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2010.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Deferred Tax Asset:
State taxes	$2,635	$452
Reserves and contingent liabilities	8,860	5,883
Allowance for doubtful accounts	6,084	7,345
Accrued liabilities	12,212	14,425
Stock-based compensation	10,273	10,778
Loss carry-forwards	10,815	9,563
Valuation allowance on loss carry-forwards	(7,576)	(7,459)

Total deferred tax asset	43,303	40,987

Deferred Tax Liability:
Unbilled revenue	(49,150)	(47,281)
Prepaid expense	(5,834)	(7,522)
Intangibles	(29,257)	(24,933)
Property and equipment	(8,235)	(9,946)

Total deferred tax liability	(92,476)	(89,682)

Net deferred tax liability	$(49,173)	$(48,695)

              At September 28, 2014, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $52.6 million are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

              At September 28, 2014, we had available unused state net operating loss ("NOL") carry forwards of $22.8 million which expire at various dates through 2033 and foreign NOL carry forwards of $36.8 million of which $26.2 million expire at various dates through 2033, and $10.6 million have no expiration date. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.6 million has been provided.

              At September 28, 2014, we had $21.7 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2014 were $21.7 million of tax benefits that, if

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Beginning balance	$25,886	$24,092	$25,940
Additions for current year tax positions	1,243	2,661	6,273
Additions for prior year tax positions	1,416	4,951	19
Reductions for prior year tax positions	–	(5,818)	(8,072)
Settlements	(6,828)	–	(68)

Ending balance	$21,717	$25,886	$24,092

              We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest expense (net of interest income) accrued at September 28, 2014 and September 29, 2013, was $0.9 million and $2.3 million, respectively.

9.           Long-Term Debt

              Long-term debt consisted of the following:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Credit facilities	$202,438	$205,000
Other	1,393	2,749

Total long-term debt	203,831	207,749
Less: Current portion of long-term debt	(10,989)	(4,311)

Long-term debt, less current portion	$192,842	$203,438

              On May 7, 2013, we entered into the Amended Credit Agreement and refinanced the indebtedness under our prior credit agreement. The Amended Credit Agreement is a $665 million senior secured, five-year facility that provides for a $205 million Term Loan Facility and a $460 million Revolving Credit Facility. This agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $200 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings and letters of credit. Borrowings under the Amended Credit Agreement are collateralized by our accounts

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

receivable, the stock of certain of our subsidiaries, and intercompany loans. The Amended Credit Agreement expires on May 7, 2018, or earlier at our discretion upon payment in full of loans and other obligations. We had borrowings outstanding at September 28, 2014 of $202.4 million, entirely under the Term Loan Facility, at a weighted-average interest rate of 1.82% per annum. At September 28, 2014, there was $1.2 million outstanding in standby letters of credit. At September 28, 2014, we had $460 million of available credit under the Revolving Credit Facility, of which $155.3 million could be borrowed without a violation of our debt covenants.

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

              The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 2.50 to 1.00 and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. As of September 28, 2014, we met all compliance requirements of these covenants.

              In fiscal 2014, other debt included capital leases of $1.4 million. In fiscal 2013, other debt included capital leases of $1.8 million, property and equipment loans of $0.1 million, and a bank overdraft facility of $0.9 million for one of our foreign affiliates.

              We have three letter of credit agreements with three banks to issue up to $53 million in standby letters of credit. The amount of standby letters of credit outstanding under these facilities and other bank guarantees at September 28, 2014 was $31.7 million, of which $6.5 million was issued in currencies other than the U.S. dollar.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

              The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2015	$10,979
2016	15,907
2017	15,441
2018	161,491
2019	13

Total	$203,831

10.         Leases

              We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2014, 2013 and 2012, we recognized $70.0 million, $80.8 million and $76.6 million of expense associated with operating leases, respectively. Amounts payable under non-cancelable operating and capital lease commitments are as follows during the following fiscal years:

	Operating	Capital
	(in thousands)
2015	$65,412	$781
2016	50,275	552
2017	33,908	70
2018	23,238	55
2019	15,905	13
Beyond	22,377	–

Total	$211,115	1,471

Less: Amounts representing interest		81

Net present value		$1,390

              We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $2.2 million in fiscal 2014, $4.5 million in fiscal 2013 and $1.3 million in fiscal 2012. These amounts were initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2024.

              We initially measured the lease contract termination liability at the fair value of the prorated portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals and other costs. If the actual timing and potential termination costs or realization of sublease income differ from our estimates, the resulting liabilities could vary from recorded amounts. These liabilities are

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.         Leases (Continued)

reviewed periodically and adjusted when necessary. The following is a reconciliation of the beginning and ending balances of these liabilities related to lease contract termination costs:

	RCM	ECS	TSS	Total
	(in thousands)
Balance at September 30, 2012	$–	$–	$2,940	$2,940
Costs incurred and charged to expense	–	3,744	1,055	4,799
Adjustments (1)	–	(34)	(1,432)	(1,466)

Balance at September 29, 2013	$–	$3,710	$2,563	$6,273

Cost incurred and charged to expense	1,391	443	624	2,458
Adjustments (1)	–	(1,373)	(989)	(2,362)

Balance as September 28, 2014	$1,391	$2,780	$2,198	$6,369

(1)
Adjustments of the actual timing and potential termination costs or realization of sublease income.

11.         Stockholders' Equity and Stock Compensation Plans

              At September 28, 2014, we had the following stock-based compensation plans:

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

  Our Compensation Committee has also awarded restricted stock to executive officers and non-employee directors under the EIP. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based.

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

              The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Total stock-based compensation	$10,374	$8,775	$10,839
Income tax benefit related to stock-based compensation	(3,696)	(3,048)	(4,288)

Stock-based compensation, net of tax benefit	$6,678	$5,727	$6,551

Stock Options

              Stock option activity for the fiscal year ended September 28, 2014 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on September 29, 2013	4,264	$21.88
Granted	354	28.58
Exercised	(1,180)	28.07
Cancelled	(55)	22.82

Outstanding at September 28, 2014	3,383	$23.14	3.9	$8,365

Vested or expected to vest at September 28, 2014	3,321	$23.10	3.8	$8,217

Exercisable on September 28, 2014	2,447	$22.29	5.7	$7,313

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2014 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 28, 2014. This amount will change based on the fair market value of our stock. At September 28, 2014, we expect to recognize $5.3 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 1.9 years. At September 28, 2014, there were approximately 2.8 million options available for future awards.

              The weighted-average fair value of stock options granted during fiscal 2014, 2013 and 2012 was $9.36, $8.74 and $8.37, respectively. The aggregate intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $9.3 million, $6.4 million and $6.1 million, respectively.

              The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Dividend yield	–	–	–
Expected stock price volatility	36.1% - 38.8%	41.7% - 42.2%	41.9% - 44.0%
Risk-free rate of return, annual	1.3% - 1.5%	0.6% - 1.3%	0.7% - 1.1%

              For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2014, 2013 and 2012 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

              Net cash proceeds from the exercise of stock options were $23.8 million, $16.0 million and $18.2 million for fiscal 2014, 2013 and 2012, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2014, 2013 and 2012 was $4.6 million, $3.7 million and $3.2 million, respectively.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

Restricted Stock and RSUs

              Restricted stock activity for the fiscal year ended September 28, 2014 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 29, 2013	203	$23.55
Granted	117	28.58
Vested	(3)	21.65
Forfeited	(94)	23.44

Nonvested balance at September 28, 2014	223	$26.26

Vested or expected to vest at September 28, 2014	223	$26.26

              In fiscal 2014, 2013 and 2012, we awarded 117,067 shares, 108,350 shares and 105,567 shares, respectively, of restricted stock to certain of our executive officers and non-employee directors. Vesting is performance-based, such that the percentage of awarded shares that ultimately vests, from 0% to 140%, is dependent on fiscal year earnings per share growth rates for the three fiscal years that end after the award date. In fiscal 2013 and 2012, an additional 4,947 shares and 5,305 shares of restricted stock, respectively, were awarded for performance-based adjustments in excess of 100% vesting. Restricted stock forfeitures resulted from performance-based vesting of less than 100%. Forfeited shares return to the pool of authorized shares available for award. As of September 28, 2014, there were 723,420 shares available for future awards of restricted stock.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              RSU activity for the fiscal year ended September 28, 2014 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 29, 2013	333	$23.70
Granted	225	28.53
Vested	(92)	23.58
Forfeited	(34)	25.58

Nonvested balance at September 28, 2014	432	$26.09

              In fiscal 2014, we also awarded 224,911 RSUs to our employees at the weighted average fair value of $28.53 per share on the award date. All of the RSUs have time-based vesting over a four-year period, except that RSUs awarded to directors vest after one year. At September 28, 2014, there were 432,289 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

              In fiscal 2013, we also awarded 226,655 RSUs to our employees at the weighted average fair value of $24.32 per share on the award date. All of the RSUs have time-based vesting over a four-year period. At September 29, 2013, there were 333,140 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

              The stock-based compensation expense related to restricted stock and RSUs for fiscal years 2014, 2013 and 2012 was $4.6 million, $2.2 million and $3.0 million, respectively, and was included in the total stock-based compensation expense. At September 28, 2014, there was $10.5 million of unrecognized compensation costs related to restricted stock and RSUs that will be substantially recognized by the end of fiscal 2018.

ESPP

              The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands, except for purchase price)
Shares purchased	245	253	289
Weighted-average purchase price	$22.99	$21.96	$18.35
Cash received from exercise of purchase rights	$5,604	$5,551	$5,300
Aggregate intrinsic value	$1,221	$1,140	$935

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Dividend yield	-	-	-
Expected stock price volatility	29.2%	27.1%	34.7%
Risk-free rate of return, annual	0.1%	0.1%	0.1%
Expected life (in years)	1	1	1

              For fiscal 2014, 2013 and 2012, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

              Included in stock-based compensation expense for fiscal 2014, 2013 and 2012 was $0.7 million, $0.8 million and $0.9 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at September 28, 2014 and September 29, 2013, were $0.2 million and $0.2 million, respectively. At September 28, 2014, ESPP participants had accumulated $2.9 million to purchase our common stock.

12.         Retirement Plans

              We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2014, 2013 and 2012, employer contributions to the plans were $9.6 million, $9.5 million and $14.7 million, respectively.

              We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 28, 2014 and September 29, 2013, the consolidated balance sheets reflect assets of $20.1 million and $17.2 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $19.9 million and $16.1 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Earnings Per Share

              The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands, except per share data)
Net income (loss) attributable to Tetra Tech	$108,266	$(2,141)	$104,380

Weighted-average common shares outstanding – basic	64,379	64,544	63,217
Effect of diluted stock options and unvested restricted stock	767	–	717

Weighted-average common stock outstanding – diluted	65,146	64,544	63,934

Net income (loss) attributable to Tetra Tech per share:
Basic	$1.68	$(0.03)	$1.65

Diluted	$1.66	$(0.03)	$1.63

              For 2014 and 2012, no options and 1.9 million options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive. The computation of diluted loss per share for fiscal 2013 excludes 0.5 million of potential common shares due to their anti-dilutive effect.

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

rates. These contracts were designated as cash flow hedges. Accordingly, changes in the fair value of the contracts were recorded in "Other comprehensive income". In the second quarter of fiscal 2013, we settled one of the foreign currency forward contracts for U.S. $3.9 million and terminated the remaining forward contract. As a result, we recognized immaterial gains and losses in our consolidated statements of operations for fiscal 2013 and 2012.

              In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our Term loan Facility. At September 28, 2014 and September 29, 2013, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was ($0.2) million and $0.9 million, respectively, of which ($0.2) million and $0.9 million is expected to be reclassified from accumulated other comprehensive income to interest expense within the next 12 months.

              As of September 28, 2014, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$50,609	1.36%	May 2018
50,609	1.34%	May 2018
50,609	1.35%	May 2018
25,305	1.23%	May 2018
25,305	1.24%	May 2018

              The fair values of our outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 28, 2014	September 29, 2013

Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$45	$987

              The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the fiscal years ended September 28, 2014 and September 29, 2013. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements. We had no derivative instruments that were not designated as hedging instruments for fiscal 2014, 2013 and 2012.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

              The accumulated balances and reporting period activities for fiscal 2014 and 2013 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 30, 2012	$31,110	$(93)	$31,017
Other comprehensive (loss) income before reclassifications	(28,770)	(63)	(28,833)
Amounts reclassified from accumulated other comprehensive income
Foreign exchange contracts, net of tax (1)	–	(164)	(164)
Interest rate contracts net of tax (2)	–	(162)	(162)

Net current-period other comprehensive (loss) income	(28,770)	(389)	(29,159)

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive (loss) income before reclassifications	(45,425)	3,317	(42,108)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (2)	–	(2,288)	(2,288)

Net current-period other comprehensive income loss	(45,425)	1,029	(44,396)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

(1)
This accumulated other comprehensive component is reclassified in "Interest expense" and foreign exchange expense in "Selling, general and administrative expenses" in our consolidated statements of operations. See Note 14, "Derivative Financial Instruments", for more information.
(2)
This accumulated other comprehensive component is reclassified in "Interest expense" in our consolidated statements of operations. See Note 14, "Derivative Financial Instruments", for more information.

16.         Fair Value Measurements

              Derivative Instruments.    For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation and Preparation" and Note 14, "Derivative Financial Instruments" for more information).

              Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis (see Note 2, "Basis of Presentation and Preparation" and Note 5, "Mergers and Acquisitions" for further information).

              Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in "Critical Accounting Policies and Estimates"). The carrying value of our

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.         Fair Value Measurements (Continued)

long-term debt approximated fair value at September 28, 2014 and September 29, 2013. For fiscal 2014, we had a net borrowing of $202.4 million under our amended credit agreement to fund our business acquisitions, working capital needs and contingent earn-outs (see Note 9, "Long-Term Debt" for more information).

17.         Joint Ventures

Consolidated Joint Ventures

              The aggregate revenue of the consolidated joint ventures was $12.3 million, $15.6 million and $19.3 million for fiscal 2014, 2013 and 2012, respectively. The assets and liabilities of these consolidated joint ventures were immaterial at fiscal 2014, 2013 and 2012 year-ends. These assets are restricted for use only by those joint ventures and are not available for our general operations. Cash and cash equivalents maintained by the consolidated joint ventures at September 28, 2014 and September 29, 2013 were $1.4 million and $1.2 million, respectively.

Unconsolidated Joint Ventures

              We account for our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures within "Other costs of revenue" in our consolidated statements of operations. For fiscal 2014, 2013 and 2012, we reported $2.8 million, $3.5 million and $2.9 million of equity in earnings of unconsolidated joint ventures, respectively. Our maximum exposure to loss as a result of our investments in unconsolidated variable interest entities is typically limited to the aggregate of the carrying value of the investment. Future funding commitments for the unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

              The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $20.1 million and $18.0 million, respectively, at September 28, 2014, and $24.0 million and $21.8 million, respectively, at September 29, 2013.

18.         Commitments and Contingencies

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

              We acquired BPR Inc. ("BPR"), a Quebec-based engineering firm on October 4, 2010. Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

              On April 17, 2012, authorities in the province of Quebec, Canada charged two employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.         Commitments and Contingencies (Continued)

corruption. Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016. We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

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

              During March 2013, following the resignation of BPR's former president, we learned that criminal charges had been filed against BPR and its former president in France. The charges relate to allegations that, in 2009, a BPR subsidiary had hired an employee of another firm to be CEO of that BPR subsidiary as a part of a corrupt scheme that allegedly damaged, among others, the employee's former employer. On June 12, 2014, the Court dismissed all charges against all defendants. The Public Prosecutor did not file an appeal, and the Court's decision is therefore final.

              On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR's former president, and other Quebec-based engineering firms and individuals are named as defendants. The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal. The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging. A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action. On June 5, 2014, the plaintiff filed an appeal, and the defendants then filed a motion to dismiss. On November 3, 2014, the court dismissed the plaintiff's appeal.

              The financial impact to us of the matters discussed above is unknown at this time.

19.         Reportable Segments

              Our reportable segments for fiscal 2014 were as follows:

              Engineering and Consulting Services.    ECS provides front-end science, consulting engineering and project management services in the areas of water management, water infrastructure, solid waste management, mining, geotechnical sciences, arctic engineering, industrial processes and oil sands, transportation, and information technology.

              Technical Support Services.    TSS provides management consulting and engineering services and strategic direction in the areas of environmental assessments/hazardous waste management, climate change, international development, energy, oil and gas, technical government consulting, and building and facilities.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

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

              The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Revenue
ECS	$963,024	$1,035,983	$1,155,256
TSS	912,749	932,375	1,020,779
RCM	703,253	725,689	621,957
Elimination of inter-segment revenue	(95,212)	(80,292)	(86,917)

Total revenue	$2,483,814	$2,613,755	$2,711,075

Operating Income
ECS	$76,015	$44,598	$96,220
TSS	91,859	71,842	71,767
RCM	(34,310)	(6,706)	22,374
Corporate (1)	20,269	(89,516)	(23,994)

Total operating income	$153,833	$20,218	$166,367

Depreciation
ECS	$7,704	$10,494	$10,126
TSS	2,303	2,839	3,227
RCM	13,342	13,160	10,233
Corporate	3,103	3,055	3,065

Total depreciation	$26,452	$29,548	$26,651

(1)
Includes goodwill impairment charge, amortization of intangibles, other costs and other income not allocable to segments. The goodwill impairment charge of $56.6 million for fiscal 2013 was recorded at Corporate. The intangible asset amortization expense for fiscal 2014, 2013 and

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

  2012 was $27.3 million, $32.4 million and $29.6 million, respectively. Corporate results also included income for fair value adjustments to contingent consideration liabilities of $58.7 million, $9.6 million and $19.2 million for 2014, 2013 and 2012, respectively.

	September 28, 2014	September 29, 2013
	(in thousands)
Total Assets
ECS	$920,890	$912,996
TSS	741,011	673,864
RCM	408,238	435,053
Corporate (1)	(293,735)	(222,821)

Total assets	$1,776,404	$1,799,092

(1)
Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
	September 28, 2014		September 29, 2013		September 30, 2012
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
			(in thousands)
United States	$1,840,129	$95,425	$1,915,780	$110,313	$2,046,700	$100,958
Foreign countries (1)	643,685	68,187	697,975	90,435	664,375	70,010

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

              The following table presents our revenue by client sector:

	Fiscal Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
	(in thousands)
Client Sector
International (1)	$643,685	$697,975	$664,375
U.S commercial	719,006	693,677	718,457
U.S. federal government (2)	766,514	829,790	1,008,424
U.S. state and local government	354,609	392,313	319,819

Total	$2,483,814	$2,613,755	$2,711,075

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

20.         Quarterly Financial Information – Unaudited

              In the opinion of management, the following unaudited quarterly data for fiscal years ended September 28, 2014 and September 29, 2013 reflect all adjustments necessary for a fair statement of the results of operations.

              In the fourth quarter of fiscal 2014, our RCM segment reported a loss of $35.1 million. These results included project charges of $25.6 million, primarily related to two lines of business with U.S. federal and state and local government clients that we have decided to exit or wind-down. These charges were substantially offset in our fourth quarter consolidated operating income by net gains from updated valuations of our contingent earn-out liabilities totaling $23.8 million.

              In the third quarter of fiscal 2013, we reported operating losses of $99.9 million, which included a non-cash goodwill impairment charge of $56.6 million. Additionally, we incurred project charges, including claims related to adverse developments on three programs in the RCM segment with U.S. federal and state and local government clients. We also recorded a project-related charge on a commercial development project in the TSS segment due to a change in client ownership and the related modification of plans for completion of the project. Collectively, project charges on these four programs reduced operating income

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.         Quarterly Financial Information – Unaudited (Continued)

by $35.5 million. Further, the weaker results in our Eastern Canada and mining operations, and the resulting charges to right-size these businesses, caused a reduction of $28.2 million in operating income.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2014
Revenue	$645,848	$586,285	$629,502	$622,179
Operating income	43,718	46,186	39,167	24,763
Net income attributable to Tetra Tech	27,315	31,709	26,657	22,586
Earnings per share attributable to Tetra Tech (1):
Basic	$0.43	$0.49	$0.41	$0.36

Diluted	$0.42	$0.48	$0.41	$0.35

Weighted-average common shares outstanding:
Basic	64,227	64,835	64,566	63,602

Diluted	65,048	65,710	65,302	64,235

Fiscal Year 2013
Revenue	$658,545	$641,999	$614,835	$698,376
Operating income	41,809	37,667	(99,884)	40,626
Net income attributable to Tetra Tech	26,224	24,820	(78,385)	25,200
Net income (loss) attributable to Tetra Tech per share (1):
Basic	$0.41	$0.38	$(1.21)	$0.39

Diluted	$0.41	$0.38	$(1.21)	$0.39

Weighted-average common shares outstanding:
Basic	63,864	64,551	64,832	64,272

Diluted	64,608	65,472	64,832	64,853

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Item 9A.    Controls and Procedures

              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

              At September 28, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 28, 2014, based on the criteria in Internal Control – Integrated Framework (1992) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 28, 2014, at a reasonable assurance level.

              PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 18, 2014, appears on page 86 of this Form 10-K.

Changes in Internal Control over Financial Reporting

              There were no changes in our internal control over financial reporting during the three months ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

              None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

              The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Proposal No. 1 – Election of Directors – General" and "Business Experience of Nominees," "Ownership of Securities – Section 16(a) Beneficial Ownership Reporting Compliance," and "Proposal No. 1 – Election of Directors – Board Committees and Meetings" in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

              Pursuant to General Instruction G (3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Report.

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

Item 11.    Executive Compensation

              The information required by this item is included under the captions "Proposal No. 1 – Election of Directors – Director Compensation" and "Executive Compensation and Related Information" in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Ownership of Securities" in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

              The information required by this item relating to review, approval or ratification of transactions with related persons is included under the captions "Review, Approval or Ratification of Transactions with Related Persons" and "Certain Transactions with Related Persons," and the information required by this item relating to director independence is included under the caption "Proposal No. 1 – Election of Directors – Independent Directors," in each case in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

              The information required by this item is included under the captions "Proposal No. 4 – Ratification of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 85 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 85 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 137 - 139 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 30, 2012, September 29, 2013 and September 28, 2014
(in thousands)

	Balance at Beginning of Period	Additions (Charged to Costs, Expenses and Revenue)	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2012	$32,244	$4,768	$(2,356)	$896	$35,552
Fiscal 2013	35,552	13,818	(4,452)	(295)	44,623
Fiscal 2014	44,623	1,467	(4,855)	(1,455)	39,780
Income tax valuation allowance:
Fiscal 2012	$–	$2,512	$–	$–	$2,512
Fiscal 2013	2,512	4,947	–	–	7,459
Fiscal 2014	7,459	396	–	(279)	7,576

(1)
Primarily represents uncollectible accounts written off, net of recoveries.
(2)
Includes allowances from new business acquisitions, loss in foreign jurisdictions, rerate and currency adjustments, and represents valuation allowance adjustments related to net operating loss carry-forwards.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Dated: November 17, 2014		Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 17, 2014
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Chief Financial Officer and Treasurer	November 17, 2014
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 17, 2014
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 17, 2014
Albert E. Smith
/s/ HUGH M. GRANT	Director	November 17, 2014
Hugh M. Grant

Signature	Title	Date
/s/ PATRICK C. HADEN	Director	November 17, 2014
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 17, 2014
J. Christopher Lewis
/s/ J. KENNETH THOMPSON	Director	November 17, 2014
J. Kenneth Thompson
/s/ RICHARD H. TRULY	Director	November 17, 2014
Richard H. Truly
/s/ KIRSTEN M. VOLPI	Director	November 17, 2014
Kirsten M. Volpi
/s/ KIMBERLY E. RITRIEVI	Director	November 17, 2014
Kimberly E. Ritrievi

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
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
10.3
Amendment No. 2 dated as of June 23, 2014 to the Amended and Restated Credit Agreement dated as of May 7, 2013 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2014).
10.4
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
10.8	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.9	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.10
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.11	Form of Stock Option Agreement to be used for employees in connection with the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2005).*
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
10.19	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.20	Amendment to Deferred Compensation Plan dated November 14, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
10.21	Amended and Restated Change of Control Agreement with Dan L. Batrack dated November 3, 2014.+*
10.22	Form of Amended and Restated Change of Control Agreement for executive vice presidents.+*
10.23
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page110 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

95.	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 28, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+

*
Indicates a management contract or compensatory arrangement.
+
Filed herewith.