Form 10-Q
period 2014-12-28
TETRA TECH INC
filed 2015-02-02
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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

Yes  ☐   No  ☒

As of January 26, 2015, 61,661,071 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	December 28, 2014	September 28, 2014
Current assets:
Cash and cash equivalents	$98,890	$122,379
Accounts receivable – net	667,425	701,892
Prepaid expenses and other current assets	53,040	52,256
Income taxes receivable	25,338	22,076
Total current assets	844,693	898,603

Property and equipment – net	70,661	73,864
Investments in and advances to unconsolidated joint ventures	1,936	2,140
Goodwill	698,833	714,190
Intangible assets – net	55,889	63,095
Other long-term assets	24,124	24,512

Total assets	$1,696,136	$1,776,404

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$116,571	$175,952
Accrued compensation	96,838	110,186
Billings in excess of costs on uncompleted contracts	106,882	103,343
Deferred income taxes	19,916	20,387
Current portion of long-term debt	10,907	10,989
Estimated contingent earn-out liabilities	6,786	3,568
Other current liabilities	78,467	79,436
Total current liabilities	436,367	503,861

Deferred income taxes	33,483	28,786
Long-term debt	190,116	192,842
Long-term estimated contingent earn-out liabilities	–	3,462
Other long-term liabilities	39,122	34,397

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 28, 2014, and September 28, 2014	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 62,169 and 62,591 shares at December 28, 2014, and September 28, 2014, respectively	622	626
Additional paid-in capital	390,214	402,516
Accumulated other comprehensive loss	(67,587)	(42,538)
Retained earnings	672,677	651,475
Tetra Tech stockholders’ equity	995,926	1,012,079
Noncontrolling interests	1,122	977
Total equity	997,048	1,013,056

Total liabilities and equity	$1,696,136	$1,776,404

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 28, 2014	December 29, 2013

Revenue	$581,056	$645,848
Subcontractor costs	(143,976)	(162,857)
Other costs of revenue	(358,281)	(396,528)
Selling, general and administrative expenses	(42,187)	(47,375)
Contingent consideration – fair value adjustments	–	4,630
Operating income	36,612	43,718

Interest expense	(1,790)	(2,424)
Income before income tax expense	34,822	41,294

Income tax expense	(9,176)	(13,967)

Net income including noncontrolling interests	25,646	27,327

Net income attributable to noncontrolling interests	(71)	(12)

Net income attributable to Tetra Tech	$25,575	$27,315

Earnings per share attributable to Tetra Tech:
Basic	$0.41	$0.43
Diluted	$0.41	$0.42

Weighted-average common shares outstanding:
Basic	62,452	64,227
Diluted	63,112	65,048

Cash dividends paid per share	$0.07	$–

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	December 28, 2014	December 29, 2013

Net income including noncontrolling interests	$25,646	$27,327

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(24,510)	(22,135)
(Loss) gain on cash flow hedge valuations, net of tax	(480)	826
Other comprehensive loss, net of tax	(24,990)	(21,309)

Comprehensive income including noncontrolling interests	656	6,018

Net income attributable to noncontrolling interests	(71)	(12)
Foreign currency translation adjustments	(59)	38
Comprehensive (income) loss attributable to noncontrolling interests	(130)	26

Comprehensive income attributable to Tetra Tech	$526	$6,044

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 28, 2014	December 29, 2013
Cash flows from operating activities:

Net income including noncontrolling interests	$25,646	$27,327

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,992	15,914
Equity in earnings of unconsolidated joint ventures	(650)	(650)
Distributions of earnings from unconsolidated joint ventures	810	364
Stock-based compensation	2,840	2,339
Excess tax benefits from stock-based compensation	(142)	(213)
Deferred income taxes	4,846	557
Provision for doubtful accounts	(1,150)	3,069
Fair value adjustments to contingent consideration	–	(4,630)
Foreign exchange loss (gain)	120	(91)
(Gain) loss on disposal of property and equipment	(51)	1,035

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	35,617	19,237
Prepaid expenses and other assets	769	(3,928)
Accounts payable	(59,382)	(6,186)
Accrued compensation	(13,348)	(13,646)
Billings in excess of costs on uncompleted contracts	3,539	12,671
Other liabilities	(6,276)	(7,790)
Income taxes receivable/payable	(726)	(3,660)
Net cash provided by operating activities	5,454	41,719

Cash flows from investing activities:
Capital expenditures	(7,137)	(6,602)
Payments for business acquisitions, net of cash acquired	–	(10,678)
Payment received on note for sale of operation	–	3,900
Proceeds from sale of property and equipment	5,216	1,926
Net cash used in investing activities	(1,921)	(11,454)

Cash flows from financing activities:
Payments on long-term debt	(15,926)	(233)
Proceeds from borrowings	13,493	–
Payments of earn-out liabilities	–	(1,589)
Net change in overdrafts	–	(915)
Excess tax benefits from stock-based compensation	142	213
Repurchases of common stock	(20,167)	–
Dividend paid	(4,372)	–
Net proceeds from issuance of common stock	1,521	6,327
Net cash (used in) provided by financing activities	(25,309)	3,803

Effect of foreign exchange rate changes on cash	(1,713)	(2,577)

Net (decrease) increase in cash and cash equivalents	(23,489)	31,491
Cash and cash equivalents at beginning of period	122,379	129,305
Cash and cash equivalents at end of period	$98,890	$160,796

Supplemental information:
Cash paid during the period for:
Interest	$1,867	$2,251
Income taxes, net of refunds received of $0.4 million and $0.8 million	$4,700	$16,158

See Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

Beginning in the first quarter of fiscal 2015, we reorganized our core operations to better align them with our markets, resulting in two renamed reportable segments.  We now report our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the Water, Environment and Infrastructure (“WEI”) reportable segment.  Our Resource Management and Energy (“RME”) reportable segment includes our oil and gas, energy, mining, waste management, remediation, utilities, and international development services.  We report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 28, 2014	September 28, 2014
	(in thousands)

Billed	$337,791	$351,693
Unbilled	342,336	363,050
Contract retentions	23,621	26,929
Total accounts receivable – gross	703,748	741,672

Allowance for doubtful accounts	(36,323)	(39,780)
Total accounts receivable – net	$667,425	$701,892

Billings in excess of costs on uncompleted contracts	$106,882	$103,343

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at December 28, 2014 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials, and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progresses without obtaining a definitive client agreement. Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs. Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period such as when client agreement is obtained or a claims resolution occurs.

Total accounts receivable at December 28, 2014 and September 28, 2014 included approximately $78 million and $79 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  As a result of this assessment, we recognized revenue and an increase to operating income of $3.2 million in the first quarter of fiscal 2015 related to the settlement of claims with a federal government client.

Billed accounts receivable related to U.S. federal government contracts were $69.1 million and $57.4 million at December 28, 2014 and September 28, 2014, respectively.  U.S. federal government unbilled receivables were $67.8 million and $73.2 million at December 28, 2014 and September 28, 2014, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 28, 2014 and September 28, 2014.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs, and profit in the period in which such changes are made.  As a result, we recognized net unfavorable operating income adjustments of $2.4 million during the first quarter of fiscal 2015 compared to $1.2 million in last year’s first quarter.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of December 28, 2014 and September 28, 2014, we recorded a liability for anticipated losses of $16.8 million and $18.6 million, respectively.  The estimated cost to complete the related contracts as of December 28, 2014 was $99.1 million.

3.                                      Mergers and Acquisitions

We made no acquisitions in the first quarter of fiscal 2015.  In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME reportable segments.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill additions related to the fiscal 2014 acquisitions primarily represent the value of workforces with distinct expertise in the oil and gas and disaster preparedness markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in the consolidated financial statements from their respective closing dates.  None of the acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Estimated contingent earn-out liabilities” and “Long-term estimated contingent earn-out liabilities” on the consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.  Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows.  Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first quarter of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $4.6 million.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability associated with our fiscal 2013 acquisition of Parkland Pipeline (“Parkland”).  Parkland serves the oil and gas industry in Western Canada.  Subsequent to the acquisition date, we lowered our income projections over the remaining earn-out periods and recorded corresponding reductions of the earn-out liabilities for Parkland.  We also determined that these lower income projections were the result of temporary events, and would not negatively impact Parkland’s longer-term performance or result in goodwill impairment.  We recorded no gains or losses related to changes in the estimated fair value of our contingent earn-out liabilities in the first quarter of fiscal 2015.

At December 28, 2014, there was a total maximum of $44.7 million of outstanding contingent consideration related to acquisitions.  Of this amount, $6.8 million was estimated as the fair value and accrued on our condensed consolidated balance sheet. In the first quarter of fiscal 2015, we made no earn-out payments.  In the first quarter of fiscal 2014, we made $1.6 million of earn-out payments to former owners and reported them as cash used in financing activities.

4.                                      Goodwill and Intangible Assets

Effective September 29, 2014, we reorganized our core operations to better align them with our markets, resulting in two renamed reportable segments.  We now report our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the WEI reportable segment.  Our RME reportable segment includes our oil and gas, energy, mining, waste management, remediation, utilities, and international development services.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	RCM	Total
	(in thousands)

Balance at September 28, 2014	$238,086	$476,104	$–	$714,190
Goodwill additions	–	–	–	–
Foreign exchange impact	(5,452)	(9,905)	–	(15,357)
Balance at December 28, 2014	$232,634	$466,199	$–	$698,833

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review at June 30, 2014 (i.e. the first day of our fourth quarter in fiscal 2014), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

The reorganization of our core operations, described further in Note 10, “Reportable Segments”, also impacted the definition of our reporting units used for goodwill impairment testing.  As a result, as of September 29, 2014, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and, as such, no impairment existed as of September 29, 2014.  However, our Global Mining Practice (“GMP”) reporting unit had an estimated fair value that exceeded its carrying value by less than 20%.  As of December 28, 2014, the goodwill amount for GMP was $65.6 million.  Although we believe that our estimate of fair value for GMP is reasonable, if GMP’s financial performance falls significantly below our expectations or market prices for similar businesses decline, the goodwill for GMP could become impaired.

Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $263.7 million and $269.2 million at December 28, 2014 and September 28, 2014, respectively, excluding $31.1 million of accumulated impairment.  The gross amounts of goodwill for RME were $492.6 million and $502.5 million at December 28, 2014 and September 28, 2014, respectively, excluding $26.4 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	December 28, 2014			September 28, 2014
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.9	$1,033	$(562)	$1,086	$(524)
Client relations	3.6	119,098	(64,742)	122,198	(61,117)
Backlog	0.1	1,209	(1,174)	1,283	(1,072)
Technology and trade names	1.9	2,815	(1,788)	2,917	(1,676)
Total		$124,155	$(68,266)	$127,484	$(64,389)

Foreign currency translation adjustments reduced net identifiable intangible assets by $1.3 million in the first quarter of fiscal 2015.  Amortization expense for the identifiable intangible assets for the first quarters of fiscal 2015 and 2014 was $5.9 million and $8.6 million, respectively.  Estimated amortization expense for the remainder of fiscal 2015 and succeeding years is as follows:

Amount
(in thousands)

2015	$14,327
2016	16,713
2017	13,987
2018	5,968
2019	2,887
Beyond	2,007
Total	$55,889

5.                                      Property and Equipment

Property and equipment consisted of the following:

	December 28, 2014	September 28, 2014
	(in thousands)

Land and buildings	$4,029	$4,029
Equipment, furniture and fixtures	189,955	204,298
Leasehold improvements	24,050	24,478
Total property and equipment	218,034	232,805
Accumulated depreciation	(147,373)	(158,941)
Property and equipment, net	$70,661	$73,864

The depreciation expense related to property and equipment, including assets under capital leases, was $6.9 million and $7.1 million for the first quarters of fiscal 2015 and 2014, respectively.

6.                                      Stock Repurchase and Dividends

In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock.  Stock repurchases could be made on the open market or in privately negotiated transactions with third parties.  From the inception of this program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.

On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  In the first quarter of fiscal 2015, we repurchased through open market purchases a total of 760,926 shares at an average price of $26.50, for a total cost of $20.2 million under this new repurchase program.

On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share to shareholders of record as of the close of business on November 26, 2014.  The total dividend of $4.4 million was paid on December 14, 2014.

Subsequent Event.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share payable on February 26, 2015 to stockholders of record as of the close of business on February 11, 2015.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2015 and 2014 was $2.8 million and $2.3 million, respectively.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2015, we granted 266,420 stock options with an exercise price of $27.26 per share and an estimated weighted-average fair value of $8.20 per share.  In addition, we awarded 155,265 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $27.26 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 239,247 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $27.26 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 28, 2014	December 29, 2013
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$25,575	$27,315

Weighted-average common shares outstanding - basic	62,452	64,227
Effect of dilutive stock options and unvested restricted stock	660	821
Weighted-average common stock outstanding - diluted	63,112	65,048

Earnings per share attributable to Tetra Tech:
Basic	$0.41	$0.43
Diluted	$0.41	$0.42

For the first quarters of fiscal 2015 and 2014, 0.8 million and 0.4 million options, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first quarters of fiscal 2015 and 2014 were 26.4% and 33.8%, respectively.  During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2014 through December 31, 2014.  Our income tax expense for the first quarter of fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these tax credits.

At December 28, 2014, approximately $53 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 28, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.3 million has been provided in prior years.

10.                               Reportable Segments

Beginning in the first quarter of fiscal 2015, we reorganized our core operations to better align them with our markets, resulting in two renamed reportable segments.  We now report our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the WEI reportable segment.  Our RME reportable segment includes our oil and gas, energy, mining, waste management, remediation, utilities, and international development services.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

Our reportable segments are as follows:

WEI:  WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies.  WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients.  The primary markets for WEI’s services include water management, environmental restoration, government consulting, and a broad range of civil infrastructure requirements for facilities, transportation, and regional and local development.  WEI’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

RME:  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include oil and gas, energy, mining, remediation, utilities, waste management, and international development.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports engineering, procurement and construction management (“EPCM”) for full service implementation of commercial projects, especially for oil and gas, industrial, and mining customers.

RCM:  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  We plan to complete all remaining work performed in this segment primarily in fiscal 2015.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Revenue
WEI	$233,668	$229,330
RME	331,673	359,263
RCM	34,430	82,082
Elimination of inter-segment revenue	(18,715)	(24,827)
Total revenue	$581,056	$645,848

Operating Income (Loss)
WEI	$21,832	$22,225
RME	25,720	33,260
RCM	(3,420)	(4,131)
Corporate (1)	(7,520)	(7,636)
Total operating income	$36,612	$43,718

Depreciation
WEI	$1,232	$1,414
RME	3,679	4,163
RCM	660	798
Corporate	1,293	754
Total depreciation	$6,864	$7,129

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	December 28, 2014	September 28, 2014
	(in thousands)
Total Assets
WEI	$267,615	$302,877
RME	421,493	442,911
RCM	112,026	100,996
Corporate (1)	895,002	929,620
Total assets	$1,696,136	$1,776,404

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Client Sector
International (1)	$147,061	$163,933
U.S. commercial	175,183	186,296
U.S. federal government (2)	184,186	195,184
U.S. state and local government	74,626	100,435
Total	$581,056	$645,848

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  The carrying value of our long-term debt approximated fair value at December 28, 2014 and September 28, 2014.  As of December 28, 2014 we had borrowings of $199.9 million outstanding under our amended credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures was $2.2 million and $2.6 million for the first quarters of fiscal 2015 and 2014, respectively.  The assets and liabilities of these consolidated joint ventures were immaterial at December 28, 2014 and September 28, 2014.  These assets are restricted for use only by those joint ventures and are not available for our general operations. Cash and cash equivalents maintained by the consolidated joint ventures at December 28, 2014 and September 28, 2014 were $1.7 million and $1.4 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For both the first quarter of fiscal 2015 and 2014, we reported $0.7 million of equity in earnings of unconsolidated joint ventures.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $20.3 million and $18.4 million, respectively, at December 28, 2014, and $20.1 million and $18.0 million, respectively, at September 28, 2014.

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

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value (Level 2 measurement, as discribed in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our condensed consolidated balance sheets as accumulated other comprehensive income (loss).

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At December 28, 2014, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $0.3 million, all of which we expect to be reclassified from accumulated other comprehensive income to interest expense within the next 12 months.

As of December 28, 2014, the total notional principal amount of our outstanding interest rate swap agreements which expire in May 2018 was $199.9 million and the weighted average fixed interest rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

	Balance Sheet Location	December 28, 2014	September 28, 2014
		(in thousands)

Interest rate swap agreements	Other current liabilities	$523	$45

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the first three months of fiscal 2015 and the fiscal year ended September 28, 2014.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2014 and the first quarter of fiscal 2015.

14.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three months ended December 28, 2014 and December 29, 2013 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive income (loss) before reclassifications	(22,096)	308	(21,788)
Reclassification adjustment of prior derivative settlement, net of tax	–	517	517
Net current-period other comprehensive income (loss)	(22,096)	825	(21,271)

Balances at December 29, 2013	$(19,756)	$343	$(19,413)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive income (loss) before reclassifications	(24,569)	111	(24,458)
Reclassification adjustment of prior derivative settlement, net of tax	–	(591)	(591)
Net current-period other comprehensive income (loss)	(24,569)	(480)	(25,049)

Balances at December 28, 2014	$(67,654)	$67	$(67,587)

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

We acquired BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two former employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and the defendants then filed a motion to dismiss.  On November 3, 2014, the court dismissed the plaintiff’s appeal.  The plaintiff has filed an appeal with the Supreme Court of Canada.

The financial impact to us of the matters discussed above is unknown at this time.

16.                               Recent Accounting Pronouncements

In July 2013, the FASB issued an update on the financial statement presentation of unrecognized tax benefits.  We are required to present a liability related to an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The guidance became effective for us in the first quarter of fiscal 2015.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The accounting standard is effective for us in the first quarter of fiscal year 2018.  Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use.  We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern.  The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period.  The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern.  This guidance is effective for us in the first quarter of fiscal 2017.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In January 2015, the FASB issued an amendment to the accounting guidance related to the income statement presentation of extraordinary and unusual items.  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for us in the first quarter of fiscal 2017.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, and construction management services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, and energy.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects, and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.  Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 13,000 staff worldwide, located primarily in North America.

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

	Three Months Ended
	December 28, 2014	December 29, 2013
Client Sector
International (1)	25.3%	25.4%
U.S. commercial	30.2	28.8
U.S. federal government (2)	31.7	30.2
U.S. state and local government	12.8	15.6
	100.0%	100.0%

(1)                          Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                          Includes revenue generated under U.S. federal government contracts performed outside the United States.

Beginning in the first quarter of fiscal 2015, we reorganized our core operations to better align them with our markets, resulting in two renamed reportable segments.  We now report our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the WEI reportable segment.  Our RME reportable segment includes our oil and gas, energy, mining, waste management, remediation, utilities, and international development services.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

Our reportable segments are as follows:

Water, Environment and Infrastructure.  WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies.  WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients.  The primary markets for WEI’s services include water management, environmental restoration, government consulting, and a broad range of civil infrastructure requirements for facilities, transportation, and regional and local development.  WEI’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

Resource Management and Energy.  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include oil and gas, energy, mining, remediation, utilities, waste management, and international development.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports EPCM for full service implementation of commercial projects, especially for oil and gas, industrial, and mining customers.

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  We plan to complete all remaining work performed in this segment primarily in fiscal 2015.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 28, 2014	December 29, 2013

Reportable Segment
WEI	40.2%	35.5%
RME	57.1	55.6
RCM	5.9	12.7
Inter-segment elimination	(3.2)	(3.8)
	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 28, 2014	December 29, 2013

Contract Type
Fixed-price	39.2%	46.8%
Time-and-materials	41.3	34.5
Cost-plus	19.5	18.7
	100.0%	100.0%

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

Other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities, and travel.  Professional compensation represents a large portion of these costs.  Our SG&A expenses are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration, and information technology.  Our SG&A expenses also include a portion of stock-based compensation and depreciation of property and equipment related to our corporate headquarters, and the amortization of identifiable intangible assets.  Most of these costs are unrelated to specific clients or projects, and can vary as expenses are incurred to support company-wide activities and initiatives.

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas, and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

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

We made no acquisitions in the first quarter of fiscal 2015.  In fiscal 2014, we completed immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME segments.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review at June 30, 2014 (i.e. the first day of our fourth quarter in fiscal 2014), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

The reorganization of our core operations previously described also impacted the definition of our reporting units used for goodwill impairment testing.  As a result, as of September 29, 2014, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed as of September 29, 2014.  However, our Global Mining Practice (“GMP”) reporting unit had an estimated fair value that exceeded its carrying value by less than 20%.  As of December 28, 2014, the goodwill amount for GMP was $65.6 million.  Although we believe that our estimate of fair value for GMP is reasonable, if GMP’s financial performance falls significantly below our expectations or market prices for similar businesses decline, the goodwill for GMP could become impaired.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first quarters of fiscal 2015 and 2014.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2015, our revenue declined 10.0% compared to the year-ago period.  This decline primarily reflects the reduction in construction activities compared to last year due to our decision in fiscal 2014 to exit from select fixed-price construction markets.  Excluding these activities, which are reported in the RCM segment, our revenue declined 4.0% in the first quarter of fiscal 2015 compared to the same period last year.  Approximately half of this decline was due to foreign exchange rate fluctuations as the U.S. dollar continued to strengthen during the first quarter of fiscal 2015 against most of the foreign currencies in which we conduct our international business.  The remainder of the decline reflects the reduction in mining activities, particularly in Canada, the timing of U.S. federal government remediation projects, and severe winter weather conditions that hindered our field activities in the Northeastern United States during the first quarter of fiscal 2015.

International.  Our international business decreased 10.3% in the first quarter of fiscal 2015 compared to the year-ago quarter.  Foreign exchange rate fluctuations had a significant adverse impact on our international revenue in the first quarter of fiscal 2015.  Excluding the impact of foreign exchange, our international business decreased 3.0% compared to last year.  This decline primarily reflects continued weakness in our mining operations, particularly in Canada.  We anticipate modestly higher international revenue levels in fiscal 2015 on a constant currency basis as our oil and gas business remains strong.  However, in the event oil prices continue to fall, our business is likely to be negatively impacted.

U.S. Commercial.  Our U.S. commercial business decreased 6.0% in the first quarter of fiscal 2015 compared to the same period last year.  This decline was partially due to the reduction in construction activities compared to last year due to our decision in fiscal 2014 to exit from certain construction markets.  Excluding these activities, which are reported in the RCM segment, our U.S. commercial revenue decreased 3.4% in the first quarter of fiscal 2015 compared to the same period last year.  This decline primarily reflects a reduction in solid waste-related field activities that were curtailed by abnormally severe winter weather conditions in the Northeastern United States during the first quarter of fiscal 2015.  Our U.S. commercial clients typically react rapidly to economic change.  Accordingly, if the U.S. economy experiences a slowdown or pickup in fiscal 2015, we would expect our U.S. commercial outlook to change correspondingly.

U.S. Federal Government.  Our U.S. federal government business declined 5.6% in the first quarter of fiscal 2015 compared to the year-ago quarter.  This decline was primarily due to the aforementioned reduction in RCM construction activities compared to last year.  Excluding these activities, our U.S. federal government revenue decreased slightly in the first quarter of fiscal 2015 compared to the same period last year due to a decline in remediation activity, which more than offset the broad-based increases in revenues from federal infrastructure projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We remain cautious, but expect our U.S. federal revenue to be stable or increase slightly during the remainder of fiscal 2015, excluding the RCM segment.

U.S. State and Local Government.  Our U.S. state and local government business decreased 25.7% in the first quarter of fiscal 2015 compared to the same period in fiscal 2014.  Our decision in fiscal 2014 to exit from certain construction activities primarily caused the decline, especially those related to transportation projects.  Excluding these activities, our U.S. state and local government revenue increased 9.7% in the first quarter of fiscal 2015 compared to the year-ago quarter.  Many state and local government agencies are experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in U.S. state and local government infrastructure project-related revenue over the last 12 months.  We expect our U.S. state and local government business to continue to show growth during the remainder of fiscal 2015, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 28,	December 29,	Change
	2014	2013	$	%
	($ in thousands)

Revenue	$581,056	$645,848	$(64,792)	(10.0)%
Subcontractor costs	(143,976)	(162,857)	18,881	11.6
Revenue, net of subcontractor costs (1)	437,080	482,991	(45,911)	(9.5)
Other costs of revenue	(358,281)	(396,528)	38,247	9.6
Selling, general and administrative expenses	(42,187)	(47,375)	5,188	11.0
Contingent consideration for value adjustment	–	4,630	(4,630)	NM
Operating income	36,612	43,718	(7,106)	(16.3)
Interest expense	(1,790)	(2,424)	634	26.2
Income before income tax expense	34,822	41,294	(6,472)	(15.7)
Income tax expense	(9,176)	(13,967)	4,791	34.3
Net income including noncontrolling interests	25,646	27,327	(1,681)	(6.2)
Net income attributable to noncontrolling interests	(71)	(12)	(59)	NM
Net income attributable to Tetra Tech	$25,575	$27,315	$(1,740)	(6.4)

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

In the first quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $64.8 million, or 10.0%, and $45.9 million, or 9.5%, respectively, compared to the first quarter of last year.  These declines reflect the above-described reduction in construction activities compared to last year.  Revenue and revenue, net of subcontractor costs, from these activities, which are reported in the RCM segment, declined $47.7 million and $23.1 million, respectively, in the first quarter of fiscal 2015 compared to the same period last year.  Our first quarter fiscal 2015 results also reflect declines caused by foreign exchange rate fluctuations as the U.S. dollar continued to strengthen during the first quarter of fiscal 2015 against most of the foreign currencies in which we conduct our international business.  These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $12.0 million and $10.7 million, respectively, for the first quarter of fiscal 2015 compared to the same period last year.  On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment, decreased 1.9% and 2.7%, respectively, compared to the first quarter of fiscal 2014.  This adjusted revenue decline reflects the reduction in mining activities, particularly in Canada, the timing of large U.S. federal government remediation projects, and the abnormally severe winter weather conditions that hindered our field activities in the Northeastern United States during the first quarter of fiscal 2015.

Our operating income was $36.6 million in the first quarter of fiscal 2015 compared to $43.7 million in the year-ago quarter, a decrease of $7.1 million.  During the first quarter of fiscal 2014, we recorded a net decrease in our contingent earn-out liabilities and reported related net gains in operating income of $4.6 million.  Subsequent to the acquisition date, we determined that the related acquired companies, Parkland and AEG, would achieve operating income at different levels than those assumed at the acquisition dates.  No gains or losses from earn-out liabilities were recorded in the first quarter of fiscal 2015.  Excluding these fiscal 2014 net gains, our operating income declined $2.5 million, or 6.3%, compared to the first quarter of last year.  This decline primarily resulted from lower operating income from our commodity-focused businesses, particularly mining and oil and gas, of $3.2 million, which reflects the recent and continuing declines in commodity prices.  Additionally, our solid waste-related field activities were curtailed by the above-mentioned winter weather conditions during the first quarter of fiscal 2015, which resulted in lower related operating income of $2.5 million compared to the first quarter of last year.  The $2.7 million decrease in the amortization of intangibles in the first quarter of fiscal 2015 compared to the year-ago quarter partially offset the declines.

In the first quarter of fiscal 2015, we recorded income tax expense of $9.2 million, representing an effective tax rate of 26.4%, compared to $14.0 million, representing an effective tax rate of 33.8%, in the first quarter of fiscal 2014.  During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law.  This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2014 through December 31, 2014.  Our income tax expense for the first quarter of fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these credits.  The remainder of the decline in the effective tax rate was primarily due to a higher proportion of operating income from international operations, which have lower tax rates than the U.S., in fiscal 2015 compared to last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended
	December 28,	December 29,	Change
	2014	2013	$	%
	($ in thousands)

Revenue	$233,668	$229,330	$4,338	1.9%
Subcontractor costs	(49,994)	(48,588)	(1,406)	(2.9)
Revenue, net of subcontractors costs	$183,674	$180,742	$2,932	1.6

Operating income	$21,833	$22,225	$(392)	(1.8)

Revenue and revenue, net of subcontractor costs, increased $4.3 million and $2.9 million, respectively, in the first quarter of fiscal 2015 compared to the same period last year.  As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $5.0 million and $4.4 million, respectively, for the first quarter of fiscal 2015 compared to the same period last year.  On a constant currency basis, our revenue and revenue, net of subcontractor costs, increased 4.1% and 4.0%, respectively, compared to the first quarter of fiscal 2014.  This growth reflects increased revenue from U.S. federal and state and local government infrastructure projects across a broad range of government agencies.

Although our revenue increased, our operating income decreased slightly in the first quarter of fiscal 2015 compared to the year-ago quarter.  This decline reflects a higher proportion of government revenue and a corresponding decline in commercial revenue in the first quarter fiscal 2015 compared to last year’s first quarter.  Our commercial revenue has a higher margin than revenue from government projects.  As a result of this change in business mix, our operating income margin declined from 12.3% in the first quarter of fiscal 2014 to 11.9% in the first quarter of fiscal 2015.

Resource Management and Energy

	Three Months Ended
	December 28,	December 29,	Change
	2014	2013	$	%
	($ in thousands)

Revenue	$331,673	$359,263	$(27,590)	(7.7)%
Subcontractor costs	(88,878)	(90,727)	1,849	2.0
Revenue, net of subcontractors costs	$242,795	$268,536	$(25,741)	(9.6)

Operating income	$25,720	$33,260	$(7,540)	(22.7)

Revenue and revenue, net of subcontractor costs, decreased $27.6 million and $25.7 million, respectively, in the first quarter of fiscal 2015 compared to the first quarter of last year.  As in the WEI segment, foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during the first quarter of fiscal 2015 in the amounts of $7.2 million and $6.4 million, respectively, for the first quarter of fiscal 2015 compared to the same period last year.  On a constant currency basis, our revenue and revenue, net of subcontractor costs, decreased 5.7% and 7.2%, respectively, compared to the first quarter of fiscal 2014. This adjusted revenue decline primarily reflects the decrease in commodity-related activities, particularly in Canada.  Revenue from these services declined $12.7 million compared to the first quarter of fiscal 2014.  Further, the timing of certain large U.S. federal government remediation projects, and weather conditions that hindered our solid waste field activities in the Northeastern United States, caused additional declines in revenue in the first quarter of fiscal 2015 compared to the year-ago quarter.

Operating income declined $7.5 million in the first quarter of fiscal 2015, or 22.7%, compared to the same period last year. The decline in operating income was more significant than the declines in revenue and revenue, net of subcontract costs, respectively. As a result, our operating margin declined to 10.6% in the first quarter of fiscal 2015 from to 12.4% in last year’s first quarter.  This trend primarily reflects the reduced level of higher-margin commodity-based activities, particularly oil and gas services, in the first quarter of fiscal 2015 compared to the same period last year.

Remediation and Construction Management

	Three Months Ended
	December 28,	December 29,	Change
	2014	2013	$	%
	($ in thousands)

Revenue	$34,430	$82,082	$(47,652)	(58.1)%
Subcontractor costs	(23,819)	(48,369)	24,550	50.8
Revenue, net of subcontractors costs	$10,611	$33,713	$(23,102)	(68.5)

Operating income	$(3,420)	$(4,131)	$711	17.2

Revenue and revenue, net of subcontractor costs, decreased $47.7 million and $23.1 million, respectively, in the first quarter of fiscal 2015 compared to the year-ago period.  We report the results of the wind-down of our non-core construction activities in this reportable segment.  We plan to complete all remaining work performed in the RCM segment primarily in fiscal 2015.

Non-GAAP Financial Measures

We provide certain non-GAAP financial measures that we believe are appropriate for evaluating the operating performance of our business.  These non-GAAP measures should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or cash flows from operating activities, as determined in accordance with U.S. GAAP.

EBITDA represents net income attributable to Tetra Tech plus net interest expense, income taxes, depreciation, and amortization.  We believe EBITDA is a useful representation of our operating performance because of significant amounts of acquisition-related non-cash amortization expense, which can fluctuate significantly depending on the timing, nature and size of our business combinations.  Revenue, net of subcontractor costs, is defined as revenue less subcontractor costs.  Revenue, net of subcontractor costs, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech, as well as revenue, net of subcontractor costs:

	Three Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)

Net income attributable to Tetra Tech	$25,575	$27,315
Interest expense	1,790	2,424
Depreciation (1)	6,864	7,129
Amortization (1)	5,930	8,581
Income tax expense	9,176	13,967
EBITDA	$49,335	$59,416

Revenue	$581,056	$645,848
Subcontractor costs	(143,976)	(162,857)
Revenue, net of subcontractors costs	$437,080	$482,991

(1) The total of depreciation and amortization expenses is different than the amounts on the condensed consolidated statements of cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended and Restated Credit Agreement (the “Amended Credit Agreement”) will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  On November 10, 2014, the Board of Directors also declared a quarterly cash dividend of $0.07 per share that was paid on December 15, 2014 to shareholders of record as of the close of business on November 26, 2014.

Subsequent Event.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on February 26, 2015 to stockholders of record as of the close of business on February 11, 2015.

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

As of December 28, 2014, cash and cash equivalents were $98.9 million, a decrease of $23.5 million compared to the prior year end.  The decrease was primarily due to repurchases of common stock and the payment of dividends funded with cash on hand at the end of fiscal 2014.

Operating Activities.  Net cash provided by operating activities was $5.5 million, a decrease of $36.3 million compared to the prior-year quarter.  This decrease primarily reflects the timing of payments for trade accounts payable.

Investing Activities.  Net cash used in investing activities was $2.0 million, a decrease of $9.5 million compared to the first quarter of fiscal 2014.  This decrease primarily resulted from a $10.7 million decrease in net payments for business acquisitions.

Financing Activities.  Net cash used in financing activities was $25.3 million, compared to net cash provided by financing activities of $3.8 million in last year’s first quarter.  The decline was primarily due to $20.2 million of common stock repurchases in the first quarter of fiscal 2015 and the payment of a $4.4 million dividend on December 14, 2014.

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

As of December 28, 2014, we had $199.9 million in outstanding borrowings under the Amended Credit Agreement, consisting entirely of the Term Loan Facility at a weighted-average interest rate of 1.58% per annum and $1.2 million in standby letters of credit.  Our average effective weighted-average interest rate on borrowings outstanding at December 28, 2014 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.72%.  At December 28, 2014, we had $460 million of available credit under the Revolving Credit Facility, of which $147.9 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $29.6 million, of which $6 million was issued in currencies other than the U.S. dollar.

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

On June 23, 2014, the Amended Credit Agreement was amended to revise the definition of “Permitted Share Repurchases” so that we may, during each fiscal year (beginning with the fiscal year that began on September 29, 2014) make Permitted Share Repurchases in an amount equal to the greater of $75.0 million or 7.5% of Consolidated Net Worth at the end of the immediately preceding fiscal year (without any carry forward of unused portions of each basket to subsequent fiscal years).

At December 28, 2014, we were in compliance with these covenants with a consolidated leverage ratio of 1.54x and a consolidated fixed charge coverage ratio of 2.59x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,400	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	N/A	February 26, 2015

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 28, 2014, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•      taxable income in prior carryback years as permitted under the tax law;

•      future reversals of existing taxable temporary differences;

•      consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•      estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.3 million has been provided in prior years.

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

The following is a summary of our off-balance sheet arrangements:

•      Letters of credit and bank guarantees are used primarily to support project performance and insurance programs.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At December 28, 2014, we had $1.2 million in standby letters of credit outstanding under our Amended Credit Agreement and $29.6 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.  To date, there have been no material changes in our critical accounting policies as reported in our 2014 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At December 28, 2014 we had borrowings outstanding under the Amended Credit Agreement of $199.9 million at a weighted-average interest rate of 1.58%, of which the entire amount was outstanding under the Term Loan Facility.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at December 28, 2014 was 2.72%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the first quarter of fiscal 2015 and the prior-year quarter.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first quarters of both fiscal 2015 and 2014, 25% of our consolidated revenue was generated by our international business, and such revenue was primarily denominated in CAD.  For the first quarter of fiscal 2015, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $24.5 million compared to a reduction in equity of $22.1 million in the first quarter of fiscal 2014.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 28, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two former employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and the defendants then filed a motion to dismiss.  On November 3, 2014, the court dismissed the plaintiff’s appeal.  The plaintiff has filed an appeal with the Supreme Court of Canada.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, volatile energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in fiscal 2014, our business, financial condition, and results of operations may be materially and adversely affected.

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

•

actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our condensed consolidated financial statements;

•	success in executing our strategy and operating plans;

•	changes in tax laws or regulations or accounting rules;

•	results of income tax examinations;

•	the timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;

•

speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, and market trends unrelated to our stock; and

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

Demand for our oil and gas services fluctuates, and we depend on our customers’ willingness to make future expenditures to explore for, develop, produce, and transport oil and natural gas in the United States and Canada.  Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

In the first quarter of fiscal 2015, we generated 44.5% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

U.S. federal government projects in which we participate as a contractor or subcontractor may extend for several years.  Generally, government contracts include the right to modify, delay, curtail, renegotiate, or terminate contracts and subcontracts at the government’s convenience any time prior to their completion.  Any decision by a U.S. federal government client to modify, delay, curtail, renegotiate, or terminate our contracts at their convenience may result in a decline in our profits and revenue.

Our revenue from commercial clients is significant, and the credit risks associated with certain of these clients could adversely affect our operating results.

In the first quarter of fiscal 2015, we generated 49.2% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the first quarter of fiscal 2015, we generated 25.3% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations, and trade sanctions against embargoed countries.  A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges, and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.

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

•	provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;

•	provisions for income taxes, R&E tax credits, valuation allowances, and unrecognized tax benefits;

•	value of goodwill and recoverability of other intangible assets;

•	valuations of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of contingent earn-out liabilities recorded in connection with business combinations;

•	valuation of employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue, costs, and other technical issues.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue, and cost at completion is complicated and subject to many variables.  Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.  If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.

Our failure to adequately recover on claims brought by us against clients for additional contract costs could have a negative impact on our liquidity and profitability.

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at December 28, 2014 included approximately $78 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of December 28, 2014, our goodwill was $698.8 million and other intangible assets were $55.9 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at December 28, 2014, was $1.9 billion, a decrease of $136.3 million, or 6.8%, compared to the end of fiscal 2014.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

We routinely enter into subcontracts and, occasionally, joint ventures, teaming arrangements, and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services, and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

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

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner.  The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.  Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

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

Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent.  For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, NEPA, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock.  In February 2014, the Board amended this repurchase program to authorize the repurchase of up to $30 million in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014.  Stock repurchases could be made on the open market or in privately negotiated transactions with third parties.  From the inception of this repurchase program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.  On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of December 28, 2014, we repurchased through open market purchases a total of 760,926 shares at an average price of $26.50, for a total cost of $20.2 million under this new repurchase program.  These shares were repurchased during the period from November 24, 2014 through December 28, 2014.

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

31.1                        Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2                        Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1                        Certification of Chief Executive Officer pursuant to Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to Section 1350.

95                                  Mine Safety Disclosure.

101                           The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 28, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

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

Dated: January 30, 2015	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)