Form 10-Q
period 2015-03-29
TETRA TECH INC
filed 2015-05-01
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Yes  ☐   No  ☒

As of April 27, 2015, 60,259,015 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

	March 29, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$98,518	$122,379
Accounts receivable – net	666,013	701,892
Prepaid expenses and other current assets	48,657	52,256
Income taxes receivable	18,392	22,076
Total current assets	831,580	898,603

Property and equipment – net	65,107	73,864
Investments in and advances to unconsolidated joint ventures	2,159	2,140
Goodwill	671,397	714,190
Intangible assets – net	49,062	63,095
Other long-term assets	24,642	24,512

Total assets	$1,643,947	$1,776,404

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$136,319	$175,952
Accrued compensation	89,423	110,186
Billings in excess of costs on uncompleted contracts	95,270	103,343
Deferred income taxes	21,778	20,387
Current portion of long-term debt	10,805	10,989
Estimated contingent earn-out liabilities	–	3,568
Other current liabilities	73,499	79,436
Total current liabilities	427,094	503,861

Deferred income taxes	27,287	28,786
Long-term debt	228,007	192,842
Long-term estimated contingent earn-out liabilities	–	3,462
Other long-term liabilities	38,655	34,397

Commitments and contingencies

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 29, 2015, and September 28, 2014	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 60,333 and 62,591 shares at March 29, 2015, and September 28, 2014, respectively	603	626
Additional paid-in capital	346,863	402,516
Accumulated other comprehensive loss	(112,620)	(42,538)
Retained earnings	687,437	651,475
Tetra Tech stockholders’ equity	922,283	1,012,079
Noncontrolling interests	621	977
Total equity	922,904	1,013,056

Total liabilities and equity	$1,643,947	$1,776,404

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Revenue	$564,763	$586,285	$1,145,819	$1,232,133
Subcontractor costs	(132,009)	(130,300)	(275,985)	(293,158)
Other costs of revenue	(362,957)	(386,913)	(721,238)	(783,442)
Selling, general and administrative expenses	(42,512)	(44,229)	(84,699)	(91,602)
Contingent consideration – fair value adjustments	3,113	21,343	3,113	25,973
Operating income	30,398	46,186	67,010	89,904

Interest expense	(1,804)	(2,496)	(3,594)	(4,919)
Income before income tax expense	28,594	43,690	63,416	84,985

Income tax expense	(9,584)	(11,781)	(18,760)	(25,749)

Net income including noncontrolling interests	19,010	31,909	44,656	59,236

Net loss (income) attributable to noncontrolling interests	7	(200)	(64)	(213)

Net income attributable to Tetra Tech	$19,017	$31,709	$44,592	$59,023

Earnings per share attributable to Tetra Tech:
Basic	$0.31	$0.49	$0.72	$0.91
Diluted	$0.31	$0.48	$0.71	$0.90

Weighted-average common shares outstanding:
Basic	61,153	64,835	61,816	64,670
Diluted	61,723	65,710	62,431	65,517

Cash dividends paid per share	$0.07	$–	$0.14	$–

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014

Net income including noncontrolling interests	$19,010	$31,909	$44,656	$59,236

Other comprehensive income, net of tax
Foreign currency translation adjustments	(43,680)	(15,684)	(68,189)	(37,819)
(Loss) gain on cash flow hedge valuations, net of tax	(1,517)	(386)	(1,997)	439
Other comprehensive loss, net of tax	(45,197)	(16,070)	(70,186)	(37,380)

Comprehensive income (loss) including noncontrolling interests	(26,187)	15,839	(25,530)	21,856

Net loss (income) attributable to noncontrolling interests	7	(200)	(64)	(213)
Foreign currency translation adjustments	164	34	104	73
Comprehensive (income) loss attributable to noncontrolling interests	171	(166)	40	(140)

Comprehensive income (loss) attributable to Tetra Tech	$(26,016)	$15,673	$(25,490)	$21,716

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:

Net income including noncontrolling interests	$44,656	$59,236

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,948	29,414
Equity in earnings of unconsolidated joint ventures	(1,842)	(1,492)
Distributions of earnings from unconsolidated joint ventures	1,694	1,064
Stock-based compensation	5,391	5,537
Excess tax benefits from stock-based compensation	(165)	(677)
Deferred income taxes	1,460	(2,658)
Provision for doubtful accounts	(1,411)	3,634
Fair value adjustments to contingent consideration	(3,113)	(25,973)
(Gain) loss on disposal of property and equipment	(6,175)	717
Foreign exchange loss (gain)	54	(280)

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	37,289	5,550
Prepaid expenses and other assets	6,289	(4,101)
Accounts payable	(39,634)	9,517
Accrued compensation	(20,763)	(21,403)
Billings in excess of costs on uncompleted contracts	(8,073)	6,460
Other liabilities	(20,333)	(15,551)
Income taxes receivable/payable	5,494	7,212
Net cash provided by operating activities	24,766	56,206

Cash flows from investing activities:
Capital expenditures	(12,096)	(11,699)
Payments for business acquisitions, net of cash acquired	–	(10,286)
Payment received on note for sale of operation	–	3,900
Proceeds from sale of property and equipment	9,824	2,957
Net cash used in investing activities	(2,272)	(15,128)

Cash flows from financing activities:
Payments on long-term debt	(24,001)	(459)
Proceeds from borrowings	59,095	–
Payments of earn-out liabilities	(3,199)	(9,337)
Net change in overdrafts	–	(915)
Excess tax benefits from stock-based compensation	165	677
Repurchases of common stock	(68,735)	(6,612)
Dividends paid	(8,630)	–
Net proceeds from issuance of common stock	4,316	17,529
Net cash (used in) provided by financing activities	(40,989)	883

Effect of foreign exchange rate changes on cash	(5,366)	(4,041)

Net (decrease) increase in cash and cash equivalents	(23,861)	37,920
Cash and cash equivalents at beginning of period	122,379	129,305
Cash and cash equivalents at end of period	$98,518	$167,225

Supplemental information:
Cash paid during the period for:
Interest	$3,604	$4,404
Income taxes, net of refunds received of $1.2 million and $1.7 million	$11,599	$19,973

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

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	March 29, 2015	September 28, 2014
	(in thousands)

Billed	$314,993	$351,693
Unbilled	359,574	363,050
Contract retentions	26,008	26,929
Total accounts receivable – gross	700,575	741,672

Allowance for doubtful accounts	(34,562)	(39,780)
Total accounts receivable – net	$666,013	$701,892

Billings in excess of costs on uncompleted contracts	$95,270	$103,343

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at March 29, 2015 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

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

Total accounts receivable at March 29, 2015 and September 28, 2014 included approximately $80 million and $79 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  As a result of this assessment, we reduced revenue and operating income by a net $3.0 million in the second quarter of fiscal 2015 as a result of our updated assessment of the collectability of claims with a U.S. state and local government client.  On a year-to-date basis, we have recorded net gains of $0.2 million related to claims.  During both the second quarter and first six months of fiscal 2014, we recognized gains related to settlement of claims of $3.4 million.

Billed accounts receivable related to U.S. federal government contracts were $59.3 million and $57.4 million at March 29, 2015 and September 28, 2014, respectively.  U.S. federal government unbilled receivables were $68.2 million and $73.2 million at March 29, 2015 and September 28, 2014, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 29, 2015 and September 28, 2014.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize.  Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs, and profit in the period in which such changes are made.  As a result, we recognized unfavorable operating income adjustments of $3.5 million and $5.9 million during the second quarter and first half of fiscal 2015, respectively, compared to $5.3 million in the comparable periods of last year.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of March 29, 2015 and September 28, 2014, we maintained a liability for anticipated losses of $13.6 million and $18.6 million, respectively.  The estimated cost to complete the related contracts as of March 29, 2015 was $83.9 million.

3.                                      Mergers and Acquisitions

We made no acquisitions in the first half of fiscal 2015.  In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME reportable segments.

Subsequent Event.  On May 1, 2015, we acquired Cornerstone Environmental Group, an environmental engineering and consulting firm focused on solid waste markets in the United States.  The purchase price was not material.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the second quarter and first half of fiscal 2015, we recorded a decrease in our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber Engineering (“Caber”), which is part of our Oil, Gas & Energy reporting unit in the RME segment.

The acquisition agreement for Caber included a contingent earn-out agreement based on the achievement of operating income thresholds (in Canadian dollars) in each of the first two years beginning on the acquisition date, which was in the first quarter of fiscal 2014.  The maximum earn-out obligation over the two-year earn-out period was C$8.0 million (C$4.0 million in each year).  These amounts could be earned on a pro-rata basis for operating income within a predetermined range in each year.  Caber was required to meet a minimum operating income threshold in each year to earn any contingent consideration.  These thresholds were C$4.0 million and C$4.6 million in years one and two, respectively.  In order to earn the maximum contingent consideration, Caber would need to generate operating income of C$4.4 million in year one and C$5.1 million in year two.

The determination of the fair value of the purchase price for Caber on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  This initial valuation was primarily based on probability-weighted internal estimates of Caber’s operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of Caber’s contingent earn-out liability of C$6.5 million in the first quarter of fiscal 2014.  In determining that Caber would earn 81% of the maximum potential earn-out, we considered several factors including Caber’s recent historical revenue and operating income levels and growth rates.  We also considered the recent trend in Caber’s backlog level and the prospects for the oil and gas industry in Western Canada.

Caber’s actual financial performance in the first earn-out period exceeded our original estimate at the acquisition date.  As a result, in the fourth quarter of fiscal 2014, we increased the related contingent consideration liability and recognized a loss of $1.0 million.  This updated valuation included our assumption that Caber would earn the maximum amount of contingent consideration of C$4.0 million in the first earn-out period.  In the second quarter of fiscal 2015, we completed our final calculation of the contingent consideration for the first earn-out period and paid contingent consideration of C$4.0 million (USD$3.2 million).  At that time we also evaluated our estimate of Caber’s contingent consideration liability for the second earn-out period.  This assessment included a review of the status of on-going projects in Caber’s backlog, and the inventory of prospective new contract awards.  We also considered the status of the oil and gas industry in Western Canada, particularly in light of the recent decline in oil prices.  As a result of this assessment, we concluded that Caber’s operating income in the second earn-out period would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015.  We concluded that Caber’s operating income for the second earn-out period, which ends in the first quarter of fiscal 2016, would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.

In the second quarter and first six months of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related gains in operating income of $21.3 million and $26.0 million, respectively.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland Pipeline (“Parkland”), which is part of our Oil, Gas & Energy reporting unit in our RME segment.

The acquisition agreement for Parkland included a contingent earn-out agreement based on the achievement of operating income thresholds (in Canadian dollars) in each of the first three years beginning on the acquisition date, which was in the second quarter of fiscal 2013.  The maximum earn-out obligation over the three-year earn-out period was C$56.0 million (C$12.0 million, C$22.0 million and C$22.0 million in earn-out years one, two and three, respectively).  These amounts could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year.  To a lesser extent, additional earn-out consideration could be earned for operating income above the high-end of the range up to the contractual maximum of C$56.0 million.  Parkland was required to meet a minimum operating income threshold in each year in order to earn any contingent consideration.  These thresholds were C$34.7 million, C$38.2 million and C$41.9 million in years one, two and three, respectively.  In order to earn the maximum contingent consideration, Parkland would need to generate operating income of C$42.5 million in year one, C$46.4 million in year two, and C$50.6 million in year three.

The determination of the fair value of the purchase price for Parkland on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  This initial valuation was primarily based on probability-weighted internal estimates of Parkland’s operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of Parkland’s contingent earn-out liability of C$46.8 million in the second quarter of fiscal 2013.  In determining that Parkland would attain 84% of the maximum potential earn-out, we considered several factors including Parkland’s recent historical revenue and operating income levels and growth rates, the recent trend in Parkland’s backlog level, and the prospects for the midstream oil and gas industry in Western Canada.

In fiscal 2014, we recorded decreases in our contingent earn-out liability for Parkland and reported related net gains in operating income of $44.6 million.  These gains resulted from Parkland’s actual and projected post-acquisition performance falling below our initial expectations concerning the likelihood and timing of achieving the relevant operating income thresholds.  The remaining difference compared to the initial value was due to currency translation, and the related liability was $0 at the end of fiscal 2014.

In the second quarter of fiscal 2014, we updated the estimated cost to complete a large fixed-price contract at Parkland, and determined that the project would be break-even compared to the significant profit estimated the previous quarter when the project was initiated.  As a result, during the second quarter of fiscal 2014 we reversed $5.3 million of profit previously recognized on the project.  This variance, and our updated estimate that the revenue for the remainder of the project would produce no operating income, resulted in our conclusion that Parkland’s operating income in the first and second earn-out periods would fall below the minimum operating income thresholds in each such year.  As a result, we reduced the contingent earn-out liability for the first and second earn-out periods to $0, which resulted in gains totaling $24.7 million ($5.6 million and $19.1 million in the first and second quarters of fiscal 2014, respectively).

In the fourth quarter of fiscal 2014, we updated our projection of Parkland’s operating income for the third earn-out period.  This assessment included a review of the projects in Parkland’s backlog, the inventory of prospective new contract awards, and the forecast for economic activity in the Western Canada oil and gas sector.  As a result of this assessment, we concluded that Parkland’s operating income in the third earn-out period would be lower than our original estimate at the acquisition date and would fall below the minimum operating income threshold.  As a result, we reduced the remaining contingent earn-out liability balance for the third earn-out period to $0, which resulted in a gain of $19.9 million.

Each time we determined that Parkland’s and Caber’s operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact the reporting unit’s longer term performance or result in a goodwill impairment.

At March 29, 2015, there was a total maximum of $20.6 million of outstanding contingent consideration related to acquisitions.  Of this amount, there were no accruals on our condensed consolidated balance sheet.  In the first half of fiscal 2015, we made $3.2 million of earn-out payments to former owners, and reported this amount as cash used in financing activities.  In the first half of fiscal 2014, we made $10.6 million of earn-out payments to former owners.  Of this amount, we reported $9.3 million as cash used in financing activities and $1.3 million as cash used in operating activities.

4.                                      Goodwill and Intangible Assets

Effective September 29, 2014, we reorganized our core operations into our WEI and RME reportable segments.  The results of the wind-down of our non-core construction activities are reported in the RCM reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at September 28, 2014	$238,086	$476,104	$714,190
Foreign exchange translation	(15,528)	(27,265)	(42,793)
Balance at March 29, 2015	$222,558	$448,839	$671,397

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review at June 30, 2014 (i.e. the first day of our fourth quarter in fiscal 2014), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

The reorganization of our core operations, described further in Note 10, “Reportable Segments”, also impacted the definition of our reporting units used for goodwill impairment testing.  As a result, as of September 29, 2014, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and, as such, no impairment existed as of September 29, 2014.  However, our Global Mining Practice (“GMP”) reporting unit, which is part of our RME reportable segment, had an estimated fair value that exceeded its carrying value by less than 20%.

We estimate the fair value of all reporting units with a goodwill balance based on a comparison and weighting of the income approach (weighted 70%), specifically the discounted cash flow method and the market approach (weighted 30%), which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach.  The resulting fair value is most sensitive to the assumptions we use in our discounted cash flow analysis.  The assumptions that have the most significant impact on the fair value calculation are the reporting unit’s revenue growth rate and operating profit margin, and the discount rate used to convert future estimated cash flows to a single present value amount.

In our discounted cash flow model for GMP as of September 29, 2014, we assumed annual revenue growth rates of 3% to 5% based on historical trends in GMP and the mining industry, projections for future mining activity, and GMP’s backlog and prospects for new orders.  We discounted the resulting cash flows at a rate of 14%.  Our market-based assessment resulted in a value approximating a 0.7 multiple of revenue, net of subcontractor costs, for the 12 month period preceding the valuation date.  The discounted cash flow value, combined on a weighted-basis with the results of our market analysis, resulted in an estimated fair value for GMP of approximately $102.8 million compared to our carrying value including goodwill of approximately $91.8 million.  As of March 29, 2015, the goodwill amount for GMP was $61.4 million.

Although we believe that our current estimate of fair value is reasonable, our analysis is primarily dependent on our future level of revenue from our mining clients.  However, the extent of future activity is uncertain, particularly in light of the significant contraction in the mining sector over the last two years.  We currently anticipate that if GMP’s future revenue declines by 20% or more, or market prices for similar businesses decline by more than 15%, GMP’s goodwill could become impaired.

Additionally, if the yield to maturity on 20-year U.S. treasury bonds (our assumed risk-free rate of return) or the additional return investors require for alternate investments, including those similar to GMP, increases, we may be required to increase the discount rate used in our cash flow analysis.  If all of our operating assumptions remain constant, but we are required to increase the discount rate in our cash flow model to 15.5% or higher, GMP’s goodwill could become impaired.

Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $253.7 million and $269.2 million at March 29, 2015 and September 28, 2014, respectively, excluding $31.1 million of accumulated impairment.  The gross amounts of goodwill for RME were $475.2 million and $502.5 million at March 29, 2015 and September 28, 2014, respectively, excluding $26.4 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	March 29, 2015			September 28, 2014
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.5	$933	$(564)	$1,086	$(524)
Client relations	3.4	113,716	(65,824)	122,198	(61,117)
Backlog	–	1,070	(1,070)	1,283	(1,072)
Technology and trade names	1.6	2,627	(1,826)	2,917	(1,676)
Total		$118,346	$(69,284)	$127,484	$(64,389)

Foreign currency translation adjustments reduced net identifiable intangible assets by $3.3 million in the first half of fiscal 2015.  Amortization expense for the identifiable intangible assets for the three and six months ended March 29, 2015 was $4.8 million and $10.8 million, respectively, compared to $6.7 million and $15.3 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2015 and succeeding years is as follows:

Amount
(in thousands)

2015	$8,842
2016	15,616
2017	13,727
2018	6,038
2019	2,832
Beyond	2,007
Total	$49,062

5.                                      Property and Equipment

Property and equipment consisted of the following:

	March 29, 2015	September 28, 2014
	(in thousands)

Land and buildings	$3,648	$4,029
Equipment, furniture and fixtures	174,056	204,298
Leasehold improvements	23,047	24,478
Total property and equipment	200,751	232,805
Accumulated depreciation	(135,644)	(158,941)
Property and equipment, net	$65,107	$73,864

The depreciation expense related to property and equipment, including assets under capital leases, was $5.9 million and $12.8 million for the three and six months ended March 29, 2015, respectively, compared to $6.6 million and $13.7 million for the prior-year periods.  In the first six months of fiscal 2015, we sold assets comprised primarily of equipment of $3.6 million for net proceeds of $9.8 million, and recognized a corresponding gain of $6.2 million.  This equipment was primarily related to our RCM segment.

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

On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  In the first half of fiscal 2015, we repurchased through open market purchases a total of 2.7 million shares at an average price of $25.11, for a total cost of $68.7 million under this new repurchase program.

On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on November 26, 2014.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on February 11, 2015.  A total of $8.6 million was paid in dividends for the first half of fiscal 2015.

Subsequent Event.  On April 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on May 29, 2015 to stockholders of record as of the close of business on May 14, 2015.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended March 29, 2015 was $2.6 million and $5.4 million, respectively, compared to $3.2 million and $5.5 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There were no material stock compensation awards in the second quarter of fiscal 2015.  For the six months ended March 29, 2015, we granted 266,420 stock options with an exercise price of $27.26 per share and an estimated weighted-average fair value of $8.20 per share.  In addition, we awarded 155,265 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $27.26 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 239,747 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $27.26 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$19,017	$31,709	$44,592	$59,023

Weighted-average common shares outstanding – basic	61,153	64,835	61,816	64,670
Effect of dilutive stock options and unvested restricted stock	570	875	615	847
Weighted-average common stock outstanding – diluted	61,723	65,710	62,431	65,517

Earnings per share attributable to Tetra Tech:
Basic	$0.31	$0.49	$0.72	$0.91
Diluted	$0.31	$0.48	$0.71	$0.90

For both three and six months ended March 29, 2015, 1.3 million options were excluded from the calculation of dilutive potential common shares, compared to 0.3 million and no options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first half of fiscal 2015 and 2014 were 29.6% and 30.3%, respectively.  During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2014 through December 31, 2014.  Our income tax expense for the first half of fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these tax credits.

At March 29, 2015, approximately $56.7 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of March 29, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.4 million has been provided in prior years.

10.                               Reportable Segments

Beginning in the first quarter of fiscal 2015, we reorganized our core operations into our WEI and RME reportable segments.  The results of the wind-down of our non-core construction activities are reported in the RCM reportable segment.  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

Our reportable segments are described as follows:

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

RCM:  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  We plan to complete the remaining work performed in this segment primarily in fiscal 2015.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Revenue
WEI	$223,366	$223,977	$457,033	$453,307
RME	342,185	342,897	673,859	702,161
RCM	18,151	40,282	52,581	122,364
Elimination of inter-segment revenue	(18,939)	(20,871)	(37,654)	(45,699)
Total revenue	$564,763	$586,285	$1,145,819	$1,232,133

Operating Income (Loss)
WEI	$15,787	$18,296	$37,620	$40,521
RME	19,751	10,726	45,471	43,985
RCM	5	730	(3,416)	(3,401)
Corporate (1)	(5,145)	16,434	(12,665)	8,799
Total operating income	$30,398	$46,186	$67,010	$89,904

Depreciation
WEI	$1,189	$1,362	$2,422	$2,777
RME	3,665	3,708	7,344	7,870
RCM	675	771	1,335	1,569
Corporate (1)	400	737	1,692	1,491
Total depreciation	$5,929	$6,578	$12,793	$13,707

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	March 29, 2015	September 28, 2014
	(in thousands)
Total Assets
WEI	$253,282	$302,877
RME	435,039	442,911
RCM	91,418	100,996
Corporate (1)	864,208	929,620
Total assets	$1,643,947	$1,776,404

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Client Sector
International (1)	$173,680	$181,570	$320,741	$345,504
U.S. commercial	158,156	147,854	333,339	334,150
U.S. federal government (2)	168,250	178,341	352,436	373,525
U.S. state and local government	64,677	78,520	139,303	178,954
Total	$564,763	$586,285	$1,145,819	$1,232,133

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)        Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  The carrying value of our long-term debt approximated fair value at March 29, 2015 and September 28, 2014.  As of March 29, 2015, we had borrowings of $237.9 million outstanding under our amended credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue from our consolidated joint ventures for the three and six months ended March 29, 2015 was $1.6 million and $3.8 million, respectively, compared to $3.5 million and $6.2 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at March 29, 2015 and September 28, 2014.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at March 29, 2015 and September 28, 2014 were $1.3 million and $1.4 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended March 29, 2015, we reported $1.2 million and $1.8 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.8 million and $1.5 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $17.6 million and $15.4 million, respectively, at March 29, 2015, and $20.1 million and $18.0 million, respectively, at September 28, 2014.

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

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our condensed consolidated balance sheets as accumulated other comprehensive income (loss).

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At March 29, 2015, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $1.8 million, all of which we expect to reclassify from accumulated other comprehensive income to interest expense within the next 12 months.

As of March 29, 2015, the total notional principal amount of our outstanding interest rate swap agreements which expire in May 2018 was $197.3 million and the weighted average fixed interest rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments are as follows:

	Balance Sheet Location	March 29, 2015	September 28, 2014
		(in thousands)

Interest rate swap agreements	Other current liabilities	$2,034	$45

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the first six months of fiscal 2015 and the fiscal year ended September 28, 2014.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2014 and the first half of fiscal 2015.

14.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and six months ended March 29, 2015 and September 28, 2014 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at December 29, 2013	$(19,756)	$343	$(19,413)

Other comprehensive income (loss) before reclassifications	(15,650)	262	(15,388)
Reclassification adjustment of prior derivative settlement, net of tax	–	(648)	(648)
Net current-period other comprehensive loss	(15,650)	(386)	(16,036)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

Balances at December 28, 2014	$(67,654)	$67	$(67,587)

Other comprehensive loss before reclassifications	(43,516)	(938)	(44,454)
Reclassification adjustment of prior derivative settlement, net of tax	–	(579)	(579)
Net current-period other comprehensive loss	(43,516)	(1,517)	(45,033)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

	Six Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive income (loss) before reclassifications	(37,746)	1,570	(36,176)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,131)	(1,131)
Net current-period other comprehensive income (loss)	(37,746)	439	(37,307)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive loss before reclassifications	(68,085)	(828)	(68,913)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,169)	(1,169)
Net current-period other comprehensive loss	(68,085)	(1,997)	(70,082)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

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

We acquired BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two former employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.  The financial impact to us of this matter is unknown at this time.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and on November 3, 2014, the court dismissed this appeal.  The plaintiff filed an appeal with the Supreme Court of Canada, and on April 23, 2015, the court dismissed the application.  Accordingly, this matter is officially closed.

16.                               Recent Accounting Pronouncements

In July 2013, the FASB issued an update on the financial statement presentation of unrecognized tax benefits.  We are required to present a liability related to an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This guidance became effective for us in the first quarter of fiscal 2015, and did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued and accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal year 2018.  Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use.  In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the FASB’s due process requirement.  We are currently in the process of assessing what impact this new standard may have on our condensed consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period.  The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern.  The amendment established management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period.  The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern.  This guidance is effective for us in the first quarter of fiscal 2017.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In January 2015, the FASB issued an amendment to the accounting guidance related to the income statement presentation of extraordinary and unusual items.  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  The guidance is effective for us in the first quarter of fiscal 2017.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We do not expect the adoption of this guidance to have an impact on our condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Client Sector
International (1)	30.8%	31.0%	28.0%	28.0%
U.S. commercial	28.0	25.2	29.1	27.1
U.S. federal government (2)	29.8	30.4	30.8	30.3
U.S. state and local government	11.4	13.4	12.1	14.6
Total	100.0%	100.0%	100.0%	100.0%

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

Our reportable segments are described as follows:

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

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  We plan to complete the remaining work performed in this segment primarily in fiscal 2015.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Reportable Segment
WEI	39.6%	38.2%	39.9%	36.8%
RME	60.6	58.5	58.8	57.0
RCM	3.2	6.9	4.6	9.9
Inter-segment elimination	(3.4)	(3.6)	(3.3)	(3.7)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Contract Type
Fixed-price	34.3%	47.7%	36.8%	47.2%
Time-and-materials	47.9	36.8	44.6	35.6
Cost-plus	17.8	15.5	18.6	17.2
	100.0%	100.0%	100.0%	100.0%

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

We made no acquisitions in the first half of fiscal 2015.  In fiscal 2014, we completed immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME segments.

Subsequent Event.  On May 1, 2015, we acquired Cornerstone Environmental Group, an environmental engineering and consulting firm focused on solid waste markets in the United States.  The purchase price was not material.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first six months of fiscal 2015 and 2014.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first half fiscal 2015, our revenue declined 7.0% compared to the prior-year period.  This decline primarily reflects a reduction in construction activities compared to the first six months of last year, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets.  This decline in revenue was also negatively impacted by foreign exchange rate fluctuations as the U.S. dollar continued to strengthen during the first half of fiscal 2015 against most of the foreign currencies in which we conduct our international business.  On a constant currency basis, the combined revenue from our WEI and RME segments increased 1.4% compared to the first half of fiscal 2014.  On the same basis, our revenue increased 3.4% in the second quarter of fiscal 2015 compared to the same period last year.  All of the growth in our core operations in fiscal 2015 was organic and primarily driven by increased commercial activity, both in the U.S. and Canada, and higher U.S. state and local government revenue.

International.  Our international business decreased 7.2% in the first half of fiscal 2015 compared to the same period last year due primarily to foreign exchange rate fluctuations.  Excluding the impact of foreign exchange, our international business grew 2.3% compared to the prior-year period.  This growth was primarily driven by our midstream oil and gas activities in Western Canada.  However, the reduction in upstream oil and gas revenue due to lower oil prices and the continued weakness in our mining operations, particularly in Canada and Brazil, partially offset this growth.  We anticipate modestly higher international revenue levels in fiscal 2015 on a constant currency basis.  However, if oil prices continue to remain low or decrease further, our business would likely be negatively impacted.

U.S. Commercial.  Our U.S. commercial business was flat in the first half fiscal 2015 compared to the first half of last year.  This reflects the reduction in construction activities compared to the prior-year period, which resulted from our decision in fiscal 2014 to exit from certain construction markets.  Excluding these activities, which are reported in the RCM segment, our U.S. commercial revenue increased 6.0% in the first half of fiscal 2015 compared to the same period last year.  This growth primarily reflects increased environmental remediation activities.  We expect our U.S. commercial revenue to continue to show year-over-year improvement in the second half of fiscal 2015, although our U.S. commercial clients typically react rapidly to economic change.  Accordingly, changes in the U.S. economy during fiscal 2015 would create a corresponding change in our U.S. commercial outlook.

U.S. Federal Government.  Our U.S. federal government business declined 5.6% in the first half of fiscal 2015 compared to the prior-year period.  The aforementioned reduction in RCM construction activities compared to the prior-year period contributed to the decline.  Additionally, the decline resulted from reduced activity on remediation projects, which more than offset the broad-based increases in revenues from federal infrastructure projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  Although we remain cautious, we expect our U.S. federal revenue to be stable during the remainder of fiscal 2015, excluding the RCM segment.

U.S. State and Local Government.  Our U.S. state and local government business decreased 22.2% in the first half of fiscal 2015 compared to the first six months of last year.  Our decision in fiscal 2014 to exit from certain construction activities, especially those related to transportation projects, was primarily responsible for the decline.  Excluding these activities, our U.S. state and local government revenue increased 8.5% in the first half of fiscal 2015 compared to the prior-year period.  Many state and local government agencies are experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in U.S. state and local government infrastructure project-related revenue over the last 15 months.  We expect our U.S. state and local government business to continue to show growth during the remainder of fiscal 2015, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)

Revenue	$564,763	$586,285	$(21,522)	(3.7)%	$1,145,819	$1,232,133	$(86,314)	(7.0)%
Subcontractor costs	(132,009)	(130,300)	(1,709)	(1.3)	(275,985)	(293,158)	17,173	5.9
Revenue, net of subcontractor costs (1)	432,754	455,985	(23,231)	(5.1)	869,834	938,975	(69,141)	(7.4)
Other costs of revenue	(362,957)	(386,913)	23,956	6.2	(721,238)	(783,442)	62,204	7.9
Selling, general and administrative expenses	(42,512)	(44,229)	1,717	3.9	(84,699)	(91,602)	6,903	7.5
Contingent consideration - fair value adjustments	3,113	21,343	(18,230)	(85.4)	3,113	25,973	(22,860)	(88.0)
Operating income	30,398	46,186	(15,788)	(34.2)	67,010	89,904	(22,894)	(25.5)
Interest expense	(1,804)	(2,496)	692	27.7	(3,594)	(4,919)	1,325	26.9
Income before income tax expense	28,594	43,690	(15,096)	(34.6)	63,416	84,985	(21,569)	(25.4)
Income tax expense	(9,584)	(11,781)	2,197	18.6	(18,760)	(25,749)	6,989	27.1
Net income including noncontrolling interests	19,010	31,909	(12,899)	(40.4)	44,656	59,236	(14,580)	(24.6)
Net income attributable to noncontrolling interests	7	(200)	207	103.5	(64)	(213)	149	70.0
Net income attributable to Tetra Tech	$19,017	$31,709	$(12,692)	(40.0)	$44,592	$59,023	$(14,431)	(24.4)

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

In the second quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $21.5 million, or 3.7%, and $23.2 million, or 5.1%, respectively, compared to the second quarter of last year.  In the first half of fiscal 2015, revenue, and revenue, net of subcontractor costs, decreased $86.3 million, or 7.0%, and $69.1 million, or 7.4%, respectively, compared to the same period last year.  These declines reflect the above-described reduction in construction activities compared to last year.  Revenue and revenue, net of subcontractor costs, from these activities, which are reported in the RCM segment, declined $22.1 million and $18.8 million, respectively, in the second quarter, and $69.8 million and $41.9 million, respectively, in the first half of fiscal 2015 compared to the same periods last year.  Our second quarter and first half of fiscal 2015 results also reflect revenue declines caused by foreign exchange rate fluctuations as the U.S. dollar continued to strengthen during the first half of fiscal 2015 against most of the foreign currencies in which we conduct our international business.  These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $20.6 million and $18.0 million, respectively, in the second quarter of fiscal 2015, and $32.6 million and $28.7 million, respectively, in the first half of fiscal 2015 compared to the same periods in fiscal 2014.

On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment (referred to as “core” results) increased 3.4% and 3.1%, respectively, in the second quarter of fiscal 2015 compared to the same period in fiscal 2014.  All of this fiscal 2015 growth in our core operations was organic and primarily driven by increased commercial activity, both in the U.S. and Canada.  Our core U.S. commercial revenue and revenue, net of subcontractor costs, increased $17.5 million and $7.2 million, respectively, in the second quarter of fiscal 2015 compared to the prior period, due to increased environmental remediation activities.  On a constant currency basis, our core international revenue and revenue, net of subcontractor costs, increased $13.2 million and $7.6 million, respectively, in the second quarter of fiscal 2015 compared to the same period last year, which reflected improved midstream oil and gas results in Western Canada.  These results were partially offset by lower U.S. federal government revenue.

On the same basis as used for the second quarter analysis, our revenue and revenue, net of subcontractor costs, increased 1.4% and 0.2%, respectively, in the first half of fiscal 2015 compared to the same period last year.  These stable results reflect smaller increases than those in our second quarter due to lower year-over-year revenue in the first quarter, which reflected timing-related declines that normalized in the second quarter of fiscal 2015.  The first quarter fiscal 2015 revenue declines reflected delays of large U.S. federal government remediation projects, and the abnormally severe weather conditions that hindered our field activities in the Northeastern United States.

Despite the increases in our core revenue, operating income decreased $15.8 million and $22.9 million in the second quarter and first half of fiscal 2015, respectively, compared to the same periods in fiscal 2014.  The decreases reflect the reduction in net gains related to changes in the estimated fair value of contingent earn-out liabilities.  We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  During the second quarter and first half of fiscal 2015, we recorded a decrease in our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber, which is part of our Oil, Gas & Energy reporting unit in the RME segment.  Our second quarter fiscal 2015 assessment of the Caber contingent earn-out liability included a review of the status of on-going projects in Caber’s backlog, and the inventory of prospective new contract awards.  We also considered the status of the oil and gas industry in Western Canada particularly in light of the recent decline in oil prices.  As a result of this assessment, we concluded that Caber’s operating income in the second year post-acquisition would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015.  We concluded that Caber’s operating income for the second earn-out period, which ended in the first quarter of fiscal 2015, would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.

In the second quarter and first six months of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related gains in operating income of $21.3 million and $26.0 million, respectively.  The fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland, which is part of our Oil, Gas & Energy reporting unit in our RME segment.

In fiscal 2014, we recorded decreases in our contingent earn-out liability for Parkland and reported related net gains in operating income of $44.6 million.  These gains resulted from Parkland’s actual and projected post-acquisition performance falling below our initial expectations concerning the likelihood and timing of achieving the relevant operating income thresholds in each of the three years subsequent to the acquisition.  In the second quarter of fiscal 2014, we updated the estimated cost to complete a large fixed-price contract at Parkland and determined that the project would be break-even compared to the significant profit estimated the previous quarter when the project was initiated.  As a result, during the second quarter of fiscal 2014 we reversed $5.3 million of profit previously recognized on the project.  This variance, and our updated estimate that the revenue for the remainder of the project would produce no operating income, resulted in our conclusion that Parkland’s operating income in the first and second earn-out periods would fall below the minimum operating income thresholds in each such year.  As a result, we reduced the contingent earn-out liability for the first and second earn-out periods to $0, which resulted in gains totaling $24.7 million ($5.6 million and $19.1 million in the first and second quarters of fiscal 2014, respectively).  The remaining fiscal 2014 gain of $19.9 million was recognized in the fourth quarter of fiscal 2014 reducing the related liability to $0 at the end of fiscal 2014.

Each time we determined that Parkland’s and Caber’s operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact Parkland’s and Caber’s longer term performance or result in goodwill impairment.

Operating income in the second quarter and first half of fiscal 2015 also includes a non-recurring charge of $3.1 million included in SG&A expenses related to a legal settlement.  Excluding the net gains from contingent earn-out liabilities and the fiscal 2015 legal settlement, operating income increased $5.6 million, or 22.6%, in the second quarter of fiscal 2015 compared to the same period last year.  On the same basis, year-over-year operating income for the six month period increased $3.2 million, or 4.9%.  These increases primarily reflect improved results in our oil and gas business, particularly our midstream work in Western Canada.  In addition, amortization of intangibles was $1.9 million and $4.5 million lower in the second quarter and first half of fiscal 2015, respectively, compared to the same periods last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)

Revenue	$223,366	$223,977	$(611)	(0.3)%	$457,033	$453,307	$3,726	0.8%
Subcontractor costs	(53,221)	(44,454)	(8,767)	19.7	(103,214)	(93,043)	(10,171)	10.9
Revenue, net of subcontractor costs	$170,145	$179,523	$(9,378)	(5.2)	$353,819	$360,264	$(6,445)	(1.8)

Operating income	$15,787	$18,296	$(2,509)	(13.7)	$37,620	$40,521	$(2,901)	(7.2)

As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $5.2 million and $4.9 million, respectively, in the second quarter of fiscal 2015, and $10.2 million and $9.3 million, respectively, in the first half of fiscal 2015 compared to the same periods last year.  On a constant currency basis, our revenue increased 2.1% and 3.1% in the second quarter and first half of fiscal 2015, respectively, compared to the same period last year.  This growth reflects increased revenue from U.S. federal and U.S. state and local government infrastructure projects across a broad range of government agencies.

Foreign currency translation did not have a material impact on our operating income in the second quarter and first half of fiscal 2015.  Although our revenue increased, on a constant currency basis, our operating income decreased in the second quarter and first six months of fiscal 2015 compared to the year-ago periods.  These declines reflect a higher proportion of government revenue and a corresponding decline in commercial revenue in the fiscal 2015 periods compared to last fiscal year.  Our commercial revenue typically has a higher margin than revenue from government projects.  As a result of this change in business mix, our operating income margin declined from 10.2% in the second quarter of fiscal 2014 to 9.3% in the second quarter of fiscal 2015.

Resource Management and Energy

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)
Revenue	$342,185	$342,897	$(712)	(0.2)%	$673,859	$702,161	$(28,302)	(4.0)%
Subcontractor costs	(81,658)	(87,358)	5,700	(6.5)	(170,537)	(178,086)	7,549	(4.2)
Revenue, net of subcontractor costs	$260,527	$255,539	$4,988	2.0	$503,322	$524,075	$(20,753)	(4.0)

Operating income	$19,751	$10,726	$9,025	84.1	$45,471	$43,985	$1,486	3.4

As in the WEI segment, foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during fiscal 2015 in the amounts of $15.6 million and $13.1 million, respectively, for the second quarter, and $22.8 million and $19.5 million, respectively, for the first half compared to the same periods last year.  On a constant currency basis, revenue and revenue, net of subcontractor costs, increased 4.3% and 7.1%, respectively, in the second quarter of fiscal 2015 compared to the same period last year.  On the same basis, revenue and revenue, net of subcontractor costs, were both flat in the first half of fiscal 2015 compared to the first six months of last year.  The quarter-over-quarter increases primarily reflect improved midstream oil and gas results in Western Canada, which were partially offset by lower mining revenue.  The year-to-date results also reflect project timing-related declines that partially normalized in the second quarter of fiscal 2015.  The first quarter fiscal 2015 revenue declines reflected delayed start-up of large U.S. federal government remediation projects, and the abnormally severe weather conditions that hindered our field activities in the Northeastern United States.

Operating income increased $9.0 million in the second quarter of fiscal 2015 compared to the same period last year.  This increase primarily reflects improved results in our oil and gas business, particularly our midstream work in Western Canada.  Further, the fiscal 2014 period included the $5.3 million profit reversal at Parkland as previously described.  The operating income increase was partially offset in both the quarterly and year-to-date periods by declines in our other commodity-based activities, including upstream oil and gas services and mining-related activities.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 29,	March 30,	Change		March 29,	March 30,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)
Revenue	$18,151	$40,282	$(22,131)	(54.9)%	$52,581	$122,364	$(69,783)	(57.0)%
Subcontractor costs	(16,069)	(19,359)	3,290	(17.0)	(39,888)	(67,728)	27,840	(41.1)
Revenue, net of subcontractor costs	$2,082	$20,923	$(18,841)	(90.0)	$12,693	$54,636	$(41,943)	(76.8)

Operating income (loss)	$5	$730	$(725)	(99.3)	$(3,416)	$(3,401)	$(15)	0.4

For the second quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $22.1 million and $18.8 million, respectively, compared to the prior-year period.  For the first half of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $69.8 million and $41.9 million, respectively, compared to the prior-year period.  Revenue and revenue, net of subcontractor costs, decreased as a result of our decision to wind-down the RCM construction activities.  Operating income in the second quarter of fiscal 2015 included a net gain of approximately $6.0 million on the sale of equipment; this gain was offset by net losses related to our updated evaluation of the collectability of certain claims, and the costs required to wind-down the remaining projects in the RCM segment.  We plan to complete the remaining work performed in the RCM segment primarily in fiscal 2015.

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

The following is a reconciliation of EBITDA to net income attributable to Tetra Tech as well as revenue, net of subcontractor costs:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)

Net income attributable to Tetra Tech	$19,017	$31,709	$44,592	$59,023
Interest expense	1,804	2,496	3,594	4,919
Depreciation (1)	5,929	6,578	12,793	13,707
Amortization (1)	4,828	6,723	10,757	15,305
Income tax expense	9,584	11,781	18,760	25,749
EBITDA	$41,162	$59,287	$90,496	$118,703

Revenue	$564,763	$586,285	$1,145,819	$1,232,133
Subcontractor costs	(132,009)	(130,300)	(275,985)	(293,158)
Revenue, net of subcontractors costs	$432,754	$455,985	$869,834	$938,975

(1)	The total of depreciation and amortization expenses is different from the amounts on the condensed consolidated statementsof cash flows, which include amortization of deferred debt costs.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our Amended and Restated Credit Agreement (the “Amended Credit Agreement”) will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  On November 10, 2014, the Board of Directors also declared a quarterly cash dividend of $0.07 per share that was paid on December 15, 2014 to stockholders of record as of the close of business on November 26, 2014.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share that was paid on February 26, 2015 to stockholders of record as of the close of business on February 11, 2015.

Subsequent Event.  On April 27, 2015 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on May 29, 2015 to stockholders of record as of the close of business on May 14, 2015.

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

As of March 29, 2015, cash and cash equivalents were $98.5 million, a decrease of $23.9 million compared to the fiscal 2014 year-end.  The decrease was due to cash used in financing activities primarily related to repurchases of common stock and a decline in cash provided by operating activities.

Operating Activities.  For the six-month period, net cash provided by operating activities was $24.8 million, a decrease of $31.4 million compared to the prior-year period.  The decrease primarily reflects the timing of payments for trade accounts payable ($49.2 million) and lower advance payments from clients on contract work ($14.5 million).  This decrease was partially mitigated by improved cash collections on accounts receivable ($31.7 million).

Investing Activities.  For the six-month period, net cash used in investing activities was $2.3 million, a decrease of $12.9 million compared to the prior-year period.  The decrease resulted from a total of $10.3 million in net payments for business acquisitions and a $3.9 million payment received on a note for sale of operation in the prior-year period.

Financing Activities.  For the six-month period, net cash used in financing activities was $41.0 million, compared to net cash provided by financing activities of $0.9 million in the prior-year period.  The net cash used resulted primarily from a $62.1 million increase in common stock repurchases, a $13.2 million decrease in net proceeds from issuance of common stock (all related to stock-based compensation), and a total of $8.6 million in dividend payments during the first half of fiscal 2015.  The overall net cash used was partially mitigated by a $35.6 million increase in net proceeds from borrowings.

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

As of March 29, 2015, we had $237.9 million in outstanding borrowings under the Amended Credit Agreement, consisting of $197.3 million under the Term Loan Facility and $40.6 million under to Revolving Credit Facility at a weighted-average interest rate of 1.57% per annum.  In addition, we had $1.3 million in standby letters of credit.  Our average effective weighted-average interest rate on borrowings outstanding at March 29, 2015 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.65%.  At March 29, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $115.8 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $29.1 million, of which $5.6 million was issued in currencies other than the U.S. dollar.

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

At March 29, 2015, we were in compliance with these covenants with a consolidated leverage ratio of 1.748x and a consolidated fixed charge coverage ratio of 2.633x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	–	May 29, 2015

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of March 29, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.4 million has been provided in prior years.

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

The following is a summary of our off-balance sheet arrangements:

•

Letters of credit and bank guarantees are used primarily to support project performance and insurance programs.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 29, 2015, we had $1.3 million in standby letters of credit outstanding under our Amended Credit Agreement and $29.1 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 7, 2018.  At March 29, 2015 we had borrowings outstanding under the Amended Credit Agreement of $237.9 million at a weighted-average interest rate of 1.57%.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at March 29, 2015 was 2.65%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

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

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first half of both fiscal 2015 and 2014, 28.0% of our consolidated revenue was generated by our international business, and such revenue was primarily denominated in CAD.  For the first half of fiscal 2015, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $68.2 million compared to a reduction in equity of $37.8 million in the first half of fiscal 2014.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 29, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired BPR Inc. (“BPR”), a Quebec-based engineering firm on October 4, 2010.  Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR:

On April 17, 2012, authorities in the province of Quebec, Canada charged two former employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption.  Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016.  We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR.  The financial impact to us of this matter is unknown at this time.

On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR’s former president, and other Quebec-based engineering firms and individuals are named as defendants.  The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal.  The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging.  A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action.  On June 5, 2014, the plaintiff filed an appeal, and on November 3, 2014, the court dismissed this appeal.  The plaintiff filed an appeal with the Supreme Court of Canada, and on April 23, 2015, the court dismissed the application.  Accordingly, this matter is officially closed.

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

In the second quarter of fiscal 2015, we generated 41.2% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the second quarter of fiscal 2015, we generated 54.3% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the second quarter of fiscal 2015, we generated 30.8% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

For example, an ongoing government investigation into political corruption in Quebec contributed to the slow-down in procurements and business activity in that province, which has adversely affected our business.  The Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies (including cities, towns, municipalities, and the provincial government) be certified by a Quebec regulatory authority as deserving the trust of the public for contracts over a specified size.  Our failure to maintain certification could adversely affect our business.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at March 29, 2015 included approximately $83 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of March 29, 2015, our goodwill was $671.4 million and other intangible assets were $49.1 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at March 29, 2015 was $1.9 billion, a decrease of $122.2 million, or 6.1%, compared to the end of fiscal 2014.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock.  In February 2014, the Board amended this repurchase program to authorize the repurchase of up to $30 million in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014.  Stock repurchases could be made on the open market or in privately negotiated transactions with third parties.  From the inception of this repurchase program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.  On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of March 29, 2015, we repurchased through open market purchases a total of 2.7 million shares at an average price of $25.11, for a total cost of $68.7 million under this new repurchase program.  These shares were repurchased during the period from November 24, 2014 through March 24, 2015.

A summary of the repurchase activity for the six months ended March 29, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

September 29, 2014 – October 26, 2014	–	$–	–	$200,000,000
October 27, 2014 – November 23 2014	–	–	–	200,000,000
November 24, 2014 – December 28, 2014	760,926	26.50	760,926	179,832,548
December 29, 2014 – January 25, 2015	476,900	24.92	476,900	167,948,257
January 26, 2015 – February 22, 2015	944,162	24.16	944,162	145,139,217
February 23, 2015 – March 29, 2015	555,191	24.99	555,191	131,265,390

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

31.1                                  Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2                                  Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1                                  Certification of Chief Executive Officer pursuant to Section 1350.

32.2                                  Certification of Chief Financial Officer pursuant to Section 1350.

95                                            Mine Safety Disclosure.

101                                     The following financial information from our Quarterly Report on Form 10-Q, for the period ended March 29, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.*

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

Dated: May 1, 2015	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)