Form 10-Q
period 2015-06-28
TETRA TECH INC
filed 2015-07-31
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Yes  ☐   No  ☒

As of July 27, 2015, 60,207,987 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

	June 28, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$175,183	$122,379
Accounts receivable – net	633,544	701,892
Prepaid expenses and other current assets	48,178	52,256
Income taxes receivable	13,562	22,076
Total current assets	870,467	898,603

Property and equipment – net	68,602	73,864
Investments in and advances to unconsolidated joint ventures	2,090	2,140
Goodwill	684,909	714,190
Intangible assets – net	49,197	63,095
Other long-term assets	28,257	24,512

Total assets	$1,703,522	$1,776,404

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$141,011	$175,952
Accrued compensation	113,346	110,186
Billings in excess of costs on uncompleted contracts	92,951	103,343
Deferred income taxes	26,373	20,387
Current portion of long-term debt	10,708	10,989
Estimated contingent earn-out liabilities	603	3,568
Other current liabilities	69,905	79,436
Total current liabilities	454,897	503,861

Deferred income taxes	31,279	28,786
Long-term debt	225,513	192,842
Long-term estimated contingent earn-out liabilities	3,524	3,462
Other long-term liabilities	33,890	34,397

Commitments and contingencies (Note 16)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 28, 2015, and September 28, 2014	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 60,162 and 62,591 shares at June 28, 2015, and September 28, 2014, respectively	602	626
Additional paid-in capital	344,833	402,516
Accumulated other comprehensive loss	(100,310)	(42,538)
Retained earnings	708,833	651,475
Tetra Tech stockholders’ equity	953,958	1,012,079
Noncontrolling interests	461	977
Total equity	954,419	1,013,056

Total liabilities and equity	$1,703,522	$1,776,404

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Revenue	$575,108	$629,502	$1,720,927	$1,861,635
Subcontractor costs	(153,209)	(170,746)	(429,194)	(463,904)
Other costs of revenue	(340,181)	(381,319)	(1,061,419)	(1,164,761)
Selling, general and administrative expenses	(40,997)	(47,175)	(125,695)	(138,778)
Contingent consideration – fair value adjustments	–	8,905	3,113	34,878
Operating income	40,721	39,167	107,732	129,070

Interest expense	(2,026)	(2,454)	(5,621)	(7,373)
Income before income tax expense	38,695	36,713	102,111	121,697

Income tax expense	(12,443)	(10,002)	(31,202)	(35,751)

Net income including noncontrolling interests	26,252	26,711	70,909	85,946

Net income attributable to noncontrolling interests	(46)	(54)	(111)	(266)

Net income attributable to Tetra Tech	$26,206	$26,657	$70,798	$85,680

Earnings per share attributable to Tetra Tech:
Basic	$0.44	$0.41	$1.16	$1.32
Diluted	$0.43	$0.41	$1.14	$1.31

Weighted-average common shares outstanding:
Basic	60,207	64,566	61,293	64,683
Diluted	60,792	65,302	61,887	65,493

Cash dividends paid per share	$0.08	$0.07	$0.22	$0.07

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income including noncontrolling interests	$26,252	$26,711	$70,909	$85,946

Other comprehensive income, net of tax
Foreign currency translation adjustments	11,676	19,177	(56,514)	(18,642)
Gain (loss) on cash flow hedge valuations, net of tax	621	(645)	(1,376)	(206)
Other comprehensive income (loss), net of tax	12,297	18,532	(57,890)	(18,848)

Comprehensive income including noncontrolling interests	38,549	45,243	13,019	67,098

Net income attributable to noncontrolling interests	(46)	(54)	(111)	(266)
Foreign currency translation adjustments	14	330	118	403
Comprehensive (income) loss attributable to noncontrolling interests	(32)	276	7	137

Comprehensive income attributable to Tetra Tech	$38,517	$45,519	$13,026	$67,235

See accompanying Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:

Net income including noncontrolling interests	$70,909	$85,946

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34,300	42,147
Equity in earnings of unconsolidated joint ventures	(3,097)	(1,929)
Distributions of earnings from unconsolidated joint ventures	3,045	2,145
Stock-based compensation	8,093	8,329
Excess tax benefits from stock-based compensation	(170)	(692)
Deferred income taxes	(9,826)	2,040
Provision for doubtful accounts	(1,866)	384
Fair value adjustments to contingent consideration	(3,113)	(34,878)
(Gain) loss on disposal of property and equipment	(5,295)	66
Foreign exchange loss (gain)	244	(184)

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	78,110	(9,166)
Prepaid expenses and other assets	6,023	(3,738)
Accounts payable	(36,733)	28,944
Accrued compensation	1,448	817
Billings in excess of costs on uncompleted contracts	(11,363)	(351)
Other liabilities	(21,741)	(16,437)
Income taxes receivable/payable	25,130	10,854
Net cash provided by operating activities	134,098	114,297

Cash flows from investing activities:
Capital expenditures	(20,262)	(14,879)
Payments for business acquisitions, net of cash acquired	(11,750)	(10,695)
Proceeds from sale of property and equipment	10,039	3,740
Payment received on note for sale of operation	–	3,900
Net cash used in investing activities	(21,973)	(17,934)

Cash flows from financing activities:
Payments on long-term debt	(32,631)	(3,641)
Proceeds from long-term debt	64,794	–
Payments of earn-out liabilities	(3,199)	(18,662)
Payments of debt issuance costs	(1,457)	–
Excess tax benefits from stock-based compensation	170	692
Repurchases of common stock	(75,500)	(26,088)
Net change in overdrafts	–	(915)
Dividends paid	(13,440)	(4,506)
Net proceeds from issuance of common stock	5,621	18,310
Net cash used in financing activities	(55,642)	(34,810)

Effect of foreign exchange rate changes on cash	(3,679)	(1,986)

Net increase in cash and cash equivalents	52,804	59,567
Cash and cash equivalents at beginning of period	122,379	129,305
Cash and cash equivalents at end of period	$175,183	$188,872

Supplemental information:
Cash paid during the period for:
Interest	$5,084	$6,181
Income taxes, net of refunds received of $4.4 million and $12.1 million	$15,679	$22,109

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

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	June 28, 2015	September 28, 2014
	(in thousands)

Billed	$317,697	$351,693
Unbilled	318,431	363,050
Contract retentions	29,740	26,929
Total accounts receivable – gross	665,868	741,672

Allowance for doubtful accounts	(32,324)	(39,780)
Total accounts receivable – net	$633,544	$701,892

Billings in excess of costs on uncompleted contracts	$92,951	$103,343

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Substantially all of our unbilled receivables at June 28, 2015 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials, and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progresses without obtaining a definitive client agreement. Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs. Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated and realization is probable.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period such as when client agreement is obtained or a claims resolution occurs.

Total accounts receivable at June 28, 2015 and September 28, 2014 included approximately $53 million and $79 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  The decline in claims in fiscal 2015 is primarily due to the settlement of two claims related to completed transportation projects in the RCM segment totaling $31 million in the third quarter of fiscal 2015.  We settled for cash proceeds of $29 million during the third quarter, and, as a result, recognized reduced revenue and operating income of $2.0 million during the third quarter of fiscal 2015 in the RCM segment.  We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no other adjustments to revenue or operating income in the third quarter of fiscal 2015 as a result of our updated assessment of the collectability of claims.  On a year-to-date basis, we have recorded net losses of $1.8 million related to claims.  We recognized revenue and an increase to operating income of $3.4 million during the first nine months of fiscal 2014, all in the second quarter.

Billed accounts receivable related to U.S. federal government contracts were $69.0 million and $57.4 million at June 28, 2015 and September 28, 2014, respectively.  U.S. federal government unbilled receivables were $74.0 million and $73.2 million at June 28, 2015 and September 28, 2014, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 28, 2015 and September 28, 2014.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize.  Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs, and profit in the period in which such changes are made.  As a result, we recognized net favorable operating income adjustments of $0.1 million during the third quarter of fiscal 2015 and net unfavorable operating income adjustments of $5.8 million during the first nine months of fiscal 2015 compared to unfavorable operating income adjustments of $5.0 million and $10.3 million in the comparable periods of last year.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of June 28, 2015 and September 28, 2014, we maintained a liability for anticipated losses of $11.0 million and $18.6 million, respectively.  The estimated cost to complete the related contracts as of June 28, 2015 was $69.7 million.

3.                                      Mergers and Acquisitions

In the third quarter of fiscal 2015, we acquired Cornerstone Environmental Group, LLC (“CEG”), headquartered in Middletown, New York.  CEG is an environmental engineering and consulting firm focused on solid waste markets in the United States, and is included in our RME segment.  The fair value of the purchase price for CEG was $15.9 million.  Of this amount, $11.8 million was paid to the sellers and $4.1 million was the estimated fair value of contingent earn-out obligations, with a maximum of $9.8 million, based upon the achievement of specified financial objectives.  In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME reportable segments.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill addition related to the fiscal 2015 acquisition primarily represents the value of the workforce with distinct expertise in the solid waste market.  The goodwill additions related to the fiscal 2014 acquisitions primarily represent the value of workforces with distinct expertise in the oil and gas and disaster preparedness markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in the consolidated financial statements from their respective closing dates.  None of the acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements.  As a result, no pro forma information has been provided for the respective periods.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first nine months of fiscal 2015, we recorded a decrease in our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber Engineering, Inc. (“Caber”), which is part of our Oil, Gas & Energy reporting unit in the RME segment.

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

In the third quarter and first nine months of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related gains in operating income of $8.9 million and $34.9 million, respectively.  The third quarter fiscal 2014 gain resulted from an updated valuation of the contingent consideration liability for American Environmental Group (“AEG”), which is part of our Waste Management Group reporting unit.  The remaining fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland Pipeline (“Parkland”), which is part of our Oil, Gas & Energy reporting unit.  Both of these reporting units are in our RME segment.

The acquisition agreement for AEG included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first two years beginning on the acquisition date.  The maximum earn-out obligation over the two-year earn-out period was $27.1 million ($11.3 million annually plus a $4.5 million one-time payment based on minimum operating income in each year).  The annual amounts could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year.  To a lesser extent, additional earn-out consideration could be earned for operating income above the high-end of the range up to the contractual maximum of $27.1 million.  AEG was required to meet a minimum operating income threshold in each year in order to earn any contingent consideration.  These minimum thresholds were $10.0 million and $11.0 million in years one and two, respectively.  In order to earn the maximum contingent consideration, AEG would need to achieve operating income of $17.5 million in year one and $18.5 million in year two.  In addition, if AEG achieved operating income of at least $9.0 million during both earn-out periods, AEG would receive $4.5 million at the end of the second earn-out period.

The determination of the fair value of the purchase price for AEG on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  This initial valuation was primarily based on probability-weighted internal estimates of AEG’s operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of AEG’s contingent earn-out liability of $21.5 million in the second quarter of fiscal 2013.  In determining that AEG would attain 79% of the maximum potential earn-out we considered several factors including AEG’s recent historical revenue and operating income levels and growth rates.  We also considered the recent trend in AEG’s backlog level and the prospects for the solid waste industry in the United States.

AEG’s first earn-out period ended on the last day of the first quarter of fiscal 2014.  As a result, during the first quarter of fiscal 2014, we performed a preliminary calculation of the contingent consideration for the first earn-out period and concluded that AEG’s operating income in that period would be higher than both our original estimate at the acquisition date and our previous quarterly estimates.  As a result, we increased the contingent earn-out liability for the first earn-out period, which resulted in an additional expense of $1.0 million.  The contingent consideration of $9.1 million for the first earn-out period was paid in the second quarter of fiscal 2014.

During calendar 2014, which corresponds to AEG’s second earn-out period, adverse weather conditions hindered AEG’s ability to complete its project field work.  As a result, in the third quarter of fiscal 2014, we updated our projection of AEG’s operating income for its second earn-out period.  This assessment included a review of the status of on-going projects in AEG’s backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that AEG’s operating income in the second earn-out period would be significantly lower than our original estimate at the acquisition date, would fall below the minimum operating income threshold, but would still exceed $9.0 million of operating income in order to earn the additional tranche.  As a result, we reduced the contingent earn-out liability, which resulted in a gain of $8.9 million in the third quarter of fiscal 2014.

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

Each time we determined that Caber’s, AEG’s and Parkland’s operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact the reporting unit’s longer term performance or result in a goodwill impairment.

At June 28, 2015, there was a total maximum of $30.4 million of outstanding contingent consideration related to acquisitions.  Of this amount, $4.1 million was estimated as the fair value and accrued on our condensed consolidated balance sheet. For the nine months ended June 28, 2015, we made $3.2 million of earn-out payments to former owners, and reported this amount as cash used in financing activities.  For the nine months ended June 29, 2014, we made $20.6 million of earn-out payments to former owners.  Of this amount, we reported $18.7 million as cash used in financing activities and $1.9 million as cash used in operating activities.

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

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at September 28, 2014	$238,086	$476,104	$714,190
Goodwill additions	–	6,272	6,272
Foreign exchange translation	(12,763)	(22,790)	(35,553)
Balance at June 28, 2015	$225,323	$459,586	$684,909

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review at June 30, 2014 (i.e. the first day of our fourth quarter in fiscal 2014), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

The reorganization of our core operations, described further in Note 10, “Reportable Segments”, also impacted the definition of our reporting units used for goodwill impairment testing.  As a result, as of September 29, 2014, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount including recorded goodwill, and, as such, no impairment existed as of September 29, 2014.  The Global Mining Practice (“GMP”) reporting unit, which is part of our RME reportable segment, had an estimated fair value that exceeded its carrying value by less than 20%.

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

In our discounted cash flow model for GMP as of September 29, 2014, we assumed annual revenue growth rates of 3% to 5% based on historical trends in GMP and the mining industry, projections for future mining activity, and GMP’s backlog and prospects for new orders.  We discounted the resulting cash flows at a rate of 14%.  Our market-based assessment resulted in a value approximating a 0.7 multiple of revenue, net of subcontractor costs, for the 12 month period preceding the valuation date.  The discounted cash flow value, combined on a weighted-basis with the results of our market analysis, resulted in an estimated fair value for GMP of approximately $102.8 million compared to our carrying value including goodwill of approximately $91.8 million.  As of June 28, 2015, the goodwill amount for GMP was $62.2 million.

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

Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $256.4 million and $269.2 million at June 28, 2015 and September 28, 2014, respectively, excluding $31.1 million of accumulated impairment.  The gross amounts of goodwill for RME were $486.0 million and $502.5 million at June 28, 2015 and September 28, 2014, respectively, excluding $26.4 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	June 28, 2015			September 28, 2014
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	1.3	$952	$(633)	$1,086	$(524)
Client relations	3.5	118,325	(71,068)	122,198	(61,117)
Backlog	0.8	2,251	(1,292)	1,283	(1,072)
Technology and trade names	1.5	2,679	(2,017)	2,917	(1,676)
Total		$124,207	$(75,010)	$127,484	$(64,389)

Foreign currency translation adjustments reduced net identifiable intangible assets by $2.8 million in the first nine months of fiscal 2015.  Amortization expense for the identifiable intangible assets for the three and nine months ended June 28, 2015 was $4.7 million and $15.5 million, respectively, compared to $6.1 million and $21.4 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2015 and succeeding years is as follows:

Amount
(in thousands)

2015	$4,852
2016	16,873
2017	14,273
2018	6,469
2019	3,252
Beyond	3,478
Total	$49,197

5.                                      Property and Equipment

Property and equipment consisted of the following:

	June 28, 2015	September 28, 2014
	(in thousands)

Land and buildings	$3,647	$4,029
Equipment, furniture and fixtures	180,420	204,298
Leasehold improvements	23,142	24,478
Total property and equipment	207,209	232,805
Accumulated depreciation	(138,607)	(158,941)
Property and equipment, net	$68,602	$73,864

The depreciation expense related to property and equipment, including assets under capital leases, was $5.3 million and $18.1 million for the three and nine months ended June 28, 2015, respectively, compared to $6.5 million and $20.2 million for the prior-year periods.  In the first nine months of fiscal 2015, we sold assets with a net book value of $4.7 million for net proceeds of $10.0 million, and recognized a corresponding net gain of $5.3 million.  This equipment was primarily related to our RCM segment.

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

On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  In the first nine months of fiscal 2015, we repurchased through open market purchases a total of 3.0 million shares at an average price of $25.15, for a total cost of $75.5 million under this new repurchase program.

On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on November 26, 2014.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on February 11, 2015.  On April 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on May 29, 2015 to stockholders of record as of the close of business on May 14, 2015.  A total of $13.4 million was paid in dividends for the first nine months of fiscal 2015.

Subsequent Event.  On July 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on September 4, 2015 to stockholders of record as of the close of business on August 17, 2015.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and nine months ended June 28, 2015 was $2.7 million and $8.1 million, respectively, compared to $2.8 million and $8.3 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There were no material stock compensation awards in the third quarter of fiscal 2015.  For the nine months ended June 28, 2015, we granted 266,420 stock options with an exercise price of $27.26 per share and an estimated weighted-average fair value of $8.20 per share.  In addition, we awarded 155,265 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $36.10 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 239,947 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $27.26 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$26,206	$26,657	$70,798	$85,680

Weighted-average common shares outstanding – basic	60,207	64,566	61,293	64,683
Effect of dilutive stock options and unvested restricted stock	585	736	594	810
Weighted-average common stock outstanding – diluted	60,792	65,302	61,887	65,493

Earnings per share attributable to Tetra Tech:
Basic	$0.44	$0.41	$1.16	$1.32
Diluted	$0.43	$0.41	$1.14	$1.31

For the three and nine months ended June 28, 2015, 1.1 million and 1.3 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 0.7 million and no options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first nine months of fiscal 2015 and 2014 were 30.6% and 29.4%, respectively.  During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law.  This law retroactively extended the federal research and experimentation credits (“R&E credits”) for amounts incurred from January 1, 2014 through December 31, 2014.  Our income tax expense for the first nine months of fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these tax credits.

At June 28, 2015, approximately $58.7 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, the potential foreign tax credit associated with the deferred income would be available to partially reduce the resulting U.S. tax liabilities.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 28, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.

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

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in these certain foreign jurisdictions for the 36 months ending September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.6 million has been provided in prior years.

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

RCM:  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work performed in this segment will be substantially complete by the end of fiscal 2016.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in thousands)
Revenue
WEI	$242,285	$238,744	$699,319	$692,051
RME	330,686	347,306	1,004,546	1,049,466
RCM	16,466	67,083	69,046	189,447
Elimination of inter-segment revenue	(14,329)	(23,631)	(51,984)	(69,329)
Total revenue	$575,108	$629,502	$1,720,927	$1,861,635

Operating Income (Loss)
WEI	$24,611	$20,706	$62,231	$61,228
RME	23,596	24,239	69,067	68,225
RCM	(190)	(5,922)	(3,605)	(9,323)
Corporate (1)	(7,296)	144	(19,961)	8,940
Total operating income	$40,721	$39,167	$107,732	$129,070

Depreciation
WEI	$1,211	$1,305	$3,633	$4,081
RME	3,355	3,608	10,699	11,478
RCM	237	702	1,573	2,271
Corporate (1)	516	839	2,207	2,330
Total depreciation	$5,319	$6,454	$18,112	$20,160

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	June 28, 2015	September 28, 2014
	(in thousands)
Total Assets
WEI	$259,072	$302,877
RME	434,493	442,911
RCM	61,873	100,996
Corporate (1)	948,084	929,620
Total assets	$1,703,522	$1,776,404

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in thousands)
Client Sector
International (1)	$124,951	$141,553	$445,691	$487,056
U.S. commercial	193,098	182,590	523,839	513,684
U.S. federal government (2)	186,578	204,072	541,613	580,654
U.S. state and local government	70,481	101,287	209,784	280,241
Total	$575,108	$629,502	$1,720,927	$1,861,635

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014).  The carrying value of our long-term debt approximated fair value at June 28, 2015 and September 28, 2014.  As of June 28, 2015, we had borrowings of $235.4 million outstanding under our amended credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue from our consolidated joint ventures for the three and nine months ended June 28, 2015 was $2.0 million and $5.8 million, respectively, compared to $3.1 million and $9.3 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at June 28, 2015 and September 28, 2014.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at June 28, 2015 and September 28, 2014 were $0.5 million and $1.4 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and nine months ended June 28, 2015, we reported $1.3 million and $3.1 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $0.4 million and $1.9 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $15.5 million and $13.4 million, respectively, at June 28, 2015, and $20.1 million and $18.0 million, respectively, at September 28, 2014.

13.                               Credit Facility

At March 29, 2015, we had a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (the “Amended Credit Agreement”) that extended the maturity date for the term loan and the revolving credit facility to May 2020. The Amended Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility and a $460 million revolving credit facility.  The interest rate provisions of the term loan and the revolving credit facility did not materially change.

As of June 28, 2015, we had $235.4 million in outstanding borrowings under the Amended Credit Agreement, consisting of $194.8 million under the Term Loan Facility and $40.6 million under the Revolving Credit Facility.  At June 28, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $223.8 million could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default.  The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.  As of June 28, 2015, we met all of the compliance requirements of these covenants.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At June 28, 2015, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $1.2 million, all of which we expect to reclassify from accumulated other comprehensive income to interest expense within the next 12 months.  As of June 28, 2015, the total notional principal amount of our outstanding interest rate swap agreements which expire in May 2018 was $194.8 million and the weighted average fixed interest rate was 1.32%.  The fair values of our outstanding derivatives designated as hedging instruments are as follows:

	Balance Sheet Location	June 28, 2015	September 28, 2014
		(in thousands)

Interest rate swap agreements	Other current liabilities	$1,409	$45

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the first nine months of fiscal 2015 and the fiscal year ended September 28, 2014.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2014 and the first nine months of fiscal 2015.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and nine months ended June 28, 2015 and September 28, 2014 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at March 30, 2014	$(35,406)	$(43)	$(35,449)

Other comprehensive income (loss) before reclassifications	19,507	(41)	19,466
Reclassification adjustment of prior derivative settlement, net of tax	–	(605)	(605)
Net current-period other comprehensive income (loss)	19,507	(646)	18,861

Balances at June 29, 2014	$(15,899)	$(689)	$(16,588)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

Other comprehensive loss before reclassifications	11,689	1,186	12,875
Reclassification adjustment of prior derivative settlement, net of tax	–	(565)	(565)
Net current-period other comprehensive loss	11,689	621	12,310

Balances at June 28, 2015	$(99,481)	$(829)	$(100,310)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balances at September 29, 2013	$2,340	$(482)	$1,858

Other comprehensive income (loss) before reclassifications	(18,239)	1,481	(16,758)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,688)	(1,688)
Net current-period other comprehensive income (loss)	(18,239)	(207)	(18,446)

Balances at June 29, 2014	$(15,899)	$(689)	$(16,588)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive loss before reclassifications	(56,396)	358	(56,038)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,734)	(1,734)
Net current-period other comprehensive loss	(56,396)	(1,376)	(57,772)

Balances at June 28, 2015	$(99,481)	$(829)	$(100,310)

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

17.                               Recent Accounting Pronouncements

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

In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal year 2019.  Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use.  We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Client Sector
International (1)	21.7%	22.5%	25.9%	26.2%
U.S. commercial	33.6	29.0	30.4	27.6
U.S. federal government (2)	32.4	32.4	31.5	31.2
U.S. state and local government	12.3	16.1	12.2	15.0
Total	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work performed in this segment will be substantially complete by the end of fiscal 2016.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Reportable Segment
WEI	42.1%	37.9%	40.6%	37.2%
RME	57.5	55.2	58.4	56.4
RCM	2.9	10.7	4.0	10.2
Inter-segment elimination	(2.5)	(3.8)	(3.0)	(3.8)
	00.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Contract Type
Fixed-price	35.1%	44.3%	36.2%	46.2%
Time-and-materials	46.1	36.3	45.1	35.9
Cost-plus	18.8	19.4	18.7	17.9
	100.0%	100.0%	100.0%	100.0%

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

In the third quarter of fiscal 2015, we acquired CEG, headquartered in Middletown, New York.  CEG is an environmental engineering and consulting firm focused on solid waste markets in the United States, and is included in the Waste Management Group reporting unit in our RME segment.  The fair value of the purchase price for CEG was $15.9 million.  Of this amount, $11.8 million was paid to the sellers and $4.1 million was the estimated fair value of contingent earn-out obligations, with a maximum of $9.8 million, based upon the achievement of specified financial objectives.  In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME reportable segments.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first nine months of fiscal 2015 and 2014.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2015, our revenue declined 7.6% compared to the prior-year period.  This decline primarily reflects a reduction in construction activities compared to the first nine months of last year, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets.  This decline in revenue was also negatively impacted by foreign exchange rate fluctuations as the U.S. dollar strengthened during the first nine months of fiscal 2015 against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  On a constant currency basis, the combined revenue from our WEI and RME segments increased 2.1% compared to the first nine months of fiscal 2014.  The growth in our core operations in fiscal 2015 was primarily driven by increased commercial activity, both in the U.S. and Canada, and higher U.S. state and local government revenue.

International.  Our international business decreased 8.5% in the first nine months of fiscal 2015 compared to the same period last year due to foreign exchange rate fluctuations.  Excluding the impact of foreign exchange, our international business grew 1.0% compared to the prior-year period.  This growth was primarily driven by our midstream oil and gas activities in Western Canada. However, the reduction in upstream oil and gas revenue due to lower oil prices and the continued weakness in our mining operations, particularly in Canada and Brazil, partially offset this growth.  We anticipate modestly higher international revenue levels in fiscal 2015 on a constant currency basis.  However, if oil prices continue to remain low or decrease further, our business would likely be negatively impacted.

U.S. Commercial.  Our U.S. commercial business increased 2.0% in the first nine months of fiscal 2015 compared to the first nine months of last year.  This increase occurred despite the reduction in construction activities compared to the prior-year period that resulted from our decision in fiscal 2014 to exit from certain construction markets.  Excluding these activities, which are reported in the RCM segment, our U.S. commercial revenue increased 7.3% in the first nine months of fiscal 2015 compared to the same period last year.  This growth primarily reflects increased environmental remediation and energy-related activities.  We expect our U.S. commercial revenue to continue to show year-over-year improvement in the remainder of fiscal 2015.

U.S. Federal Government.  Our U.S. federal government business declined 6.7% in the first nine months of fiscal 2015 compared to the prior-year period.  The aforementioned reduction in RCM construction activities compared to the prior-year period contributed to the decline.  Additionally, the decline resulted from reduced activity on remediation projects for the U.S. Department of Defense, which more than offset broad-based increases in revenues from civilian federal projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  Although we remain cautious, we expect our U.S. federal revenue to be stable during the remainder of fiscal 2015, excluding the RCM segment.

U.S. State and Local Government.  Our U.S. state and local government business decreased 25.1% in the first nine months of fiscal 2015 compared to the first nine months of last year.  Our aforementioned decision to exit from certain construction activities, especially those related to transportation projects, caused the decline.  Excluding these activities, our U.S. state and local government revenue increased 8.5% in the first nine months of fiscal 2015 compared to the prior-year period.  Many state and local government agencies are experiencing improved financial conditions compared to recent years.  Simultaneously, states are facing major long-term infrastructure needs, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in U.S. state and local government infrastructure project-related revenue over the last 18 months.  We expect our U.S. state and local government business to continue to show growth during the remainder of fiscal 2015, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)

Revenue	$575,108	$629,502	$(54,394)	(8.6)%	$1,720,927	$1,861,635	$(140,708)	(7.6)%
Subcontractor costs	(153,209)	(170,746)	17,537	10.3	(429,194)	(463,904)	34,710	7.5
Revenue, net of subcontractor costs (1)	421,899	458,756	(36,857)	(8.0)	1,291,733	1,397,731	(105,998)	(7.6)
Other costs of revenue	(340,181)	(381,319)	41,138	10.8	(1,061,419)	(1,164,761)	103,342	8.9
Selling, general and administrative expenses	(40,997)	(47,175)	6,178	13.1	(125,695)	(138,778)	13,083	9.4
Contingent consideration - fair value adjustments	—	8,905	(8,905)	N.M.	3,113	34,878	(31,765)	(91.1)
Operating income	40,721	39,167	1,554	4.0	107,732	129,070	(21,338)	(16.5)
Interest expense	(2,026)	(2,454)	428	17.4	(5,621)	(7,373)	1,752	23.8
Income before income tax expense	38,695	36,713	1,982	5.4	102,111	121,697	(19,586)	(16.1)
Income tax expense	(12,443)	(10,002)	(2,441)	(24.4)	(31,202)	(35,751)	4,549	12.7
Net income including noncontrolling interests	26,252	26,711	(459)	(1.7)	70,909	85,946	(15,037)	(17.5)
Net income attributable to noncontrolling interests	(46)	(54)	8	14.8	(111)	(266)	155	58.3
Net income attributable to Tetra Tech	$26,206	$26,657	$(451)	(1.7)	$70,798	$85,680	$(14,882)	(17.4)

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

N.M. — Not meaningful.

In the third quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $54.4 million, or 8.6%, and $36.9 million, or 8.0%, respectively, compared to the third quarter of last year.  In the first nine months of fiscal 2015, revenue, and revenue, net of subcontractor costs, decreased $140.7 million, or 7.6%, and $106.0 million, or 7.6%, respectively, compared to the same period last year.  These declines reflect the above-described reduction in construction activities compared to last year.  Revenue and revenue, net of subcontractor costs, from these activities, which are reported in the RCM segment, declined $50.6 million and $16.7 million, respectively, in the third quarter, and $120.4 million and $58.6 million, respectively, in the first nine months of fiscal 2015 compared to the same periods last year.  Our third quarter and first nine months of fiscal 2015 results also reflect revenue declines caused by foreign exchange rate fluctuations as the U.S. dollar strengthened during the first nine months of fiscal 2015 against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $15.7 million and $14.2 million, respectively, in the third quarter of fiscal 2015, and $48.3 million and $42.9 million, respectively, in the first nine months of fiscal 2015 compared to the same periods in fiscal 2014.

On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment (referred to as “core” results, which for operating income also exclude contingent consideration fair value adjustments) increased 2.1% and decreased 1.4%, respectively, in the third quarter of fiscal 2015 compared to the same period in fiscal 2014. These results reflect increased state and local government and commercial activity in the U.S.  On a combined basis, revenue and revenue, net of subcontractor costs, from these activities increased $21.8 million, or 9.2%, and $7.0 million, or 3.8%, respectively, in the third quarter of fiscal 2015 compared to the prior period, primarily due to increased environmental remediation, infrastructure, and energy-related activities.  These increases were partially offset by a decline in our international activity.  On a constant currency basis, our core international revenue and revenue, net of subcontractor costs, decreased $1.8 million and $7.7 million, respectively, in the third quarter of fiscal 2015 compared to the same period last year, which reflected lower upstream oil and gas and mining results, primarily in Canada.  Our U.S. federal government revenues were also lower compared to the third quarter of last year.

On the same basis as used for the third quarter analysis (on a constant currency basis and excluding RCM), our revenue and revenue, net of subcontractor costs, increased 1.7% and decreased 0.3%, respectively, in the first nine months of fiscal 2015 compared to the same period last year.  These stable results reflect the same trends discussed in our quarter-over-quarter analysis.

The following table reconciles our reported results to core results, which exclude RCM results, contingent consideration adjustments, and the impact of foreign exchange translations:

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)

Revenue	$575,108	$629,502	$(54,394)	(8.6)%	$1,720,927	$1,861,635	$(140,708)	(7.6)%
Foreign exchange	15,726	–	15,726	–	48,304	–	48,304	–
RCM	(16,466)	(67,083)	50,617	–	(69,046)	(189,447)	120,401	–
Core revenue	574,368	562,419	11,949	2.1	1,700,185	1,672,188	27,997	1.7

Revenue, net of subcontractor costs	421,899	458,756	(36,857)	(8.0)	1,291,733	1,397,731	(105,998)	(7.6)
Foreign exchange	14,172	–	14,172	–	42,920	–	42,920	–
RCM	(5,754)	(22,430)	16,676	–	(18,446)	(77,066)	58,620	–
Core revenue, net of subcontractor costs	430,317	436,326	(6,009)	(1.4)	1,316,207	1,320,665	(4,458)	(0.3)

Operating income	40,721	39,167	1,554	4.0	107,732	129,070	(21,338)	(16.5)
Foreign exchange	180	–	180	–	1,547	–	1,547	–
Contingent consideration – fair value adjustment	–	(8,905)	8,905	–	(3,113)	(34,878)	31,765	–
Subtotal	40,901	30,262	10,639	35.2	106,166	94,192	11,974	12.7
RCM	190	5,922	(5,732)	–	3,605	9,323	(5,718)	–
Core operating income	$41,091	$36,184	$4,907	13.6	$109,771	$103,515	$6,256	6.0

Operating income increased $1.6 million and decreased $21.3 million in the third quarter and first nine months of fiscal 2015, respectively, compared to the same periods in fiscal 2014.  These results include reductions in net gains related to changes in the estimated fair value of contingent earn-out liabilities.  Excluding these net gains, operating income increased $10.5 million in both the third quarter and first nine months of fiscal 2015 compared to the same periods last year.  The reduction in losses from the exited construction activities in our RCM segment resulted in increased operating income of $5.7 million in both the third quarter and first nine months of fiscal 2015 compared to the same periods last year.  The remaining $4.8 million increase in operating income in the third quarter of fiscal 2015 compared to the same period last year is primarily due to lower intangible asset amortization of $1.3 million and improved WEI results.  Operating income in our WEI segment increased $3.9 million, or 18.9%, on a quarter-over-quarter basis, primarily resulting from improved profit margins on commercial and state and local government infrastructure projects in the U.S., particularly related to water.

Excluding contingent consideration gains and RCM’s results, operating income also increased $4.8 million on a year-to-date basis.  Combined operating income for WEI and RME increased $1.8 million, or 1.4%, in the first nine months of fiscal 2015 compared to the same period in fiscal 2014 consistent with the increase in revenue.  Amortization of intangible assets was $5.9 million lower in the first nine months of fiscal 2015 compared to the same period last year.  Year-to-date operating income in fiscal 2015 included a non-recurring charge of $3.1 million, included in SG&A expenses in the second quarter related to a legal settlement that partially offset the positive trends in the combined WEI and RME results and intangible asset amortization.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  During the second quarter of fiscal 2015, we recorded a decrease in our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber, which is part of our Oil, Gas & Energy reporting unit in the RME segment.  Our assessment of the Caber contingent earn-out liability included a review of the status of on-going projects in Caber’s backlog, and the inventory of prospective new contract awards.  We also considered the status of the oil and gas industry in Western Canada particularly in light of the recent decline in oil prices.  As a result of this assessment, we concluded that Caber’s operating income in the second year post-acquisition would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015.  We concluded that Caber’s operating income for the second earn-out period, which ended in the first quarter of fiscal 2015, would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.

In the third quarter and first nine months of fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related gains in operating income of $8.9 million and $34.9 million, respectively.  The third quarter fiscal 2014 gain resulted from an updated valuation of the contingent consideration liability for AEG, which is part of our Waste Management Group reporting unit.  The remaining fiscal 2014 gains primarily resulted from updated valuations of the contingent consideration liability for Parkland, which is part of our Oil, Gas & Energy reporting unit.  Both of these reporting units are in our RME segment.

During calendar 2014, which corresponds to AEG’s second earn-out period, adverse weather conditions hindered AEG’s ability to complete its project field work.  As a result, in the third quarter of fiscal 2014, we updated our projection of AEG’s operating income for its second earn-out period.  This assessment included a review of the status of on-going projects in AEG’s backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that AEG’s operating income in the second earn-out period would be significantly lower than our original estimate at the acquisition date, would fall below the minimum operating income threshold, but would still exceed $9.0 million of operating income in order to earn the additional tranche.  As a result, we reduced the contingent earn-out liability, which resulted in a gain of $8.9 million in the third quarter of fiscal 2014.

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

Each time we determined that Caber’s, AEG’s and Parkland’s operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact the reporting unit’s longer term performance or result in a goodwill impairment.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended					Nine Months Ended
	June 28,	June 29,	Change			June 28,	June 29,	Change
	2015	2014	$		%	2015	2014	$		%
	($ in thousands)

Revenue	$242,285	$238,744		$3,541	1.5%	$699,319	$692,051		$7,268	1.1%
Subcontractor costs	(59,939)	(51,502)	(8,437)		16.4	(163,154)	(144,545)	(18,609)		12.9
Revenue, net of subcontractor costs	$182,346	$187,242		$(4,896)	(2.6)	$536,165	$547,506		$(11,341)	(2.1)

Operating income	$24,611	$20,706		$3,905	18.9	$62,231	$61,228		$1,003	1.6

In the third quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, increased $3.5 million, or 1.5%, and decreased $4.9 million, or 2.6%, respectively, compared to the third quarter of last year.  In the first nine months of fiscal 2015, revenue, and revenue, net of subcontractor costs, increased $7.3 million, or 1.1%, and decreased $11.3 million, or 2.1%, respectively, compared to the same period last year.  As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $6.2 million and $6.0 million, respectively, in the third quarter of fiscal 2015, and $16.4 million and $15.2 million, respectively, in the first nine months of fiscal 2015 compared to the same periods last year.  On a constant currency basis, our revenue increased 4.1% and 3.4% in the third quarter and first nine months of fiscal 2015, respectively, compared to the same period last year.  This growth reflects increased revenue from U.S. federal and U.S. state and local government infrastructure projects across a broad range of government agencies.

Operating income increased $3.9 million, or 18.9%, in the third quarter of fiscal 2015 compared to the same period last year. This increase reflects improved utilization and favorable income adjustments upon the completion of several projects during the quarter.  The year-to-date operating income growth rate of 1.6% is consistent with our revenue growth in the first nine months of this year.

Resource Management and Energy

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)
Revenue	$330,686	$347,306	$(16,620)	(4.8)%	$1,004,546	$1,049,466	$(44,920)	(4.3)%
Subcontractor costs	(96,887)	(98,222)	1,335	(1.4)	(267,424)	(276,307)	8,883	(3.2)
Revenue, net of subcontractor costs	$233,799	$249,084	$(15,285)	(6.1)	$737,122	$773,159	$(36,037)	(4.7)

Operating income	$23,596	$24,239	$(643)	(2.7)	$69,067	$68,225	$842	1.2

In the third quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $16.6 million, or 4.8%, and $15.3 million, or 6.1%, respectively, compared to the third quarter of last year.  In the first nine months of fiscal 2015, revenue, and revenue, net of subcontractor costs, decreased $44.9 million, or 4.3%, and $36.0 million, or 4.7%, respectively, compared to the same period of fiscal 2014.  Foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during fiscal 2015 in the amounts of $9.8 million and $8.2 million, respectively, for the third quarter, and $32.6 million and $27.7 million, respectively, for the first nine months compared to the same periods last year.  On a constant currency basis, revenue and revenue, net of subcontractor costs, decreased 2.0% and 2.9%, respectively, in the third quarter of fiscal 2015 compared to the same period last year.  On the same basis, revenue and revenue, net of subcontractor costs, decreased 1.2% and 1.1%, respectively, in the first nine months of fiscal 2015 compared to the first nine months of last year.  These decreases primarily reflect a continued decline in mining revenue, particularly in Canada and Brazil, which is down $12.9 million year-to-date.  Additionally, the decline in oil prices in fiscal 2015 has negatively impacted our upstream oil and gas revenue.

Operating income was relatively flat in the third quarter and first nine months of fiscal 2015 compared to the same periods last year, which primarily reflect improved operating income in our midstream oil and gas operations in Western Canada.  However, these favorable results were partially offset in both the quarterly and year-to-date periods by declines in our other commodity-based activities, including upstream oil and gas services and mining-related activities.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 28,	June 29,	Change		June 28,	June 29,	Change
	2015	2014	$	%	2015	2014	$	%
	($ in thousands)
Revenue	$16,466	$67,083	$(50,617)	(75.5)%	$69,046	$189,447	$(120,401)	(63.6)%
Subcontractor costs	(10,712)	(44,653)	33,941	(76.0)	(50,600)	(112,381)	61,781	(55.0)
Revenue, net of subcontractor costs	$5,754	$22,430	$(16,676)	(74.4)	$18,446	$77,066	$(58,620)	(76.1)

Operating income (loss)	$(190)	$(5,922)	$5,732	(96.8)	$(3,605)	$(9,323)	$5,718	(61.3)

For the third quarter of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $50.6 million and $16.7 million, respectively, compared to the prior-year period.  For the first nine months of fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $120.4 million and $58.6 million, respectively, compared to the prior-year period.  These decreases resulted from our decision to wind-down the RCM construction activities.  Operating income in the third quarter of fiscal 2015 was essentially break-even despite a $2.0 million loss on the settlement of a claim related to a completed U.S. state and local government transportation project.  This loss was offset by a gain on the resolution of an employee benefit liability.  The remaining work performed in this segment will be substantially complete by the end of fiscal 2016.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as described below will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  On November 10, 2014, the Board of Directors also declared a quarterly cash dividend of $0.07 per share that was paid on December 15, 2014 to stockholders of record as of the close of business on November 26, 2014.  On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share that was paid on February 26, 2015 to stockholders of record as of the close of business on February 11, 2015.  On April 27, 2015 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on May 29, 2015 to stockholders of record as of the close of business on May 14, 2015.

Subsequent Event.  On July 27, 2015 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on September 4, 2015 to stockholders of record as of the close of business on August 17, 2015.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed.  We also indefinitely reinvest our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings.  Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt or equity.  If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits.

As of June 28, 2015, cash and cash equivalents were $175.2 million, an increase of $52.8 million compared to the fiscal 2014 year-end.  The increase was due to cash provided by operating activities partially offset by capital expenditures, share repurchases and dividends.

Operating Activities.  For the nine-month period, net cash provided by operating activities was $134.1 million, an increase of $19.8 million compared to the prior-year period.  The increase primarily reflects strong collections on accounts receivable including claims and lower income tax payments, partially offset by increased payments for accounts payable.

Investing Activities.  For the nine-month period, net cash used in investing activities was $22.0 million, an increase of $4.0 million compared to the prior-year period.  The fiscal 2014 investing activities included a $3.9 million payment received on a note for sale of operation in the prior-year period.  Excluding this item, cash used in investing activities in the first nine months of fiscal 2015 was flat compared to the same period last year.

Financing Activities.  For the nine-month period, net cash used in financing activities was $55.6 million, an increase of $20.8 million compared to the prior-year period.  The net cash used resulted primarily from a $49.4 million increase in common stock repurchases, and an $8.9 million increase in dividend payments during the first nine months of fiscal 2015.

Debt Financing.  At March 29, 2015, we had a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (the “Amended Credit Agreement”) that extended the maturity date for the term loan and the revolving credit facility to May 2020.    The Amended Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Amended Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions.  The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings.  The interest rate provisions of the term loan and the revolving credit facility did not materially change.

The Term Loan Facility was fully drawn on May 7, 2013, and had an outstanding principal balance of $194.8 million at May 29, 2015.  The Term Loan Facility is subject to quarterly amortization of principal, with $10.3 million payable in year 1, and $15.4 million payable in years 2 through 5.  The Term Loan may be prepaid at any time without penalty.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly.  The Term Loan Facility is subject to the same interest rate provisions.  The interest rate of the Term Loan Facility at the date of inception was 1.57%.  The Amended Credit Agreement expires on May 29, 2020, or earlier at our discretion upon payment in full of loans and other obligations.

As of June 28, 2015, we had $235.4 million in outstanding borrowings under the Amended Credit Agreement, consisting of $194.8 million under the Term Loan Facility and $40.6 million under the Revolving Credit Facility at a weighted-average interest rate of 1.58% per annum.  In addition, we had $1.3 million in standby letters of credit.  Our average effective weighted-average interest rate on borrowings outstanding at June 28, 2015 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.63%.  At June 28, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $223.8 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $27.6 million, of which $5.6 million was issued in currencies other than the U.S. dollar.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default.  The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 (EBITDA, as defined in the Amended Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).

The Amended Credit Agreement provides for “Permitted Share Repurchases” so that we may, during each fiscal year (beginning with the fiscal year that began on September 29, 2014) make such repurchases in an amount equal to the greater of $125 million or 10% of Consolidated Net Worth at the end of the immediately preceding fiscal year (without any carry forward of unused portions of each basket to subsequent fiscal years) if the Consolidated Leverage Ratio is greater than 2.00 to 1.00.  If the Consolidated Leverage Ratio is less than 2.00 to 1.00, there is no limit on share repurchases.

At June 28, 2015, we were in compliance with these covenants with a consolidated leverage ratio of 1.63x and a consolidated fixed charge coverage ratio of 3.31x.  Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	$4,810	May 29, 2015
July 27, 2015	$0.08	August 17, 2015	–	September 4, 2015

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 28, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

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

Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $7.6 million has been provided in prior years.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At June 28, 2015, we had $1.3 million in standby letters of credit outstanding under our Amended Credit Agreement and $27.6 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At June 28, 2015 we had borrowings outstanding under the Amended Credit Agreement of $235.4 million at a weighted-average interest rate of 1.58% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Amended Credit Facility.  Our average effective interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements, at June 28, 2015 was 2.65%.  For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the third quarter and first nine months of fiscal 2015 and the prior-year periods.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first nine months of fiscal 2015 and 2014, 25.9% and 26.2% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first nine months of fiscal 2015, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction in equity of $56.5 million compared to a reduction in equity of $37.8 million in the first nine months of fiscal 2014.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 28, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General worldwide economic conditions have experienced a downturn due to the reduction of available credit, slower economic activity, concerns about inflation and deflation, volatile energy and commodity costs, decreased consumer confidence and capital spending, adverse business conditions, and, in the United States, the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions.  These conditions make it extremely difficult for our clients and our vendors to accurately forecast and plan future business activities and could cause businesses to slow spending on services, and they have also made it very difficult for us to predict the short-term and long-term impacts on our business.  We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry.  If the economy or markets in which we operate deteriorate from the level experienced in the third quarter of fiscal 2015, our business, financial condition, and results of operations may be materially and adversely affected.

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

In the third quarter of fiscal 2015, we generated 44.7% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the third quarter of fiscal 2015, we generated 50.3% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the third quarter of fiscal 2015, we generated 21.7% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at June 28, 2015 included approximately $53 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of June 28, 2015, our goodwill was $684.9 million and other intangible assets were $49.2 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at June 28, 2015 was $1.9 billion, a decrease of $146.2 million, or 7.3%, compared to the end of fiscal 2014. We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes.  For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims.  In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate.  Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.  We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities.  Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects).  Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time.  In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage.  Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect.  If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 16, “Commitments and Contingencies” of the “Notes to Condensed Consolidated Financial Statements” for more information).

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

Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent.  For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock.  In February 2014, the Board amended this repurchase program to authorize the repurchase of up to $30 million in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014.  Stock repurchases could be made on the open market or in privately negotiated transactions with third parties.  From the inception of this repurchase program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.  On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of June 28, 2015, we repurchased through open market purchases a total of 3.0 million shares at an average price of $25.15, for a total cost of $75.5 million under this new repurchase program.  These shares were repurchased during the period from November 24, 2014 through June 28, 2015.

A summary of the repurchase activity for the nine months ended June 28, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

October 27, 2014 – November 23, 2014	–	$–	–	$200,000,000
November 24, 2014 – December 28, 2014	760,926	26.50	760,926	179,832,548
December 29, 2014 – January 25, 2015	476,900	24.92	476,900	167,948,257
January 26, 2015 – February 22, 2015	944,162	24.16	944,162	145,139,217
February 23, 2015 – March 29, 2015	555,191	24.99	555,191	131,265,390
March 30, 2015 – April 26, 2015	70,486	24.46	70,486	129,541,385
April 27, 2015 – May 24, 2015	88,394	25.99	88,394	127,244,355
May 25, 2015 – June 28, 2015	105,926	25.91	105,926	124,500,005

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

101

The following financial information from our Quarterly Report on Form 10-Q, for the period ended June 28, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2015	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)