Form 10-K
period 2015-09-27
TETRA TECH INC
filed 2015-11-20
CIK 831641

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2015
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

The aggregate market value of the registrant's common stock held by non-affiliates on March 27, 2015, was $1.4 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).

On November 9, 2015, 59,027,058 shares of the registrant's common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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

 PART I

Item 1.    Business

General

              Tetra Tech, Inc. is a leading provider of consulting and engineering services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, and energy. We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, operations and maintenance, and information technology.

              We are a global provider of consulting and engineering services, renowned for our leadership in water-related services for public and private clients. Engineering News-Record ("ENR"), the leading trade journal for our industry, ranks firms by size of revenue. ENR has ranked us the number one water services firm for the past 12 years, most recently in its May 2015 "Top 500 Design Firms" issue. In 2015, Tetra Tech was also ranked number one in water treatment/desalination, water treatment and supply, environmental management, environmental science, consulting studies and solid waste. ENR ranks Tetra Tech among the largest 10 firms in numerous other service lines, including engineering/design, chemical and soil remediation, site assessment and compliance, hazardous waste, industrial processes, and manufacturing.

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

Industry Overview

              We are part of the global consulting and engineering industry that serves public and private clients by addressing their challenges regarding water, the environment, infrastructure, resource management, and energy. Our industry provides clients with the technical studies, planning, engineering, design and construction management services that respond to their needs. The industry's clients vary in size and scope from small local public agencies and private companies to national governments and large multi-national corporations. These clients seek service firms with high-caliber technical expertise, practical experience, multi-disciplinary capabilities and the global reach needed to analyze their problems in order to develop and implement the most appropriate, cost-effective solutions.

              Many government and commercial organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, demand for new infrastructure in emerging economies, and diversification and development of sustainable energy resources. As a global company with a local presence in many areas around the world, we provide the breadth of technical knowledge and capabilities to solve our clients' diverse and challenging problems.

              Our water services support government agencies responsible for managing water supply, wastewater treatment, stormwater management and flood protection. Our water services also support private sector clients that require water supply and treatment for industrial processes. We help our clients develop water supplies and manage water resources, while addressing a wide range of local and national government requirements and policies. We provide essential support for water and site management needs for resource extraction in the oil and gas and mining industries. Our water and environmental markets also include both government and commercial clients that are working to restore contaminated areas and protect and manage future uses. Our infrastructure market includes a broad range of engineering services for water management and conveyance, transportation, public and commercial buildings, and related community needs. Our infrastructure services include mechanical, civil and electrical engineering solutions designed to provide resilient and long-term solutions sensitive to changing climate and development needs, and emerging economies.

              Our resource management services provide support for the safe, sustainable extraction of necessary mineral resources and oil and gas, including a wide range of services to meet water, environment, energy and infrastructure-related needs, sometimes in remote regions of the world. Our energy market consists of both government and commercial clients that seek to develop energy resources, identify energy efficiency enhancements, and support the development of energy transmission and distribution corridors.

              Increasingly, the consulting and engineering industry is being asked to provide integrated solutions in a global marketplace. Large firms such as ours can offer fully integrated services, from high end data collection, to data analytics, to engineering design and implementation. Large firms that offer integrated solutions differentiate themselves from smaller firms that generally offer niche services by providing fully integrated sustainable solutions that provide lasting value to our clients. As a large company with a history of leading with science, we are ideally suited to providing interdisciplinary solutions across our water and related service lines.

              Public policy, demand for resources, infrastructure development challenges, and natural forces constantly shape changes in our industry. Public concern over environmental issues, especially water quality, has been a driving force behind numerous regulations and changes in public policies and practices. Public and private clients are increasingly focused on integrated water management, resilient infrastructure and sustainable energy planning. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are driving concerns over the reliability of water supplies, the need to protect coastal areas, and upgrade flood management in metropolitan areas.

              Energy policies, resource limitations and concern about climate change have encouraged the implementation of energy conservation measures, retrofits to existing structures, upgrades to energy transmission infrastructure, and the development of renewable energy resources. Governments are using international development as a foreign policy tool to help developing nations to overcome numerous challenges, including challenges related to access to potable water, agricultural programs and human health.

The Tetra Tech Strategy

              To continue our successful growth and our competitive position in the markets we serve, we have implemented the following strategy that is integral to our future success. Our approach is to lead with science and provide solutions that are differentiated and of long-lasting benefit to our clients. Our approach encompasses five aspects of differentiation:

              Technical Differentiation.    Since our inception, we have provided innovative consulting and engineering services, with a focus on providing cost-effective solutions for all aspects of water resource management. Adoption of emerging science in the development of practical cost-effective solutions is central to our approach to "lead with science" in the delivery of our services.

              Relationships and Trust.    We have achieved a broad client and contract base by understanding our clients' priorities and demonstrating a long track record of successful performance which results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in over 100 countries, helping government and private sector clients address complex water, environment, energy and related infrastructure needs.

              Institutional Knowledge.    Over our history, we have supported both public and private clients, many for multiple decades of continuous contracts and repeat business. Long-term relationships provide us with institutional knowledge of our clients' programs, past projects and internal resources. Institutional knowledge is often a significant factor in providing competitive proposals and cost-effective solutions tailored to our clients' needs.

              One-of-a-Kind Solutions.    We are often at the leading edge of new challenges where we are providing one-of-a-kind solutions. These might be a new water reuse technology, a unique solution to addressing new regulatory requirements, a new monitoring approach for assessing infrastructure assets or a computer model for real time management of water resources. We are constantly evolving our intellectual property, including a wide range of computer models, analytical software, and environmental treatment approaches and instrumentation, often in collaboration with our forward-thinking clients. Bringing our one-of-a-kind solutions to real world problems is a differentiator in expanding our services and growing our business.

              Smart Solutions/Innovation.    Smart solutions often require taking the same pieces of the puzzle and putting them together in a different way for a better outcome. Complex projects for the public and private sector, at the leading edge of policy and technology development, often require innovative solutions that combine multiple aspects of our interdisciplinary capabilities, technical resources and institutional knowledge.

              Our strategy leverages our five differentiators to both grow our existing business and expand into new business areas. To support our growth plans, we actively attract, recruit and retain key hires. Our combination of high-end science and consulting with practical applications provides challenging and rewarding opportunities for our employees, thereby enhancing our ability to recruit and retain top quality talent. Our internal networking programs, leadership training, entrepreneurial environment, focus on technical excellence and global project portfolio help to attract and retain highly qualified individuals.

              We also maintain a strong emphasis on project management at all levels of the organization. Our client-focused project management is supported by strong fiscal management and financial tools. We take a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.

              Our strategic growth plans are augmented by our selective investment in acquisitions aligned with our business. Acquisitions add specialized skills and staff in emerging growth markets, and augment plans to broaden our service offerings, add contract capacity and extend our geographic presence. Our experience in acquisitions strengthens our ability to integrate and rapidly leverage the resources of the acquired companies post-acquisition.

Reportable Segments

              In fiscal 2015, we managed our continuing operations under two reportable segments. We report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in the Water, Environment and Infrastructure ("WEI") reportable segment. Our Resource Management and Energy ("RME") reportable segment includes our oil and gas, energy, waste management, remediation, utilities and international development services. In addition, we report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2015	2014	2013
WEI	40.8%	38.1%	36.8%
RME	58.4	56.7	53.2
RCM	3.8	8.9	11.7
Inter-segment elimination	(3.0)	(3.7)	(1.7)

	100.0%	100.0%	100.0%

              For additional information regarding our reportable segments, see Note 19, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, "Risk Factors" of this report.

Water, Environment and Infrastructure (WEI)

              WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies. WEI supports both public and private clients including federal, state/provincial and local governments, and global and local commercial and industrial clients. The primary markets for WEI's services include water resources analysis and water management, environmental restoration, government consulting, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and regional and local development. WEI's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

              In a resource-constrained world, our experts assist clients in identifying, reducing and strategically optimizing their water management and environmental footprint with sustainable solutions that mitigate regulatory impacts, institute operational efficiencies, manage assets, provide new business opportunities and promote corporate responsibility. Our services support our clients' efforts to become sustainable by "greening" infrastructure, implementing energy efficiency and resource conservation, using alternative sources of energy, capturing and sequestering carbon, providing emergency preparedness and response support, and improving water and land resource management. We also provide climate change and strategic management consulting, project implementation, and greenhouse gas inventory assessment, certification, reduction and management services.

              Our services include the following:

  •
  Providing water-related services world-wide including: master planning; data analysis and surface and groundwater modeling, particularly in the areas of water resources, watershed management, climate adaptation analysis; drought mitigation and water supply development; and flood mitigation and management.

  •
  Providing smart water management solutions that integrate water modeling, instrumentation and real-time controls to create flexible water systems that respond to changing conditions, optimize use of infrastructure, and provide clients with the ability to more efficiently monitor and manage their water infrastructure.

  •
  Providing consulting and engineering design services that are applied to numerous aspects of water quality and quantity management, including major water and wastewater treatment plants, combined sewer storage and separation, water reuse programs, regional stormwater management and green infrastructure design, and drainage and flood control; supporting master planning, permitting, design, and construction of water-related redevelopment projects, and parks and river corridor restoration projects; and providing water supply, water treatment and water reuse services.

  •
  Offering plant engineering services for commercial and industrial clients; helping to renovate, upgrade and modernize industrial water supplies, and address water treatment and water reuse needs; and providing plant engineering, project execution and program management services for industrial water treatment projects throughout the world.

  •
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

  •
  Providing engineering, architecture, construction management and technical services for transportation projects, including roadway monitoring and asset management services, collecting condition data, optimizing upgrades and long-term planning for expansion; providing multi-model design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing solutions to repair, replace and upgrade older transportation infrastructure.

  •
  Providing infrastructure services in extreme and remote areas by using specialized techniques that are adapted to local resources, while minimizing environmental impacts, and considering potential climate change impacts. These include providing consulting and construction services to owners of transportation, natural resources, energy and community infrastructure in the Arctic and areas of permafrost around the globe.

  •
  Providing planning, architectural and engineering services for U.S. federal, state and local government, and commercial facilities and related infrastructure needs including military housing, and educational, institutional, corporate headquarters, healthcare, and research facilities; providing civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for buildings and surrounding developments around the world; and providing engineering and construction management projects for a wide range of clients with specialized needs such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

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

Resource Management and Energy (RME)

              RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs. RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies. The primary markets for RME's services include natural resources, energy, remediation, waste management, utilities and international development. RME's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance. RME supports engineering, procurement and construction management ("EPCM") for full service implementation of commercial projects.

              Our services include the following:

  •
  Supporting oil and gas clients across North America in the upstream, midstream and downstream market sectors. Our services include environmental permitting support, siting studies, strategic planning and analyses, design of well pads and surface impoundments for drilling sites, water management for exploration activities, design of midstream pipelines and associated pumping stations and storage facilities, construction monitoring, design and construction management for downstream sustaining capital projects, biological and cultural assessments, site investigations and hazardous waste site remediation.

  •
  Providing a full range of services to electric power utilities and independent power producers worldwide, ranging from macro-level planning, management, and advisory services to project-specific environmental, engineering and construction management services. For utilities and governmental agencies regulating power, services include policy and regulatory development, utility management and privatization, power asset evaluation and management, and transaction support services. For energy developers and owners of renewable and conventional power generation facilities, as well as transmission and distribution assets, services include environmental, engineering, procurement, and operations and maintenance services for all project phases.

  •
  Providing international development services to many donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth; planning, designing, implementing, researching, and monitoring projects in the areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships; building capacity and strengthening institutions in areas such as global health, energy sector reform, utility management, food security and local governance.

  •
  Offering a wide range of consulting and engineering services for solid waste management, including landfill design and management, throughout the United States and Canada; providing design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, oil and gas containment, mining, utilities, aquaculture and other industrial clients; designing and installing geosynthetic liners for large lining and capping projects, as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.

  •
  Providing environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, including the identification, evaluation and destruction of unexploded ordinance ("UXO"), both domestically and internationally. Under the U.S. federal government's Base Realignment and Closure ("BRAC") Act, helping to remediate and restore facilities at military locations in the United States and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use.

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

Project Examples

              The following table presents brief examples of projects in our ongoing operations during fiscal 2015:

Segment	Representative Projects
WEI

•

Assisting the U.S. Environmental Protection Agency ("EPA") Office of Wastewater Management. Supporting EPA's outreach and technical assistance efforts to increase awareness of the function and benefits of green infrastructure, including technical assistance to over 30 municipal governments in planning, designing and implementing a spectrum of practical and cost-effective green infrastructure practices.

•

Providing technical, analytical and programmatic support under the EPA's Brownfields and Land Revitalization Program to promote the assessment, cleanup and revitalization of properties affected by the presence or potential presence of hazardous substances, pollutants and other contaminants.

•

Providing support to EPA's Climate Change Division to reduce emissions of methane, a potent greenhouse gas and potential source of clean energy. Supporting EPA's Natural Gas STAR and AgStar programs.

• Providing innovative solutions for stormwater capture and water quality management for green infrastructure design and modeling services for City of Los Angeles and Los Angeles County, California.
• Providing engineering design and environmental management services to the U.S. Army Corps of Engineers ("USACE") for the Port of Miami channel deepening environmental mitigation program.

•

Providing smart water solutions using real time control ("RTC") systems, to reduce overflows, maximize use of retention in the system, and improve operational efficiency, in the City of Edmonton, Alberta, Canada.

•

Providing engineering services to the City of Clearwater, Florida for demonstration testing of the first potable water reuse project in Florida using a combination of innovative groundwater recharge and treatment.

•

Supporting DeKalb County, Georgia in the implementation of a 54 million gallon per day Snapfinger Creek Advanced Wastewater Treatment Plan Expansion, which will be the largest membrane bioreactor facility in the United States upon start-up.

•

Program management for the City of Detroit for broad implementation of community-based stormwater management and green infrastructure effectively combining city revitalization initiatives and reduction of overflows.

• Providing master planning services to Miami-Dade County, Florida in smart, energy efficient and resilient water infrastructure solutions for the most populous county in Florida.

Segment	Representative Projects
• Providing transportation planning, data collection and design services for the Province of Alberta, Canada; with specialized expertise in arctic region infrastructure.
• Providing energy efficiency, "net zero" project development and asset management services for the U.S. military, including the Army, Navy and Air Force.

•

Providing energy, environmental assessment and studies to mitigate military operations impacts to sensitive flora and fauna at U.S. bases, such as the endangered desert tortoise on a Marine Corps base.

• Providing master planning and engineering design services to USACE on U.S. bases and in international facilities through multiple district and program specific contracts.

•

Providing emergency preparedness and planning services for multiple state and local agencies, especially in coastal regions, such as recovery from wildfires in California, flooding in Texas and South Carolina, and infrastructure recovery services in New York and New Jersey due to Superstorm Sandy.

RME

•

Performing design-build services for a coal ash leachate pond closure/conversion and a groundwater cut-off wall project for the Orlando Utilities Commission. We also provided the geotechnical, hydrological and ecological evaluations; and prepared the engineering design and detailed construction drawings.

• Developing and implementing the EPA's Coal Combustion Residuals Rule Compliance Support Program for a coal-fired power plant in Pennsylvania.

•

Working with the U.S. Agency for International Development ("USAID") to implement a number of key projects. These include public-private partnerships for electric generation and distribution of energy to poor and developing countries in Africa; supporting the empowerment of women for increased gender diversity and engagement in partnership with USAID and the Government of Afghanistan; and providing technical leadership for strategies to confront global climate change impacts and strengthen resilience to withstand extreme weather events through such initiatives as the USAID-funded programs in Southeast Asia and West Africa.

•

Providing constraints analyses, siting studies, marine geophysical surveys, submarine cable routing analyses, specialty marine impact studies, permitting services, biological and cultural resources surveys, construction compliance, and support for offshore energy projects, including the first offshore windfarm in the United States off the coast of Block Island, Rhode Island.

•

Providing engineering, detailed design and construction monitoring for multiple oil and gas midstream pipeline companies; performing in-plant engineering and sustaining capital projects work at downstream refineries; building a specialty insulated pipeline for the transport of hot bitumen in Alberta, Canada; and preparing the Federal Energy Regulatory Commission environmental permitting for the Mountain Valley gas pipeline project.

Segment	Representative Projects

•

Providing landfill permitting and engineering for various cities, counties and private companies; providing strategic planning support to the counties of Los Angeles and Orange in the evaluation and implementation of innovative waste conversion technologies; and supporting the Ocean County Landfill Corporation in Manchester, New Jersey by providing permitting, engineering design, monitoring, compliance and consulting services.

•

Providing design and construction management services for the hydropower industry with Hydro-Quebec, BC Hydro and Manitoba Hydro; providing electrical engineering for transmission and distribution; and providing plumbing design for an energy efficient building campus in Houston.

•

Providing turn-key design, construction, dredging and treatment services for the Lower Fox River remediation and clean-up project; providing closure, decontamination and demolition services for mines in Nevada and New Mexico; and providing environmental remedial actions for several U.S. Department of Defense ("DoD") agencies.

Clients

              We provide services to a diverse base of international, U.S. commercial, U.S. federal, and U.S. state and local government clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2015	2014	2013
International (1)	24.6%	25.9%	26.7%
U.S. commercial	32.0	28.7	26.5
U.S. federal government (2)	30.9	31.1	31.8
U.S. state and local government	12.5	14.3	15.0

	100.0%	100.0%	100.0%

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

              U.S. federal government agencies are significant clients. The DoD accounted for 10.4%, 11.7% and 12.1% of our revenue in fiscal 2015, 2014 and 2013, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. In Canada, we work for several provinces and a variety of local jurisdictions. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2015.

Contracts

              Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2015	2014	2013
Fixed-price	35.4%	45.3%	42.9%
Time-and-materials	45.8	36.3	39.2
Cost-plus	18.8	18.4	17.9

	100.0%	100.0%	100.0%

              Our clients select the type of contract we enter into for a particular engagement. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.

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

Marketing and Business Development

              Our corporate management team establishes the scope and range of services we provide and our overall business strategy. Our on-going strategic planning defines and guides our investment in marketing and business development to leverage our differentiators and target priority programs and growth markets. Our centralized business development support group develops corporate marketing materials, conducts market research, and manages promotional and professional activities, including appearances at trade shows, direct mailings, advertising and public relations.

              Business development activities are implemented by our technical and professional management staff throughout the company. We believe that these personnel have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations, and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on current technical topics. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal technical and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies through to construction management and operations. Our information technology systems provide the support for a variety of data needs including skills search tools, business development tracking and collaboration.

              For our major focus areas, consistent with our strategic plan, we have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids, and help us build interdisciplinary teams and provide innovative solutions for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position us for future procurements and emerging programs.

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

Acquisitions and Divestitures

              Acquisitions.    We continuously evaluate the marketplace for strategic acquisition opportunities. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. During our evaluation, we examine the effect an acquisition may have on our long-range business strategy and results of operations. Generally, we proceed with an acquisition if we believe that it would have a positive effect on future operations and could strategically expand our service offerings. As successful integration and implementation are essential to achieving favorable results, no assurance can be given that any acquisition will provide accretive results.

              Our strategy is to position ourselves to address existing and emerging markets. We view acquisitions as a key component of our growth strategy, and we intend to use cash, debt or securities, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flow. All acquisitions require the approval of our Board of Directors.

              For detailed information regarding acquisitions, see Note 5, "Mergers and Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.

              Divestitures.    To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in fiscal 2015 or 2014.

Competition

              The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.

              We perform a broad spectrum of consulting, engineering and technical services across our reportable segments. Our client base includes U.S. federal government agencies such as the DoD, USAID, the U.S. Department of Energy ("DOE"), EPA and the Federal Aviation Administration; U.S. state and local government agencies; provincial and local government agencies in Canada; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in a given market, price becomes an increasingly important factor.

              We believe that our principal competitors include the following firms, in alphabetical order: AECOM Technology Corporation; AMEC Foster Wheeler; Arcadis NV; Black & Veatch Corporation; Brown & Caldwell; CDM Smith Inc.; CH2M HILL Companies, Ltd.; Chemonics International, Inc.; GHD; ICF International, Inc.; Jacobs Engineering Group Inc.; Leidos, Inc., MWH Global, Inc.; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; Weston Solutions, Inc.; Willbros Group, Inc.; and WSP Global Inc.

Backlog

              We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2015 will be recognized as revenue in fiscal 2016, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

              At fiscal 2015 year-end, our backlog was $1.9 billion, a decrease of $109.6 million, or 5.4%, compared to fiscal 2014 year-end. Approximately $800 million and $1.0 billion of our backlog at the end of fiscal 2015 related to WEI and RME, respectively. The overall decrease in our backlog was due to the wind-down of non-core construction projects in RCM and foreign currency translation. On a constant currency basis and excluding RCM, our backlog grew 4.0% in fiscal 2015 compared to the end of fiscal 2014.

Regulations

              We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by specific government agencies with which we conduct business.

              Environmental.    A significant portion of our business involves planning, design, program management and construction management of pollution control facilities, as well as assessment and management of remediation activities at hazardous waste sites, U.S. Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials, including weapons stockpiles. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.

              Some environmental laws, such as the Superfund law in the United States and similar state, provincial and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills, and events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill, resulting in lawsuits that expose us to liability that may result in substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury, or the cessation of remediation activities.

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

Seasonality

              We experience seasonal trends in our business. Our revenue and operating income are typically lower in the first quarter of our fiscal year, primarily due to the Thanksgiving (in the U.S.), Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.

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

Employees

              At fiscal 2015 year-end, we had approximately 13,000 staff. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

Executive Officers of the Registrant

              The following table shows the name, age and position of each of our executive officers at November 20, 2015:

Name	Age	Position
Dan L. Batrack	57	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	51	Executive Vice President, Chief Financial Officer

Mr. Burdick has served as our Executive Vice President, Chief Financial Officer since April 2011. He served as our Senior Vice President and Corporate Controller from January 2004 to March 2011. Mr. Burdick joined us in April 2003 as Vice President, Management Audit. Previously, Mr. Burdick served in financial executive management roles in private industry and with Ernst & Young LLP. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Leslie L. Shoemaker	58	Executive Vice President and President of Water, Environment and Infrastructure

Dr. Shoemaker was named President of WEI in April 2015. Dr. Shoemaker joined us in 1991, and has previously served in various management capacities, including project and program manager, water resources manager and infrastructure group president. From 2005 to 2015, she led our strategic planning, business development and company-wide collaboration programs. Her technical expertise is in the management of large-scale watershed and master planning studies, development of modeling tools and application of optimization tools for decision making. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Name	Age	Position
Ronald J. Chu	58	Executive Vice President and President of Resource Management and Energy

Mr. Chu has served as the President of RME since June 2007. He has more than 16 years of experience with us, and has served in various technical and management capacities, including project and program manager, office manager, regional manager and Chief Operating Officer of the predecessor to RME. Mr. Chu was named a Vice President in 2001, and has served as president of several subsidiary companies during his tenure with us. He began his career as a civil/sanitary engineer in 1981 and entered the environmental consulting field in 1984. His career has included management of major assessment, engineering and remediation programs for major oil and gas companies, Fortune 100 manufacturers, energy suppliers, and government agencies. Mr. Chu is a registered professional engineer in several states and has authored numerous technical articles. He holds a B.S. in Civil Engineering from Northeastern University and an M.S. in Environmental Engineering from the University of Southern California.

William R. Brownlie	62	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

Dr. Brownlie was named Senior Vice President and Chief Engineer in September 2009, and Corporate Risk Management Officer in November 2013. From December 2005 to September 2009, he served as a Group President. Dr. Brownlie joined our predecessor in 1981 and was named a Senior Vice President in December 1993. Dr. Brownlie has managed various operating units and programs focusing on water resources and environmental services, including work with USACE, the USAF, U.S. Bureau of Reclamation and DOE. He is a registered professional engineer and has a strong technical background in water resources. Dr. Brownlie holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Richard A. Lemmon	56	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Janis B. Salin	62	Senior Vice President, General Counsel and Secretary

Ms. Salin joined us in February 2002. For the prior 18 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie in Los Angeles, and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Name	Age	Position
Craig L. Christensen	62	Senior Vice President, Chief Information Officer

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

Kevin P. McDonald	56	Senior Vice President, Corporate Human Resources

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

Brian N. Carter	48	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Carter joined Tetra Tech as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. He previously served as Vice President of Finance and Administration for Wedbush, Inc., a privately held financial services holding company, from September 2009 to June 2011. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

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

Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability.

              The last several years have been periodically marked by concerns including but not limited to decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts and/or difficulty in collection of our accounts receivable. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Accordingly, if worldwide political and economic uncertainties continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

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

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, or client spending declines further, then our revenue, profits and financial condition may deteriorate.

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

We derive revenue from companies in the mining industry, which is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of prices for commodities. If economic growth slows or global demand for commodities declines further, then our revenue, profits and financial condition may deteriorate.

              The businesses of our global mining clients are, to varying degrees, cyclical and have experienced declines over the last two years due to lower global growth expectations and the associated decline in market prices. For example, depending on the market prices of uranium, precious metals, aluminum, copper, iron ore, and potash, our mining company clients may cancel or curtail their mining projects, which could result in a corresponding decline in the demand for our services among these clients. Accordingly, the cyclical nature of the mining industry could have a material adverse effect on our business, operating results or financial condition. As an example, in the fourth quarter of fiscal 2015, the mining sector continued to contract in response to lower global growth expectations driven in large part by China's actual and projected slower economic growth. Consistent with this trend, our mining customers continued their curtailment of capital spending for new mining projects. As a result, we experienced a 25% decline in our global mining revenue in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014. As a result of this financial performance, and our revised forecasts beyond fiscal 2015, we wrote-off all of our mining-related goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.

Demand for our oil and gas services fluctuates and a decline in demand could adversely affect our revenue, profits and financial condition.

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

  •
  federal, state, provincial and local regulation of oilfield activities;

  •
  environmental concerns regarding the methods our customers use to produce hydrocarbons;

  •
  the availability of water resources and the cost of disposal and recycling services; and

  •
  seasonal limitations on access to work locations.

              Anticipated future prices for natural gas and crude oil are a primary factor affecting spending by our customers. Lower prices or volatility in prices for oil and natural gas typically decrease spending, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. In addition, the reduced spending in the development of the Canadian oil sands could be further adversely affected by the denial of the proposed Keystone XL pipeline project application by the U.S. federal government. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control, contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

              In fiscal 2015, we generated 43.4% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

  •
  unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;

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

              In fiscal 2015, we generated 51.4% of our revenue from U.S. and foreign commercial clients. Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients. To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

              Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

              In fiscal 2015, we generated 24.6% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

              We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at September 27, 2015 included approximately $53 million related to such claims.

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

              Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of September 27, 2015, our goodwill was $601.4 million and other intangible assets were $40.3 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

              Our backlog at September 27, 2015 was $1.9 billion, a decrease of $109.6 million, or 5.4%, compared to the end of fiscal 2014. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

              We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers' compensation and employer's liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor's pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a "claims-made" basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition (see Note 18, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" for more information).

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

              Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines, civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

Item 1B.    Unresolved Staff Comments

              None.

Item 2.    Properties

              At fiscal 2015 year-end, we owned three facilities located in the United States and leased approximately 300 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2024. We also have some month-to-month leases. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.

              The following table summarizes our ten most significant leased properties by location based on annual rental expenses:

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	WEI
Bellevue, WA	Office Building	WEI
Fairfax, VA	Office Building	WEI
Pittsburgh, PA	Office Building	WEI
Calgary, AB, Canada	Office Building	WEI / RME
Morris Plains, NJ	Office Building	WEI / RME
New York, NY	Office Building	WEI / RME
Vancouver, BC, Canada	Office Building	WEI / RME
Montréal, QC, Canada	Office Building	RME

Item 3.    Legal Proceedings

              For a description of our material pending legal and regulatory proceedings and settlements, see Note 18, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included in Item 8.

Item 4.    Mine Safety Disclosures

              Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires domestic mine operators to disclose violations and orders issued under the Mine Act by the U.S. Mine Safety and Health Administration. We do not act as the owner of any mines, but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

              Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,555 stockholders of record at November 9, 2015. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal 2015
First quarter	$27.84	$23.68
Second quarter	27.25	22.98
Third quarter	27.48	23.87
Fourth quarter	27.52	24.12
Fiscal 2014
First quarter	$30.00	$23.85
Second quarter	30.92	27.37
Third quarter	29.99	25.23
Fourth quarter	28.27	22.96

Dividends

              During fiscal 2015, we declared and paid dividends totaling $0.30 per share ($0.07 for the first and second quarters and $0.08 for the third and fourth quarters) of our common stock. In fiscal 2014, we paid dividends for the third and fourth quarters totaling $0.14 per share ($0.07 each quarter) of our common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on available cash, estimated cash needs, earnings, and capital requirements, as well as limitations in our long-term debt agreements. On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.

Stock-Based Compensation

              For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.

Performance Graph

              The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index, the S&P 1500 SuperComposite Engineering and Construction Index, and our Former Peer Group Index (as defined below). The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 26, 2010, and that all dividends have been reinvested. During fiscal 2015, we declared and paid dividends during the first and second quarters totaling $0.14 per share ($0.07 each quarter) of our common stock and paid dividends during the third and fourth quarters totaling $0.16 per share ($0.08 each quarter) of our common stock. We did not pay any dividends prior to fiscal 2014. Our self-constructed Peer Group Index is the S&P 1500 SuperComposite Engineering and Construction Index. Given the consolidation of our industry, only three peers remain publicly traded in our Former Peer Group Index (AECOM Technology Corporation, Jacobs Engineering and Willbros Group, Inc.) and, as such, we updated our peer group to the S&P 1500 SuperComposite Engineering and Construction Index as a more representative measure of our performance versus our peers. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN

	2010	2011	2012	2013	2014	2015
Tetra Tech, Inc.	100.00	88.44	123.93	122.61	119.57	119.60
NASDAQ Market Index	100.00	102.87	134.27	165.28	199.61	209.70
S&P 1500 E&C Index	100.00	85.22	110.85	143.44	141.02	113.95
Former Peer Group Index	100.00	77.16	95.32	138.48	129.22	94.44

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

Stock Repurchase Program

              In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock. In February 2014, the Board amended this repurchase program to authorize the repurchase of up to $30 million in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014. Stock repurchases could be made on the open market or in privately negotiated transactions with third parties. From the inception of this repurchase program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million. On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years. As of September 27,

2015, we repurchased through open market purchases a total of 4.0 million shares at an average price of $25.36, for a total cost of $100.5 million under this new repurchase program. These shares were repurchased during the period from November 24, 2014 through September 27, 2015. A summary of the repurchase activity for the 12 months ended September 27, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

October 27, 2014 – November 23, 2014	–	–	–	$200,000,000
November 24, 2014 – December 28, 2014	760,926	$26.50	760,926	179,832,548
December 29, 2014 – January 25, 2015	476,900	24.92	476,900	167,948,257
January 26, 2015 – February 22, 2015	944,162	24.16	944,162	145,139,217
February 23, 2015 – March 29, 2015	555,191	24.99	555,191	131,265,390
March 30, 2015 – April 26, 2015	70,486	24.46	70,486	129,541,385
April 27, 2015 – May 24, 2015	88,394	25.99	88,394	127,244,355
May 25, 2015 – June 28, 2015	105,926	25.91	105,926	124,500,005
June 29, 2015 – July 26, 2015	–	–	–	124,500,005
July 27, 2015 – August 23, 2015	315,189	26.83	315,189	116,042,830
August 24, 2015 – September 27, 2015	645,822	25.62	645,822	99,500,010

Item 6.    Selected Financial Data

              The following selected financial data was derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this report.

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	September 30, 2012	October 2, 2011
Statements of Operations Data	(in thousands, except per share data)
Revenue	$2,299,321	$2,483,814	$2,613,755	$2,711,075	$2,573,144
Operating income	87,684	153,833	20,218	166,367	146,422
Net income (loss) attributable to Tetra Tech	39,074	108,266	(2,141)	104,380	90,039
Diluted net income (loss) attributable to Tetra Tech per share	0.64	1.66	(0.03)	1.63	1.43
Cash dividends paid per share	0.30	0.14	–	–	–
Balance Sheet Data
Total assets	$1,559,242	$1,776,404	$1,799,092	$1,671,030	$1,593,988
Long-term debt, net of current portion	180,972	192,842	203,438	81,047	144,868
Tetra Tech stockholders' equity	856,325	1,012,079	997,763	1,018,970	854,725

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

              General.    In fiscal 2015, our revenue declined 7.4% compared to fiscal 2014. This decline primarily reflects a reduction in construction activities compared to last year, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets. In addition, this decline resulted from adverse foreign exchange rate fluctuations as the U.S. dollar strengthened during fiscal 2015 against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar. On a constant currency basis, the combined revenue from our WEI and RME segments increased 0.9% compared to fiscal 2014.

              International.    Our international business decreased 12.2% in fiscal 2015 compared to last year primarily due to foreign exchange rate fluctuations. Excluding the impact of foreign exchange, our international business declined 1.2% compared to the prior year. This trend reflects a reduction in upstream oil and gas revenue due to lower oil prices and continued weakness in our mining operations, particularly in Canada and Brazil. However, growth in our midstream oil and gas activities in Western Canada substantially offset these declines. We anticipate stable international revenue in fiscal 2016 on a constant currency basis. However, if commodity prices continue to remain low or decrease further, our international business would likely be negatively impacted.

              U.S. Commercial.    Our U.S. commercial business increased 3.3% in fiscal 2015 compared to fiscal 2014. This increase occurred despite the reduction in construction activities compared to the prior year. Excluding these activities, which are reported in the RCM segment, our U.S. commercial revenue increased 8.4% in fiscal 2015 compared to last year. This growth primarily reflects increased environmental remediation and energy-related activities. We expect our U.S. commercial revenue to continue to show year-over-year improvement in fiscal 2016.

              U.S. Federal Government.    Our U.S. federal government business declined 8.1% in fiscal 2015 compared to the prior year. The aforementioned reduction in RCM construction activities compared to last year contributed to this decline. Excluding these activities, our U.S. federal government revenue decreased 6.5% in fiscal 2015 compared to fiscal 2014. Additionally, we experienced reduced activity on projects for the DoD, which more than offset broad-based increases in revenues from civilian federal projects. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. Although we remain cautious, we expect our U.S. federal revenue to be stable during fiscal 2016, excluding the RCM segment.

              U.S. State and Local Government.    Our U.S. state and local government business decreased 18.8% in fiscal 2015 compared to fiscal 2014. The decline resulted from the aforementioned reduction in certain construction activities, especially those related to state transportation projects. Excluding these activities, our U.S. state and local government revenue increased 9.4% in fiscal 2015 compared to the prior-year. Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. As a result, we experienced broad-based growth in U.S. state and local government infrastructure project-related revenue over the last two years. We expect our U.S. state and local government business to continue to show growth during fiscal 2016, excluding the RCM segment.

RESULTS OF OPERATIONS

Fiscal 2015 Compared to Fiscal 2014

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 27, 2015	September 28, 2014
			$	%
	($ in thousands)
Revenue	$2,299,321	$2,483,814	$(184,493)	(7.4)%
Subcontractor costs	(580,606)	(623,896)	43,290	6.9

Revenue, net of subcontractor costs (1)	1,718,715	1,859,918	(141,203)	(7.6)
Other costs of revenue	(1,402,925)	(1,577,481)	174,556	11.1
Selling, general and administrative expenses	(170,456)	(187,298)	16,842	9.0
Contingent consideration – fair value adjustments	3,113	58,694	(55,581)	94.7
Impairment of goodwill and other intangible assets	(60,763)	–	(60,763)	(100.0)

Operating income	87,684	153,833	(66,149)	(43.0)
Interest expense – net	(7,363)	(9,490)	2,127	22.4

Income before income tax expense	80,321	144,343	(64,022)	(44.4)
Income tax expense	(41,093)	(35,668)	(5,425)	(15.2)

Net income including noncontrolling interests	39,228	108,675	(69,447)	(63.9)
Net income attributable to noncontrolling interests	(154)	(409)	255	62.3

Net income attributable to Tetra Tech	$39,074	$108,266	$(69,192)	(63.9)

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

              In fiscal 2015, revenue and revenue, net of subcontractor costs, decreased $184.5 million, or 7.4%, and $141.2 million, or 7.6%, respectively, compared to last year. These declines reflect the above-described reduction in construction activities compared to fiscal 2014 and the fluctuation in foreign exchange rates. Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $134.5 million and $56.2 million, respectively, in fiscal 2015 compared to last year. Revenue declines caused by foreign exchange rate fluctuations resulted from a stronger U.S. dollar during fiscal 2015 versus most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar. These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $71.2 million and $64.4 million, respectively, in fiscal 2015 compared to fiscal 2014.

              On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment (referred to as "ongoing" results) increased 0.9% and decreased 1.2%, respectively, in fiscal 2015 compared to fiscal 2014. These results reflect increased state and local government and commercial activity in our ongoing U.S. operations. On a combined basis, revenue and revenue, net of subcontractor costs, from these activities increased $78.3 million, or 8.6%, and $29.4 million, or 4.1%, respectively, in fiscal 2015 compared to the prior year, primarily due to increased environmental remediation, infrastructure, and energy-related activities. These increases were offset by a decline in our U.S. federal activity. Our ongoing U.S. federal revenue and revenue, net of subcontractor costs, decreased $46.4 million and $43.8 million, respectively, in fiscal 2015 compared to last year, which primarily reflected less work for the DoD.

              The following table reconciles our reported results to ongoing results, which exclude RCM results, purchase accounting adjustments, and the impact of foreign exchange translation:

	Fiscal Year Ended
			Change
	September 27, 2015	September 28, 2014
			$	%
	($ in thousands)
Revenue	$2,299,321	$2,483,814	$(184,493)	(7.4)%
Foreign exchange	71,227	–	71,227	–
RCM	(86,575)	(221,109)	134,534	–

Ongoing revenue	2,283,973	2,262,705	21,268	0.9

Revenue, net of subcontractor cost	1,718,715	1,859,918	(141,203)	(7.6)
Foreign exchange	64,421	–	64,421	–
RCM	(23,275)	(79,498)	56,223	–

Ongoing revenue, net of subcontractor costs	1,759,861	1,780,420	(20,559)	(1.2)

Operating income	87,684	153,833	(66,149)	(43.0)
Foreign exchange	3,122	–	3,122	–
Contingent consideration – fair value adjustment	(3,113)	(58,694)	55,581	–
Impairment of goodwill and other intangible assets	60,763	–	60,763	–

Subtotal	148,456	95,139	53,317	56.0
RCM	8,614	45,151	(36,537)	–

Ongoing operating income	$157,070	$140,290	$16,780	12.0

              Our operating income decreased to $87.7 million in fiscal 2015 from $153.8 million last year. This decline reflects the reduction in net gains related to changes in the estimated fair value of contingent earn-out liabilities. In addition, we recognized a non-cash goodwill and other intangible asset charge of $60.8 million in the fourth quarter of fiscal 2015 related to our Global Mining Practice ("GMP") reporting unit. These items are described below under "Fiscal 2015 and 2014 Goodwill and Earn-Out Adjustments." The loss from the exited construction activities in our RCM segment was $8.6 million in fiscal 2015 compared to $45.2 million last year. The fiscal 2014 RCM results included project-related charges that are described below under "Fiscal 2014 Project-Related Charges." Additionally, the aforementioned year-over-year foreign exchange rate fluctuations reduced operating income by $3.1 million in fiscal 2015 compared to fiscal 2014. Excluding these non-operating items, ongoing operating income increased $16.8 million, or 12.0%, compared to last year.

              The increase in ongoing operating income was primarily due to improved results in our RME segment. On a constant currency basis, operating income in RME increased $10.9 million, or 12.9%, in fiscal 2015 compared to last year. This increase was primarily driven by improved results in our midstream oil and gas operations, particularly in Western Canada. In addition, lower intangible asset amortization of $5.6 million, on a constant currency basis, contributed to the higher year-over-year ongoing operating income.

              In fiscal 2015, we recorded income tax expense of $41.1 million, representing an effective tax rate of 51.2%. This tax rate is higher than the expected statutory tax rate primarily due to the $60.8 million goodwill and intangible assets impairment charge most of which was not tax deductible. In fiscal 2014, we recorded income tax expense of $35.7 million, representing an effective tax rate of 24.7%, which was lower than the expected rate due to the impact of gains from changes to contingent consideration liabilities, most of which were not taxable. Excluding these items in both years, our effective tax rate was 32.3% in fiscal 2015 compared to 36.2% in fiscal 2014. During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law. This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2014 through December 31, 2014. Our income tax expense for fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these credits. The remainder of the decline in the effective tax rate was primarily due to a higher proportion of operating income from international operations, in fiscal 2015 compared to fiscal 2014, which have lower tax rates than the U.S.

Fiscal 2015 and 2014 Goodwill and Earn-Out Adjustments

              In both fiscal 2015 and 2014, our operating income included significant non-cash adjustments related to purchase accounting. In the fourth quarter of fiscal 2015, we recognized a non-cash goodwill and other intangible assets impairment charge of $60.8 million related to our GMP reporting unit in the RME segment. During fiscal years 2015 and 2014, we also recognized net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $3.1 million and $58.7 million, respectively. The fiscal 2015 gain resulted from an updated valuation of the contingent consideration liability for Caber Engineering Inc. ("Caber"), which is part of our Oil, Gas & Energy ("OGE") reporting unit. The fiscal 2014 net gains primarily resulted from updated valuations of the contingent consideration liabilities for Parkland Pipeline ("Parkland"), which is part of our OGE reporting unit, and American Environmental Group ("AEG"), which is part of our Waste Management Group ("WMG") reporting unit. Both of these reporting units are in the RME segment.

              In the fourth quarter of fiscal 2015, the mining sector continued to contract in response to lower global growth expectations driven in large part by China's actual and projected slower economic growth. Consistent with this trend, our mining customers continued their curtailment of capital spending for new mining projects. As a result, GMP experienced a 25% decline in revenue in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014. This negative trend was compared to the expected revenue growth of approximately 3% in the previous goodwill impairment test, performed as of June 30, 2014. In response to these results, we performed a strategic review of GMP in the fourth quarter of fiscal 2015, and determined that our mining activities would likely decline further in fiscal 2016, and that revenue and profits would not return to acceptable levels of performance in the foreseeable future. We also decided to redeploy our mining resources into other operational areas that have better growth and profitability prospects. Consequently, as of the first day of fiscal 2016, GMP is no longer a reporting unit. We considered GMP's financial performance and prospects, in our goodwill impairment analysis in the fourth quarter of fiscal 2015 and determined that GMP's fair value had fallen significantly below its carrying value, including goodwill. As required, we performed further analysis to measure the amount of the impairment loss and, as a result, we wrote-off all of GMP's goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015. The related goodwill and identifiable intangible assets that were determined not to be recoverable totaled $58.1 million and $2.7 million, respectively.

              We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. During the second quarter of fiscal 2015, we recorded a decrease in our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million. This gain resulted from an updated valuation of the contingent consideration liability for Caber. Our assessment of the Caber contingent earn-out liability included a review of the status of on-going projects in Caber's backlog, and the inventory of prospective new contract awards. We also considered the status of the upstream oil and gas industry in Western Canada particularly in light of the recent decline in oil prices. As a result of this assessment, we concluded that Caber's operating income in the second year post-acquisition would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015. We also concluded that Caber's operating income for the second earn-out period, which ended in the first quarter of fiscal 2015, would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration. Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.

              In fiscal 2014, we recorded decreases in our contingent earn-out liability for Parkland and reported related gains in operating income of $44.6 million. These gains resulted from Parkland's actual and projected post-acquisition performance falling below our initial expectations concerning the likelihood and timing of achieving the relevant operating income thresholds in each of the three years subsequent to the acquisition. In the second quarter of fiscal 2014, we updated the estimated cost to complete a large fixed-price contract at Parkland and determined that the project would be break-even compared to the significant profit estimated the previous quarter when the project was initiated. As a result, during the second quarter of fiscal 2014 we reversed $5.3 million of profit previously recognized on the project. This variance, and our updated estimate that the revenue for the remainder of the project would produce no operating income, resulted in our conclusion that Parkland's operating income in the first and second earn-out periods would fall below the minimum operating income thresholds in each such year. As a result, we reduced the contingent earn-out liability for the first and second earn-out periods to $0, which resulted in gains totaling $24.7 million ($5.6 million and $19.1 million in the first and second quarters of fiscal 2014, respectively). The remaining fiscal 2014 gain of $19.9 million was recognized in the fourth quarter of fiscal 2014, which reduced the related liability to $0 at the end of fiscal 2014.

              In fiscal 2014, we also recorded net decreases in our contingent earn-out liability for AEG and reported related net gains in operating income of $12.4 million. AEG's first earn-out period ended on the last day of the first quarter of fiscal 2014. As a result, during the first quarter of fiscal 2014, we performed a preliminary calculation of the contingent consideration for the first earn-out period and concluded that AEG's operating income in that period would be higher than both our original estimate at the acquisition date and our previous quarterly estimates. As a result, we increased the contingent earn-out liability for the first earn-out period, which resulted in additional expense of $1.0 million. The contingent consideration of $9.1 million for the first earn-out period was paid in the second quarter of fiscal 2014.

              During calendar 2014, which corresponded to AEG's second earn-out period, adverse weather conditions hindered AEG's ability to complete its project field work. As a result, in the third quarter of fiscal 2014, we updated our projection of AEG's operating income for its second earn-out period. This assessment included a review of the status of on-going projects in AEG's backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that AEG's operating income in the second earn-out period would be significantly lower than our original estimate at the acquisition date, and would fall below the minimum operating income threshold, but would still exceed $9.0 million of operating income in order to earn the additional earn-out payment. As a result, we reduced the contingent earn-out liability, which resulted in a gain of $8.9 million.

              During the fourth quarter of fiscal 2014, we performed an updated projection of AEG's operating income for its second earn-out period based on actual results and the forecast for the remainder of the second earn-out period. Based on this analysis, we concluded that AEG's operating income in the second earn-out period would be lower than the $9.0 million needed to receive the $4.5 million of contingent consideration that remained accrued for performance in both earn-out years. As a result, we reduced the contingent earn-out liability to $0, which resulted in a gain of $4.5 million in the fourth quarter of fiscal 2014, and net gains of $12.4 million for all of fiscal 2014.

              Each time we determined that Caber's, AEG's and Parkland's operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment. In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact the reporting unit's longer term performance or result in a goodwill impairment.

Segment Results of Operations

              Beginning in the first quarter of fiscal 2015, we reorganized our ongoing operations to better align them with our markets, resulting in two renamed reportable segments. We now report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in the WEI reportable segment. Our RME reportable segment includes our oil and gas, energy, waste management, remediation, utilities and international development services. We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

Water, Environment and Infrastructure

	Fiscal Year Ended
			Change
	September 27, 2015	September 28, 2014
			$	%
	($ in thousands)
Revenue	$938,469	$946,849	$(8,380)	(0.9)%
Subcontractor costs	(223,399)	(200,507)	(22,892)	11.4

Revenue, net of subcontractor costs	$715,070	$746,342	$(31,272)	(4.2)

Operating income	$92,920	$93,972	$(1,052)	(1.1)

              Revenue and revenue, net of subcontractor costs, decreased $8.4 million, or 0.9%, and $31.3 million, or 4.2%, respectively, compared to last year. As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $26.8 million and $25.2 million, respectively, in fiscal 2015. On a constant currency basis, our revenue increased $18.4 million, or 1.9%, in fiscal 2015 compared to last year. This growth reflects an increase in revenue from U.S. state and local government infrastructure projects across a broad range of government agencies.

              Operating income decreased $1.1 million, or 1.1%, in fiscal 2015 compared to last year. On a constant currency basis, our operating income increased $1.1 million, or 1.1%. These comparisons are consistent with the revenue trends as our relative profit margins were stable year-over-year at 12.8% in fiscal 2015 and 12.6% in fiscal 2014.

Resource Management and Energy

	Fiscal Year Ended
			Change
	September 27, 2015	September 28, 2014
			$	%
	($ in thousands)
Revenue	$1,342,889	$1,406,885	$(63,996)	(4.5)%
Subcontractor costs	(362,519)	(372,806)	10,287	(2.8)

Revenue, net of subcontractor costs	$980,370	$1,034,079	$(53,709)	(5.2)

Operating income	$93,581	$84,743	$8,838	10.4

              Revenue and revenue, net of subcontractor costs, decreased $64.0 million, or 4.5%, and $53.7 million, or 5.2%, respectively, compared to last year. Foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during fiscal 2015 in the amounts of $45.5 million and $39.2 million, respectively. On a constant currency basis, revenue and revenue, net of subcontractor costs, decreased $18.5 million, or 1.3%, and $14.5 million, or 1.4%, respectively, in fiscal 2015 compared to fiscal 2014. These decreases primarily reflect a continued decline in mining and upstream oil and gas revenue, particularly in Canada and Brazil, which were down $58.6 million year-over-year. These decreases were substantially offset by increased midstream oil and gas revenue in both the U.S. and Western Canada.

              Operating income increased $8.8 million in fiscal 2015 compared to fiscal 2014. This increase primarily reflects improved profit in our midstream oil and gas business in Western Canada. Further, our fiscal 2014 results included a $5.3 million profit reversal on a fixed price construction management project. The operating income increase was partially offset by declines in our other commodity-based activities, including upstream oil and gas services and mining-related activities.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 27, 2015	September 28, 2014
			$	%
	($ in thousands)
Revenue	$86,575	$221,108	$(134,533)	(60.8)%
Subcontractor costs	(63,300)	(141,611)	78,311	(55.3)

Revenue, net of subcontractor costs	$23,275	$79,497	$(56,222)	(70.7)

Operating loss	$(8,614)	$(45,151)	$36,537	(80.9)

              Revenue and revenue, net of subcontractor costs, decreased $134.5 million and $56.2 million, respectively, compared to the prior year. These decreases resulted from our decision to wind-down the RCM construction activities. The operating loss in fiscal 2015 reflects our updated evaluation of the collectability of certain claims as well as related legal costs, and the costs required to complete the remaining projects in the RCM segment. The remaining RCM backlog at the end of fiscal 2015 was

$61 million. The related work performed in this segment will be substantially complete by the end of fiscal 2016.

Fiscal 2014 Compared to Fiscal 2013

Consolidated Results of Operations

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$2,483,814	$2,613,755	$(129,941)	(5.0)%
Subcontractor costs	(623,896)	(588,923)	(34,973)	(5.9)

Revenue, net of subcontractor costs (1)	1,859,918	2,024,832	(164,914)	(8.1)
Other costs of revenue	(1,577,481)	(1,757,842)	180,361	10.3
Selling, general and administrative expenses	(187,298)	(199,732)	12,434	6.2
Contingent consideration – fair value adjustments	58,694	9,560	49,134	514.0
Impairment of goodwill and other intangible assets	–	(56,600)	56,600	100.0

Operating income	153,833	20,218	133,615	660.9
Interest expense – net	(9,490)	(7,686)	(1,804)	(23.5)

Income before income tax expense	144,343	12,532	131,811	1,051.8
Income tax expense	(35,668)	(14,038)	(21,630)	(154.1)

Net income (loss) including noncontrolling interests	108,675	(1,506)	110,181	7,316.1
Net income attributable to noncontrolling interests	(409)	(635)	226	35.6

Net income (loss) attributable to Tetra Tech	$108,266	$(2,141)	$110,407	5,156.8

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

              In fiscal 2014, revenue and revenue, net of subcontractor costs, decreased $129.9 million and $164.9 million, respectively, compared to fiscal 2013. These results include declines due to foreign exchange rate fluctuations as the U.S. dollar strengthened in fiscal 2014 against most of the foreign currencies in which we conduct our international business. These exchange rate variations reduced revenue and revenue, net of subcontractor costs, by $41.7 million and $36.9 million, respectively, in fiscal 2014 compared to fiscal 2013. In addition, our year-over-year comparisons reflect project-related charges last year in our WEI and RCM segments that are described under "Fiscal 2013 Project-Related Charges".

              These lower year-over-year results include decreases in revenue and revenue, net of subcontractor costs, of $63.3 million and $67.6 million, respectively, from U.S. federal government programs in fiscal 2014 compared to the prior year. The decline in U.S. federal activity reflects a broad-based slowdown caused by budgetary constraints that primarily impacted discretionary programs. The reduction was exacerbated by U.S. federal office closures due to inclement weather in the second quarter of fiscal 2014, and the two-week U.S. federal government shut-down in October 2013.

              Our fiscal 2014 results also reflect declines in our international revenue, which was adversely impacted by the reduction in mining work and projects in Eastern Canada. Both businesses had strong results in the first half of fiscal 2013, which then abruptly declined in the third quarter of fiscal 2013. On a combined basis for these operations, revenue and revenue, net of subcontractor costs, excluding the impact of foreign exchange rate fluctuations, decreased $60.1 million and $62.0 million, respectively, in fiscal 2014 compared to fiscal 2013.

              Our U.S. state and local government revenue and revenue, net of subcontractor costs, were also lower than fiscal 2013 by $37.7 million and $40.6 million, respectively. The decrease reflects the abnormally strong growth in this business in fiscal 2013, partially due to several large transportation projects that wound down in fiscal 2014.

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

              Despite the overall revenue decline, our operating income increased to $153.8 million in fiscal 2014 compared to $20.2 million the previous year. This $133.6 million increase includes non-operating gains and charges related to acquisition accounting in both fiscal 2014 and fiscal 2013. In the third quarter of fiscal 2013, our operating income was adversely impacted by weakness in certain areas of our business, which resulted in a non-cash goodwill impairment charge of $56.6 million. This charge is explained in detail under "Fiscal 2013 Goodwill Impairment Charge". In addition, our fiscal 2014 and fiscal 2013 operating income included net gains from updated valuations of our contingent consideration liabilities. In fiscal 2014, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $58.7 million, compared to net gains of $9.6 million in fiscal 2013. The fiscal 2014 net gains are explained in detail under "Fiscal 2015 and 2014 Goodwill and Earn-Out Adjustments". Our operating income also reflected the lower amortization of intangibles of $5.1 million in fiscal 2014 compared to fiscal 2013. Excluding these acquisition accounting-related items, our operating income increased $22.8 million in fiscal 2014 compared to the prior year.

              During the fourth quarter of fiscal 2014, we completed a strategic review of our RCM segment and decided to retain our core environmental remediation, oil and gas, solid waste, and utilities-related activities. We also decided to exit all non-core construction activities that require lump-sum fixed-price bidding. In connection with the decision to wind-down certain RCM activities, we recorded a combined charge of $4.0 million related to severance and the abandonment of certain leased facilities in our RCM segment in the fourth quarter of fiscal 2014. Of this amount, approximately $1.2 million related to severance and was paid in cash in the fourth quarter of fiscal 2014. The remaining $2.8 million related to leases, and is expected to be paid in cash net of estimated sublease income over six years as these leases expire. In the third quarter of fiscal 2013, we incurred similar types of restructuring charges to right-size our RME segment totaling $10.3 million. These charges are described in detail under "Fiscal 2013 Restructuring Charges".

              We recorded project-related charges, primarily in our RCM segment, which reduced our operating income in both fiscal 2014 and 2013. We regularly review each of our active projects, including those in the market areas we are exiting or winding-down. The review includes an update of the expected costs to complete each project and the collectability of any related outstanding claims. Based on these reviews, we recorded project-related charges of $30.6 million in fiscal 2014, all in the RCM segment, which are described under "Fiscal 2014 Project-Related Charges". We also recorded project-related charges and adjustments to estimated costs at completion during the third quarter of fiscal 2013 that reduced operating income by $35.5 million, as described under "Fiscal 2013 Project-Related Charges".

              In fiscal 2014, we recorded income tax expense of $35.7 million, representing an effective tax rate of 24.7%. This tax rate is significantly lower than the expected statutory rate primarily due to the impact of gains from charges to contingent consideration liabilities, most of which are not taxable. In fiscal 2013, we recorded $14.0 million of income tax expense with an effective tax rate of 112.0%. The fiscal 2013 rate resulted from the goodwill impairment charge that was substantially not deductible for tax purposes.

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

              In connection with the actions taken to right-size our Eastern Canada and global mining operations, we recorded a total combined charge of $10.3 million related to severance and the abandonment of certain leased facilities in our WEI and RME segments. Of this amount, approximately $4.0 million, related to severance, was paid in cash in fiscal 2013, and $2.2 million, related to leases, was paid in cash in fiscal 2014. The remaining $4.1 million is expected to be paid in cash net of estimated sublease income over the following six years as the related leases expire. If these operations decline further, we may take further right-sizing actions and incur additional costs. No material right-sizing charges were incurred in the WEI and RME segments in fiscal 2014. The approximate annual cost savings in fiscal 2014 in the WEI and RME segments from lower compensation and rent expense was approximately $14.9 million.

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

To a lesser extent, we also experienced reduced performance from reporting units with a concentration of work for certain agencies of the U.S. federal government as a result of customer budgetary constraints. As a result of these factors, during the third quarter of fiscal 2013, we performed an interim goodwill impairment test for three reporting units.

              The reporting units tested for goodwill impairment included our Tetra Tech Canada ("TTC") reporting unit, with operations primarily in Eastern Canada, particularly Quebec. A significant portion of TTC's business related to work performed for city and provincial government clients in Quebec. This work, which had already slowed due to budgetary constraints, was curtailed almost completely during the third quarter of fiscal 2013 due to the political corruption investigations in Quebec. As a result, TTC's revenue declined 26% in the third quarter of fiscal 2013 compared to the prior year period, and TTC reported a quarterly loss. This negative trend was compared to the expected revenue growth of approximately 8% in the annual goodwill impairment test performed as of July 1, 2012. In response to these results, we made significant staff and office reductions in TTC during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue. Although these actions returned TTC to profitability in the fourth quarter of fiscal 2013, revenue and profits were at a lower level than previously expected. Due to the significance of the staff reductions and the expected prolonged government investigations, we concluded that TTC would likely experience a long-term deficit in performance compared to previous periods and expectations.

              We also performed an interim goodwill impairment test for our GMP reporting unit, with operations primarily in the U.S., Canada, Australia and South America. Our work for mining customers slowed more than expected in the third quarter of fiscal 2013, as these customers responded to lower global growth expectations driven in large part by China's report in April 2013 of slower economic growth. As a result, our mining customers experienced a significant reduction in the global demand for commodities that caused a drop in mineral prices. Their response included a significant curtailment of capital spending for new mining projects. As a result, GMP experienced a 27% decline in revenue in the third quarter of fiscal 2013 compared to the same period of fiscal 2012 and reported a quarterly loss. This negative trend was compared to the expected revenue growth of approximately 15% in the previous goodwill impairment test, performed as of July 1, 2012. In response to these results, we made significant staff and office reductions in GMP during the third quarter of fiscal 2013 to align our costs with the expected lower level of revenue. Although these actions returned GMP to profitability in the fourth quarter of fiscal 2013, revenue and profits did not return to historical levels. Due to the significance of the staff reductions and the expected prolonged lower level of mining activity, we concluded that GMP would likely not return to historical levels of performance for the foreseeable future.

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

              One of the businesses we decided to exit or wind-down related to fixed-price contracts for project management, construction management, and construction services, primarily for U.S. federal government clients. In the course of performing the required work, we encountered delays related to defective designs, permit issues and differing site conditions, among other factors, that slowed our progress. Due to these delays, we determined that the costs to complete the projects would exceed the contract values. As a result, we recorded related pre-tax project charges of $20.5 million on these projects in fiscal 2014. These projects were substantially completed in fiscal 2015.

              The other business we decided to exit or wind-down related to fixed-price contracts for transportation projects with state government agencies. During the execution of these contracts, numerous issues and events disrupted our plans and progress, including weather delays, differing site conditions, drainage design changes, lane closure delays, and revised soil testing requirements. These issues caused us to incur costs in excess of the contract values and increase our estimates of the expected costs to complete. As a result, we recorded pre-tax charges to operating income of $9.1 million in the fourth quarter of fiscal 2014. These projects are expected to be completed primarily in fiscal 2016, with total estimated costs to complete of approximately $37 million as of September 27, 2015. If our costs increase above this estimate, we could record further losses.

Fiscal 2013 Project-Related Charges

              In the third quarter of fiscal 2013, we recorded project-related charges and adjustments to estimated costs at completion that reduced revenue and increased project costs. These project charges primarily related to adverse developments on certain projects during the third quarter of fiscal 2013, and our subsequent evaluations and conclusions concerning the collectability of the related unbilled accounts receivable. These charges included amounts related to claims, including requests for equitable adjustment ("REA"), on three programs in the RCM segment with U.S. federal and state and local government clients. In addition, we recorded a project-related charge on a commercial development contract in the WEI segment due to a change in client ownership and the related modification of plans for completion of the project. These events adversely affected the collectability of certain related receivables and the profitability expectations for the project. Collectively, the project charges on these four programs reduced revenue and revenue, net of subcontractor costs, by $29.6 million and reduced operating income by $35.5 million in the third quarter of fiscal 2013.

              The first of the four programs related to U.S. federal government fixed-price contracts in our RCM segment, awarded in fiscal 2010, for the construction of structures to reduce the risks associated with hurricanes and other storms in Southeastern Louisiana. During construction, we incurred costs in excess of the contract values to meet client requests, and submitted a related REA to the client. We concluded that there was a technical and legal basis for recovery of a portion of these costs and recorded revenue and associated accounts receivable deemed probable of collection related to the REA through the second quarter of fiscal 2013. The total amount of the excess costs and the REA significantly exceeded the revenue recognized, which resulted in a loss for the program.

              During the third quarter of fiscal 2013, we received a decision from the client affirmatively rejecting a portion of the costs submitted in the REA. Accordingly, during that quarter, we re-evaluated the collectability of the related accounts receivable and the estimated costs to complete the projects and recorded charges to pre-tax income of $6.8 million, including reductions to revenue of $5.7 million. As of September 29, 2013, the project was complete and no further costs are expected to be incurred. However, if it is determined that any or all of the remaining accounts receivable are uncollectible, we could recognize further losses in future periods. Conversely, we are pursuing all available legal methods to collect the entire amount of the submitted REA and, if successful, we could recognize gains on recovery in future periods. No gains or losses on this project were recorded during fiscal 2014 or 2015.

              The second program related to U.S. federal government fixed-price contracts in our RCM segment, awarded in fiscal 2012, to provide design and construction services for Afghan National Army camps in Afghanistan. Upon contract execution, we engaged a subcontractor under fixed-price arrangements to provide staffing, procure materials and engage local Afghan subcontractors. During the third quarter of fiscal 2013, as a result of non-performance, we terminated the subcontractor and began to self-perform the contracts. As a result of this change, we revised our estimates of the total costs to complete, including costs to self-perform the remainder of the contracts, and recorded charges to pre-tax income of $9.9 million including reductions to revenue of $7.9 million. Additionally, as a result of differing site conditions, changes to contract specifications by the client and other factors, we recorded revenue and associated accounts receivable through project completion in the first quarter of fiscal 2014 as we believe we have a technical and legal basis for recovery and such amount is probable of collection. We submitted REAs to the client during the first and second quarters of fiscal 2014. As of the end of the first quarter of fiscal 2014, the projects were complete and no further costs are expected to be incurred. No material gains or losses on this project were recorded during fiscal 2014. We settled this REA in the first quarter of fiscal 2015, which resulted in a gain of $2.3 million.

              The third program related to fixed-price transportation projects in our RCM segment with a state government agency awarded in fiscal 2011 and 2012. During the execution of these contracts, numerous issues and events disrupted our plans and progress, including weather delays, differing site conditions, drainage design changes, lane closure delays, and revised soil testing requirements. These issues caused us to incur costs in excess of the contract value. As a result, we submitted change orders including REAs to the client. In the third quarter of fiscal 2013, we determined that a portion of the costs in excess of the contract value was not recoverable. This assessment included an evaluation of the recoverability of change orders and REAs, and changes in estimated costs to complete. The result was a pre-tax charge to operating income of $6.5 million and a related reduction of revenue of $3.7 million. As of June 29, 2014, the related projects were substantially complete. During fiscal 2014, we recognized a $3.4 million gain based on our updated evaluation of the collectability of a portion of the claims. In fiscal 2015, we settled the remainder of the claims, which resulted in a loss of $5.0 million.

              The fourth program related to a fixed-price design and construction environmental assurance agreement, and a separate fixed-price operation and maintenance ("O&M") environmental assurance agreement in our WEI segment, with a commercial property developer that we entered into in fiscal 2008. At the time of contract execution, it was expected that the design and construction contract would be completed during the fourth quarter of fiscal 2011 and the O&M contract would cover related activities through December 31, 2027. Although the contract terms only allowed for final billing of the multiple project milestones upon their individual completion, we recognized revenue and the related receivable as the costs were incurred on a percentage-of-completion basis, as we believed that completion of all milestones was probable. As a result of changes in scope and delays in project execution as directed by the client, we have issued numerous change orders related to the design and construction contract, and this contract has not yet been completed.

              In April 2013, our client was acquired by a larger commercial property developer. Subsequently, the new client implemented a plan to substantially modify the original scope and projected timeline associated with the contract. We determined that these proposed changes would result in increased risk and cost and, potentially, the termination of the original contract. Accordingly, subsequent to significant discussions with the new client during the third quarter of fiscal 2013, we reviewed the recoverability of estimated costs to be incurred in anticipation of the potential project termination. We also reviewed the outstanding accounts receivable related to individual task orders under which we did not reach the required contract milestones and, therefore, would not be collectible. As a result of this process, we recorded a pre-tax charge to operating income of $12.4 million that reduced revenue by the same amount during the third quarter of fiscal 2013. This charge principally consisted of reserves established for the outstanding accounts receivable that were no longer considered probable of collection, a reversal of previously recognized profit based upon the change in estimate associated with the potential early project termination, and the write-off of previously recorded accounts receivable associated with partially completed milestones. No other gains or losses on this project were recorded during fiscal 2014 or 2015.

              In total for all four programs, we had $5.7 million of accounts receivable outstanding, including those related to REAs and change orders, and the related projects were complete as of September 27, 2015. If we are unable to collect these accounts receivable, we could record further losses on these programs. Conversely, we intend to pursue all available legal methods to collect the entire amount of the REAs and change orders, and other amounts we believe are due us. The total amount, which is approximately $15.6 million, significantly exceeds the revenue recognized on the related contracts. If we are successful, we could recognize gains on recovery in future periods.

Segment Results of Operations

Water, Environment and Infrastructure

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$946,849	$963,592	$(16,743)	(1.7)%
Subcontractor costs	(200,507)	(205,098)	4,591	(2.2)

Revenue, net of subcontractor costs	$746,342	$758,494	$(12,152)	(1.6)

Operating income	$93,972	$59,924	$34,048	56.8

              Revenue and revenue, net of subcontractor costs, declined $16.7 million and $12.1 million, respectively, in fiscal 2014 compared to the prior year. These decreases were primarily the result of fluctuations in foreign currency translation. In fiscal 2014, the U.S. dollar strengthened against many foreign currencies compared to fiscal 2013. These fluctuations, particularly related to the Canadian dollar, reduced revenue by $14.5 million and revenue, net of subcontractor costs, by $13.4 million in fiscal 2014 compared to fiscal 2013.

              Despite stable revenues, on a constant currency basis, operating income increased $34.0 million in fiscal 2014 compared to the prior year. In the third quarter of fiscal 2013, our operating income was adversely impacted by the weakness in our Canadian operations, which resulted in significant severance and office-related closure costs to right-size the related operations. Prior to these right-sizing actions, operating income in our Eastern Canada operations was significantly below historical levels due to a lower level of revenue, and the corresponding under-utilization of our labor and equipment resources. As a result of the right-sizing actions, utilization improved, and the combined operating income, excluding the related charges, for these businesses increased $7.6 million in fiscal 2014 compared to fiscal 2013. Additionally, in fiscal 2013 we recorded a $12.3 million charge to operating income related to a commercial development project, which is described in more detail under, "Fiscal 2013 Project-Related Charges".

Resource Management and Energy

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$1,406,885	$1,389,711	$17,174	1.2%
Subcontractor costs	(372,806)	(284,842)	(87,964)	30.9

Revenue, net of subcontractor costs	$1,034,079	$1,104,869	$(70,790)	(6.4)

Operating income	$84,743	$74,796	$9,947	13.3

              In fiscal 2014, revenue and revenue, net of subcontractor costs, increased $17.2 million and decreased $70.8 million, respectively, compared to the prior year. These changes include the result of fluctuations in foreign currency translation. In fiscal 2014, the U.S. dollar strengthened against many foreign currencies compared to fiscal 2013. These fluctuations, particularly related to the Canadian dollar, reduced revenue by $27.7 million and revenue, net of subcontractor costs, by $23.5 million in fiscal 2014 compared to fiscal 2013. The disparity between the variance in revenue versus revenue, net of subcontractor costs, was caused by several oil and gas projects that had a high level of subcontractor activity. The lower level of revenue, net of subcontractor costs, primarily related to reduced mining activity of $41.1 million.

              Despite the lower revenue, operating income increased $9.9 million in fiscal 2014 compared to fiscal 2013. This increase primarily resulted from significant severance and office-related closure costs to right-size our global mining operations, particularly in Canada, in fiscal 2013.

Remediation and Construction Management

	Fiscal Year Ended
			Change
	September 28, 2014	September 29, 2013
			$	%
	($ in thousands)
Revenue	$221,108	$305,821	$(84,713)	(27.7)%
Subcontractor costs	(141,611)	(144,352)	2,741	(1.9)

Revenue, net of subcontractor costs	$79,497	$161,469	$(81,972)	(50.8)

Operating income	$(45,151)	$(24,986)	$(20,165)	80.7

              Revenue and revenue, net of subcontractor costs decreased $84.7 million and $82.0 million, respectively, in fiscal 2014 compared to the prior year. In the third quarter of fiscal 2013, we recorded $17.3 million of negative revenue adjustments for project-related charges on three programs with U.S. federal, and state and local government clients. Excluding the impact of these charges, revenue and revenue, net of subcontractor costs, decreased $67.4 million and $64.7 million in fiscal 2014 compared to fiscal 2013. The revenue decline primarily reflects reduced revenues from U.S. state and local government work due to the wind-down of large transportation projects, and our decision in the fourth quarter of fiscal 2014 to exit these and other activities that require fixed-price bidding.

              Operating income declined $20.2 million in fiscal 2014 compared to the prior year, and we reported a segment loss of $45.2 million compared to a loss of $25.0 million in fiscal 2013. The losses in both years were primarily attributable to cost-overruns on fixed-price construction projects. The project losses are described in detail under, "Fiscal 2014 Project-Related Charges" and "Fiscal 2013 Project-Related Charges."

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

              Subsequent Events.    On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015. On October 14, 2015, we announced the execution of a Bid Implementation Agreement to acquire 100% of the outstanding shares of Coffey International Limited ("Coffey") for A$0.425 cash per share. The closing is conditional on the satisfactory completion of customary conditions, including that we acquire at least 90% of Coffey's shares. Our off-market tender offer for Coffey shares opened on November 10, 2015. The acquisition is expected to close in the second quarter of fiscal 2016, with a purchase price for 100% of the shares of approximately $76 million.

              We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We also indefinitely reinvest our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate these foreign funds or raise capital in the United States through debt or equity. If we were to repatriate these foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits.

              As of September 27, 2015, cash and cash equivalents were $135.3 million, an increase of $12.9 million compared to the fiscal 2014 year-end. The increase was due to cash provided by operating activities partially offset by capital expenditures, share repurchases and dividends.

              Operating Activities.    Net cash provided by operating activities was $162.8 million, an increase of $35.5 million compared to last year. The increase primarily reflects strong collections on accounts receivable including claims and lower income tax payments, partially offset by increased payments for accounts payable.

              Investing Activities.    Net cash used in investing activities was $21.0 million, a decrease of $20.1 million compared to last year. Payments for business acquisitions were $18.6 million lower in fiscal 2015 compared to last year, which accounted for most of the decrease.

              Financing Activities.    Net cash used in financing activities was $123.6 million, an increase of $35.9 million compared to last year. This resulted primarily from a $20.5 million increase in common stock repurchases, and a $9.3 million increase in dividend payments during fiscal 2015.

              Debt Financing.    On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018. On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the "Credit Agreement") that extended the maturity date for the term loan and the revolving credit facility to May 2020. The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the "Term Loan Facility") and a $460 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings. The interest rate provisions of the term loan and the revolving credit facility did not materially change.

              The Term Loan Facility was fully drawn on May 7, 2013, and had an outstanding principal balance of $194.8 million at May 29, 2015. The Term Loan Facility is subject to quarterly amortization of principal, with $10.3 million payable in year 1, and $15.4 million payable in years 2 through 5. The Term Loan may be prepaid at any time without penalty. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Term Loan Facility is subject to the same interest rate provisions. The interest rate of the Term Loan Facility at the date of inception was 1.57%. The Credit Agreement expires on May 29, 2020, or earlier at our discretion upon payment in full of loans and other obligations.

              As of September 27, 2015, we had $192.2 million in outstanding borrowings under the Credit Agreement, which was comprised entirely of the Term Loan Facility at a weighted-average interest rate of 1.58% per annum. In addition, we had $1.3 million in standby letters of credit under the Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at September 27, 2015 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements", was 2.73%. At September 27, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $381.6 million could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $26.2 million, of which $5.6 million was issued in currencies other than the U.S. dollar.

              The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 (EBITDA, as defined in the Amended Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).

              At September 27, 2015, we were in compliance with these covenants with a consolidated leverage ratio of 1.11x and a consolidated fixed charge coverage ratio of 3.91x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

              Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

              Dividends.    Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	$4,810	May 29, 2015
July 27, 2015	$0.08	August 17, 2015	$4,799	September 4, 2015
November 9, 2015	$0.08	November 30, 2015	N/A	December 11, 2015

              Contractual Obligations.    The following sets forth our contractual obligations at September 27, 2015:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$192,203	$11,531	$30,765	$30,750	$119,157
Interest (1)	20,149	5,140	8,881	6,128	–
Capital leases	700	394	293	13	–
Operating leases (2)	200,750	59,779	84,464	44,660	11,847
Contingent earn-outs (3)	4,169	609	3,560	–	–
Deferred compensation liability	19,494	–	–	–	19,494
Unrecognized tax benefits (4)	18,122	–	13,759	–	4,363

Total	$455,587	$77,453	$141,722	$81,551	$154,861

(1)
Interest primarily related to the credit facility is based on a weighted-average interest rate at September 27, 2015, on borrowings that are presently outstanding.
(2)
Predominantly represents real estate leases.
(3)
Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions consummated after fiscal 2009. The remaining maximum contingent earn-out obligations for these acquisitions are $67.1 million.
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

Income Taxes

              We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance. As of September 27, 2015, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we concluded that a cumulative loss in recent years exists in certain states and foreign jurisdictions. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

  •
  taxable income in prior carryback years as permitted under the tax law;

  •
  future reversals of existing taxable temporary differences;

  •
  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

  •
  estimates of future taxable income from our operations.

              We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results. However, as a result of projected cumulative pre-tax losses in certain states and foreign jurisdictions for the 36 months ended September 27, 2015, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence for certain entities to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration. Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in certain states and foreign jurisdictions and for certain foreign intangibles for which a valuation allowance of $7.8 million has been provided.

              We are currently under examination by the Internal Revenue Service for fiscal years 2010 through 2013, and by the California Franchise Tax Board for fiscal years 2004 through 2009. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2010.

              During the first quarter of fiscal 2015, the Tax Franchise Prevention Act of 2014 was signed into law. This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2014 through December 31, 2014. Our effective tax rate for fiscal 2015 includes a tax benefit from R&E credits attributable to the last nine months of fiscal 2014 and first three months of fiscal 2015. Should the R&E credits provision be retroactively extended during fiscal 2016, additional benefits will be reflected in our effective tax rate during the quarter reporting period of enactment.

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

              The following is a summary of our off-balance sheet arrangements:

  •
  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At September 27, 2015, we had $1.3 million in standby letters of credit outstanding under our Credit Agreement and $26.2 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

              Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a negotiated fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed. Revenue is not recognized for non-recoverable costs. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

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

Stock-Based Compensation

              Our stock-based compensation plans include stock options, restricted stock, restricted stock units ("RSUs"), performance share units ("PSUs") and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-based awards, the achievement of company performance goals. Our stock-based compensation expense was $10.9 million, $10.4 million and $8.8 million for fiscal 2015, 2014 and 2013, respectively.

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

              We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis at June 29, 2015, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies.

              In the fourth quarter of fiscal 2015, we recognized a non-cash goodwill and other intangible assets impairment charge of $60.8 million related to our GMP reporting unit in the RME segment. This charge is explained in detail under "Fiscal 2015 and 2014 Goodwill and Earn-Out Adjustments". Our fourth quarter 2015 goodwill impairment review indicated that we had no other impairment of goodwill, and all of our other reporting units had estimated fair values that were in excess of their carrying values, including goodwill. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.

              In the fourth quarter of fiscal 2015, we also identified one reporting unit, WMG in our RME segment, which had an estimated fair value that exceeded its carrying value by less than 20%. As previously discussed, we estimate the fair value of all reporting units with a goodwill balance based on a comparison and weighting of the Income Approach (weighted 70%), specifically the discounted cash flow method and the Market Approach (weighted 30%), which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. The resulting fair value is most sensitive to the assumptions we use in our discounted cash flow analysis. The assumptions that have the most significant impact on the fair value calculation are the reporting unit's revenue growth rate and operating profit margin, and the discount rate used to convert future estimated cash flows to a single present value amount.

              In our discounted cash flow model for WMG in the fourth quarter of fiscal 2015, we assumed annual revenue growth rates of 3% to 5% based on historical trends in WMG and the solid waste industry, projections for future solid waste activity, and WMG's backlog and prospects for new orders. We discounted the resulting cash flows at a rate of 11.0%. Our market based assessment resulted in a value approximating a 1.0 multiple of revenue for the 12 month period preceding the valuation date. The discounted cash flow value, combined on a weighted-basis with the results of our market analysis, resulted in an estimated fair value for WMG of $103.5 million compared to our carrying value including goodwill of $93.9 million. As of September 27, 2015, the goodwill amount for WMG was $54.5 million.

              Although we believe that our current estimate of fair value is reasonable, our analysis is primarily dependent on our future level of revenue from our solid waste clients. However, the extent of our future activity is uncertain. We currently anticipate that if WMG's future revenue grows by less than 2.0%, or market prices for similar businesses decline by more than 10%, WMG's goodwill could become impaired.

              Additionally, if the yield on 20-year U.S. treasury bonds (our assumed risk-free rate of return) or the additional return investors require for alternate investments, including those similar to WMG, increases, we may be required to increase the discount rate used in our cash flow analysis. If all of our operating assumptions remain constant, but we are required to increase the discount rate in our cash flow model to 14.0% or higher, WMG's goodwill could become impaired.

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

Income Taxes

              We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 27, 2015, primarily net operating losses and certain foreign intangibles, will not be realized, and we have reserved accordingly.

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

              We are exposed to interest rate risk under our Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility's maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 29, 2020. At September 27, 2015 we had borrowings outstanding under the Credit Agreement of $192.2 million at a weighted-average interest rate of 1.58% per annum.

              In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at September 27, 2015 was 2.73%. For more information, see Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements" in Item 8.

              Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both fiscal 2015 and the prior-year periods. Foreign currency gains and losses are reported as part of "Selling, general and administrative expenses" in our consolidated statements of operations.

              We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD. For fiscal 2015 and 2014, 24.6% and 25.9% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD. For fiscal 2015, the effect of foreign exchange rate translation on the consolidated balance sheets was a reduction in equity of $100.8 million compared to a reduction in equity of $44.5 million in fiscal 2014. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets at September 27, 2015 and September 28, 2014	79
Consolidated Statements of Operations for each of the three years in the period ended September 27, 2015, September 28, 2014 and September 29, 2013	80
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 27, 2015, September 28, 2014 and September 29, 2013	81
Consolidated Statements of Equity for each of the three years in the period ended September 27, 2015, September 28, 2014 and September 29, 2013	82
Consolidated Statements of Cash Flows for each of the three years in the period ended September 27, 2015, September 28, 2014 and September 29, 2013	83
Notes to Consolidated Financial Statements	84
Schedule II – Valuation and Qualifying Accounts and Reserves	128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Tetra Tech, Inc.:

              In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries at September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 20, 2015

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 27, 2015	September 28, 2014
Current assets:
Cash and cash equivalents	$135,326	$122,379
Accounts receivable – net	636,030	701,892
Prepaid expenses and other current assets	42,125	52,256
Income taxes receivable	10,294	22,076

Total current assets	823,775	898,603

Property and equipment – net	64,906	73,864
Investments in and advances to unconsolidated joint ventures	1,886	2,140
Goodwill	601,379	714,190
Intangible assets – net	40,332	63,095
Other long-term assets	26,964	24,512

Total assets	$1,559,242	$1,776,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150,284	$175,952
Accrued compensation	103,866	110,186
Billings in excess of costs on uncompleted contracts	93,989	103,343
Deferred income taxes	20,787	20,387
Current portion of long-term debt	11,904	10,989
Estimated contingent earn-out liabilities	609	3,568
Other current liabilities	69,003	79,436

Total current liabilities	450,442	503,861

Deferred income taxes	34,759	28,786
Long-term debt	180,972	192,842
Long-term estimated contingent earn-out liabilities	3,560	3,462
Other long-term liabilities	32,711	34,397
Commitments and contingencies (Note 18)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 27, 2015 and September 28, 2014	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 59,381 and 62,591 shares at September 27, 2015 and September 28, 2014, respectively	594	626
Additional paid-in capital	326,593	402,516
Accumulated other comprehensive loss	(143,171)	(42,538)
Retained earnings	672,309	651,475

Tetra Tech stockholders' equity	856,325	1,012,079
Noncontrolling interests	473	977

Total equity	856,798	1,013,056

Total liabilities and equity	$1,559,242	$1,776,404

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013

Revenue	$2,299,321	$2,483,814	$2,613,755
Subcontractor costs	(580,606)	(623,896)	(588,923)
Other costs of revenue	(1,402,925)	(1,577,481)	(1,757,842)
Selling, general and administrative expenses	(170,456)	(187,298)	(199,732)
Contingent consideration – fair value adjustments	3,113	58,694	9,560
Impairment of goodwill and other intangible assets	(60,763)	–	(56,600)

Operating income	87,684	153,833	20,218
Interest income	680	804	1,003
Interest expense	(8,043)	(10,294)	(8,689)

Income before income tax expense	80,321	144,343	12,532
Income tax expense	(41,093)	(35,668)	(14,038)

Net income (loss) including noncontrolling interests	39,228	108,675	(1,506)
Net income attributable to noncontrolling interests	(154)	(409)	(635)

Net income (loss) attributable to Tetra Tech	$39,074	$108,266	$(2,141)

Net income (loss) attributable to Tetra Tech per share:
Basic	$0.64	$1.68	$(0.03)

Diluted	$0.64	$1.66	$(0.03)

Weighted-average common shares outstanding:
Basic	60,913	64,379	64,544

Diluted	61,532	65,146	64,544

Cash dividends paid per share	$0.30	$0.14	$–

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013

Net income (loss) including noncontrolling interests	$39,228	$108,675	$(1,506)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(98,287)	(45,480)	(28,817)
Gain (loss) on cash flow hedge valuations	(2,489)	1,029	(389)

Other comprehensive loss, net of tax	(100,776)	(44,451)	(29,206)

Comprehensive income (loss) including noncontrolling interests	(61,548)	64,224	(30,712)
Net income attributable to noncontrolling interests	(154)	(409)	(635)
Foreign currency translation adjustments, net of tax	143	55	47

Comprehensive income attributable to noncontrolling interests	(11)	(354)	(588)

Comprehensive income (loss) attributable to Tetra Tech	$(61,559)	$63,870	$(31,300)

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended September 29, 2013, September 28, 2014, and September 27, 2015
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount

BALANCE AT SEPTEMBER 30, 2012	63,837	$638	$433,009	$31,017	$554,306	$1,018,970	$897	$1,019,867
Comprehensive income, net of tax:
Net income (loss)					(2,141)	(2,141)	635	(1,506)
Foreign currency translation adjustments				(28,770)		(28,770)	(47)	(28,817)
Loss on cash flow hedge valuations				(389)		(389)		(389)

Comprehensive income (loss), net of tax						(31,300)	588	(30,712)

Distributions paid to noncontrolling interests							(445)	(445)
Stock-based compensation			8,775			8,775		8,775
Stock options exercised	899	9	14,872			14,881		14,881
Shares issued for Employee Stock Purchase Plan	253	3	5,548			5,551		5,551
Stock repurchases	(855)	(9)	(19,991)			(20,000)		(20,000)
Tax expense for stock options			886			886		886

BALANCE AT SEPTEMBER 29, 2013	64,134	641	443,099	1,858	552,165	997,763	1,040	998,803
Comprehensive income, net of tax:
Net income					108,266	108,266	409	108,675
Foreign currency translation adjustments				(45,425)		(45,425)	(55)	(45,480)
Gain on cash flow hedge valuations				1,029		1,029		1,029

Comprehensive income, net of tax						63,870	354	64,224

Distributions paid to noncontrolling interests							(417)	(417)
Dividends					(8,956)	(8,956)		(8,956)
Stock-based compensation			10,374			10,374		10,374
Stock options exercised	1,263	13	22,956			22,969		22,969
Shares issued for Employee Stock Purchase Plan	246	2	5,597			5,599		5,599
Stock repurchases	(3,052)	(30)	(79,970)			(80,000)		(80,000)
Tax expense for stock options			460			460		460

BALANCE AT SEPTEMBER 28, 2014	62,591	626	402,516	(42,538)	651,475	1,012,079	977	1,013,056
Comprehensive income, net of tax:
Net income					39,074	39,074	154	39,228
Foreign currency translation adjustments				(98,144)		(98,144)	(143)	(98,287)
Loss on cash flow hedge valuations				(2,489)		(2,489)		(2,489)

Comprehensive income (loss), net of tax						(61,559)	11	(61,548)

Distributions paid to noncontrolling interests							(515)	(515)
Dividends					(18,240)	(18,240)		(18,240)
Stock-based compensation			10,926			10,926		10,926
Stock options exercised	510	5	8,985			8,990		8,990
Shares issued for Employee Stock Purchase Plan	243	3	5,200			5,203		5,203
Stock repurchases	(3,963)	(40)	(100,460)			(100,500)		(100,500)
Tax benefit for stock options			(574)			(574)		(574)

BALANCE AT SEPTEMBER 27, 2015	59,381	$594	$326,593	$(143,171)	$672,309	$856,325	$473	$856,798

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$39,228	$108,675	$(1,506)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	44,201	54,540	62,605
Loss on settlement of foreign currency forward contract	–	–	270
Equity in income of unconsolidated joint ventures	(5,131)	(2,804)	(3,461)
Distributions of earnings from unconsolidated joint ventures	5,252	2,724	4,458
Stock-based compensation	10,926	10,374	8,775
Excess tax benefits from stock-based compensation	(172)	(904)	(886)
Deferred income taxes	8,412	(145)	(11,468)
Provision for doubtful accounts	(1,034)	1,467	13,818
Impairment of goodwill and other intangible assets	60,763	–	56,600
Fair value adjustments to contingent consideration	(3,113)	(58,694)	(9,560)
Foreign exchange (gain) loss	(275)	(104)	754
Lease termination costs and related asset impairment	342	2,416	7,188
(Gain) loss on disposal of property and equipment	(6,014)	58	(287)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	40,345	(32,020)	87,367
Prepaid expenses and other assets	12,970	(4,481)	(11,782)
Accounts payable	(26,901)	31,772	(34,191)
Accrued compensation	(7,676)	(4,728)	(16,385)
Billings in excess of costs on uncompleted contracts	(10,319)	23,833	(16,830)
Other liabilities	(6,868)	(9,315)	21,489
Income taxes receivable/payable	7,911	4,712	(19,218)

Net cash provided by operating activities	162,847	127,376	137,750

Cash flows from investing activities:
Capital expenditures	(24,296)	(19,404)	(27,545)
Payments for business acquisitions, net of cash acquired	(11,680)	(30,251)	(171,349)
Payment in settlement of foreign currency forward contract	–	–	(4,177)
Receipt in settlement of foreign currency forward contract	–	–	3,907
Changes in restricted cash	4,530	–	470
Proceeds from sale of property and equipment	10,426	4,594	2,089
Payment received on note for sale of operation	–	3,900	–

Net cash used in investing activities	(21,020)	(41,161)	(196,605)

Cash flows from financing activities:
Payments on long-term debt	(75,459)	(4,379)	(171,400)
Proceeds from borrowings	64,794	–	296,389
Payments of earn-out liabilities	(3,199)	(18,663)	(33,672)
Payment of debt issuance costs	(1,457)	–	(2,136)
Distributions paid to noncontrolling interests	(515)	(417)	(445)
Excess tax benefits from stock-based compensation	172	904	886
Repurchases of common stock	(100,500)	(80,000)	(20,000)
Net proceeds from issuance of common stock	10,825	23,834	15,993
Dividend paid	(18,240)	(8,956)	–

Net cash provided by (used in) financing activities	(123,579)	(87,677)	85,615

Effect of foreign exchange rate changes on cash	(5,301)	(5,464)	(2,303)
Net increase (decrease) in cash and cash equivalents	12,947	(6,926)	24,457
Cash and cash equivalents at beginning of year	122,379	129,305	104,848

Cash and cash equivalents at end of year	$135,326	$122,379	$129,305

Supplemental information:
Cash paid during the year for:
Interest	$7,323	$8,293	$5,049
Income taxes, net of refunds of $5.4 million, $14.7 million and $6.7 million	$23,268	$28,092	$35,796

See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business

              We are a leading provider of consulting and engineering services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management and energy. We typically begin at the earliest stage of a project identifying technical solutions to problems and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, research and technology, engineering, design, construction management, operations and maintenance, and information technology.

2.           Basis of Presentation and Preparation

              Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been revised to conform to the current year presentation.

              Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2015, 2014 and 2013 each contained 52 weeks.

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

              Revenue Recognition and Contract Costs.    We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and cost estimates for each significant contract are reviewed and reassessed quarterly. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract's inception-to-date revenue, costs and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. For fiscal years 2015, 2014 and 2013, we recognized net unfavorable operating income adjustments of $8.9 million, $35.9 million and $40.1 million, respectively, due to changes in estimates. As of September 27, 2015 and September 28, 2014, we recorded a liability for anticipated losses of $10.5 million and $18.6 million, respectively. The estimated cost to complete the related contracts as of September 27, 2015 was $54.7 million.

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

              Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a negotiated fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed. Revenue is not recognized for non-recoverable costs. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.

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

              Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. Restricted cash of $4.5 million was included in "Prepaid expenses and other current assets" on the consolidated balance sheet at fiscal 2014 year-end. For cash held by our consolidated joint ventures, see Note 17, "Joint Ventures."

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

              Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 27, 2015 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amounts of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

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

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at June 29, 2015 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel,

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (See Note 6, "Goodwill and Intangible Assets" for further discussion). We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.

              The impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded. If our goodwill is impaired, we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

              Derivative Financial Instruments.    We account for our derivative instruments as either assets or liabilities and carry them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in stockholders' equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

              Income Taxes.    We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 27, 2015 will not be realized.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           Basis of Presentation and Preparation (Continued)

              Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 25% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2015 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 43.4%, 32.0% and 24.6% of our fiscal 2015 revenue was generated from our U.S government, U.S. commercial and international clients, respectively (see Note 20, "Reportable Segments" for more information).

              Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily CAD. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in results of operations, with the exception of intercompany foreign transactions that are considered long-term investments, which are recorded in "Accumulated other comprehensive income (loss)" on the consolidated balance sheets.

              Recently Adopted and Issued Accounting Guidance.    In July 2013, the Financial Accounting Standards Board ("FASB") issued an update on the financial statement presentation of unrecognized tax benefits. We are required to present a liability related to an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance became effective for us in the first quarter of fiscal 2015, and did not have a material impact on our consolidated financial statements.

              In April 2014, the FASB issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on our operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

              In August 2015, the FASB issued updated guidance relating to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The updated guidance allows for the deferral and presentation of debt issuance costs as an asset which may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

              In September 2015, the FASB issued updated guidance to simplify measurement-period adjustments in business combinations. The updated guidance eliminated the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

              On November 10, 2014, the Board of Directors authorized a new stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years. In fiscal 2015, we repurchased through open market purchases a total of 4.0 million shares at an average price of $25.36, for a total cost of $100.5 million under this new repurchase program.

              On November 10, 2014, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on November 26, 2014. On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.07 per share to stockholders of record as of the close of business on February 11, 2015. On April 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on May 29, 2015 to stockholders of record as of the close of business on May 14, 2015. On July 27, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on September 4, 2015 to stockholders of record as of the close of business on August 17, 2015. A total of $18.2 million was paid in dividends for fiscal 2015.

              Subsequent Event.    On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.

4.           Accounts Receivable – Net and Revenue Recognition

              Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following at September 27, 2015 and September 28, 2014:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Billed	$331,364	$351,693
Unbilled	311,823	363,050
Contract retentions	24,333	26,929

Total accounts receivable – gross	667,520	741,672
Allowance for doubtful accounts	(31,490)	(39,780)

Total accounts receivable – net	$636,030	$701,892

Billings in excess of costs on uncompleted contracts	$93,989	$103,343

              Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Accounts Receivable – Net and Revenue Recognition (Continued)

billed after the period end date. Substantially all of our unbilled receivables at September 27, 2015 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts, excluding those related to claims, will be earned within 12 months.

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

              Total accounts receivable at September 27, 2015 and September 28, 2014 included approximately $53 million and $79 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. The decline in claims in fiscal 2015 is primarily due to the settlement of two claims related to completed transportation projects in the RCM segment totaling $31 million. We settled for cash proceeds of $29 million and, as a result, recognized reduced revenue and operating income of $2.0 million in the RCM segment. We regularly evaluate all claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In fiscal 2015, we recorded net losses of $1.8 million related to all claims including the aforementioned completed transportation projects. We recognized revenue and an increase to operating income of $3.4 million related to the evaluation of the collectability of claims in fiscal 2014.

              Billed accounts receivable related to U.S. federal government contracts were $61.9 million and $57.4 million at September 27, 2015 and September 28, 2014, respectively. U.S. federal government unbilled receivables were $74.2 million and $73.2 million at September 27, 2015 and September 28, 2014, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 27, 2015 and September 28, 2014.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions

              In fiscal 2013, we acquired AEG, headquartered in Richfield, Ohio. AEG provides environmental, design, construction and maintenance services primarily to solid and hazardous waste, environmental, energy and utility clients. Also in the second quarter of fiscal 2013, we acquired Parkland, headquartered in Alberta, Canada. Parkland serves the oil and gas industry in Western Canada, and specializes in the technical support, engineering support and construction of pipelines and oilfield facilities. AEG and Parkland are both included in our RME segment. We also made other acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME segments during fiscal 2013. The aggregate fair value of the purchase prices for fiscal 2013 acquisitions was $248.9 million. Of this amount, $171.6 million was paid to the sellers, $2.0 million was recorded as liabilities in accordance with the purchase agreements, and $75.3 million was the estimated fair value of contingent earn-out obligations as of the respective acquisition dates, with an aggregate maximum of $86.7 million upon the achievement of specified financial objectives. In fiscal 2014, we made immaterial acquisitions that enhanced our service offerings and expanded our geographic presence in our WEI and RME segments.

              In fiscal 2015, we acquired Cornerstone Environmental Group, LLC ("CEG"), headquartered in Middletown, New York. CEG is an environmental engineering and consulting firm focused on solid waste markets in the United States, and is included in our RME segment. The fair value of the purchase price for CEG was $15.9 million. Of this amount, $11.8 million was paid to the sellers and $4.1 million was the estimated fair value of contingent earn-out obligations, with a maximum of $9.8 million, based upon the achievement of specified financial objectives.

              Subsequent Event.    On October 14, 2015, we announced the execution of a Bid Implementation Agreement to acquire 100% of the outstanding shares of Coffey International Limited ("Coffey") for A$0.425 cash per share. The closing is conditional on the satisfactory completion of customary conditions, including that we acquire at least 90% of Coffey's shares. Our off-market tender offer for Coffey shares opened on November 10, 2015. The acquisition is expected to close in the second quarter of fiscal 2016, with a purchase price for 100% of the shares of approximately $76 million.

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

              We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the previous estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During fiscal years 2015, 2014 and 2013, we recorded net decreases in our contingent earn-out liabilities and reported related net gains in operating income of $3.1 million, $58.7 million and $9.6 million, respectively. The fiscal 2015 gain resulted from an updated valuation of the contingent consideration liability for Caber, which is part of our RME segment.

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

              The determination of the fair value of the purchase price for Caber on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. This initial valuation

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

was primarily based on probability-weighted internal estimates of Caber's operating income during each earn-out period. As a result of these estimates, we calculated an initial fair value at the acquisition date of Caber's contingent earn-out liability of C$6.5 million in the first quarter of fiscal 2014. In determining that Caber would earn 81% of the maximum potential earn-out, we considered several factors including Caber's recent historical revenue and operating income levels and growth rates. We also considered the recent trend in Caber's backlog level and the prospects for the oil and gas industry in Western Canada.

              Caber's actual financial performance in the first earn-out period exceeded our original estimate at the acquisition date. As a result, in the fourth quarter of fiscal 2014, we increased the related contingent consideration liability and recognized a loss of $1.0 million. This updated valuation included our assumption that Caber would earn the maximum amount of contingent consideration of C$4.0 million in the first earn-out period. In the second quarter of fiscal 2015, we completed our final calculation of the contingent consideration for the first earn-out period and paid contingent consideration of C$4.0 million (USD$3.2 million). At that time we also evaluated our estimate of Caber's contingent consideration liability for the second earn-out period. This assessment included a review of the status of on-going projects in Caber's backlog, and the inventory of prospective new contract awards. We also considered the status of the oil and gas industry in Western Canada, particularly in light of the recent decline in oil prices. As a result of this assessment, we concluded that Caber's operating income in the second earn-out period would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015. We concluded that Caber's operating income for the second earn-out period, which ends in the first quarter of fiscal 2016, would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration. Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.

              The fiscal 2014 net gains primarily resulted from updated valuations of the contingent consideration liabilities for Parkland and AEG, which are both part of our RME segment.

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

              The determination of the fair value of the purchase price for Parkland on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. This initial valuation was primarily based on probability-weighted internal estimates of Parkland's operating income during each earn-out period. As a result of these estimates, we calculated an initial fair value at the acquisition date of Parkland's contingent earn-out liability of C$46.8 million in the second quarter of fiscal 2013. In determining that Parkland would attain 84% of the maximum potential earn-out, we considered several

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

factors including Parkland's recent historical revenue and operating income levels and growth rates, the recent trend in Parkland's backlog level, and the prospects for the midstream oil and gas industry in Western Canada.

              In fiscal 2014, we recorded decreases in our contingent earn-out liability for Parkland and reported related net gains in operating income of $44.6 million. These gains resulted from Parkland's actual and projected post-acquisition performance falling below our initial expectations concerning the likelihood and timing of achieving the relevant operating income thresholds. The remaining difference compared to the initial value was due to currency translation, and the related liability was $0 at the end of fiscal 2014.

              In the second quarter of fiscal 2014, we updated the estimated cost to complete a large fixed-price contract at Parkland, and determined that the project would be break-even compared to the significant profit estimated the previous quarter when the project was initiated. As a result, during the second quarter of fiscal 2014 we reversed $5.3 million of profit previously recognized on the project. This variance, and our updated estimate that the revenue for the remainder of the project would produce no operating income, resulted in our conclusion that Parkland's operating income in the first and second earn-out periods would fall below the minimum operating income thresholds in each such year. As a result, we reduced the contingent earn-out liability for the first and second earn-out periods to $0, which resulted in gains totaling $24.7 million ($5.6 million and $19.1 million in the first and second quarters of fiscal 2014, respectively).

              In the fourth quarter of fiscal 2014, we updated our projection of Parkland's operating income for the third earn-out period. This assessment included a review of the projects in Parkland's backlog, the inventory of prospective new contract awards, and the forecast for economic activity in the Western Canada oil and gas sector. As a result of this assessment, we concluded that Parkland's operating income in the third earn-out period would be lower than our original estimate at the acquisition date and would fall below the minimum operating income threshold. As a result, we reduced the remaining contingent earn-out liability balance for the third earn-out period to $0, which resulted in a gain of $19.9 million.

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

              The determination of the fair value of the purchase price for AEG on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. This initial valuation

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

was primarily based on probability-weighted internal estimates of AEG's operating income during each earn-out period. As a result of these estimates, we calculated an initial fair value at the acquisition date of AEG's contingent earn-out liability of $21.5 million in the second quarter of fiscal 2013. In determining that AEG would attain 79% of the maximum potential earn-out we considered several factors including AEG's recent historical revenue and operating income levels and growth rates. We also considered the recent trend in AEG's backlog level and the prospects for the solid waste industry in the United States.

              AEG's first earn-out period ended on the last day of the first quarter of fiscal 2014. As a result, during the first quarter of fiscal 2014, we performed a preliminary calculation of the contingent consideration for the first earn-out period and concluded that AEG's operating income in that period would be higher than both our original estimate at the acquisition date and our previous quarterly estimates. As a result, we increased the contingent earn-out liability for the first earn-out period, which resulted in an additional expense of $1.0 million. The contingent consideration of $9.1 million for the first earn-out period was paid in the second quarter of fiscal 2014.

              During calendar 2014, which corresponds to AEG's second earn-out period, adverse weather conditions hindered AEG's ability to complete its project field work. As a result, in the third quarter of fiscal 2014, we updated our projection of AEG's operating income for its second earn-out period. This assessment included a review of the status of on-going projects in AEG's backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that AEG's operating income in the second earn-out period would be significantly lower than our original estimate at the acquisition date, would fall below the minimum operating income threshold, but would still exceed $9.0 million of operating income in order to earn the additional tranche. As a result, we reduced the contingent earn-out liability, which resulted in a gain of $8.9 million in the third quarter of fiscal 2014.

              During the fourth quarter of fiscal 2014, we performed an updated projection of AEG's operating income for its second earn-out period based on actual results and the forecast for the remainder of the second earn-out period. Based on this analysis, we concluded that AEG's operating income in the second earn-out period would be lower than the $9.0 million needed to receive the $4.5 million of contingent consideration that remained accrued for performance in both earn-out years. As a result, we reduced the contingent earn-out liability to $0, which resulted in a gain of $4.5 million in the fourth quarter of fiscal 2014, and net gains of $13.2 million for all of fiscal 2014.

              Each time we determined that Caber's, AEG's and Parkland's operating income would be lower than our original estimate at the acquisition date, we also evaluated the related goodwill for potential impairment. In each case, we determined that the lower income projections were the result of temporary events, and did not negatively impact the reporting unit's longer term performance or result in a goodwill impairment.

              At September 27, 2015, there was a total maximum of $29.3 million of outstanding contingent consideration related to acquisitions. Of this amount, $4.2 million was estimated as the fair value and accrued on our consolidated balance sheet.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Mergers and Acquisitions (Continued)

              The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Beginning balance (at fair value)	$7,030	$81,789	$51,539
Estimated earn-out liabilities for acquisitions during the fiscal year	4,100	6,242	75,253
Earn-out liabilities for acquisitions completed prior to fiscal 2010.	–	–	250
Increases due to re-measurement of fair value reported in interest expense	136	1,846	2,433
Net decreases due to re-measurement of fair value reported as gains in operating income	(3,113)	(58,694)	(9,560)
Foreign exchange impact	(785)	(3,507)	(2,480)
Earn-out payments:
Reported as cash used in operating activities	–	(1,984)	(695)
Reported as cash used in investing activities	–	–	(1,279)
Reported as cash used in financing activities	(3,199)	(18,662)	(33,672)

Ending balance (at fair value)	$4,169	$7,030	$81,789

6.           Goodwill and Intangible Assets

              The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)
Balance at September 29, 2013	$229,931	$492,861	$722,792
Goodwill additions	8,982	11,642	20,624
Foreign exchange translation	(6,922)	(22,779)	(29,701)
Goodwill adjustments	–	475	475

Balance at September 28, 2014	231,991	482,199	714,190
Goodwill additions	–	6,272	6,272
Foreign exchange translation	(21,243)	(39,722)	(60,965)
Goodwill impairment	–	(58,118)	(58,118)

Balance at September 27, 2015	$210,748	$390,631	$601,379

              We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent review was performed at June 29, 2015 (i.e. the first day of our fourth quarter in fiscal 2015). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

              In the fourth quarter of fiscal 2015, the mining sector continued to contract in response to lower global growth expectations driven in large part by China's actual and projected slower economic growth. Consistent with this trend, our mining customers continued their curtailment of capital spending for new mining projects. As a result, GMP experienced a 25% decline in revenue in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014. This negative trend was compared to the expected revenue growth of approximately 3% in the previous goodwill impairment test, performed as of June 30, 2014. In response to these results, we performed a strategic review of GMP in the fourth quarter of fiscal 2015, and determined that our mining activities would likely decline further in fiscal 2016, and that revenue and profits would not return to acceptable levels of performance in the foreseeable future. We also decided to redeploy a significant portion of our mining resources into other operational areas that have better growth and profitability prospects. Consequently, as of the first day of fiscal 2016, GMP is no longer a reporting unit. We considered GMP's financial performance and prospects in our goodwill impairment analysis in the fourth quarter of fiscal 2015 and determined that GMP's fair value had fallen significantly below its carrying value, including goodwill. As required, we performed further analysis to measure the amount of the impairment loss and, as a result, we wrote-off all of GMP's goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015. The related goodwill and identifiable intangible assets that were determined not to be recoverable totaled $58.1 million and $2.7 million, respectively.

              Our fourth quarter 2015 goodwill impairment review indicated that we had no other impairment of goodwill, and all of our other reporting units had estimated fair values that were in excess of their carrying values, including goodwill. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.

              In the fourth quarter of fiscal 2015, we also identified one reporting unit, WMG in our RME segment, which had an estimated fair value that exceeded its carrying value by less than 20%. As previously discussed, we estimate the fair value of all reporting units with a goodwill balance based on a comparison and weighting of the income approach (weighted 70%), specifically the discounted cash flow method and the market approach (weighted 30%), which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. The resulting fair value is most sensitive to the assumptions we use in our discounted cash flow analysis. The assumptions that have the most significant impact on the fair value calculation are the reporting unit's revenue growth rate and operating profit margin, and the discount rate used to convert future estimated cash flows to a single present value amount.

              In our discounted cash flow model for WMG in the fourth quarter of fiscal 2015, we assumed annual revenue growth rates of 3% to 5% based on historical trends in WMG and the solid waste industry, projections for future solid waste activity, and WMG's backlog and prospects for new orders. We discounted the resulting cash flows at a rate of 11.0%. Our market based assessment resulted in a value

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

approximating a 1.0 multiple of revenue for the 12 month period preceding the valuation date. The discounted cash flow value, combined on a weighted-basis with the results of our market analysis, resulted in an estimated fair value for WMG of $103.5 million compared to our carrying value including goodwill of $93.9 million. As of September 27, 2015, the goodwill amount for WMG was $54.5 million.

              Although we believe that our current estimate of fair value is reasonable, our analysis is primarily dependent on our future level of revenue from our solid waste clients. However, the extent of our future activity is uncertain. We currently anticipate that if WMG's future revenue grows by less than 2.0%, or market prices for similar businesses decline by more than 10%, WMG's goodwill could become impaired.

              Additionally, if the yield on 20-year U.S. treasury bonds (our assumed risk-free rate of return) or the additional return investors require for alternate investments, including those similar to WMG, increases, we may be required to increase the discount rate used in our cash flow analysis. If all of our operating assumptions remain constant, but we are required to increase the discount rate in our cash flow model to 14.0% or higher, WMG's goodwill could become impaired.

              Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for WEI were $241.8 million and $263.1 million at September 27, 2015 and September 28, 2014, respectively, excluding $31.1 million of accumulated impairment. The gross amounts of goodwill for RME were $475.1 million and $508.6 million at September 27, 2015 and September 28, 2014, respectively, excluding $84.5 million of accumulated impairment.

              The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 27, 2015			September 28, 2014
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	1.1	$819	$(587)	$1,086	$(524)
Client relations	3.4	106,676	(67,726)	122,198	(61,117)
Backlog	0.6	2,115	(1,444)	1,283	(1,072)
Technology and trade names	1.4	2,506	(2,027)	2,917	(1,676)

Total		$112,116	$(71,784)	$127,484	$(64,389)

              Foreign currency translation adjustments reduced net identifiable intangible assets by $4.4 million in fiscal 2015. Amortization expense for the identifiable intangible assets for fiscal 2015, 2014 and 2013 was

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Goodwill and Intangible Assets (Continued)

$20.2 million, $27.3 million and $32.4 million, respectively. Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)
2016	$15,290
2017	12,718
2018	5,856
2019	2,989
2020	2,418
Beyond	1,061

Total	$40,332

7.           Property and Equipment

              The property and equipment consisted of the following:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Land and buildings	$3,661	$4,029
Equipment, furniture and fixtures	176,883	204,298
Leasehold improvements	21,582	24,478

Total property and equipment	202,126	232,805
Accumulated depreciation	(137,220)	(158,941)

Property and equipment, net	$64,906	$73,864

              The depreciation expense related to property and equipment, including assets under capital leases, was $23.1 million, $26.5 million and $29.5 million for fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, we sold assets with a net book value of $4.4 million for net proceeds of $10.4 million, and recognized a corresponding net gain of $6.0 million. This equipment was primarily related to our RCM segment.

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

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes

              The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Income (loss) before income taxes:
United States	$118,822	$118,900	$60,547
Foreign	(38,501)	25,443	(48,015)

Total income before income taxes	$80,321	$144,343	$12,532

              Income tax expense consisted of the following:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
		(in thousands)
Current:
Federal	$23,836	$26,503	$11,155
State	5,072	7,551	2,705
Foreign	3,773	1,759	11,646

Total current income tax expense	32,681	35,813	25,506

Deferred:
Federal	7,218	5,957	(2,965)
State	2,335	434	(637)
Foreign	(1,141)	(6,536)	(7,866)

Total deferred income tax expense (benefit)	8,412	(145)	(11,468)

Total income tax expense	$41,093	$35,668	$14,038

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	3.4	10.5
R&E credits	(3.8)	(0.6)	(52.8)
Domestic production deduction	(0.8)	(0.7)	(6.6)
Tax differential on foreign earnings	(2.5)	(5.5)	(34.0)
Corrections of prior-year errors	–	–	26.0
Goodwill and contingent consideration	12.0	(8.2)	90.0
Stock compensation	0.5	0.2	3.5
Valuation allowance	5.7	0.3	39.5
Other	0.1	0.8	0.9

Total income tax expense	51.2%	24.7%	112.0%

              In fiscal 2015, we recorded income tax expense of $41.1 million, representing an effective tax rate of 51.2%. This tax rate is significantly higher than the expected statutory tax rate primarily due to the $60.8 million goodwill and intangible assets impairment charge, most of which was not tax deductible. In fiscal 2014, we recorded income tax expense of $35.7 million, representing an effective tax rate of 24.7%, which was lower than the expected rate due to the impact of gains from changes to contingent consideration liabilities, most of which were not taxable. Excluding these items in both years, our effective tax rate was 32.3% in fiscal 2015 compared to 36.2% in fiscal 2014. During the first quarter of fiscal 2015, the Tax Increase Prevention Act of 2014 was signed into law. This law retroactively extended the federal R&E credits for amounts incurred from January 1, 2014 through December 31, 2014. Our income tax expense for fiscal 2015 includes a tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014, primarily related to the retroactive recognition of these credits. The remainder of the decline in the effective tax rate was primarily due to a higher proportion of operating income from international operations, which have lower tax rates than the U.S., in fiscal 2015 compared to last year.

              We are currently under examination by the Internal Revenue Service for the fiscal years 2010 through 2013, and by the California Franchise Tax Board for fiscal years 2004 through 2009. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2010.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Deferred Tax Asset:
State taxes	$1,746	$2,635
Reserves and contingent liabilities	3,842	8,860
Allowance for doubtful accounts	4,115	6,084
Accrued liabilities	19,404	12,212
Stock-based compensation	10,516	10,273
Intangibles	2,910	1,159
Loss carry-forwards	5,512	10,815
Valuation allowance	(7,791)	(7,576)

Total deferred tax asset	40,254	44,462

Deferred Tax Liability:
Unbilled revenue	(46,513)	(49,150)
Prepaid expense	(5,506)	(5,834)
Intangibles	(33,068)	(30,416)
Property and equipment	(10,713)	(8,235)

Total deferred tax liability	(95,800)	(93,635)

Net deferred tax liability	$(55,546)	$(49,173)

              At September 27, 2015, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $60.0 million are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 27, 2015, the incremental federal tax applicable to those earnings would be approximately $5.1 million.

              At September 27, 2015, we had available unused state net operating loss ("NOL") carry forwards of $38.4 million that expire at various dates from 2022 to 2035; and available foreign NOL carry forwards of $18.4 million, of which $14.0 million expire at various dates from 2022 to 2035, and $4.4 million have no expiration date. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards and certain foreign intangibles for which a valuation allowance of $7.8 million has been provided.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Income Taxes (Continued)

              At September 27, 2015, we had $21.6 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2015 were $21.6 million of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Beginning balance	$21,717	$25,886	$24,092
Additions for current year tax positions	1,147	1,243	2,661
Additions for prior year tax positions	2,309	1,416	4,951
Reductions for prior year tax positions	(23)	–	(5,818)
Settlements	(3,532)	(6,828)	–

Ending balance	$21,618	$21,717	$25,886

              We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2015 and 2014, we accrued additional interest of $0.4 million and $0.2 million, respectively, and recorded reductions in accrued interest of $0.5 million and $0.9 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 27, 2015 and September 28, 2014, was $1.2 million and $1.4 million, respectively.

9.           Long-Term Debt

              Long-term debt consisted of the following:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Credit facilities	$192,203	$202,438
Other	673	1,393

Total long-term debt	192,876	203,831
Less: Current portion of long-term debt	(11,904)	(10,989)

Long-term debt, less current portion	$180,972	$192,842

              On May 7, 2013, we entered into our Credit Agreement, which provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018. On May 29, 2015, we entered into a third amendment to our Credit Agreement, which extended the maturity date for the term loan and the revolving credit facility to May 2020. The Credit Agreement is a $654.8 million senior

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

secured, five-year facility that provides for a $194.8 million Term Loan Facility and a $460 million Revolving Credit Facility. The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings. The interest rate provisions of the term loan and the revolving credit facility did not materially change.

              The Term Loan Facility was fully drawn on May 7, 2013, and had an outstanding principal balance of $194.8 million at May 29, 2015. The Term Loan Facility is subject to quarterly amortization of principal, with $10.3 million payable in year 1, and $15.4 million payable in years 2 through 5. The Term Loan may be prepaid at any time without penalty. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Term Loan Facility is subject to the same interest rate provisions. The interest rate of the Term Loan Facility at the date of inception was 1.57%. The Credit Agreement expires on May 29, 2020, or earlier at our discretion upon payment in full of loans and other obligations.

              As of September 27, 2015, we had $192.2 million in outstanding borrowings under the Credit Agreement, which consisted entirely of the Term Loan Facility at a weighted-average interest rate of 1.58% per annum. In addition, we had $1.3 million in standby letters of credit. Our average effective weighted-average interest rate on borrowings outstanding at September 27, 2015 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments" of the "Notes to Consolidated Financial Statements", was 2.73%. At September 27, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $381.6 million could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $26.2 million, of which $5.6 million was issued in currencies other than the U.S. dollar.

              The Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Credit Agreement) and a minimum Consolidated Fixed Charge Coverage Ratio of 1.25 to 1.00 (EBITDA, as defined in the Credit Agreement minus capital expenditures/cash interest plus taxes plus principal payments of indebtedness including capital leases, notes and post-acquisition payments).

              At September 27, 2015, we were in compliance with these covenants with a consolidated leverage ratio of 1.11x and a consolidated fixed charge coverage ratio of 3.91x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Long-Term Debt (Continued)

              The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2016	$11,904
2017	15,629
2018	15,423
2019	15,388
2020	15,375
Beyond	119,157

Total	$192,876

10.         Leases

              We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2015, 2014 and 2013, we recognized $66.4 million, $70.0 million and $80.8 million of expense associated with operating leases, respectively. The following are amounts payable under non-cancelable operating and capital lease commitments for the next five fiscal years and beyond:

	Operating	Capital
	(in thousands)
2016	$59,779	$394
2017	48,212	243
2018	36,252	50
2019	26,055	13
2020	18,605	–
Beyond	11,847	–

Total	$200,750	700

Less: Amounts representing interest		27

Net present value		$673

              We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $2.2 million in fiscal 2014 and $4.5 million in fiscal 2013. These amounts were initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2021.

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

	WEI	RME	RCM	Total
	(in thousands)
Balance at September 29, 2013	$1,599	$4,674	$–	$6,273
Costs incurred and charged to expense	–	2,035	423	2,458
Adjustments (1)	(699)	(1,663)	–	(2,362)

Balance at September 28, 2014	$900	$5,046	$423	$6,369

Cost incurred and charged to expense	–	–	–	–
Adjustments (1)	(369)	(2,585)	(246)	(3,200)

Balance as September 27, 2015	$531	$2,461	$177	$3,169

(1)
Adjustments of the actual timing and potential termination costs or realization of sublease income.

11.         Stockholders' Equity and Stock Compensation Plans

              At September 27, 2015, we had the following stock-based compensation plans:

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

  •
  2005 Equity Incentive Plan ("2005 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options and restricted stock and RSUs, with respect to an aggregate of 6,086,216 shares of our common stock. Options granted before March 6, 2006 vest

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

    at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.

    Our Compensation Committee has also awarded restricted stock to executive officers and non-employee directors under the 2005 EIP. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based.

  •
  2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, Performance Share Units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights ("SARs"), which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. At September 27, 2015, there were 5.0 million shares available for future awards pursuant to the 2015 EIP.

              The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Total stock-based compensation	$10,926	$10,374	$8,775
Income tax benefit related to stock-based compensation	(3,811)	(3,696)	(3,048)

Stock-based compensation, net of tax benefit	$7,115	$6,678	$5,727

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

Stock Options

              Stock option activity for the fiscal year ended September 27, 2015 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding on September 28, 2014	3,383	$23.14
Granted	266	27.26
Exercised	(501)	26.12
Forfeited	(163)	24.41

Outstanding at September 27, 2015	2,985	$23.71	3.64	$5,656

Vested or expected to vest at September 27, 2015	2,920	$23.71	3.58	$5,565

Exercisable on September 27, 2015	2,336	$22.93	2.91	$5,371

              The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2015 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 27, 2015. This amount will change based on the fair market value of our stock. At September 27, 2015, we expect to recognize $3.9 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2.1 years.

              The weighted-average fair value of stock options granted during fiscal 2015, 2014 and 2013 was $8.20, $9.36 and $8.74, respectively. The aggregate intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $2.3 million, $9.3 million and $6.4 million, respectively.

              The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Dividend yield	1.0%	–	–
Expected stock price volatility	36.2% - 38.8%	36.1% - 38.8%	41.7% - 42.2%
Risk-free rate of return, annual	1.5% - 1.7%	1.3% - 1.5%	0.6% - 1.3%

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

              For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2015, 2014 and 2013 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.

              Net cash proceeds from the exercise of stock options were $10.8 million, $23.8 million and $16.0 million for fiscal 2015, 2014 and 2013, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2015, 2014 and 2013 was $3.0 million, $4.6 million and $3.7 million, respectively.

Restricted Stock , PSUs and RSUs

              Restricted stock activity for the fiscal year ended September 27, 2015 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 28, 2014	223	$26.26
Granted	–	–
Vested	(55)	28.58
Forfeited	(64)	22.87

Nonvested balance at September 27, 2015	104	$27.15

Vested or expected to vest at September 27, 2015	104	$27.15

              In fiscal 2015, 2014 and 2013, we awarded 0 shares, 117,067 shares and 108,350 shares, respectively, of restricted stock to certain of our executive officers and non-employee directors. Vesting is performance-based, such that the percentage of awarded shares that ultimately vests, from 0% to 140%, is dependent on fiscal year EPS growth rates for the three fiscal years that end after the award date. In fiscal 2013, an additional 4,947 shares of restricted stock, respectively, were awarded for performance-based adjustments in excess of 100% vesting. Restricted stock forfeitures resulted from performance-based vesting of less than 100%. Forfeited shares return to the pool of authorized shares available for award.

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

              In fiscal 2015, we awarded 139,052 PSUs to our executive officers and non-employee directors at the weighted-average fair value of $31.66 per share on the award date. All of the PSUs are

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our EPS and 50% on our relative total shareholder return over the vesting period.

              RSU activity for the fiscal year ended September 27, 2015 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value

Nonvested balance at September 28, 2014	432	$26.09
Granted	235	27.21
Vested	(141)	25.64
Forfeited	(43)	26.33

Nonvested balance at September 27, 2015	483	$26.75

              In fiscal 2015, we also awarded 234,685 RSUs to our employees at the weighted average fair value of $27.21 per share on the award date. All of the RSUs have time-based vesting over a four-year period, except that RSUs awarded to directors vest after one year. At September 27, 2015, there were 483,111 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

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

              The stock-based compensation expense related to restricted stock and RSUs for fiscal years 2015, 2014 and 2013 was $7.5 million, $4.6 million and $2.2 million, respectively, and was included in the total stock-based compensation expense. At September 27, 2015, there was $12.8 million of unrecognized compensation costs related to restricted stock and RSUs that will be substantially recognized by the end of fiscal 2018.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Stockholders' Equity and Stock Compensation Plans (Continued)

ESPP

              The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands, except for purchase price)
Shares purchased	243	245	253
Weighted-average purchase price	$21.44	$22.99	$21.96
Cash received from exercise of purchase rights	$5,204	$5,604	$5,551
Aggregate intrinsic value	$1,277	$1,221	$1,140

              The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Dividend yield	1.1%	–	–
Expected stock price volatility	23.7%	29.2%	27.1%
Risk-free rate of return, annual	0.2%	0.1%	0.1%
Expected life (in years)	1	1	1

              For fiscal 2015, 2014 and 2013, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.

              Included in stock-based compensation expense for fiscal 2015, 2014 and 2013 was $0.6 million, $0.7 million and $0.8 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at September 27, 2015 and September 28, 2014 were $0.1 million and $0.2 million, respectively. At September 27, 2015, ESPP participants had accumulated $2.6 million to purchase our common stock.

12.         Retirement Plans

              We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2015, 2014 and 2013, employer contributions to the plans were $9.8 million, $9.6 million and $9.5 million, respectively.

              We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.         Retirement Plans (Continued)

salary, incentive payments, restricted stock and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 27, 2015 and September 28, 2014, the consolidated balance sheets reflect assets of $19.5 million and $20.1 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $19.3 million and $19.9 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."

13.         Earnings Per Share

              The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands, except per share data)
Net income (loss) attributable to Tetra Tech	$39,074	$108,266	$(2,141)

Weighted-average common shares outstanding – basic	60,913	64,379	64,544
Effect of diluted stock options and unvested restricted stock	619	767	–

Weighted-average common stock outstanding – diluted	61,532	65,146	64,544

Net income (loss) attributable to Tetra Tech per share:
Basic	$0.64	$1.68	$(0.03)

Diluted	$0.64	$1.66	$(0.03)

              For 2015 and 2014, 1.0 million and no options were excluded from the calculation of dilutive potential common shares, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive. The computation of diluted loss per share for fiscal 2013 excludes 0.5 million of potential common shares due to their anti-dilutive effect.

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

              We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our consolidated balance sheets as accumulated other comprehensive income (loss).

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

              In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our Term loan Facility. At September 27, 2015 and September 28, 2014, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $2.3 million and ($0.2) million, respectively, all of which is expected to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

              As of September 27, 2015, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$48,047	1.36%	May 2018
48,047	1.34%	May 2018
48,047	1.35%	May 2018
24,023	1.23%	May 2018
24,023	1.24%	May 2018

              The fair values of our outstanding derivative designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 27, 2015	September 28, 2014
		(in thousands)

Interest rate swap agreements	Other current liabilities	$2,518	$45

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.         Derivative Financial Instruments (Continued)

              The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the fiscal years ended September 27, 2015 and September 28, 2014. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements. We had no derivative instruments that were not designated as hedging instruments for fiscal 2015, 2014 and 2013.

15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

              The accumulated balances and reporting period activities for fiscal 2015 and 2014 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 29, 2013	$2,340	$(482)	$1,858
Other comprehensive (loss) income before reclassifications	(45,425)	3,317	(42,108)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	–	(2,288)	(2,288)

Net current-period other comprehensive (loss) income	(45,425)	1,029	(44,396)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive loss before reclassifications	(98,144)	(203)	(98,347)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	–	(2,286)	(2,286)

Net current-period other comprehensive loss	(98,144)	(2,489)	(100,633)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

(1)
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

              Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in "Critical Accounting Policies and Estimates"). The carrying value of our long-term debt approximated fair value at September 27, 2015 and September 28, 2014. For fiscal 2015, we had borrowings of $192.2 million outstanding under our Credit Agreement, which were used to fund our business acquisitions, working capital needs and contingent earn-outs (see Note 9, "Long-Term Debt" for more information).

17.         Joint Ventures

Consolidated Joint Ventures

              The aggregate revenue of the consolidated joint ventures was $7.5 million, $12.3 million and $15.6 million for fiscal 2015, 2014 and 2013, respectively. The assets and liabilities of these consolidated joint ventures were immaterial at fiscal 2015, 2014 and 2013 year-ends. These assets are restricted for use only by those joint ventures and are not available for our general operations. Cash and cash equivalents maintained by the consolidated joint ventures at September 27, 2015 and September 28, 2014 were $0.7 million and $1.4 million, respectively.

Unconsolidated Joint Ventures

              We account for our unconsolidated joint ventures using the equity method of accounting. Under this method, we recognize our proportionate share of the net earnings of these joint ventures within "Other costs of revenue" in our consolidated statements of operations. For fiscal 2015, 2014 and 2013, we reported $5.1 million, $2.8 million and $3.5 million of equity in earnings of unconsolidated joint ventures, respectively. Our maximum exposure to loss as a result of our investments in unconsolidated variable interest entities is typically limited to the aggregate of the carrying value of the investment. Future funding commitments for the unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in aggregate, immaterial to our consolidated financial statements.

              The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $17.1 million and $15.2 million, respectively, at September 27, 2015, and $20.1 million and $18.0 million, respectively, at September 28, 2014.

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

              We acquired BPR Inc. ("BPR"), a Quebec-based engineering firm on October 4, 2010. Subsequently, we have been informed of the following with respect to pre-acquisition activities at BPR. On April 17, 2012, authorities in the province of Quebec, Canada charged two former employees of BPR Triax, a subsidiary of BPR, and BPR Triax, under the Canadian Criminal Code with allegations of corruption. Discovery procedures associated with the charges are currently ongoing, and the legal process is expected to continue into 2016. We have conducted an internal investigation concerning this matter and, based on the results of our investigation, we believe these allegations are limited to activities at BPR Triax prior to our acquisition of BPR. The financial impact to us of this matter is unknown at this time. On April 19, 2013, a class action proceeding was filed in Montreal in which BPR, BPR's former president, and other Quebec-based engineering firms and individuals are named as defendants. The plaintiff class includes all individuals and entities that have paid real estate or municipal taxes to the city of Montreal. The allegations include participation in collusion to share contracts awarded by the City of Montreal, conspiracy to reduce competition and fix prices, payment of bribes to officials, making illegal political contributions, and bid rigging. A class certification hearing was held in March 2014, and on May 7, 2014, the court dismissed the action. On June 5, 2014, the plaintiff filed an appeal, and on November 3, 2014, the court dismissed this appeal. The plaintiff filed an appeal with the Supreme Court of Canada, and on April 23, 2015, the court dismissed the application. Accordingly, this matter is officially closed.

19.         Reportable Segments

              Beginning in the first quarter of fiscal 2015, we reorganized our ongoing operations to better align them with our markets, resulting in two renamed reportable segments. We now report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in the WEI reportable segment. Our RME reportable segment includes our natural resources, energy, waste management, remediation, utilities and international development services. We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

              Our reportable segments are described as follows:

              WEI:    WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies. WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients. The primary markets for WEI's services include water resources analysis and water management, environmental restoration, government consulting, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and regional and local development. WEI's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

              RME:    RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs. RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

development agencies. The primary markets for RME's services include natural resources, energy, remediation, waste management, utilities and international development. RME's services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance. RME supports EPCM for full service implementation of commercial projects.

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

              The following tables set forth summarized financial information concerning our reportable segments:

Reportable Segments

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Revenue
WEI	$938,469	$946,849	$963,592
RME	1,342,889	1,406,885	1,389,711
RCM	86,575	221,108	305,821
Elimination of inter-segment revenue	(68,612)	(91,028)	(45,369)

Total revenue	$2,299,321	$2,483,814	$2,613,755

Operating Income
WEI	$92,920	$93,972	$59,924
RME	93,581	84,743	74,796
RCM	(8,614)	(45,151)	(24,986)
Corporate (1)	(90,203)	20,269	(89,516)

Total operating income	$87,684	$153,833	$20,218

Depreciation
WEI	$4,763	$5,627	$7,918
RME	13,914	14,764	15,295
RCM	1,801	2,958	3,280
Corporate	2,632	3,103	3,055

Total depreciation	$23,110	$26,452	$29,548

(1)
Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The impairment charges of $60.8 million and $56.6 million for

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

  fiscal 2015 and 2013, respectively, were recorded at Corporate. The intangible asset amortization expense for fiscal 2015, 2014 and 2013 was $20.2 million, $27.3 million and $32.4 million, respectively. Corporate results also included income for fair value adjustments to contingent consideration liabilities of $3.1 million, $58.7 million and $9.6 million for 2015, 2014 and 2013, respectively.

	September 27, 2015	September 28, 2014
	(in thousands)
Total Assets
WEI	$267,576	$302,877
RME	441,662	442,911
RCM	57,612	100,996
Corporate (1)	792,392	929,620

Total assets	$1,559,242	$1,776,404

(1)
Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
	September 27, 2015		September 28, 2014		September 29, 2013
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
			(in thousands)
United States	$1,734,439	$61,526	$1,840,129	$61,940	$1,915,780	$76,229
Foreign countries (1)	564,882	32,230	643,685	38,576	697,975	41,500

(1)
Includes revenue generated from our foreign operations, primarily in Canada, and revenue generated from non-U.S. clients. Long-lived assets consist primarily of amounts from our Canadian operations.
(2)
Excludes goodwill and other intangible assets.

Major Clients

              Other than the U.S. federal government, we had no single client that accounted for more than 10% of our revenue. All of our segments generated revenue from all client sectors.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.         Reportable Segments (Continued)

              The following table presents our revenue by client sector:

	Fiscal Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands)
Client Sector
International (1)	$564,882	$643,649	$697,975
U.S commercial	736,815	713,266	693,677
U.S. federal government (2)	709,600	772,290	829,790
U.S. state and local government	288,024	354,609	392,313

Total	$2,299,321	$2,483,814	$2,613,755

(1)
Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.
(2)
Includes revenue generated under U.S. federal government contracts performed outside the United States.

20.         Quarterly Financial Information – Unaudited

              In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 27, 2015 and September 28, 2014 reflect all adjustments necessary for a fair statement of the results of operations.

              As a result of GMP's financial performance and prospects, we wrote-off all of GMP's goodwill and intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.

              In the fourth quarter of fiscal 2014, our RCM segment reported a loss of $35.1 million. These results included project charges of $25.6 million primarily, related to two lines of business with U.S. federal and state and local government clients that we have decided to exit or wind-down. These charges were

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.         Quarterly Financial Information – Unaudited (Continued)

substantially offset in our fourth quarter consolidated operating income by net gains from updated valuations of our contingent earn-out liabilities totaling $23.8 million.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2015
Revenue	$581,056	$564,763	$575,108	$578,394
Operating income (loss)	36,612	30,398	40,721	(20,047)
Net income (loss) attributable to Tetra Tech	25,575	19,017	26,206	(31,724)
Net income (loss) attributable to Tetra Tech per share (1):
Basic	$0.41	$0.31	$0.44	$(0.53)

Diluted	$0.41	$0.31	$0.43	$(0.53)

Weighted-average common shares outstanding:
Basic	62,452	61,153	60,207	59,963

Diluted	63,112	61,723	60,792	59,963

Fiscal Year 2014
Revenue	$645,848	$586,285	$629,502	$622,179
Operating income	43,718	46,186	39,167	24,762
Net income attributable to Tetra Tech	27,315	31,709	26,657	22,585
Earnings per share attributable to Tetra Tech (1):
Basic	$0.43	$0.49	$0.41	$0.36

Diluted	$0.42	$0.48	$0.41	$0.35

Weighted-average common shares outstanding:
Basic	64,227	64,835	64,566	63,602

Diluted	65,048	65,710	65,302	64,235

(1)
The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Item 9A.    Controls and Procedures

              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

              At September 27, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 27, 2015, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 27, 2015, at a reasonable assurance level.

              PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 20, 2015, appears on page 78 of this Form 10-K.

Changes in Internal Control over Financial Reporting

              There were no changes in our internal control over financial reporting during the three months ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

              None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

              The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.

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

Item 11.    Executive Compensation

              The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

              The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.

Item 14.    Principal Accounting Fees and Services

              The information required by this item is included under the captions "Item No. 3 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2016 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 77 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 77 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 131 - 132 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 29, 2013, September 28, 2014 and September 27, 2015
(in thousands)

	Balance at Beginning of Period	Charged to Costs, Expenses and Revenue	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2013	35,552	13,818	(4,452)	(295)	44,623
Fiscal 2014	44,623	1,467	(4,855)	(1,455)	39,780
Fiscal 2015	39,780	(1,034)	(5,965)	(1,291)	31,490
Income tax valuation allowance:
Fiscal 2013	2,512	4,947	–	–	7,459
Fiscal 2014	7,459	396	–	(279)	7,576
Fiscal 2015	7,576	4,609	–	(4,394)	7,791

(1)
Primarily represents uncollectible accounts written off, net of recoveries.
(2)
Includes allowances from new business acquisitions, loss in foreign jurisdictions, and currency adjustments, and represents valuation allowance adjustments related to net operating loss carry-forwards.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Dated: November 18, 2015		Dan L. Batrack Chairman, Chief Executive Officer and President

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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 18, 2015
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Chief Financial Officer	November 18, 2015
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 18, 2015
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 18, 2015
Albert E. Smith
/s/ HUGH M. GRANT	Director	November 18, 2015
Hugh M. Grant

Signature	Title	Date
/s/ PATRICK C. HADEN	Director	November 18, 2015
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 18, 2015
J. Christopher Lewis
/s/ J. KENNETH THOMPSON	Director	November 18, 2015
J. Kenneth Thompson
/s/ RICHARD H. TRULY	Director	November 18, 2015
Richard H. Truly
/s/ KIRSTEN M. VOLPI	Director	November 18, 2015
Kirsten M. Volpi
/s/ KIMBERLY E. RITRIEVI	Director	November 18, 2015
Kimberly E. Ritrievi

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Amended and Restated Bylaws of the Company (as of April 24, 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009).
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
10.4
Amendment No. 3 dated as of May 29, 2015 to the Amended and Restated Credit Agreement dated as of May 7, 2013 (as amended by Amendment No. 1 dated as of September 27, 2013 and Amendment No. 2 dated as of June 23, 2014) among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and a Lender, U.S. Bank National Association, as L/C Issuer and a Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2015).
10.5
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
10.9	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).

10.10	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.11
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013). *
10.12	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
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
10.15	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.16	Amendment to Deferred Compensation Plan dated November 14, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
10.17
Amended and Restated Change of Control Agreement with Dan L. Batrack dated November 3, 2014 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2014).*
10.18
Form of Amended and Restated Change of Control Agreement for executive vice presidents (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2014).*
10.19
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 129 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 27, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

*
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