Form 10-Q
period 2015-12-27
TETRA TECH INC
filed 2016-01-29
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

Yes  ☐   No  ☒

As of January 25, 2016, 58,624,247 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	December 27, 2015	September 27, 2015
Current assets:
Cash and cash equivalents	$125,088	$135,326
Accounts receivable – net	593,968	636,030
Prepaid expenses and other current assets	57,198	42,125
Income taxes receivable	13,483	10,294
Total current assets	789,737	823,775

Property and equipment – net	61,295	64,906
Investments in and advances to unconsolidated joint ventures	1,824	1,886
Goodwill	594,004	601,379
Intangible assets – net	35,663	40,332
Other long-term assets	44,971	26,964

Total assets	$1,527,494	$1,559,242

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$119,922	$150,284
Accrued compensation	91,633	103,866
Billings in excess of costs on uncompleted contracts	96,188	93,989
Deferred income taxes	16,953	20,787
Current portion of long-term debt	13,041	11,904
Estimated contingent earn-out liabilities	1,122	609
Other current liabilities	64,694	69,003
Total current liabilities	403,553	450,442

Deferred income taxes	39,177	34,759
Long-term debt	177,021	180,972
Long-term estimated contingent earn-out liabilities	3,088	3,560
Other long-term liabilities	60,714	32,711

Commitments and contingencies (Note 15)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 27, 2015, and September 27, 2015	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 58,909 and 59,381 shares at December 27, 2015, and September 27, 2015, respectively	589	594
Additional paid-in capital	310,662	326,593
Accumulated other comprehensive loss	(158,545)	(143,171)
Retained earnings	690,837	672,309
Tetra Tech stockholders’ equity	843,543	856,325
Noncontrolling interests	398	473
Total equity	843,941	856,798

Total liabilities and equity	$1,527,494	$1,559,242

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	December 27, 2015	December 28, 2014

Revenue	$560,708	$581,056
Subcontractor costs	(139,752)	(143,976)
Other costs of revenue	(347,796)	(358,281)
Selling, general and administrative expenses	(39,229)	(42,187)
Contingent consideration – fair value adjustments	(1,001)	–
Operating income	32,930	36,612

Interest expense	(1,660)	(1,790)
Income before income tax expense	31,270	34,822

Income tax expense	(8,030)	(9,176)

Net income including noncontrolling interests	23,240	25,646

Net income attributable to noncontrolling interests	(1)	(71)

Net income attributable to Tetra Tech	$23,239	$25,575

Earnings per share attributable to Tetra Tech:
Basic	$0.39	$0.41
Diluted	$0.39	$0.41

Weighted-average common shares outstanding:
Basic	59,058	62,452
Diluted	59,793	63,112

Cash dividends paid per share	$0.08	$0.07

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	December 27, 2015	December 28, 2014

Net income including noncontrolling interests	$23,240	$25,646

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,474)	(24,510)
Gain (loss) on cash flow hedge valuations	1,110	(480)
Other comprehensive loss, net of tax	(15,364)	(24,990)

Comprehensive income including noncontrolling interests	7,876	656

Net income attributable to noncontrolling interests	(1)	(71)
Foreign currency translation adjustments, net of tax	(10)	(59)
Comprehensive income attributable to noncontrolling interests	(11)	(130)

Comprehensive income attributable to Tetra Tech	$7,865	$526

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	December 27, 2015	December 28, 2014
Cash flows from operating activities:

Net income including noncontrolling interests	$23,240	$25,646

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,805	12,992
Equity in income of unconsolidated joint ventures	(202)	(650)
Distributions of earnings from unconsolidated joint ventures	205	810
Stock-based compensation	2,792	2,840
Excess tax benefits from stock-based compensation	(118)	(142)
Deferred income taxes	928	4,846
Provision for doubtful accounts	7,019	(1,150)
Fair value adjustments to contingent consideration	1,001	–
Gain on disposal of property and equipment	(176)	(51)

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	30,415	35,617
Prepaid expenses and other assets	(8,648)	769
Accounts payable	(30,361)	(59,382)
Accrued compensation	(12,233)	(13,348)
Billings in excess of costs on uncompleted contracts	2,199	3,539
Other liabilities	(1,309)	(6,156)
Income taxes receivable/payable	(942)	(726)
Net cash provided by operating activities	23,615	5,454

Cash flows from investing activities:
Capital expenditures	(3,250)	(7,137)
Proceeds from sale of property and equipment	704	5,216
Net cash used in investing activities	(2,546)	(1,921)

Cash flows from financing activities:
Payments on long-term debt	(2,802)	(15,926)
Proceeds from borrowings	–	13,493
Payments of earn-out liabilities	(1,001)	–
Excess tax benefits from stock-based compensation	118	142
Repurchases of common stock	(25,000)	(20,167)
Dividend paid	(4,713)	(4,372)
Net proceeds from issuance of common stock	4,085	1,521
Net cash used in financing activities	(29,313)	(25,309)

Effect of foreign exchange rate changes on cash	(1,994)	(1,713)

Net decrease in cash and cash equivalents	(10,238)	(23,489)
Cash and cash equivalents at beginning of period	135,326	122,379
Cash and cash equivalents at end of period	$125,088	$98,890

Supplemental information:
Cash paid during the period for:
Interest	$1,743	$1,867
Income taxes, net of refunds received of $0.4 million for both periods	$8,793	$4,700

See Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

We report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in our Water, Environment and Infrastructure (“WEI”) reportable segment.  Our Resource Management and Energy (“RME”) reportable segment includes our natural resources, energy, waste management, remediation, utilities and international development services.  We report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment.  In the first quarter of fiscal 2016, we re-aligned certain operating units within our reportable segments to improve organizational effectiveness by better aligning operations with similar clients and projects (see Note 10, “Reportable Segments” for further discussion).  Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 27, 2015	September 27, 2015
	(in thousands)

Billed	$335,873	$331,364
Unbilled	271,578	311,823
Contract retentions	24,221	24,333
Total accounts receivable – gross	631,672	667,520

Allowance for doubtful accounts	(37,704)	(31,490)
Total accounts receivable – net	$593,968	$636,030

Billings in excess of costs on uncompleted contracts	$96,188	$93,989

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at December 27, 2015 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

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

Total accounts receivable at December 27, 2015 and September 27, 2015 included approximately $39 million and $53 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  During the first quarter of fiscal 2016 we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM reportable segment.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  In the first quarter of fiscal 2016, we also recognized reductions to operating income in our RCM segment and a related increase in the allowance for doubtful accounts of $7.9 million as a result of our updated assessment of the collectability of certain accounts receivable, of which $4.6 million related to unsettled claims.  As a result of the assessment of claims in last year’s first quarter, we recognized revenue and an increase in operating income of $3.2 million related to claims with a federal government client.

Billed accounts receivable related to U.S. federal government contracts were $58.0 million and $61.9 million at December 27, 2015 and September 27, 2015, respectively.  U.S. federal government unbilled receivables were $62.3 million and $74.2 million at December 27, 2015 and September 27, 2015, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 27, 2015 and September 27, 2015.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs, and profit in the period in which such changes are made.  As a result, we recognized immaterial net operating income adjustments during the first quarter of fiscal 2016 compared to net unfavorable operating income adjustments of $2.4 million in last year’s first quarter.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of December 27, 2015 and September 27, 2015, we recorded a liability for anticipated losses of $8.6 million and $10.5 million, respectively.  The estimated cost to complete the related contracts as of December 27, 2015 was $47.7 million.

3.                                      Mergers and Acquisitions

We made no acquisitions in the first quarter of fiscal 2016.  In fiscal 2015, we acquired Cornerstone Environmental Group, LLC (“CEG”), headquartered in Middletown, New York.  CEG is an environmental engineering and consulting firm focused on solid waste markets in the United States, and is included in our RME segment.  The fair value of the purchase price for CEG was $15.9 million.  Of this amount, $11.8 million was paid to the sellers and $4.1 million was the estimated fair value of contingent earn-out obligations, with a maximum of $9.8 million, based upon the achievement of specified financial objectives.

Goodwill additions resulting from business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill additions related to the fiscal 2015 acquisition primarily represents the value of a workforce with distinct expertise in the solid waste markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired company.  The results of this acquisition were included in the consolidated financial statements from the closing date.  The acquisition was not considered material to our condensed consolidated financial statements.  As a result, no pro forma information has been provided.

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

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount.  The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation.  Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows.  Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first quarter of fiscal 2016, we recorded an increase in our contingent earn-out liabilities and reported a related loss in operating income of $1.0 million.  This loss represents the final cash settlement during the first quarter of fiscal 2016 of an earn-out liability that was valued at $0 at the end of fiscal 2015.  We recorded no gains or losses related to changes in the estimated fair value of our contingent earn-out liabilities in the first quarter of fiscal 2015.

At December 27, 2015, there was a total maximum of $25.6 million of outstanding contingent consideration related to acquisitions.  Of this amount, $4.2 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

Subsequent Event.  On January 19, 2016, we announced that our off-market takeover bid for all of the outstanding shares of Coffey International Limited (“Coffey”) was free from all conditions required to close the purchase.  The payment for the shares will occur in the second quarter of fiscal 2016, with a purchase price of approximately $76 million for 100% of the shares.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at September 27, 2015	$210,748	$390,631	$601,379
Goodwill adjustments	–	2,000	2,000
Foreign exchange impact	(3,750)	(5,625)	(9,375)
Balance at December 27, 2015	$206,998	$387,006	$594,004

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review was performed at June 29, 2015 (i.e. the first day of our fourth quarter in fiscal 2015).  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill.  We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

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

In the fourth quarter of fiscal 2015, we determined that our Waste Management Group (“WMG”) reporting unit in our RME segment had an estimated fair value that exceeded its carrying value by less than 20%.  In our discounted cash flow model for WMG, we assumed annual revenue growth rates of 3% to 5% based on historical trends in WMG and the solid waste industry, projections for future solid waste activity, and WMG’s backlog and prospects for new orders.  We discounted the resulting cash flows at a rate of 11.0%.  Our market based assessment resulted in a value approximating a 1.0 multiple of revenue for the 12 month period preceding the valuation date.  The discounted cash flow value, combined on a weighted-average basis with the results of our market analysis, resulted in an estimated fair value for WMG of $103.5 million compared to our carrying value including goodwill of $93.9 million. No changes occurred during the first quarter of fiscal 2016 that would significantly change these amounts.  As of December 27, 2015, the goodwill amount for WMG was $56.5 million.

Although we believe that our current estimate of fair value is reasonable, our analysis is primarily dependent on our future level of revenue from our solid waste clients.  However, the extent of our future activity is uncertain.  We currently anticipate that if WMG’s future revenue grows by less than 2.0%, or market prices for similar businesses decline by more than 10%, WMG’s goodwill could become impaired.

Additionally, if the yield on 20-year U.S. treasury bonds (our assumed risk-free rate of return) or the additional return investors require for alternate investments, including those similar to WMG, increases, we may be required to increase the discount rate used in our cash flow analysis.  If all of our operating assumptions remain constant, but we are required to increase the discount rate in our cash flow model to 14.0% or higher, WMG’s goodwill could become impaired.

Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $289.4 million and $293.1 million at December 27, 2015 and September 27, 2015, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $420.2 million and $423.8 million at December 27, 2015 and September 27, 2015, respectively, excluding $33.2 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	December 27, 2015			September 27, 2015
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.9	$811	$(629)	$819	$(587)
Client relations	3.3	104,988	(70,224)	106,676	(67,726)
Backlog	0.3	2,093	(1,710)	2,115	(1,444)
Technology and trade names	1.3	2,429	(2,095)	2,506	(2,027)
Total		$110,321	$(74,658)	$112,116	$(71,784)

Foreign currency translation adjustments reduced net identifiable intangible assets by $0.4 million in the first quarter of fiscal 2016.  Amortization expense for the identifiable intangible assets for the first quarters of fiscal 2016 and 2015 was $4.3 million and $5.9 million, respectively.  Estimated amortization expense for the remainder of fiscal 2016 and succeeding years is as follows:

Amount
(in thousands)

2016	$10,827
2017	12,525
2018	5,843
2019	2,989
2020	2,418
Beyond	1,061
Total	$35,663

5.                                      Property and Equipment

Property and equipment consisted of the following:

	December 27, 2015	September 27, 2015
	(in thousands)

Land and buildings	$3,660	$3,661
Equipment, furniture and fixtures	175,951	176,883
Leasehold improvements	21,749	21,582
Total property and equipment	201,360	202,126
Accumulated depreciation	(140,065)	(137,220)
Property and equipment, net	$61,295	$64,906

The depreciation expense related to property and equipment, including assets under capital leases, was $5.3 million and $6.9 million for the first quarters of fiscal 2016 and 2015, respectively.

6.                                      Stock Repurchase and Dividends

On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $200 million of our common stock over the next two years.  In the first quarter of fiscal 2016, we repurchased through open market purchases a total of 939,909 shares at an average price of $26.60, for a total cost of $25.0 million under this repurchase program.

On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.  Dividends totaling $4.7 million and $4.4 million were paid in the first quarters of fiscal 2016 and fiscal 2015, respectively.

Subsequent Event.  On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of both fiscal 2016 and fiscal 2015 was $2.8 million.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2016, we granted 241,932 stock options with an exercise price of $27.16 per share and an estimated weighted-average fair value of $8.05 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 137,777 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $31.63 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 215,539 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $27.16 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 27, 2015	December 28, 2014
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$23,239	$25,575

Weighted-average common shares outstanding - basic	59,058	62,452
Effect of dilutive stock options and unvested restricted stock	735	660
Weighted-average common stock outstanding - diluted	59,793	63,112

Earnings per share attributable to Tetra Tech:
Basic	$0.39	$0.41
Diluted	$0.39	$0.41

For the first quarters of fiscal 2016 and 2015, 0.6 million and 0.8 million options, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first quarters of fiscal 2016 and 2015 were 25.7% and 26.4%, respectively.  During the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and experimentation tax credits (“R&E Credits”) retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.

At December 27, 2015, approximately $63.3 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, are expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at December 27, 2015, the incremental federal tax applicable to those earnings would be approximately $5.4 million.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 27, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ending December 30, 2018, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.3 million has been provided in prior years.

10.                               Reportable Segments

Our reportable segments are described as follows:

WEI:  WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies.  WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients.  The primary markets for WEI’s services include water resources analysis and water management, environmental restoration, government consulting, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and regional and local development.  WEI’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

RME:  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, remediation, waste management, utilities and international development.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports engineering, procurement and construction management for full service implementation of commercial projects.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended
	December 27, 2015	December 28, 2014
	(in thousands)
Revenue
WEI	$240,383	$247,797
RME	315,717	316,276
RCM	20,826	34,430
Elimination of inter-segment revenue	(16,218)	(17,447)
Total revenue	$560,708	$581,056

Operating Income (Loss)
WEI	$20,030	$21,513
RME	25,443	26,039
RCM	(5,282)	(3,420)
Corporate (1)	(7,261)	(7,520)
Total operating income	$32,930	$36,612

Depreciation
WEI	$1,168	$1,377
RME	3,533	3,534
RCM	193	660
Corporate	409	1,293
Total depreciation	$5,303	$6,864

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	December 27, 2015	September 27, 2015
	(in thousands)
Total Assets
WEI	$278,370	$287,112
RME	395,617	422,133
RCM	45,750	57,612
Corporate (1)	807,757	792,385
Total assets	$1,527,494	$1,559,242

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	December 27, 2015	December 28, 2014
	(in thousands)
Client Sector
International (1)	$135,807	$147,061
U.S. commercial	188,164	173,658
U.S. federal government (2)	165,022	185,711
U.S. state and local government	71,715	74,626
Total	$560,708	$581,056

(1)                Includes revenue generated from foreign operations, primarily in Canada, and revenue generated  from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.          Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  The carrying value of our long-term debt approximated fair value at December 27, 2015 and September 27, 2015.  As of December 27, 2015, we had borrowings of $189.6 million outstanding under our amended credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.          Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures was $0.5 million and $2.2 million for the first quarters of fiscal 2016 and 2015, respectively.  The assets and liabilities of these consolidated joint ventures were immaterial at December 27, 2015 and September 27, 2015.  These assets are restricted for use only by those joint ventures and are not available for our general operations. Cash and cash equivalents maintained by the consolidated joint ventures at December 27, 2015 and September 27, 2015 were $0.5 million and $0.7 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2016 and 2015, we reported $0.2 million and $0.7 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $13.7 million and $11.9 million, respectively, at December 27, 2015, and $17.1 million and $15.2 million, respectively, at September 27, 2015.

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

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our condensed consolidated balance sheets as accumulated other comprehensive loss.

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At December 27, 2015, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $1.2 million, all of which we expect to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

As of December 27, 2015, the total notional principal amount of our outstanding interest rate swap agreements which expire in May 2018 was $189.6 million and the weighted average fixed interest rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

	Balance Sheet Location	December 27, 2015	September 27, 2015
		(in thousands)

Interest rate swap agreements	Other current liabilities	$1,385	$2,518

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the first three months of fiscal 2016 and the fiscal year ended September 27, 2015.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2015 and the first quarter of fiscal 2016.

14.          Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended December 27, 2015 and December 28, 2014 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive income (loss) before reclassifications	(24,569)	111	(24,458)
Reclassification adjustment of prior derivative settlement, net of tax	–	(591)	(591)
Net current-period other comprehensive loss	(24,569)	(480)	(25,049)

Balances at December 28, 2014	$(67,654)	$67	$(67,587)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income (loss) before reclassifications	(16,484)	1,671	(14,813)
Reclassification adjustment of prior derivative settlement, net of tax	–	(561)	(561)
Net current-period other comprehensive income (loss)	(16,484)	1,110	(15,374)

Balances at December 27, 2015	$(157,713)	$(832)	$(158,545)

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

16.          Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal year 2019.  Companies may use either a full retrospective or a modified retrospective approach to adopt this standard, and management is currently evaluating which transition approach to use.  We are currently assessing what impact this new standard may have on our consolidated financial statements.

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

In November 2015, the FASB issued updated guidance as a part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards.  The updated guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet.  The guidance is effective for interim and annual reporting periods beginning December 15, 2016, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, and construction management services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, energy, and international development.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects, and include applied science, research and technology, engineering, design, construction management, construction, operations and maintenance, and information technology.  Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 16,000 staff worldwide, located primarily in North America.

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

	Three Months Ended
	December 27, 2015	December 28, 2014
Client Sector
U.S. commercial	33.6%	29.9%
International(1)	24.2	25.3
U.S. federal government (2)	29.4	32.0
U.S. state and local government	12.8	12.8
	100.0%	100.0%

(1)                          Includes revenue generated from foreign operations, primarily in Canada, and revenue generated from non-U.S. clients.

(2)                          Includes revenue generated under U.S. federal government contracts performed outside the United States.

Our reportable segments are as follows:

Water, Environment and Infrastructure.  WEI provides consulting and engineering services worldwide for a broad range of water and infrastructure-related needs in both developed and emerging economies.  WEI supports both public and private clients including federal, state/provincial, and local governments, and global and local commercial and industrial clients.  The primary markets for WEI’s services include water resources analysis and water management, environmental restoration, government consulting, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and regional and local development.  WEI’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.

Resource Management and Energy.  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, remediation, waste management, utilities and international development.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports EPCM for full service implementation of commercial projects.

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work performed in this segment will be substantially complete by the end of fiscal 2016.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 27, 2015	December 28, 2014

Reportable Segment
WEI	42.9%	42.7%
RME	56.3	54.4
RCM	3.7	5.9
Inter-segment elimination	(2.9)	(3.0)
	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 27, 2015	December 28, 2014

Contract Type
Fixed-price	32.9%	39.2%
Time-and-materials	48.9	41.3
Cost-plus	18.2	19.5
	100.0%	100.0%

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

For detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first quarters of fiscal 2016 and 2015.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2016, our revenue declined 3.5% compared to the prior-year quarter.  This decline primarily resulted from adverse foreign exchange rate fluctuations as the U.S. dollar strengthened over the last 12 months against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  In addition, our lower revenue reflects a reduction in construction activities compared to last year’s first quarter, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets.  On a constant currency basis, the revenue from our ongoing business, excluding RCM, increased 2.8% compared to the year-ago quarter.

U.S. Commercial.  Our U.S. commercial business increased 8.4% in the first quarter of fiscal 2016 compared to the year-ago quarter.  This growth primarily reflects increased waste management and environmental activities.  We expect our U.S. commercial revenue to continue to show year-over-year improvement in fiscal 2016.

International.  Our international business decreased 7.7% in the first quarter of fiscal 2016 compared to the same period last year due to foreign exchange rate fluctuations.  Excluding the impact of foreign exchange, our international business grew 7.4% compared to the prior-year quarter.  This growth reflects increased midstream oil and gas activities in Western Canada that were partially offset by lower upstream oil and gas revenue due to lower oil prices and continued weakness in our mining operations, particularly in Canada and South America.  We anticipate stable international revenue in fiscal 2016 on a constant currency basis. However, if commodity prices continue to remain low or decrease further, our international business would likely be negatively impacted.

U.S. Federal Government.  Our U.S. federal government business declined 11.1% in the first quarter of fiscal 2016 compared to the year-ago quarter.  The aforementioned reduction in fixed-price construction activities in the RCM segment contributed to this decline.  Excluding these activities, our U.S. federal government revenue decreased 7.2% in the first quarter of fiscal 2016 compared to the prior-year quarter.  Additionally, we experienced reduced activity on projects for the U.S. Department of Defense (“DoD”), which more than offset increases in revenues from civilian federal projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We expect our U.S. federal revenue to be stable during the remainder of fiscal 2016, excluding the RCM segment.

U.S. State and Local Government.  Our U.S. state and local government business decreased 3.9% in the first quarter of fiscal 2016 compared to the same period in fiscal 2015.  The decline resulted from the aforementioned reduction in certain construction activities, especially those related to state transportation projects in the RCM segment.  Excluding these activities, our U.S. state and local government revenue increased 3.3% in the current quarter compared to the year-ago quarter.  Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in U.S. state and local government project-related infrastructure revenue.  We expect our U.S. state and local government business to continue to show growth during fiscal 2016, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 27,	December 28,	Change
	2015	2014	$	%
	($ in thousands)

Revenue	$560,708	$581,056	$(20,348)	(3.5)%
Subcontractor costs	(139,752)	(143,976)	4,224	2.9
Revenue, net of subcontractor costs (1)	420,956	437,080	(16,124)	(3.7)
Other costs of revenue	(347,796)	(358,281)	10,485	2.9
Selling, general and administrative expenses	(39,229)	(42,187)	2,958	7.0
Contingent consideration – fair value adjustments	(1,001)	–	(1,001)	(100.0)
Operating income	32,930	36,612	(3,682)	(10.1)
Interest expense	(1,660)	(1,790)	130	7.3
Income before income tax expense	31,270	34,822	(3,552)	(10.2)
Income tax expense	(8,030)	(9,176)	1,146	12.5
Net income including noncontrolling interests	23,240	25,646	(2,406)	(9.4)
Net income attributable to noncontrolling interests	(1)	(71)	70	98.6
Net income attributable to Tetra Tech	$23,239	$25,575	$(2,336)	(9.1)

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

In the first quarter of fiscal 2016, revenue and revenue, net of subcontractor costs, decreased $20.3 million, or 3.5%, and $16.1 million, or 3.7%, respectively, compared to the same period last year.  These declines reflect the above-described reduction in certain construction activities and the fluctuation in foreign exchange rates.  Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $13.6 million and $3.4 million, respectively, in the first quarter of fiscal 2016 compared to the prior-year quarter.  Revenue declines caused by foreign exchange rate fluctuations resulted from a stronger U.S. dollar versus most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $22.1 million and $19.9 million, respectively, in the first quarter of fiscal 2016 compared to the year-ago quarter.

On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment (referred to as “ongoing” results) increased 2.8% and 1.7%, respectively, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.  These results reflect increased U.S. commercial and state and local government activity in our ongoing U.S. operations.  On a combined basis, revenue and revenue, net of subcontractor costs, from these activities increased $16.6 million, or 7.1%, and $11.9 million, or 6.6%, respectively, in the first quarter of fiscal 2016 compared to the same period last year, primarily due to increased waste management, midstream oil and gas, and infrastructure activities.  On a constant currency basis, our ongoing international revenue and revenue, net of subcontractor costs, increased $10.7 million, or 7.3%, and $2.4 million, or 1.8%, respectively, in the first quarter of fiscal 2016 compared to the year-ago quarter due to midstream oil and gas activities in Western Canada.  These increases were partially offset by a decline in our U.S. federal activities.  Our ongoing U.S. federal revenue and revenue, net of subcontractor costs, decreased $12.0 million and $7.2 million, respectively, in the first quarter of fiscal 2016 compared to the prior-year quarter, due primarily to less work for the DoD.

Our operating income decreased to $32.9 million in the first quarter of fiscal 2016 from $36.6 million in the first quarter of fiscal 2015.  This decline reflects a $1.0 million loss related to a change in the estimated fair value of contingent earn-out liabilities in the first quarter of fiscal 2016.  The loss from exited construction activities in our RCM segment was $5.2 million in the first quarter of fiscal 2016 compared to $3.4 million in the same period last year.  The RCM results are described below under “Remediation and Construction Management.”  Additionally, the aforementioned quarter-over-quarter foreign exchange rate fluctuations reduced operating income by $1.2 million in the first quarter of fiscal 2016 compared to last year’s first quarter.  Excluding these non-operating items, ongoing operating income was approximately the same as the first quarter of last year.

The following table reconciles our reported results to ongoing results, which exclude RCM results, purchase accounting adjustments, and the impact of foreign exchange translation:

	Three Months Ended
	December 27,	December 28,	Change
	2015	2014	$	%
	($ in thousands)

Revenue	$560,708	$581,056	$(20,348)	(3.5)%
Foreign exchange	22,078	–	22,078	–
RCM	(20,826)	(34,430)	13,604	–
Ongoing revenue	561,960	546,626	15,334	2.8

Revenue, net of subcontractor cost	420,956	437,080	(16,124)	(3.7)
Foreign exchange	19,868	–	19,868	–
RCM	(7,190)	(10,611)	3,421	–
Ongoing revenue, net of subcontractor costs	433,634	426,469	7,165	1.7

Operating income	32,930	36,612	(3,682)	(10.1)
Foreign exchange	1,168	–	1,168	–
Contingent consideration – fair value adjustments	1,001	–	1,001	–
Subtotal	35,099	36,612	(1,513)	(4.1)
RCM	5,282	3,420	1,862	–
Ongoing operating income	$40,381	$40,032	$349	0.9

In the first quarter of fiscal 2016, we recorded income tax expense of $8.0 million, representing an effective tax rate of 25.7%, compared to $9.2 million, representing and effective tax rate of 26.4%, in the first quarter of fiscal 2015.  During the first quarter of fiscal 2016, the PATH Act of 2015 was signed into law.  This law permanently extended the R&E Credits retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015 related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended
	December 27,	December 28,	Change
	2015	2014	$	%
	($ in thousands)

Revenue	$240,383	$247,797	$(7,414)	(3.0)%
Subcontractor costs	(60,962)	(51,683)	(9,279)	18.0
Revenue, net of subcontractors costs	$179,421	$196,114	$(16,693)	(8.5)

Operating income	$20,030	$21,513	$(1,484)	(6.9)

Revenue and revenue, net of subcontractor costs, decreased $7.4 million and $16.7 million, respectively, in the first quarter of fiscal 2016 compared to the same period last year.  As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $8.9 million and $8.1 million, respectively, for the first quarter of fiscal 2016 compared to the year-ago quarter.  On a constant currency basis, our revenue increased 0.6% and our revenue, net of subcontractor costs, decreased 4.4% compared to the first quarter of fiscal 2015.  The decline in revenue, net of subcontractor costs, resulted primarily from reduced U.S. federal work with the DoD.

Operating income decreased $1.5 million in the first quarter of fiscal 2016 compared the same period last year.  On a constant currency basis, our operating income decreased $1.1 million, or 5.3%, compared to the first quarter of fiscal 2015.  This decrease was caused primarily by favorable adjustments on projects completed in the first quarter of fiscal 2015 with U.S. federal and international clients.

Resource Management and Energy

	Three Months Ended
	December 27,	December 28,	Change
	2015	2014	$	%
	($ in thousands)

Revenue	$315,717	$316,276	$(559)	(0.2)%
Subcontractor costs	(81,372)	(85,921)	4,549	(5.3)
Revenue, net of subcontractors costs	$234,345	$230,355	$3,990	1.7

Operating income	$25,443	$26,039	$(596)	(2.3)

Revenue decreased $0.6 million and revenue, net of subcontractor costs, increased $4.0 million in the first quarter of fiscal 2016 compared to the year-ago quarter.  Foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during the first quarter of fiscal 2016 in the amounts of $13.6 million and $11.7 million, respectively.  On a constant currency basis, revenue and revenue, net of subcontractor costs, increased $13.1 million, or 4.1%, and $15.7 million, or 6.8%, respectively, in the first quarter of fiscal 2016 compared to the same period last year.  These increases primarily reflect increased waste management activity and midstream oil and gas revenue in both the U.S. and Western Canada.

Operating income decreased $0.6 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 including the adverse impact of foreign currency fluctuations.  On a constant currency basis, operating income increased $0.6 million, or 2.2%, compared to last year’s first quarter.  This increase reflects improved profits in our waste management and midstream oil and gas businesses that were partially offset by declines in our other commodity-based activities, including upstream oil and gas and mining-related services.

Remediation and Construction Management

	Three Months Ended
	December 27,	December 28,	Change
	2015	2014	$	%
	($ in thousands)

Revenue	$20,826	$34,430	$(13,604)	(39.5)%
Subcontractor costs	(13,636)	(23,819)	10,183	(42.8)
Revenue, net of subcontractors costs	$7,190	$10,611	$(3,421)	(32.2)

Operating loss	$(5,282)	$(3,420)	$(1,862)	(54.4)

Revenue and revenue, net of subcontractor costs, decreased $13.6 million and $3.4 million, respectively, in the first quarter of fiscal 2016 compared to the year-ago period.  These decreases resulted from our decision to wind-down the RCM construction activities.  The operating loss in the first quarter of fiscal 2016 includes $7.9 million of losses related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the first quarter of 2016 was $53 million.  The related work to be performed in this segment will be substantially complete by the end of fiscal 2016.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as described below will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $200 million of our common stock over the succeeding two years.  On November 9 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.

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

As of December 27, 2015, cash and cash equivalents were $125.1 million, a decrease of $10.2 million compared to the fiscal 2015 year-end.  The decrease was due to cash used for share repurchases, capital expenditures and dividends, partially offset by cash provided by operating activities.

Operating Activities.  For the first quarter of fiscal 2016, net cash provided by operating activities was $23.6 million, an increase of $18.2 million compared to the prior-year quarter.  The increase primarily reflects strong collections on accounts receivable including claims.

Investing Activities.  For the first quarter of fiscal 2016, net cash used in investing activities was $2.5 million, an increase of $0.6 million compared to the year-ago quarter.  The increase resulted from lower proceeds from the sale of property and equipment, partially offset by reduced capital expenditures.

Financing Activities.  For the first quarter of fiscal 2016, net cash used in financing activities was $29.3 million, an increase of $4.0 million compared to the prior-year period.  The increase was primarily due to a $4.8 million increase in common stock repurchases.

Subsequent Events.  On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.  On January 19, 2016, we announced that our off-market takeover bid for all of the outstanding shares of Coffey was free from all conditions required to close the purchase.  The payment for the shares will occur in the second quarter of fiscal 2016, with a purchase price of approximately $76 million for 100% of the shares.

Debt Financing.  On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the “Credit Agreement”) that extended the maturity date for the term loan and the revolving credit facility to May 2020.  The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions.  The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings.  The interest rate provisions of the term loan and the revolving credit facility did not materially change.

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

As of December 27, 2015, we had $189.6 million in outstanding borrowings under the Credit Agreement, which was comprised entirely of the Term Loan Facility at a weighted-average interest rate of 1.56% per annum.  In addition, we had $1.3 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at December 27, 2015 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.69%.  At December 27, 2015, we had $458.7 million of available credit under the Revolving Credit Facility, of which $380.9 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $25 million, of which $3.4 million was issued in currencies other than the U.S. dollar.

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

At December 27, 2015, we were in compliance with these covenants with a consolidated leverage ratio of 1.10x and a consolidated fixed charge coverage ratio of 3.64x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	$4,810	May 29, 2015
July 27, 2015	$0.08	August 17, 2015	$4,799	September 4, 2015
November 9, 2015	$0.08	November 30, 2015	$4,713	December 11, 2015
January 25, 2016	$0.08	February 12, 2016	N/A	February 26, 2016

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of December 27, 2015, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ending December 30, 2018, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.3 million has been provided in prior years.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At December 27, 2015, we had $1.3 million in standby letters of credit outstanding under our Credit Agreement and $23.7 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.  To date, there have been no material changes in our critical accounting policies as reported in our 2015 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At December 27, 2015 we had borrowings outstanding under the Credit Agreement of $189.6 million at a weighted-average interest rate of 1.56% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at December 27, 2015 was 2.69%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the first quarter of fiscal 2016 and the prior-year quarter.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first quarters of 2016 and 2015, 24.2% and 25.3% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first quarter of fiscal 2016, the effect of foreign exchange rate translation on the consolidated balance sheets was a reduction in equity of $16.5 million compared to a reduction in equity of $24.5 million in the first quarter of fiscal 2015.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 27, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The businesses of our global mining clients are, to varying degrees, cyclical and have experienced declines over the last two years due to lower global growth expectations and the associated decline in market prices.  For example, depending on the market prices of uranium, precious metals, aluminum, copper, iron ore, and potash, our mining company clients may cancel or curtail their mining projects, which could result in a corresponding decline in the demand for our services among these clients.  Accordingly, the cyclical nature of the mining industry could have a material adverse effect on our business, operating results or financial condition. As an example, in the fourth quarter of fiscal 2015, the mining sector continued to contract in response to lower global growth expectations driven in large part by China’s actual and projected slower economic growth.  Consistent with this trend, our mining customers continued their curtailment of capital spending for new mining projects.  As a result, we experienced a 25% decline in our global mining revenue in the fourth quarter of fiscal 2015 compared to the same period of fiscal 2014.  As a result of this financial performance, and our revised forecasts beyond fiscal 2015, we wrote-off all of our mining-related goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.

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

In the first quarter of fiscal 2016, we generated 42.2% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition on Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed.  Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

In the first quarter of fiscal 2016, we generated 51.2% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the first quarter of fiscal 2016, we generated 24.2% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at December 27, 2015 included approximately $40 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of December 27, 2015, our goodwill was $594.0 million and other intangible assets were $35.7 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at December 27, 2015 was $1.8 billion, a decrease of $58.3 million, or 3.1%, compared to the end of fiscal 2015.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $100 million of our common stock.  In February 2014, the Board amended this repurchase program to authorize the repurchase of up to $30 million in open market purchases through September 2014, revised the pricing parameters and extended the program through fiscal 2014.  Stock repurchases could be made on the open market or in privately negotiated transactions with third parties.  From the inception of this repurchase program through September 28, 2014, we repurchased through open market purchases a total of 3.9 million shares at an average price of $25.59 per share, for a total cost of $100 million.  On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of December 27, 2015, we repurchased through open market purchases a total of 939,909 shares at an average price of $26.60, for a total cost of $25.0 million under this new repurchase program.  These shares were repurchased during the period from September 28, 2015 through December 27, 2015.  A summary of the repurchase activity for the three months ended December 27, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

September 28, 2015 – October 25, 2015	282,572	$25.79	282,572	$92,212,340
October 26, 2015 – November 22, 2015	329,623	26.77	329,623	83,388,695
November 23, 2015 – December 27, 2015	327,714	27.12	327,714	74,500,070

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

31.1                        Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2                        Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1                        Certification of Chief Executive Officer pursuant to Section 1350.

32.2                        Certification of Chief Financial Officer pursuant to Section 1350.

95                                  Mine Safety Disclosure.

101                           The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 27, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 29, 2016	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer and Treasurer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)