Form 10-Q
period 2016-03-27
TETRA TECH INC
filed 2016-05-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

Yes  ☐   No  ☒

As of April 25, 2016, 57,929,605 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	March 27, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$113,667	$135,326
Accounts receivable – net	681,123	636,030
Prepaid expenses and other current assets	56,533	42,125
Income taxes receivable	23,223	10,294
Total current assets	874,546	823,775

Property and equipment – net	74,314	64,906
Investments in and advances to unconsolidated joint ventures	2,011	1,886
Goodwill	716,244	601,379
Intangible assets – net	58,233	40,332
Other long-term assets	27,566	26,964

Total assets	$1,752,914	$1,559,242

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$130,473	$150,284
Accrued compensation	96,864	103,866
Billings in excess of costs on uncompleted contracts	92,125	93,989
Deferred income taxes	24,986	20,787
Current portion of long-term debt	17,066	11,904
Estimated contingent earn-out liabilities	4,658	609
Other current liabilities	109,499	69,003
Total current liabilities	475,671	450,442

Deferred income taxes	31,759	34,759
Long-term debt	343,145	180,972
Long-term estimated contingent earn-out liabilities	6,162	3,560
Other long-term liabilities	46,027	32,711

Commitments and contingencies (Note 15)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 27, 2016, and September 27, 2015	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 58,077 and 59,381 shares at March 27, 2016, and September 27, 2015, respectively	581	594
Additional paid-in capital	291,500	326,593
Accumulated other comprehensive loss	(132,566)	(143,171)
Retained earnings	689,911	672,309
Tetra Tech stockholders’ equity	849,426	856,325
Noncontrolling interests	724	473
Total equity	850,150	856,798

Total liabilities and equity	$1,752,914	$1,559,242

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited — in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Revenue	$627,384	$564,763	$1,188,092	$1,145,819
Subcontractor costs	(148,619)	(132,009)	(288,371)	(275,985)
Other costs of revenue	(403,976)	(362,957)	(751,772)	(721,238)
Gross profit	74,789	69,797	147,949	148,596
Selling, general and administrative expenses	(40,406)	(42,512)	(79,634)	(84,699)
Acquisition and integration expenses	(15,911)	–	(15,911)	–
Contingent consideration – fair value adjustments	(1,822)	3,113	(2,823)	3,113
Operating income	16,650	30,398	49,581	67,010

Interest expense	(4,251)	(1,804)	(5,911)	(3,594)
Income before income tax expense	12,399	28,594	43,670	63,416

Income tax expense	(8,661)	(9,584)	(16,692)	(18,760)

Net income including noncontrolling interests	3,738	19,010	26,978	44,656

Net (income) loss from noncontrolling interests	6	7	5	(64)

Net income attributable to Tetra Tech	$3,744	$19,017	$26,983	$44,592

Earnings per share attributable to Tetra Tech:
Basic	$0.06	$0.31	$0.46	$0.72
Diluted	$0.06	$0.31	$0.45	$0.71

Weighted-average common shares outstanding:
Basic	58,451	61,153	58,819	61,816
Diluted	59,131	61,723	59,527	62,431

Cash dividends paid per share	$0.08	$0.07	$0.16	$0.14

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Net income including noncontrolling interests	$3,738	$19,010	$26,978	$44,656

Other comprehensive income, net of tax :
Foreign currency translation adjustments	26,579	(43,680)	10,105	(68,189)
(Loss) gain on cash flow hedge valuations	(597)	(1,517)	513	(1,997)
Other comprehensive income (loss), net of tax	25,982	(45,197)	10,618	(70,186)

Comprehensive income (loss) including noncontrolling interests	29,720	(26,187)	37,596	(25,530)

Net loss (income) attributable to noncontrolling interests	6	7	5	(64)
Foreign currency translation adjustments, net of tax	(4)	164	(13)	104
Comprehensive income (loss) attributable to noncontrolling interests	2	171	(8)	40

Comprehensive income (loss) attributable to Tetra Tech	$29,722	$(26,016)	$37,588	$(25,490)

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:

Net income including noncontrolling interests	$26,978	$44,656

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,410	23,948
Equity in income of unconsolidated joint ventures	(896)	(1,842)
Distributions of earnings from unconsolidated joint ventures	1,334	1,694
Stock-based compensation	6,147	5,391
Excess tax benefits from stock-based compensation	(211)	(165)
Deferred income taxes	7,109	1,460
Provision for doubtful accounts	8,047	(1,411)
Fair value adjustments to contingent consideration	2,823	(3,113)
Gain on disposal of property and equipment	(359)	(6,175)
Lease termination costs and related asset impairment	2,946	–

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	35,898	37,289
Prepaid expenses and other assets	(8,694)	6,289
Accounts payable	(27,176)	(39,634)
Accrued compensation	(23,038)	(20,763)
Billings in excess of costs on uncompleted contracts	(9,646)	(8,073)
Other liabilities	3,330	(20,279)
Income taxes receivable/payable	(15,760)	5,494
Net cash provided by operating activities	30,242	24,766

Cash flows from investing activities:
Capital expenditures	(6,007)	(12,096)
Payments for business acquisitions, net of cash acquired	(81,256)	–
Changes in restricted cash	(3,384)	–
Proceeds from sale of property and equipment	969	9,824
Investments in unconsolidated joint ventures	(613)	–
Net cash used in investing activities	(90,291)	(2,272)

Cash flows from financing activities:
Payments on long-term debt	(76,717)	(24,001)
Proceeds from borrowings	170,000	59,095
Payments of earn-out liabilities	(1,001)	(3,199)
Debt pre-payment costs	(1,935)	–
Excess tax benefits from stock-based compensation	211	165
Repurchases of common stock	(50,000)	(68,735)
Dividends paid	(9,382)	(8,630)
Net proceeds from issuance of common stock	6,235	4,316
Net cash provided by (used in) financing activities	37,411	(40,989)

Effect of foreign exchange rate changes on cash	979	(5,366)

Net decrease in cash and cash equivalents	(21,659)	(23,861)
Cash and cash equivalents at beginning of period	135,326	122,379
Cash and cash equivalents at end of period	$113,667	$98,518

Supplemental information:
Cash paid during the period for:
Interest	$7,120	$3,604
Income taxes, net of refunds received of $2.1 million and $1.2 million	$19,855	$11,599

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

We report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in our Water, Environment and Infrastructure (“WEI”) reportable segment.  Our Resource Management and Energy (“RME”) reportable segment includes our natural resources, energy, international development, waste management, remediation and utilities services.  We report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment.  In the first quarter of fiscal 2016, we re-aligned certain operating units within our reportable segments to improve organizational effectiveness by better aligning operations with similar clients and projects.  Specifically, we re-aligned certain operations that previously provided natural resources services, primarily mining-related, in the RME reportable segment to the WEI reportable segment.  Due to the downturn in the mining industry in recent years, we determined that these operations could be better utilized by supporting infrastructure engineering activities in our WEI reportable segment.  Although these activities had revenue of $28.5 million in the first six months of fiscal 2015, they were approximately break-even in operating income in that period.  Prior year amounts for reportable segments have been revised to conform to the current year presentation.  As a result of the re-alignment of segment results, WEI’s revenue for the first half of fiscal 2015 increased 6.2% and its operating income margin decreased 8.3% compared to the results before the re-alignment.  Correspondingly, RME’s revenue for the first six months of fiscal 2015 declined by 4.6% and its operating income margin increased 6.8% (see Note 10, “Reportable Segments” for further discussion).

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	March 27, 2016	September 27, 2015
	(in thousands)

Billed	$348,360	$331,364
Unbilled	342,828	311,823
Contract retentions	28,695	24,333
Total accounts receivable – gross	719,883	667,520

Allowance for doubtful accounts	(38,760)	(31,490)
Total accounts receivable – net	$681,123	$636,030

Billings in excess of costs on uncompleted contracts	$92,125	$93,989

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at March 27, 2016 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that may become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without a definitive client agreement.  Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients (or other third parties) for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs.  Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period, such as when client agreement is obtained or a claims resolution occurs.

Total accounts receivable at March 27, 2016 and September 27, 2015 included approximately $42 million and $53 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  During the first half of fiscal 2016 (all in the first quarter), we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM reportable segment.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  In the first six months of fiscal 2016 (all in the first quarter), we also recognized reductions to operating income in our RCM segment and a related increase in the allowance for doubtful accounts of $7.9 million as a result of our updated assessment of the collectability of certain accounts receivable, of which $4.6 million related to unsettled claims.  In last year’s second quarter, as a result of the assessment of claims, we reduced revenue and operating income by $3.0 million.  In the first half of fiscal 2015, we recorded net gains of $0.2 million related to claims.

Billed accounts receivable related to U.S. federal government contracts were $56.8 million and $61.9 million at March 27, 2016 and September 27, 2015, respectively.  U.S. federal government unbilled receivables were $76.0 million and $74.2 million at March 27, 2016 and September 27, 2015, respectively.  The U.S. federal government and one international commercial client each accounted for more than 10% of our accounts receivable at March 27, 2016.  No single client, other than the U.S. federal government, accounted for more than 10% of our accounts receivable at September 27, 2015.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized immaterial net operating income adjustments during the second quarter and first half of fiscal 2016 compared to unfavorable operating income adjustments of $3.5 million and $5.9 million in the comparable periods of last year. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of March 27, 2016 and September 27, 2015, our balance sheet included a liability for anticipated losses of $7.9 million and $10.5 million, respectively. The estimated cost to complete the related contracts as of March 27, 2016 was $36.7 million.

3.                                      Mergers and Acquisitions

On January 18, 2016, we acquired control of Coffey International Limited (Coffey), headquartered in Sydney, Australia. Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience. Coffey significantly expands Tetra Tech’s geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment. In addition to Australia, Coffey’s international development business also has operations supporting federal government agencies in the U.S. and the United Kingdom. The fair value of the purchase price for Coffey was $76.1 million in addition to $65.1 million of assumed debt.  In connection with the acquisition, we also assumed secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million, all of which were paid in full in the second quarter of fiscal 2016 subsequent to the acquisition.

In the second quarter of fiscal 2016, we also acquired INDUS Corporation (“INDUS”), headquartered in Vienna, Virginia. INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our WEI segment. The fair value of the purchase price for INDUS was $17.8 million. Of this amount, $13.1 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates for our acquisitions completed in fiscal 2016 ($ in thousands):

Accounts receivable	$82,736
Other current assets	7,846
Property and equipment	14,723
Goodwill	104,454
Backlog and customer relationship intangible assets	26,188
Other assets	6,142
Current liabilities	(74,641)
Borrowings	(65,086)
Other long-term liabilities	(7,945)
Noncontrolling interests	(500)
Net assets acquired	$93,917

Backlog and customer relationship intangible assets represent the fair value of existing contracts and the underlying customer relationships and have lives ranging from 1 to 5 years (weighted average of approximately 3 years).  The purchase price allocation is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information necessary to perform the final valuation.  We have not completed our final assessment of the fair values of purchased receivables, intangible assets, tax balances, contingent liabilities or acquired contracts.  The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.  Goodwill recognized largely results from a substantial assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations.

The table below presents summarized unaudited consolidated pro forma operating results, assuming we had acquired Coffey and INDUS, including the related acquisition, integration and debt pre-payment charges, at the beginning of fiscal 2015.  These pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred at the beginning of fiscal 2015.

	Pro-Forma
	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except per share data)

Revenue	$647,612	$683,436	$1,319,281	$1,376,599
Operating income	32,617	29,046	62,766	48,670
Net income attributable to Tetra Tech	20,038	15,844	39,526	22,978

Earnings per share attributable to Tetra Tech:
Basic	$0.34	$0.26	$0.67	$0.37
Diluted	$0.34	$0.26	$0.67	$0.37

Since their respective acquisition dates, Coffey and INDUS contributed $88.2 million in revenue and $0.3 million in operating income during the second quarter of fiscal 2016.  Amortization of intangible assets since their respective acquisition dates was $1.6 million during the second quarter of fiscal 2016.

Acquisition and integration expenses in the accompanying condensed consolidated statements of income are comprised of the following:

Three Months Ended March 27, 2016
(in thousands)

Severance including change in control payments	$7,280
Professional services	5,685
Real estate-related	2,946
Total	$15,911

As of March 27, 2016, $11.7 million of the $15.9 million in acquisition and integration expenses were paid.  All acquisition and integration expenses are included in our Corporate reportable segment, as presented in Note 10.  In addition, in the second quarter of fiscal 2016, we repaid Coffey’s bank loans and corporate bonds in full, including $1.9 million in pre-payment charges that are included in interest expense.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the second quarter and first half of fiscal 2016, we increased our contingent earn-out liabilities and reported related losses in operating income of $1.8 million and $2.8 million, respectively.  The $1.8 million charge in the second quarter reflects our updated valuation of the contingent consideration liability for CEG.  This valuation includes our current projection of CEG’s financial performance during the earn-out period, which exceeded our original estimate at the acquisition date.  The remaining $1.0 million loss represents the final cash settlement during the first quarter of fiscal 2016 of an earn-out liability that was valued at $0 at the end of fiscal 2015.

During the second quarter and first half of fiscal 2015, we decreased our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber Engineering (“Caber”), which is part of our Oil, Gas & Energy reporting unit in the RME segment.

The acquisition agreement for Caber included a contingent earn-out agreement based on the achievement of operating income thresholds (in Canadian dollars) in each of the first two years beginning on the acquisition date, which was in the first quarter of fiscal 2014.  The maximum earn-out obligation over the two-year earn-out period was C$8.0 million (C$4.0 million in each year).  These amounts could be earned on a pro-rata basis for operating income within a predetermined range in each year.  Caber was required to meet a minimum operating income threshold in each year to earn any contingent consideration.  These thresholds were C$4.0 million and C$4.6 million in years one and two, respectively.  In order to earn the maximum contingent consideration, Caber needed to generate operating income of C$4.4 million in year one and C$5.1 million in year two.

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

Caber’s actual financial performance in the first earn-out period exceeded our original estimate at the acquisition date.  As a result, in the fourth quarter of fiscal 2014, we increased the related contingent consideration liability and recognized a loss of $1.0 million.  This updated valuation included our assumption that Caber would earn the maximum amount of contingent consideration of $4.0 million in the first earn-out period.  In the second quarter of fiscal 2015, we completed our final calculation of the contingent consideration for the first earn-out period and paid contingent consideration of C$4.0 million (USD$3.2 million).  At that time we also evaluated our estimate of Caber’s contingent consideration liability for the second earn-out period.  This assessment included a review of the status of ongoing projects in Caber’s backlog, and the inventory of prospective new contract awards.  We also considered the status of the oil and gas industry in Western Canada, particularly in light of recent decline in oil prices at the time.  As a result of this assessment, we concluded that Caber’s operating income in the second earn-out period would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015.  We also concluded that Caber’s operating income for the second earn-out period would be lower than the minimum requirement of C$4.6 million to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.  The second earn-out period ended in the first quarter of fiscal 2016 with no further adjustments.

At March 27, 2016, there was a total maximum of $17.8 million of outstanding contingent consideration related to acquisitions.  Of this amount, $10.8 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at September 27, 2015	$210,748	$390,631	$601,379
Goodwill additions	9,030	95,424	104,454
Goodwill adjustments	–	2,000	2,000
Foreign exchange impact	713	7,698	8,411
Balance at March 27, 2016	$220,491	$495,753	$716,244

As a result of the Coffey and INDUS acquisitions in the second quarter of fiscal 2016, our goodwill increased $95.4 million and $9.0 million in the RME and WEI segments, respectively.  The $2.0 million goodwill adjustment resulted from the final valuation of our purchase price allocation of net assets acquired in the CEG acquisition.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $302.9 million and $293.1 million at March 27, 2016 and September 27, 2015, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $529.0 million and $423.8 million at March 27, 2016 and September 27, 2015, respectively, excluding $33.2 million of accumulated impairment.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our most recent review was performed at June 29, 2015 (i.e. the first day of our fourth quarter in fiscal 2015).  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in the recoverability of goodwill.  We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, such as a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

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

In the fourth quarter of fiscal 2015, we determined that our Waste Management Group (“WMG”) reporting unit in our RME segment had an estimated fair value that exceeded its carrying value by less than 20%. In our discounted cash flow model for WMG, we assumed annual revenue growth rates of 3% to 5% based on historical trends in WMG and the solid waste industry, projections for future solid waste activity, and WMG’s backlog and prospects for new orders. We discounted the resulting cash flows at a rate of 11.0%. Our market based assessment resulted in a value approximating a 1.0 multiple of revenue for the 12 month period preceding the valuation date. The discounted cash flow value, combined on a weighted-average basis with the results of our market analysis, resulted in an estimated fair value for WMG of $103.5 million compared to our carrying value including goodwill of $93.9 million. No changes occurred during the first half of fiscal 2016 that would significantly change these amounts. As of March 27, 2016, the goodwill amount for WMG was $56.5 million.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	March 27, 2016			September 27, 2015
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.7	$841	$(701)	$819	$(587)
Client relations	3.5	118,344	(75,732)	106,676	(67,726)
Backlog	1.9	18,634	(3,429)	2,115	(1,444)
Technology and trade names	1.3	2,518	(2,242)	2,506	(2,027)
Total		$140,337	$(82,104)	$112,116	$(71,784)

As a result of the Coffey and INDUS acquisitions in the second quarter of fiscal 2016, our identifiable intangible assets increased $20.5 million and $5.7 million in the RME and WEI segments, respectively.  Additionally, foreign currency translation adjustments increased our net identifiable intangible assets by $1.5 million in the first half of fiscal 2016.  Amortization expense related to the identifiable intangible assets for the three and six months ended March 27, 2016 was $5.4 million and $9.8 million, respectively, compared to $4.8 million and $10.8 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2016 and succeeding years is as follows:

Amount
(in thousands)

2016	$12,618
2017	22,525
2018	11,863
2019	5,456
2020	4,285
Beyond	1,486
Total	$58,233

5.             Property and Equipment

Property and equipment consisted of the following:

	March 27, 2016	September 27, 2015
	(in thousands)

Land and buildings	$3,661	$3,661
Equipment, furniture and fixtures	182,856	176,883
Leasehold improvements	30,194	21,582
Total property and equipment	216,711	202,126
Accumulated depreciation	(142,397)	(137,220)
Property and equipment, net	$74,314	$64,906

The depreciation expense related to property and equipment, including assets under capital leases, was $6.0 million and $11.3 million for the three and six months ended March 27, 2016, respectively, compared to $5.9 million and $12.8 million for the prior-year periods.  In the first six months of fiscal 2015, we sold assets comprised primarily of equipment of a total book value of $3.6 million for net proceeds of $9.8 million, and recognized a corresponding gain of $6.2 million.  This equipment was primarily related to our RCM segment.

6.             Stock Repurchase and Dividends

On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $200 million of our common stock over the succeeding two years.  In the first half of fiscal 2016, we repurchased through open market purchases under this program a total of 1,896,760 shares at an average price of $26.36, for a total cost of $50.0 million.

On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.  On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.  Dividends totaling $9.4 million and $8.6 million were paid in the first half of fiscal 2016 and fiscal 2015, respectively.

Subsequent Event.  On April 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on May 27, 2016 to stockholders of record as of the close of business on May 13, 2016.

7.             Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended March 27, 2016 was $3.4 million and $6.1 million, respectively, compared to $2.6 million and $5.4 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There we no material stock compensation awards in the second quarter of fiscal 2016.  For the six months ended March 27, 2016, we granted 241,932 stock options with an exercise price of $27.16 per share and an estimated weighted-average fair value of $8.05 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 137,777 performance shares units (“PSUs”) to our non-employee directors and executive officers at a fair value of $31.63 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 215,539 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $27.16 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$3,744	$19,017	$26,983	44,592

Weighted-average common shares outstanding — basic	58,451	61,153	58,819	61,816
Effect of dilutive stock options and unvested restricted stock	680	570	708	615
Weighted-average common stock outstanding — diluted	59,131	61,723	59,527	62,431

Earnings per share attributable to Tetra Tech:
Basic	$0.06	$0.31	$0.46	$0.72
Diluted	$0.06	$0.31	$0.45	$0.71

For the three and six months ended March 27, 2016, 0.8 million and 0.5 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 1.3 million for both same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.             Income Taxes

Our effective tax rates for the first half of fiscal 2016 and 2015 were 38.2% and 29.6%, respectively.  In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the U.S. Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and experimentation tax credits (“R&E Credits”) retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.  Excluding these items, our effective tax rates for the first half of fiscal 2016 and 2015 were 32.7% and 31.5%, respectively.

At March 27, 2016, approximately $55.0 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, were expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at March 27, 2016, the incremental federal tax applicable to those earnings would be approximately $5.6 million.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance. As of March 27, 2016, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ending March 27, 2016, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.7 million has been provided.

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

RME:  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, international development, remediation, waste management and utilities.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports Engineering, Procurement and Construction Management (“EPCM”) for full service implementation of commercial projects.

RCM:  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially complete in fiscal 2017.

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed.  All significant intercompany balances and transactions are eliminated in consolidation.  The Corporate segment operating losses in the second quarter and first six months of fiscal 2016 include the $15.9 million of acquisition and integration expenses described in Note 3.

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Revenue
WEI	$226,008	$237,736	$466,391	$485,533
RME	403,949	326,409	719,666	642,685
RCM	10,753	18,151	31,579	52,581
Elimination of inter-segment revenue	(13,326)	(17,533)	(29,544)	(34,980)
Total revenue	$627,384	$564,763	$1,188,092	$1,145,819

Operating Income (Loss)
WEI	$16,391	$15,455	$36,420	$36,968
RME	27,477	20,083	52,920	46,122
RCM	(386)	5	(5,668)	(3,416)
Corporate (1)	(26,832)	(5,145)	(34,091)	(12,664)
Total operating income	$16,650	$30,398	$49,581	$67,010

Depreciation
WEI	$1,203	$1,338	$2,371	$2,715
RME	4,171	3,516	7,705	7,050
RCM	185	675	377	1,336
Corporate (1)	409	400	818	1,692
Total depreciation	$5,968	$5,929	$11,271	$12,793

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	March 27, 2016	September 27, 2015
	(in thousands)
Total Assets
WEI	$280,853	$287,112
RME	534,578	422,133
RCM	28,965	57,612
Corporate (1)	908,518	792,385
Total assets	$1,752,914	$1,559,242

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Client Sector
International (1)	$206,902	$173,680	$342,708	$320,741
U.S. commercial	174,381	157,082	362,545	330,741
U.S. federal government (2)	178,015	169,324	343,037	355,034
U.S. state and local government	68,086	64,677	139,802	139,303
Total	$627,384	$564,763	$1,188,092	$1,145,819

(1)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

(2)        Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.          Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  The carrying value of our long-term debt approximated fair value at March 27, 2016 and September 27, 2015.  As of March 27, 2016, we had borrowings of $357.1 million outstanding under our amended credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.          Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and six months ended March 27, 2016 was $1.1 million and $1.5 million, respectively, compared to $1.6 million and $3.8 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at March 27, 2016 and September 27, 2015.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at March 27, 2016 and September 27, 2015 were $1.4 million and $0.7 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and six months ended March 27, 2016, we reported $0.7 million and $0.9 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $1.2 million and $1.8 million for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $15.7 million and $13.7 million, respectively, at March 27, 2016, and $17.1 million and $15.2 million, respectively, at September 27, 2015.

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

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in our condensed consolidated balance sheets in accumulated other comprehensive loss.

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At March 27, 2016, the effective portion of our interest rate swap agreements designated as cash flow hedges before taxes was $1.8 million, all of which we expect to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

As of March 27, 2016, the total notional principal amount of our outstanding interest rate swap agreements that expire in May 2018 was $187.1 million and the weighted average fixed interest rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

	Balance Sheet Location	March 27, 2016	September 27, 2015
		(in thousands)

Interest rate swap agreements	Other current liabilities	$1,950	$2,518

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our foreign currency forward contracts and interest rate swap agreements was immaterial for the first half of fiscal 2016 and the fiscal year ended September 27, 2015.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2015 and the first half of fiscal 2016.

14.                               Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 27, 2016 and March 29, 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at December 28, 2014	$(67,654)	$67	$(67,587)

Other comprehensive loss before reclassifications	(43,516)	(938)	(44,454)
Reclassification adjustment of prior derivative settlement, net of tax	–	(579)	(579)
Net current-period other comprehensive loss	(43,516)	(1,517)	(45,033)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

Balances at December 27, 2015	$(157,713)	$(832)	$(158,545)

Other comprehensive income (loss) before reclassifications	26,576	(144)	26,432
Reclassification adjustment of prior derivative settlement, net of tax	–	(453)	(453)
Net current-period other comprehensive income (loss)	26,576	(597)	25,979

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

	Six Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive loss before reclassifications	(68,085)	(828)	(68,913)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,169)	(1,169)
Net current-period other comprehensive loss	(68,085)	(1,997)	(70,082)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income before reclassifications	10,092	1,527	11,619
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,014)	(1,014)
Net current-period other comprehensive income	10,092	513	10,605

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

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

In November 2015, the FASB issued updated guidance as a part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards.  The updated guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, and construction management services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, energy, and international development.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects, and include applied science, research and technology, information technology, engineering, design, construction management, construction, and operations and maintenance.  Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 16,000 staff worldwide, located primarily in North America.

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

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Client Sector
U.S. commercial	27.8%	27.8%	30.5%	28.9%
International (1)	33.0	30.8	28.8	28.0
U.S. federal government (2)	28.4	30.0	28.9	31.0
U.S. state and local government	10.8	11.4	11.8	12.1
Total	100.0%	100.0%	100.0%	100.0%

(1)                Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

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

Resource Management and Energy.  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, international development, geotechnical, remediation, waste management and utilities.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME supports EPCM for full service implementation of commercial projects.

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially complete in fiscal 2017.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Reportable Segment
WEI	36.0%	42.1%	39.2%	42.4%
RME	64.4	57.8	60.6	56.1
RCM	1.7	3.2	2.7	4.6
Inter-segment elimination	(2.1)	(3.1)	(2.5)	(3.1)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015

Contract Type
Fixed-price	25.2%	34.3%	28.8%	36.8%
Time-and-materials	59.5	47.9	54.5	44.6
Cost-plus	15.3	17.8	16.7	18.6
	100.0%	100.0%	100.0%	100.0%

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving, Christmas, and New Year’s holidays.  Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods.  Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work.  These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.  Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months in North America that may result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

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

On January 18, 2016, we acquired Coffey, headquartered in Sydney, Australia.  Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience.  Coffey significantly expands Tetra Tech’s geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business also has operations supporting federal government agencies in the U.S. and the United Kingdom.  The fair value of the purchase price for Coffey was $76.1 million in addition to $65.1 million of assumed debt.  In the second quarter of fiscal 2016, we also acquired INDUS, headquartered in Vienna, Virginia.  INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our WEI segment.  The fair value of the purchase price for INDUS was $17.8 million.  Of this amount, $13.1 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified financial objectives.

In fiscal 2015, we acquired CEG, headquartered in Middletown, New York.  CEG is an environmental engineering and consulting firm focused on solid waste markets in the United States, and is included in our RME segment.  The fair value of the purchase price for CEG was $15.9 million.  Of this amount, $11.8 million was paid to the sellers and $4.1 million was the estimated fair value of contingent earn-out obligations, with a maximum of $9.8 million, based upon the achievement of specified financial objectives.

For further detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures. To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in the first half of fiscal 2016 or 2015.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first half of fiscal 2016, our revenue increased 3.7% compared to the prior-year period. The Coffey and INDUS acquisitions contributed revenue of $88.2 million in the second quarter of fiscal 2016 since their respective acquisition dates. Excluding these contributions, our revenue decreased 4.0% in the first half of fiscal 2016 compared to the same period last year. This decline primarily resulted from adverse foreign exchange rate fluctuations as the U.S. dollar strengthened over the last 12 months against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar. In addition, our lower revenue reflects a reduction in construction activities compared to the first half of last year, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets. On a constant currency basis, revenue from our ongoing business in the first half of fiscal 2016, excluding RCM, increased 1.0% compared to the year-ago period.

U.S. Commercial.  Our U.S. commercial business increased 9.6% in the first half of fiscal 2016 compared to the year-ago period.  This growth primarily reflects increased waste management and environmental activities.  We expect our U.S. commercial revenue to continue to show year-over-year improvement during the remainder of fiscal 2016.

International. Our international business increased 6.8% in the first half of fiscal 2016 compared to the same period last year. This growth was primarily due to the Coffey acquisition, which contributed revenue of $62.1 million since the acquisition date. Excluding this contribution, our international business decreased 12.5% in the first half of fiscal 2016 compared to the same period last year primarily due to foreign exchange rate fluctuations. Excluding the impact of foreign exchange, our international business was flat compared to the prior-year period. We anticipate significantly increased international revenue, including the contribution from Coffey, during the remainder of fiscal 2016 on a constant currency basis.

U.S. Federal Government.  Our U.S. federal government business decreased 3.4% in the first half of fiscal 2016 compared to the year-ago period.  The Coffey acquisition contributed revenue of $26.1 million since the acquisition date.  Excluding the Coffey contribution, our U.S. federal business decreased 10.7% in the first half of fiscal 2016 compared to the same period last year partially due to the aforementioned reduction in fixed-price construction activities in the RCM segment.  Excluding these activities and the contribution from Coffey, our U.S. federal government revenue decreased 6.4% in the first half of fiscal 2016 compared to the first six months of last year.  We experienced reduced activity on projects for the U.S. Department of Defense (“DoD”), which more than offset increases in revenues from civilian federal projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We expect our U.S. federal revenue to show growth during the remainder of fiscal 2016, excluding the RCM segment.

U.S. State and Local Government. Our U.S. state and local government business was flat in the first half of fiscal 2016 compared to the same period in fiscal 2015. This result includes the impact of the aforementioned reduction in certain construction activities, especially those related to state transportation projects in the RCM segment. Excluding these activities, our U.S. state and local government revenue increased 4.3 % in the first half of fiscal 2016 compared to the same period last year. Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. As a result, we experienced broad-based growth in U.S. state and local government project-related infrastructure revenue. We expect our U.S. state and local government business to continue to show growth during the remainder of fiscal 2016, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 27,	March 29,	Change		March 27,	March 29,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$627,384	$564,763	$62,621	11.1%	$1,188,092	$1,145,819	$42,273	3.7%
Subcontractor costs	(148,619)	(132,009)	(16,610)	(12.6)	(288,371)	(275,985)	(12,386)	(4.5)
Revenue, net of subcontractor costs (1)	478,765	432,754	46,011	10.6	899,721	869,834	29,887	3.4
Other costs of revenue	(403,976)	(362,957)	(41,019)	(11.3)	(751,772)	(721,238)	(30,534)	(4.2)
Gross profit	74,789	69,797	4,992	7.2	147,949	148,596	(657)	(0.4)
Selling, general and administrative expenses	(40,406)	(42,512)	2,106	5.0	(79,634)	(84,699)	5,065	6.0
Acquisition and integration expenses	(15,911)	–	(15,911)	NM	(15,911)	–	(15,911)	NM
Contingent consideration - fair value adjustments	(1,822)	3,113	(4,935)	(158.5)	(2,823)	3,113	(5,936)	(190.7)
Operating income	16,650	30,398	(13,748)	(45.2)	49,581	67,010	(17,429)	(26.0)
Interest expense	(4,251)	(1,804)	(2,447)	(135.6)	(5,911)	(3,594)	(2,317)	(64.5)
Income before income tax expense	12,399	28,594	(16,195)	(56.6)	43,670	63,416	(19,746)	(31.1)
Income tax expense	(8,661)	(9,584)	923	9.6	(16,692)	(18,760)	2,068	11.0
Net income including noncontrolling interests	3,738	19,010	(15,272)	(80.3)	26,978	44,656	(17,678)	(39.6)
Net (income) loss from noncontrolling interests	6	7	(1)	(14.3)	5	(64)	69	107.8
Net income attributable to Tetra Tech	$3,744	$19,017	$(15,273)	(80.3)	$26,983	$44,592	$(17,609)	(39.5)
Diluted earnings per share	$0.06	$0.31	$(0.25)	(80.6)	$0.45	$0.71	$(0.26)	(36.6)

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

NM      = not meaningful

The following table reconciles our reported results to ongoing results, which exclude RCM results, purchase accounting adjustments, and the impact of foreign exchange translation.  Ongoing results also exclude Coffey-related acquisition and integration expenses, and debt pre-payment fees in the second quarter of fiscal 2016.  Additionally, ongoing diluted earnings per share for the six month periods exclude the benefit of the retroactive extensions of the federal research and experimentation tax credits (“R&E Credits”) described below.

	Three Months Ended				Six Months Ended
	March 27,	March 29,	Change		March 27,	March 29,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$627,384	$564,763	$62,621	11.1%	$1,188,092	$1,145,819	$42,273	3.7%
Foreign exchange	14,251	–	14,251	–	36,329	–	36,329	–
RCM	(10,753)	(18,151)	7,398	–	(31,579)	(52,581)	21,002	–
Ongoing revenue	$630,882	$546,612	$84,270	15.4	$1,192,842	$1,093,238	$99,604	9.1

Revenue, net of subcontractor costs	$478,765	$432,754	$46,011	10.6	$899,721	$869,834	$29,887	3.4
Foreign exchange	13,486	–	13,486	–	33,354	–	33,354	–
RCM	(2,975)	(2,082)	(893)	–	(10,165)	(12,693)	2,528	–
Ongoing revenue, net of subcontractors costs	$489,276	$430,672	$58,604	13.6	$922,910	$857,141	$65,768	7.7

Operating income	$16,650	$30,398	$(13,748)	(45.2)	$49,581	$67,010	$(17,429)	(26.0)
Foreign exchange	359	–	359	–	1,527	–	1,527	–
Acquisition and integration expenses	15,911	–	15,911	–	15,911	–	15,911	–
Contingent consideration – fair value adjustments	1,822	(3,113)	4,935	–	2,823	(3,113)	5,936	–
Subtotal	34,742	27,285	7,457	27.3	69,842	63,897	5,945	9.3
RCM	386	(5)	391	–	5,668	3,416	2,252	–
Ongoing operating income	$35,128	$27,280	$7,848	28.8	$75,510	$67,313	$8,197	12.2

EPS	$0.06	$0.31	$(0.25)	(81)%	$0.45	$0.71	$(0.26)	(37)%
Earn-out expense (gain)	0.02	(0.03)	0.05		0.03	(0.03)	0.06
RCM	–	–	–		0.05	0.03	0.02
Acquisition and integration expenses	0.26	–	0.26		0.26	–	0.26
Coffey debt prepayment	0.03	–	0.03		0.03	–	0.03
Retroactive R&E tax	–	–	–		(0.03)	(0.02)	(0.01)
Ongoing EPS	$0.37	$0.28	$0.09	32%	$0.79	$0.69	$0.10	14%
Foreign exchange (FX)	0.01	–	0.01		0.02	–	0.02
Ongoing EPS, Net of FX	$0.38	$0.28	$0.10	36%	$0.81	$0.69	$0.12	17%

In the second quarter of fiscal 2016, revenue and revenue, net of subcontractor costs, increased $62.6 million, or 11.1%, and $46.0 million, or 10.6%, respectively, compared to the second quarter of last year.  In the first half of fiscal 2016, revenue and revenue, net of subcontractor costs, increased $42.3 million, or 3.7%, and $29.9 million, or 3.4%, respectively, compared to the same period last year.  These trends include the above-described reduction in certain construction activities and the fluctuation in foreign exchange rates compared to last year.  Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $7.4 million and increased $0.9 million, respectively, in the second quarter of fiscal 2016 compared to the prior-year quarter.  On a year-to-date basis, this revenue and revenue, net of subcontractor costs, decreased $21.0 million and $2.5 million, respectively, compared to the first half of last year.  Revenue declines caused by foreign exchange rate fluctuations resulted from a stronger U.S. dollar versus most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $14.3 million and $13.5 million, respectively, in the second quarter of fiscal 2016, and $36.3 million and $33.4 million, respectively, in the first half of fiscal 2016 compared to the same periods in fiscal 2015.

On a constant currency basis, our revenue and revenue, net of subcontractor costs, excluding the exited activities in the RCM segment (referred to as “ongoing” results) increased 15.4% and 13.6%, respectively, in the second quarter of fiscal 2016 and 9.1% and 7.7%, respectively, in the first six months of fiscal 2016, compared to the same periods last year.  These increases reflect revenue and revenue, net of subcontractor costs, of $88.2 million and $65.7 million, respectively, from the acquisitions completed in the second quarter of fiscal 2016 since their respective acquisition dates.  Excluding these acquisitions, our ongoing revenue and revenue, net of subcontractor costs, decreased 0.7% and 1.6%, respectively, in the second quarter of fiscal 2016 and increased 1.0% and was flat, respectively, in the first six months of fiscal 2016, compared to the same periods last year.  These results reflect increased commercial and state and local government activity in our ongoing U.S. operations.  On a combined basis, commercial and state local government revenue and revenue, net of subcontractor costs, increased $19.3 million and $4.9 million, respectively, in the second quarter of fiscal 2016, and $35.9 million and $16.8 million, respectively, in the first half of fiscal 2016 compared to the same periods last year, primarily due to increased waste management, midstream oil and gas, and infrastructure activities.  However, these increases were substantially offset by a decline in our U.S. federal activities.  Our ongoing U.S. federal revenue and revenue, net of subcontractor costs, excluding contributions from fiscal 2016 acquisitions, decreased $8.5 million and $5.6 million, respectively, in the second quarter of fiscal 2016, and $20.6 million and $12.7 million, respectively, in the first half of fiscal 2016, compared to the same periods last year.  These decreases were due primarily to less work for the DoD.

Our operating income decreased $13.7 million and $17.4 million in the second quarter and first half of fiscal 2016, respectively compared to the same periods in fiscal 2015.  Our operating income in the second quarter and first six months of 2016 were reduced by acquisition and integration expenses of $15.9 million related to the acquisition of Coffey.  For further detailed information regarding these charges, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.  In addition, losses of $1.8 million and $2.8 million related to changes in the estimated fair value of contingent earn-out liabilities reduced our operating income in the second quarter and first half of fiscal 2016, respectively.  These earn-out losses compare to a gain of $3.1 million in the second quarter and first six months of fiscal 2015.  The aforementioned year-over-year foreign exchange rate fluctuations reduced operating income by $0.4 million and $1.5 million in the second quarter and first half of fiscal 2016, respectively, compared to the same periods last year.  The loss from exited construction activities in our RCM segment was $0.4 million and $5.7 million in the second quarter and first half of fiscal 2016, respectively, compared to break-even results and a loss of $3.4 million in the second quarter and first six months of fiscal 2015.  Our RCM results are described below under “Remediation and Construction Management.”  Excluding these non-operating items, ongoing operating income increased $7.8 million, or 28.8%, and $8.2 million, or 12.2%, in the second quarter and first half of fiscal 2016, respectively, compared to the same periods in fiscal 2015.

Our increased ongoing operating income in the second quarter and first half of fiscal 2016 primarily reflects improved results in our RME segment compared to last year.  On a constant currency basis, RME’s operating income increased $8.5 million and $9.1 million in the second quarter and first half of fiscal 2016, respectively, compared to the same periods last year.  Our RME results are described below under “Resource Management and Energy.”

Interest expense was $4.3 million and $5.9 million, in the second quarter and first half of fiscal 2016, respectively, compared to $1.8 million and $3.6 million in the same periods last year.  Interest expense in the second quarter of fiscal 2016 includes debt pre-payment fees of $1.9 million related to the Coffey acquisition.  The remaining increases in interest expense reflects additional borrowings to fund the $76.1 million purchase price and $65.1 million of debt assumed and paid-off for the Coffey acquisition.

Our effective tax rates for the first half of fiscal 2016 and 2015 were 38.2% and 29.6%, respectively.  In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible, and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the U.S. Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the R&E Credits retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.  Excluding these items, our effective tax rates for the first half of fiscal 2016 and 2015 were 32.7% and 31.5%, respectively.

Diluted earnings per share attributable to Tetra Tech (“EPS”) were $0.06 and $0.45 per share in the second quarter and first half of fiscal 2016, respectively, compared to $0.31 and $0.71 per share in the prior-year periods.  These decreases reflect the acquisition and integration expenses and debt pre-payment fees that totaled $17.8 million ($16.5 million after-tax) in the second quarter of fiscal 2016, which had minimal tax benefit as previously described.  As a result, these charges reduced EPS by $0.29 per share in the second quarter and first half of fiscal 2016.  The other non-operating items described above (foreign exchange, earn-out gains/losses, and RCM segment results) also adversely affected the year-over-year EPS comparisons.  On the same basis as our ongoing operating income, EPS was $0.37 per share and $0.79 per share in the second quarter and first half of fiscal 2016, respectively, compared to $0.28 per share and $0.69 per share in the same periods last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended				Six Months Ended
	March 27,	March 29,	Change		March 27,	March 29,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$226,008	$237,736	$(11,728)	(4.9)%	$466,391	$485,533	$(19,142)	(3.9)%
Subcontractor costs	(59,590)	(54,556)	(5,034)	9.2	(120,552)	(106,239)	(14,313)	13.5
Revenue, net of subcontractor costs	$166,418	$183,180	$(16,762)	(9.2)	$345,839	$379,294	$(33,455)	(8.8)

Operating income	$16,391	$15,455	$936	6.1	$36,420	$36,968	$(548)	(1.5)

As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $4.1 million and $3.8 million, respectively, for the second quarter of fiscal 2016, and $13.1 million and $11.9 million for the first half of fiscal 2016, respectively, compared to the year-ago periods.  On a constant currency basis, our revenue decreased 3.2% and our revenue, net of subcontractor costs, decreased 7.1% in the second quarter of fiscal 2016 and decreased 1.3% and 5.7% in the first half of fiscal 2016, respectively, compared to the same periods of fiscal 2015.  The decline in revenue, net of subcontractor costs, resulted primarily from reduced U.S. federal work with the DoD.

Despite lower revenue, our operating income increased $0.9 million in the second quarter of fiscal 2016 compared to the same period last year.  Over the same period, our operating margin, based on revenue, net of subcontractor costs, improved to 9.8% in the second quarter of fiscal 2016 from 8.4% in last year’s second quarter.  This improved profitability reflects a higher proportion of commercial revenue and a corresponding decline in government revenue in the second quarter of fiscal 2016 compared to the same period last year.  Our commercial revenue typically has a higher margin than revenue from government projects.  This trend is also reflected in our year-to-date results as our operating margin improved to 10.5% in the first half of fiscal 2016 compared to 9.7% in the first half of fiscal 2015.

Resource Management and Energy

	Three Months Ended				Six Months Ended
	March 27,	March 29,	Change		March 27,	March 29,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$403,949	$326,409	$77,540	23.8%	$719,666	$642,685	$76,981	12.0%
Subcontractor costs	(94,577)	(78,917)	(15,660)	19.8	(175,949)	(164,838)	(11,110)	6.7
Revenue, net of subcontractor costs	$309,372	$247,492	$61,880	25.0	$543,717	$477,847	$65,871	13.8

Operating income	$27,477	$20,083	$7,394	36.8	$52,920	$46,122	$6,798	14.7

As in the WEI segment, foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during fiscal 2016 in the amounts of $10.4 million and $9.7 million, respectively, for the second quarter, and $24.1 million and $21.5 million, respectively, for the first half, compared to the same periods last year.  On a constant currency basis, revenue and revenue, net of subcontractor costs, increased 27.0% and 28.9%, respectively, in the second quarter of fiscal 2016, and 15.7% and 18.3%, respectively, in the first half of 2016 compared to the same periods last year.  These increases reflect revenue and revenue, net of subcontractor costs, of $88.2 million and $65.7 million, respectively, contributed by Coffey in the second quarter of fiscal 2016 since the acquisition date.  On a constant currency basis, excluding the Coffey acquisition, our revenue was flat and our revenue, net of subcontractor costs, increased 2.4% in the second quarter of fiscal 2016.  On the same basis, our year-to-date revenue and revenue, net of subcontractor costs, increased 2.0% and 4.5%, respectively, compared to first half of fiscal 2015.  These increases primarily reflect higher waste management and international development revenue.

Operating income increased $7.4 million and $6.8 million in the second quarter and first half of fiscal 2016, respectively, compared to the same periods last year.  Of these amounts, the Coffey acquisition contributed $1.9 million.  The remainder of the increases in operating income primarily reflects improved project execution in our waste management and midstream oil and gas businesses.  On a combined basis, these activities generated $6.3 million and $7.2 million more operating income in the second quarter and first six months of fiscal 2016, respectively, than in the same periods last year.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 27,	March 29,	Change		March 27,	March 29,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$10,753	$18,151	$(7,398)	(40.8)%	$31,579	$52,581	$(21,002)	(39.9)%
Subcontractor costs	(7,778)	(16,069)	8,291	(51.6)	(21,414)	(39,888)	18,473	(46.3)
Revenue, net of subcontractor costs	$2,975	$2,082	$893	42.9	$10,165	$12,693	$(2,529)	(19.9)

Operating (loss) income	$(386)	$5	$(391)	(8,345.7)	$(5,668)	$(3,416)	$(2,252)	65.9

Revenue and revenue, net of subcontractor costs, decreased $7.4 million and increased $0.9 million, respectively, in the second quarter of fiscal 2016, and decreased $21.0 million and $2.5 million, respectively, in the first half of fiscal 2016, compared to the year-ago periods.  These decreases resulted from our decision to wind-down the RCM construction activities.  The operating loss in the first half of fiscal 2016 includes $7.9 million of losses related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the second quarter of 2016 was $41 million.  The related work to be performed in this segment will be substantially complete in fiscal 2017.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we may repurchase up to $200 million of our common stock over the succeeding two years, $150 million of which had been repurchased as of March 27, 2016.  On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share paid on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015. On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share paid on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.

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

As of March 27, 2016, cash and cash equivalents were $113.7 million, a decrease of $21.7 million compared to the fiscal 2015 year-end.  The decrease was due to cash used for share repurchases, capital expenditures and dividends, which were partially offset by cash provided by operating activities.

Operating Activities.  For the first six months of fiscal 2016, net cash provided by operating activities was $30.2 million, an increase of $5.5 million compared to the first half of fiscal 2015.

Investing Activities.  For the first six months of fiscal 2016, net cash used in investing activities was $90.3 million, an increase of $88.0 million compared to the first half of fiscal 2015.  The increase primarily resulted from cash used for the acquisitions of Coffey and INDUS in the second quarter of fiscal 2106, which totaled $81.3 million.

Financing Activities.  For the first six months of fiscal 2016, net cash provided by financing activities was $37.4 million, compared to net cash used in financing activities of $41.0 million in the prior-year period.  The $78.4 million year-over-year change in financing activities primarily relates to increased net borrowings of $58.2 million, due to the fiscal 2016 acquisitions previously discussed.

Subsequent Events.  On April 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on May 27, 2016 to stockholders of record as of the close of business on May 13, 2016

Debt Financing.  On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility both maturing in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the “Credit Agreement”) that extended the maturity date for the term loan and the revolving credit facility to May 2020.  The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions.  The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings.  The interest rate provisions of the term loan and the revolving credit facility did not materially change.

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

As of March 27, 2016, we had $357.1 million in outstanding borrowings under the Credit Agreement, which was comprised of $187.1 million under the Term Loan Facility and $170.0 million under the Revolving Credit Facility at a weighted-average interest rate of 1.62% per annum.  In addition, we had $1.3 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at March 27, 2016 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.48%.  At March 27, 2016, we had $288.7 million of available credit under the Revolving Credit Facility, of which $204.1 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $25.2 million, of which $5.0 million was issued in currencies other than the U.S. dollar.

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

At March 27, 2016, we were in compliance with these covenants with a consolidated leverage ratio of 1.99x and a consolidated fixed charge coverage ratio of 3.04x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility, and a bank guaranty facility.  This facility was amended in March 2016 to extend the term of the existing facility to April 8, 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors.  At March 27, 2016, balances due under this facility consisted of an overdraft balance of $2.9 million and bank guarantees of $6.7 million.  On April 8, 2016, the facility was amended again to provide for a secured AUD$30 million facility, which may be used interchangeably by Coffey for bank overdrafts, short-term cash advances, or bank guarantees.  This facility expires in April 2017, and is secured by assets of certain Australian and New Zealand subsidiaries, and supported by a parent guarantee.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	$4,810	May 29, 2015
July 27, 2015	$0.08	August 17, 2015	$4,799	September 4, 2015
November 9, 2015	$0.08	November 30, 2015	$4,713	December 11, 2015
January 25, 2016	$0.08	February 12, 2016	$4,669	February 26, 2016
April 25, 2016	$0.09	May 13, 2016	N/A	May 27, 2016

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance. As of March 27, 2016, we performed our assessment of net deferred tax assets. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets. Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions. We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended March 27, 2016, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.7 million has been provided.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 27, 2016, we had $1.3 million in standby letters of credit outstanding under our Credit Agreement, $25.2 million in standby letters of credit outstanding under our additional letter of credit facilities and $6.7 million of bank guarantees under an existing Coffey facility.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At March 27, 2016 we had borrowings outstanding under the Credit Agreement of $357.1 million at a weighted-average interest rate of 1.62% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at March 27, 2016 was 2.48%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the second quarter and first half of fiscal 2016 and 2015.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first half of 2016 and 2015, 28.8% and 28.0% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first half of fiscal 2016, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $10.1 million compared to a reduction in equity of $68.2 million in the first half of fiscal 2015.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 27, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the second quarter of fiscal 2016, we generated 39.2% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the second quarter of fiscal 2016, we generated 51.1% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the second quarter of fiscal 2016, we generated 33.0% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at March 27, 2016 included approximately $42 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of March 27, 2016, our goodwill was $716.2 million and other intangible assets were $58.2 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at March 27, 2016 was $2.1 billion, an increase of $245.7 million, or 12.9%, compared to the end of fiscal 2015.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Certain of our contracts may require our employees travel to and work in high-risk countries that are undergoing political, social, and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism, or public health crises.  For example, we currently have employees working in high security risk countries such as Afghanistan and Iraq.  As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation, or other unforeseen circumstances.  We may choose or be forced to leave a country with little or no warning due to physical security risks.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of March 27, 2016, we repurchased through open market purchases a total of 5,859,756 shares at an average price of $25.68, for a total cost of $150.5 million under this new repurchase program.  These shares were repurchased during the period from September 28, 2015 through March 27, 2016.  A summary of the repurchase activity for the six months ended March 27, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

September 28, 2015 – October 25, 2015	282,572	$25.79	282,572	$92,212,340
October 26, 2015 – November 22, 2015	329,623	26.77	329,623	83,388,695
November 23, 2015 – December 27, 2016	327,714	27.12	327,714	74,500,070
December 28, 2016 – January 24, 2016	261,792	24.92	261,792	67,976,537
January 25, 2016 – February 21, 2016	332,952	25.24	332,952	59,572,286
February 22, 2016 – March 27, 2016	362,107	27.82	362,107	49,500,090

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 27, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2016	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)