Form 10-Q
period 2016-06-26
TETRA TECH INC
filed 2016-07-29
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

Yes  ☐   No  ☒

As of July 25, 2016, 57,429,561 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	June 26, 2016	September 27, 2015
Current assets:
Cash and cash equivalents	$153,918	$135,326
Accounts receivable – net	700,846	636,030
Prepaid expenses and other current assets	51,957	42,125
Income taxes receivable	25,875	10,294
Total current assets	932,596	823,775

Property and equipment – net	71,588	64,906
Investments in and advances to unconsolidated joint ventures	1,869	1,886
Goodwill	727,773	601,379
Intangible assets – net	51,991	40,332
Other long-term assets	28,512	26,964

Total assets	$1,814,329	$1,559,242

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$155,083	$150,284
Accrued compensation	117,867	103,866
Billings in excess of costs on uncompleted contracts	93,401	93,989
Deferred income taxes	24,797	20,787
Current portion of long-term debt	15,498	11,904
Estimated contingent earn-out liabilities	5,590	609
Other current liabilities	101,340	69,003
Total current liabilities	513,576	450,442

Deferred income taxes	35,876	34,759
Long-term debt	349,210	180,972
Long-term estimated contingent earn-out liabilities	6,176	3,560
Other long-term liabilities	45,620	32,711

Commitments and contingencies (Note 15)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 26, 2016, and September 27, 2015	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 57,546 and 59,381 shares at June 26, 2016, and September 27, 2015, respectively	575	594
Additional paid-in capital	276,242	326,593
Accumulated other comprehensive loss	(124,038)	(143,171)
Retained earnings	710,409	672,309
Tetra Tech stockholders’ equity	863,188	856,325
Noncontrolling interests	683	473
Total equity	863,871	856,798

Total liabilities and equity	$1,814,329	$1,559,242

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Revenue	$666,869	$575,108	$1,854,961	$1,720,927
Subcontractor costs	(168,235)	(153,209)	(456,606)	(429,194)
Other costs of revenue	(413,551)	(340,181)	(1,165,323)	(1,061,419)
Gross profit	85,083	81,718	233,032	230,314
Selling, general and administrative expenses	(44,993)	(40,997)	(124,626)	(125,695)
Acquisition and integration expenses	(1,005)	–	(16,916)	–
Contingent consideration – fair value adjustments	–	–	(2,823)	3,113
Operating income	39,085	40,721	88,667	107,732

Interest expense, net	(2,590)	(2,026)	(8,501)	(5,621)
Income before income tax expense	36,495	38,695	80,166	102,111

Income tax expense	(10,805)	(12,443)	(27,497)	(31,202)

Net income including noncontrolling interests	25,690	26,252	52,669	70,909

Net (income) loss from noncontrolling interests	4	(46)	9	(111)

Net income attributable to Tetra Tech	$25,694	$26,206	$52,678	$70,798

Earnings per share attributable to Tetra Tech:
Basic	$0.44	$0.44	$0.90	$1.16
Diluted	$0.44	$0.43	$0.89	$1.14

Weighted-average common shares outstanding:
Basic	57,796	60,207	58,483	61,293
Diluted	58,616	60,792	59,228	61,887

Cash dividends paid per share	$0.09	$0.08	$0.25	$0.22

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net income including noncontrolling interests	$25,690	$26,252	$52,669	$70,909

Other comprehensive income, net of tax :
Foreign currency translation adjustments	9,044	11,676	19,149	(56,514)
(Loss) gain on cash flow hedge valuations	(524)	621	(11)	(1,376)
Other comprehensive income (loss), net of tax	8,520	12,297	19,138	(57,890)

Comprehensive income including noncontrolling interests	34,210	38,549	71,807	13,019

Net loss (income) attributable to noncontrolling interests	4	(46)	9	(111)
Foreign currency translation adjustments, net of tax	8	14	(5)	118
Comprehensive income (loss) attributable to noncontrolling interests	12	(32)	4	7

Comprehensive income attributable to Tetra Tech	$34,222	$38,517	$71,811	$13,026

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:

Net income including noncontrolling interests	$52,669	$70,909

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,835	34,300
Equity in income of unconsolidated joint ventures	(1,557)	(3,097)
Distributions of earnings from unconsolidated joint ventures	2,305	3,045
Stock-based compensation	9,299	8,093
Excess tax benefits from stock-based compensation	(576)	(170)
Deferred income taxes	7,313	(9,826)
Provision for doubtful accounts	9,488	(1,866)
Fair value adjustments to contingent consideration	2,823	(3,113)
Gain on disposal of property and equipment	(777)	(5,295)
Lease termination costs and related asset impairment	2,946	–

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	19,107	78,110
Prepaid expenses and other assets	(4,791)	6,023
Accounts payable	(2,566)	(36,733)
Accrued compensation	(2,035)	1,448
Billings in excess of costs on uncompleted contracts	(8,370)	(11,363)
Other liabilities	(14,976)	(21,497)
Income taxes receivable/payable	(14,335)	25,130
Net cash provided by operating activities	89,802	134,098

Cash flows from investing activities:
Capital expenditures	(10,107)	(20,262)
Payments for business acquisitions, net of cash acquired	(81,256)	(11,750)
Changes in restricted cash	(3,384)	–
Proceeds from sale of property and equipment	3,291	10,039
Investments in unconsolidated joint ventures	(768)	–
Net cash used in investing activities	(92,224)	(21,973)

Cash flows from financing activities:
Payments on long-term debt	(102,213)	(32,631)
Proceeds from borrowings	200,000	64,794
Payments of earn-out liabilities	(1,001)	(3,199)
Debt pre-payment costs	(1,935)	(1,457)
Excess tax benefits from stock-based compensation	576	170
Repurchases of common stock	(75,000)	(75,500)
Dividends paid	(14,578)	(13,440)
Net proceeds from issuance of common stock	12,679	5,621
Net cash provided by (used in) financing activities	18,528	(55,642)

Effect of foreign exchange rate changes on cash	2,486	(3,679)

Net increase in cash and cash equivalents	18,592	52,804
Cash and cash equivalents at beginning of period	135,326	122,379
Cash and cash equivalents at end of period	$153,918	$175,183

Supplemental information:
Cash paid during the period for:
Interest	$9,089	$5,084
Income taxes, net of refunds received of $3.0 million and $4.4 million	$29,405	$15,679

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

We report our water resources, water and wastewater treatment, environment and infrastructure engineering activities in our Water, Environment and Infrastructure (“WEI”) reportable segment.  Our Resource Management and Energy (“RME”) reportable segment includes our natural resources, energy, international development, waste management, remediation and utilities services.  We report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment.  In the first quarter of fiscal 2016, we re-aligned certain operating units within our reportable segments to improve organizational effectiveness by better aligning operations with similar clients and projects.  Specifically, we re-aligned certain operations that previously provided natural resources services, primarily mining-related, in the RME reportable segment to the WEI reportable segment.  Due to the downturn in the mining industry in recent years, we determined that these operations could be better utilized by supporting infrastructure engineering activities in our WEI reportable segment.  Although these activities had revenue of $42.7 million in the first nine months of fiscal 2015, they were approximately break-even in operating income in that period.  Prior year amounts for reportable segments have been revised to conform to the current year presentation.  As a result of the re-alignment of segment results, WEI’s revenue for the first nine months of fiscal 2015 increased 6.1% and its operating income margin decreased 6.9% compared to the results before the re-alignment.  Correspondingly, RME’s revenue for the first nine months of fiscal 2015 declined by 4.6% and its operating income margin increased 5.7% (see Note 10, “Reportable Segments” for further discussion).

2.                                      Accounts Receivable – Net

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	June 26, 2016	September 27, 2015
	(in thousands)

Billed	$367,632	$331,364
Unbilled	338,207	311,823
Contract retentions	34,680	24,333
Total accounts receivable – gross	740,519	667,520

Allowance for doubtful accounts	(39,673)	(31,490)
Total accounts receivable – net	$700,846	$636,030

Billings in excess of costs on uncompleted contracts	$93,401	$93,989

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Most of our unbilled receivables at June 26, 2016 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

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

Total accounts receivable at June 26, 2016 and September 27, 2015 included approximately $43 million and $53 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  During the first nine months of fiscal 2016 (all in the first quarter), we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM reportable segment.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  In the first nine months of fiscal 2016 (all in the first quarter), we also recognized reductions to operating income in our RCM segment and a related increase in the allowance for doubtful accounts of $7.9 million as a result of our updated assessment of the collectability of certain accounts receivable, of which $4.6 million related to unsettled claims.  In last year’s third quarter, we settled two claims related to completed transportation projects in the RCM segment totaling $31 million for cash proceeds of $29 million, and, as a result, recognized reduced revenue and operating income of $2.0 million.  In the first nine months of fiscal 2015, we recorded net losses of $1.8 million related to claims.

Billed accounts receivable related to U.S. federal government contracts were $50.7 million and $61.9 million at June 26, 2016 and September 27, 2015, respectively.  U.S. federal government unbilled receivables were $82.9 million and $74.2 million at June 26, 2016 and September 27, 2015, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 26, 2016 and September 27, 2015.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made.  As a result, we recognized net unfavorable operating income adjustments during both the third quarter and first nine months of fiscal 2016 of $2.3 million (all in the RCM segment) compared to net unfavorable operating income adjustments of $0.1 million and $5.8 million in the comparable periods of last year.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of June 26, 2016 and September 27, 2015, our balance sheet included a liability for anticipated losses of $5.4 million and $10.5 million, respectively. The estimated cost to complete the related contracts as of June 26, 2016 was $34.6 million.

3.                                      Mergers and Acquisitions

On January 18, 2016, we acquired control of Coffey International Limited (Coffey), headquartered in Sydney, Australia. Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience. Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.

The fair value of the purchase price for Coffey was $76.1 million, in addition to $65.1 million of assumed debt, which consisted of secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million.  All debt was paid in full in the second quarter of fiscal 2016 subsequent to the acquisition.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates for our acquisitions completed in fiscal 2016 ($ in thousands):

Accounts receivable	$82,736
Other current assets	7,846
Property and equipment	14,723
Goodwill	110,831
Backlog and customer relationship intangible assets	26,188
Other assets	6,142
Current liabilities	(81,018)
Borrowings	(65,086)
Other long-term liabilities	(7,945)
Noncontrolling interests	(500)
Net assets acquired	$93,917

Backlog and customer relationship intangible assets represent the fair value of existing contracts and the underlying customer relationships and have lives ranging from 1 to 5 years (weighted average of approximately 3 years).  The purchase price allocation is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information necessary to perform the final valuation.  We have not yet completed our final assessment of the fair values of purchased receivables, intangible assets, tax balances, contingent liabilities or acquired contracts.  The final purchase price allocations may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.  Goodwill recognized largely results from a substantial and technically qualified assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations.

The table below presents summarized unaudited consolidated pro forma operating results including the related acquisition, integration and debt pre-payment charges, assuming we had acquired Coffey and INDUS at the beginning of fiscal 2015.  These pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred at the beginning of fiscal 2015.

	Pro-Forma
	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(in thousands, except per share data)

Revenue	$666,869	$691,637	$1,986,149	$2,068,236
Operating income	40,090	23,803	102,855	71,469
Net income attributable to Tetra Tech	26,397	8,883	65,923	30,856

Earnings per share attributable to Tetra Tech:
Basic	$0.46	$0.15	$1.12	$0.50
Diluted	$0.45	$0.15	$1.11	$0.49

Since their respective acquisition dates, Coffey and INDUS together contributed $116.9 million and $205.1 million in revenue, and $6.4 million and $8.3 million in operating income for the three and nine months ended June 26, 2016, respectively. Amortization of intangible assets since their respective acquisition dates was $2.1 million and $3.7 million for the three and nine months ended June 26, 2016, respectively.

Acquisition and integration expenses in the accompanying condensed consolidated statements of income are comprised of the following:

	Three Months Ended June 26, 2016	Nine Months Ended June 26, 2016
	(in thousands)

Severance including change in control payments	$1,005	$8,285
Professional services	–	5,685
Real estate-related	–	2,946
Total	$1,005	$16,916

As of June 26, 2016, all of the acquisition and integration expenses incurred to date have been paid.  All acquisition and integration expenses are included in our Corporate reportable segment, as presented in Note 10.  In addition, in the second quarter of fiscal 2016, we repaid Coffey’s bank loans and corporate bonds in full, including $1.9 million in pre-payment charges that are included in interest expense.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first nine months of fiscal 2016 (all in the first half of the year), we increased our contingent earn-out liabilities and reported related losses in operating income of $2.8 million. These losses include a $1.8 million charge that reflected our updated valuation of the contingent consideration liability for CEG.  This valuation included our updated projection of CEG’s financial performance during the earn-out period, which exceeded our original estimate at the acquisition date.  The remaining $1.0 million loss represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.

During the first nine months of fiscal 2015 (all in the second quarter), we decreased our contingent earn-out liabilities and reported a related gain in operating income of $3.1 million.  This gain resulted from an updated valuation of the contingent consideration liability for Caber Engineering (“Caber”), which is part of our Oil, Gas & Energy reporting unit in the RME segment.

The acquisition agreement for Caber included a contingent earn-out agreement based on the achievement of operating income thresholds (in Canadian dollars) in each of the first two years beginning on the acquisition date, which was in the first quarter of fiscal 2014.  The maximum earn-out obligation over the two-year earn-out period was CAD$8.0 million (CAD$4.0 million in each year). These amounts could be earned on a pro-rata basis for operating income within a predetermined range in each year.  Caber was required to meet a minimum operating income threshold in each year to earn any contingent consideration.  These thresholds were CAD$4.0 million and CAD$4.6 million in years one and two, respectively.  In order to earn the maximum contingent consideration, Caber needed to generate operating income of CAD$4.4 million in year one and CAD$5.1 million in year two.

The determination of the fair value of the purchase price for Caber on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  This initial valuation was primarily based on probability-weighted internal estimates of Caber’s operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of Caber’s contingent earn-out liability of CAD$6.5 million in the first quarter of fiscal 2014.  In determining that Caber would earn 81% of the maximum potential earn-out, we considered several factors including Caber’s recent historical revenue and operating income levels and growth rates.  We also considered the recent trend in Caber’s backlog level and the prospects for the oil and gas industry in Western Canada.

Caber’s actual financial performance in the first earn-out period exceeded our original estimate at the acquisition date.  As a result, in the fourth quarter of fiscal 2014, we increased the related contingent consideration liability and recognized a loss of $1.0 million.  This updated valuation included our assumption that Caber would earn the maximum amount of contingent consideration of $4.0 million in the first earn-out period.  In the second quarter of fiscal 2015, we completed our final calculation of the contingent consideration for the first earn-out period and paid contingent consideration of CAD$4.0 million (USD$3.2 million).  At that time we also evaluated our estimate of Caber’s contingent consideration liability for the second earn-out period.  This assessment included a review of the status of ongoing projects in Caber’s backlog, and the inventory of prospective new contract awards.  We also considered the status of the oil and gas industry in Western Canada, particularly in light of the decline in oil prices at the time.  As a result of this assessment, we concluded that Caber’s operating income in the second earn-out period would be lower than our original estimate at the acquisition date and our subsequent estimates through the first quarter of fiscal 2015.  We also concluded that Caber’s operating income for the second earn-out period would be lower than the minimum requirement of CAD$4.6 million to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2015, we reduced the Caber contingent earn-out liability to $0, which resulted in a gain of $3.1 million.  The second earn-out period ended in the first quarter of fiscal 2016 with no further adjustments.

At June 26, 2016, there was a total maximum of $17.8 million of outstanding contingent consideration related to acquisitions.  Of this amount, $11.8 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at September 27, 2015	$210,748	$390,631	$601,379
Goodwill additions	9,030	95,424	104,454
Goodwill adjustments	–	8,377	8,377
Foreign exchange impact	3,013	10,550	13,563
Balance at June 26, 2016	$222,791	$504,982	$727,773

As a result of the Coffey and INDUS acquisitions in the second quarter of fiscal 2016, our goodwill increased $101.8 million and $9.0 million in the RME and WEI segments, respectively.  The $8.4 million goodwill adjustment resulted from updated valuations of our purchase price allocations of net assets acquired in the CEG and Coffey acquisitions.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $305.2 million and $293.1 million at June 26, 2016 and September 27, 2015, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $538.2 million and $423.8 million at June 26, 2016 and September 27, 2015, respectively, excluding $33.2 million of accumulated impairment.

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

In the fourth quarter of fiscal 2015, we determined that our Waste Management Group (“WMG”) reporting unit in our RME segment had an estimated fair value that exceeded its carrying value by less than 20%.  In our discounted cash flow model for WMG, we assumed annual revenue growth rates of 3% to 5% based on historical trends in WMG and the solid waste industry, projections for future solid waste activity, and WMG’s backlog and prospects for new orders.  We discounted the resulting cash flows at a rate of 11.0%.  Our market based assessment resulted in a value approximating a 1.0 multiple of revenue for the 12 month period preceding the valuation date.  The discounted cash flow value, combined on a weighted-average basis with the results of our market analysis, resulted in an estimated fair value for WMG of $103.5 million compared to our carrying value including goodwill of $93.9 million. No changes occurred during the first nine months of fiscal 2016 that would significantly change these amounts.  As of June 26, 2016, the goodwill amount for WMG was $56.5 million.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on the condensed consolidated balance sheets, were as follows:

	June 26, 2016			September 27, 2015
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.6	$874	$(779)	$819	$(587)
Client relations	3.4	119,377	(80,729)	106,676	(67,726)
Backlog	1.7	18,607	(5,589)	2,115	(1,444)
Technology and trade names	1.0	2,561	(2,331)	2,506	(2,027)
Total		$141,419	$(89,428)	$112,116	$(71,784)

As a result of the Coffey and INDUS acquisitions in the second quarter of fiscal 2016, our identifiable intangible assets increased $21.0 million and $5.7 million in the RME and WEI segments, respectively.  Additionally, foreign currency translation adjustments increased our net identifiable intangible assets by $1.0 million in the first nine months of fiscal 2016.  Amortization expense related to the identifiable intangible assets for the three and nine months ended June 26, 2016 was $6.3 million and $16.1 million, respectively, compared to $4.7 million and $15.5 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2016 and succeeding years is as follows:

Amount
(in thousands)

2016	$6,368
2017	22,595
2018	11,864
2019	5,450
2020	4,279
Beyond	1,435
Total	$51,991

5.                                      Property and Equipment

Property and equipment consisted of the following:

	June 26, 2016	September 27, 2015
	(in thousands)

Land and buildings	$3,683	$3,661
Equipment, furniture and fixtures	182,770	176,883
Leasehold improvements	30,675	21,582
Total property and equipment	217,128	202,126
Accumulated depreciation	(145,540)	(137,220)
Property and equipment, net	$71,588	$64,906

The depreciation expense related to property and equipment, including assets under capital leases, was $5.9 million and $17.2 million for the three and nine months ended June 26, 2016, respectively, compared to $5.3 million and $18.1 million for the prior-year periods.  In the first nine months of fiscal 2015, we sold assets comprised primarily of equipment with a net book value of $4.7 million for net proceeds of $10.0 million, and recognized a corresponding gain of $5.3 million, which is included in “Other costs of revenue” in our consolidated statements of income.  This equipment was primarily related to our RCM segment.

6.                                      Stock Repurchase and Dividends

On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the succeeding two years.  In the first nine months of fiscal 2016, we repurchased through open market purchases under this program a total of 2,735,584 shares at an average price of $27.42, for a total cost of $75.0 million.

On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015.  On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.  On April 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on May 27, 2016 to stockholders of record as of the close of business on May 13, 2016.  Dividends totaling $14.6 million and $13.4 million were paid in the first nine months of fiscal 2016 and fiscal 2015, respectively.

Subsequent Event.  On July 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on August 31, 2016 to stockholders of record as of the close of business on August 12, 2016.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and nine months ended June 26, 2016 was $3.2 million and $9.3 million, respectively, compared to $2.7 million and $8.1 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There were no stock compensation awards in the third quarter of fiscal 2016.  For the nine months ended June 26, 2016, we granted 241,932 stock options with an exercise price of $27.16 per share and an estimated weighted-average fair value of $8.05 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 137,777 performance shares units (“PSUs”) to our non-employee directors and executive officers at a fair value of $31.63 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 215,539 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $27.16 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$25,694	$26,206	$52,678	70,798

Weighted-average common shares outstanding – basic	57,796	60,207	58,483	61,293
Effect of dilutive stock options and unvested restricted stock	820	585	745	594
Weighted-average common stock outstanding – diluted	58,616	60,792	59,228	61,887

Earnings per share attributable to Tetra Tech:
Basic	$0.44	$0.44	$0.90	$1.16
Diluted	$0.44	$0.43	$0.89	$1.14

For the three and nine months ended June 26, 2016, 0.1 million and 0.3 million options were excluded from the calculation of dilutive potential common shares, respectively, compared to 1.1 million and 1.3 million options for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

Our effective tax rates for the first nine months of fiscal 2016 and 2015 were 34.3% and 30.6%, respectively.  In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible, and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the U.S. Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and experimentation tax credits (“R&E Credits”) retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.  Excluding all of the items above, our effective tax rates for the first nine months of fiscal 2016 and 2015 were 32.7% and 31.5%, respectively.

At June 26, 2016, approximately $64.5 million of undistributed earnings of our foreign subsidiaries, primarily in Canada, were expected to be permanently reinvested.  Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.  Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes.  Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at June 26, 2016, the incremental federal tax applicable to those earnings would be approximately $5.6 million.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 26, 2016, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended June 26, 2016, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.9 million has been provided.

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

RME:  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, international development, remediation, waste management and utilities.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME also supports Engineering, Procurement and Construction Management (“EPCM”) for full service implementation of commercial projects.

RCM:  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially complete in 2017.

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses.  We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed.  All significant intercompany balances and transactions are eliminated in consolidation.  In the third quarter and first nine months of fiscal 2016, the Corporate segment operating losses included $1.0 million and $16.9 million of acquisition and integration expenses, respectively, described in Note 3.

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(in thousands)
Revenue
WEI	$264,729	$256,442	$731,120	$741,976
RME	414,872	315,417	1,134,538	958,103
RCM	5,202	16,466	36,781	69,046
Elimination of inter-segment revenue	(17,934)	(13,217)	(47,478)	(48,198)
Total revenue	$666,869	$575,108	$1,854,961	$1,720,927

Operating Income (Loss)
WEI	$25,206	$24,988	$61,627	$61,956
RME	26,882	23,219	79,802	69,342
RCM	(4,023)	(190)	(9,691)	(3,605)
Corporate (1)	(8,980)	(7,296)	(43,071)	(19,961)
Total operating income	$39,085	$40,721	$88,667	$107,732

Depreciation
WEI	$1,223	$1,358	$3,594	$4,072
RME	4,113	3,209	11,818	10,260
RCM	183	237	560	1,573
Corporate (1)	393	515	1,211	2,207
Total depreciation	$5,912	$5,319	$17,183	$18,112

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	June 26, 2016	September 27, 2015
	(in thousands)
Total Assets
WEI	$300,493	$287,112
RME	524,285	422,133
RCM	38,725	57,612
Corporate (1)	950,826	792,385
Total assets	$1,814,329	$1,559,242

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(in thousands)
Client Sector
International (1)	$194,616	$124,951	$537,324	$445,691
U.S. commercial	194,089	193,098	556,635	523,839
U.S. federal government (2)	203,663	186,578	546,700	541,613
U.S. state and local government	74,501	70,481	214,302	209,784
Total	$666,869	$575,108	$1,854,961	$1,720,927

(1)                Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

(2)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015).  The carrying value of our long-term debt approximated fair value at June 26, 2016 and September 27, 2015.  As of June 26, 2016, we had borrowings of $364.5 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, and contingent earn-outs.

12.                               Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures for the three and nine months ended June 26, 2016 was $1.3 million and $2.8 million, respectively, compared to $2.0 million and $5.8 million for the same periods last year.  The assets and liabilities of these consolidated joint ventures were immaterial at June 26, 2016 and September 27, 2015.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at June 26, 2016 and September 27, 2015 were $1.3 million and $0.7 million, respectively.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the three and nine months ended June 26, 2016, we reported $0.7 million and $1.6 million of equity in earnings of unconsolidated joint ventures, respectively, compared to $1.3 million and $3.1 million, respectively, for the same periods last year.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial. The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $13.6 million and $11.8 million, respectively, at June 26, 2016, and $17.1 million and $15.2 million, respectively, at September 27, 2015.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under the term loan facility.  At June 26, 2016, the effective portion of our interest rate swap agreements designated as cash flow hedges before taxes was $2.5 million, all of which we expect to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

As of June 26, 2016, the total notional principal amount of our outstanding interest rate swap agreements that expire in May 2018 was $184.5 million and the weighted average fixed interest rate was 1.32%.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

	Balance Sheet Location	June 26, 2016	September 27, 2015
		(in thousands)

Interest rate swap agreements	Other current liabilities	$2,464	$2,518

The impact of the effective portions of derivative instruments in cash flow hedging relationships on income and other comprehensive income from our interest rate swap agreements was immaterial for the first nine months of fiscal 2016 and the fiscal year ended September 27, 2015.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.  We had no derivative instruments that were not designated as hedging instruments for fiscal 2015 and the first nine months of fiscal 2016.

14.                               Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended June 26, 2016 and June 28, 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at March 29, 2015	$(111,170)	$(1,450)	$(112,620)

Other comprehensive income before reclassifications	11,689	1,186	12,875
Reclassification adjustment of prior derivative settlement, net of tax	–	(565)	(565)
Net current-period other comprehensive income	11,689	621	12,310

Balances at June 28, 2015	$(99,481)	$(829)	$(100,310)

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

Other comprehensive income (loss) before reclassifications	9,052	(104)	8,948
Reclassification adjustment of prior derivative settlement, net of tax	–	(420)	(420)
Net current-period other comprehensive income (loss)	9,052	(524)	8,528

Balances at June 26, 2016	$(122,085)	$(1,953)	$(124,038)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 28, 2014	$(43,085)	$547	$(42,538)

Other comprehensive income (loss) before reclassifications	(56,396)	358	(56,038)
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,734)	(1,734)
Net current-period other comprehensive loss	(56,396)	(1,376)	(57,772)

Balances at June 28, 2015	$(99,481)	$(829)	$(100,310)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income before reclassifications	19,144	1,423	20,567
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,434)	(1,434)
Net current-period other comprehensive income	19,144	(11)	19,133

Balances at June 26, 2016	$(122,085)	$(1,953)	$(124,038)

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

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.  We had $2.8 million of unamortized debt issuance costs at June 26, 2016.

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

In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payment to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital.  This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

GENERAL OVERVIEW

We are a leading provider of consulting, engineering, program management, and construction management services that focuses on addressing fundamental needs for water, environment, infrastructure, resource management, energy, and international development.  We typically begin at the earliest stage of a project by identifying technical solutions to problems and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects, and include applied science, research and technology, information technology, data analytics, engineering, design, construction management, construction, and operations and maintenance.  Our commitment to continuous improvement and investment in growth has diversified our client base, expanded our geographic reach, and increased the breadth and depth of our service offerings to address existing and emerging markets.  We currently have approximately 16,000 staff worldwide, located primarily in North America.

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

	Three Months Ended		Nine months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Client Sector
International (1)	29.2%	21.7%	29.0%	25.9%
U.S. commercial	29.1	33.6	30.0	30.4
U.S. federal government (2)	30.5	32.4	29.4	31.5
U.S. state and local government	11.2	12.3	11.6	12.2
Total	100.0%	100.0%	100.0%	100.0%

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

Resource Management and Energy.  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, U.S. federal agencies in large scale remediation, and major international development agencies.  The primary markets for RME’s services include natural resources, energy, international development, geotechnical, remediation, waste management and utilities.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to science and engineering applied research, to engineering design, to construction management and operations and maintenance.  RME also supports EPCM for full service implementation of commercial projects.

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially complete in fiscal 2017.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Reportable Segment
WEI	39.7%	44.6%	39.4%	43.1%
RME	62.2	54.8	61.2	55.7
RCM	0.8	2.9	2.0	4.0
Inter-segment elimination	(2.7)	(2.3)	(2.6)	(2.8)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts:  fixed-price, time-and-materials and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Contract Type
Fixed-price	29.5%	35.1%	29.1%	36.2%
Time-and-materials	49.7	46.1	52.8	45.1
Cost-plus	20.8	18.8	18.1	18.7
	100.0%	100.0%	100.0%	100.0%

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

On January 18, 2016, we acquired Coffey, headquartered in Sydney, Australia.  Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience.  Coffey significantly expands Tetra Tech’s geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.  The fair value of the purchase price for Coffey was $76.1 million in addition to $65.1 million of assumed debt.  In the second quarter of fiscal 2016, we also acquired INDUS, headquartered in Vienna, Virginia.  INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our WEI segment.  The fair value of the purchase price for INDUS was $17.8 million.  Of this amount, $13.1 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified financial objectives.

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

Divestitures.  To complement our acquisition strategy and our focus on internal growth, we regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first nine months of fiscal 2016 or 2015.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2016, our revenue increased 7.8% compared to the prior-year period.  Coffey and INDUS together contributed revenue of $205.1 million in the first nine months of fiscal 2016 since their respective acquisition dates. Excluding these contributions, our revenue decreased 4.1% in the first nine months of fiscal 2016 compared to the same period last year.  This decline primarily resulted from adverse foreign exchange rate fluctuations as the U.S. dollar strengthened over the last 12 months against most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar.  In addition, our lower revenue reflects a reduction in construction activities compared to the first nine months of last year, which resulted from our decision in fiscal 2014 to exit from select fixed-price construction markets.  On a constant currency basis, revenue from our ongoing business in the first nine months of fiscal 2016, excluding RCM, Coffey and INDUS, increased slightly compared to the year-ago period.

International.  Our international business increased 20.6% in the first nine months of fiscal 2016 compared to the same period last year.  This growth was primarily due to Coffey, which contributed international revenue of $142.8 million in fiscal 2016, since the acquisition date.  Excluding this contribution, our international business decreased 11.6% in the first nine months of fiscal 2016 compared to the same period last year, including the adverse impact of foreign exchange rate fluctuations.  Excluding the impact of foreign exchange, our ongoing international business declined 2.3% compared to the prior-year period, reflecting the commodity-driven slow-down in economic activity in Canada.  We anticipate significantly increased international revenue, primarily due to the contribution from Coffey, during the remainder of fiscal 2016 on a constant currency basis.

U.S. Commercial.  Our U.S. commercial business increased 6.3% in the first nine months of fiscal 2016 compared to the year-ago period.  This growth primarily reflects increased waste management and environmental activities.  We expect our U.S. commercial revenue to continue to show year-over-year improvement during the remainder of fiscal 2016.

U.S. Federal Government.  Our U.S. federal government business increased 0.9% in the first nine months of fiscal 2016 compared to the year-ago period.  Excluding the contribution from Coffey, our U.S. federal government business decreased 9.0% in the first nine months of fiscal 2016 compared to the same period last year, partially due to the aforementioned reduction in fixed-price construction activities in the RCM segment.  Excluding these activities and the contribution from Coffey, our U.S. federal government revenue decreased 4.2% in the first nine months of fiscal 2016 compared to the first nine months of last year.  We experienced reduced activity on projects for the U.S. Department of Defense (“DoD”), which more than offset increases in revenues from civilian federal projects.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We expect our U.S. federal revenue to show year-over-year growth during the remainder of fiscal 2016, excluding the RCM segment.

U.S. State and Local Government.  Our U.S. state and local government business increased 2.2% in the first nine months of fiscal 2016 compared to the same period in fiscal 2015.  This increase includes the offsetting impact of the aforementioned reduction in certain construction activities, especially those related to state transportation projects in the RCM segment.  Excluding these activities, our U.S. state and local government revenue increased 5.5% in the first nine months of fiscal 2016 compared to the same period last year.  Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in U.S. state and local government project-related infrastructure revenue.  We expect our U.S. state and local government business to continue to show growth during the remainder of fiscal 2016, excluding the RCM segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands, except per share data)

Revenue	$666,869	$575,108	$91,761	16.0%	$1,854,961	$1,720,927	$134,034	7.8%
Subcontractor costs	(168,235)	(153,209)	(15,026)	(9.8)	(456,606)	(429,194)	(27,412)	(6.4)
Revenue, net of subcontractor costs (1)	498,634	421,899	76,735	18.2	1,398,355	1,291,733	106,622	8.3
Other costs of revenue	(413,551)	(340,181)	(73,370)	(21.6)	(1,165,323)	(1,061,419)	(103,904)	(9.8)
Gross profit	85,083	81,718	3,365	4.1	233,032	230,314	2,718	1.2
Selling, general and administrative expenses	(44,993)	(40,997)	(3,996)	(9.7)	(124,626)	(125,695)	1,069	0.9
Acquisition and integration expenses	(1,005)	–	(1,005)	NM	(16,916)	–	(16,916)	NM
Contingent consideration - fair value adjustments	–	–	–	–	(2,823)	3,113	(5,936)	(190.7)
Operating income	39,085	40,721	(1,636)	(4.0)	88,667	107,732	(19,065)	(17.7)
Interest expense	(2,590)	(2,026)	(564)	(27.8)	(8,501)	(5,621)	(2,880)	(51.2)
Income before income tax expense	36,495	38,695	(2,200)	(5.7)	80,166	102,111	(21,945)	(21.5)
Income tax expense	(10,805)	(12,443)	1,638	13.2	(27,497)	(31,202)	3,705	11.9
Net income including noncontrolling interests	25,690	26,252	(562)	(2.1)	52,669	70,909	(18,240)	(25.7)
Net (income) loss from noncontrolling interests	4	(46)	50	108.7	9	(111)	120	108.1
Net income attributable to Tetra Tech	25,694	26,206	(512)	(2.0)	52,678	70,798	(18,120)	(25.6)
Diluted earnings per share	$0.44	$0.43	$0.01	2.3	$0.89	$1.14	$(0.25)	(21.9)

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

NM = not meaningful

The following table reconciles our reported results to ongoing results, which exclude the RCM results, purchase accounting adjustments, and the impact of changes in foreign exchange translation rates in the fiscal 2016 reporting periods compared to the same periods in fiscal 2015.  Ongoing results also exclude Coffey-related acquisition and integration expenses, and debt pre-payment fees in the third quarter and first nine months of fiscal 2016.  Additionally, ongoing diluted EPS for the nine month periods exclude the benefit of the retroactive extension of the R&E Credits described below.  The effective tax rate applied to the adjustments to EPS to arrive at ongoing EPS were 30% and 25% in the third quarter and first nine months of fiscal 2016, respectively, which had no tax benefit.  The lower year-to-date rate reflects certain acquisition and integration expenses incurred in the second quarter of fiscal 2016 related to Coffey.  Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Nine Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands, except per share data)

Revenue	$666,869	$575,108	$91,761	16.0%	$1,854,961	$1,720,927	$134,034	7.8%
Foreign exchange	4,837	–	4,837	–	41,166	–	41,166	–
RCM	(5,202)	(16,466)	11,264	–	(36,781)	(69,046)	32,265	–
Ongoing revenue	$666,504	$558,642	$107,862	19.3	$1,859,346	$1,651,881	$207,465	12.6

Revenue, net of subcontractor costs	$498,634	$421,899	$76,735	18.2	$1,398,355	$1,291,733	$106,622	8.3
Foreign exchange	4,707	–	4,707	–	38,061	–	38,061	–
RCM	(2,372)	(5,754)	3,382	–	(12,537)	(18,446)	5,909	–
Ongoing revenue, net of subcontractors costs	$500,969	$416,145	$84,824	20.4	$1,423,879	$1,273,287	$150,592	11.8

Operating income	$39,085	$40,721	$(1,636)	(4.0)	$88,667	$107,732	$(19,065)	(17.7)
Foreign exchange	58	–	58	–	1,584	–	1,584	–
Acquisition and integration expenses	1,005	–	1,005	–	16,916	–	16,916	–
Contingent consideration - fair value adjustments	–	–	–	–	2,823	(3,113)	5,936	–
Subtotal	40,148	40,721	(573)	(1.4)	109,990	104,619	5,371	5.1
RCM	4,023	190	3,833	–	9,691	3,605	6,086	–
Ongoing operating income	$44,171	$40,911	$3,260	8.0	$119,681	$108,224	$11,457	10.6

EPS	$0.44	$0.43	$0.01	2.3%	$0.89	$1.14	$(0.25)	(21.9)%
Earn-out expense (gain)	–	–	–	–	0.03	(0.03)	0.06	–
RCM	0.05	–	0.05	–	0.10	0.03	0.07	–
Acquisition and integration expenses	0.01	–	0.01	–	0.27	–	0.27	–
Coffey debt prepayment	–	–	–	–	0.03	–	0.03	–
Retroactive R&E tax	–	–	–	–	(0.03)	(0.02)	(0.01)	–
Ongoing EPS	$0.50	$0.43	$0.07	16.3%	$1.29	$1.12	$0.17	15.2%
Foreign exchange (FX)	–	–	–	–	0.02	–	0.02	–
Ongoing EPS, net of FX	$0.50	$0.43	$0.07	16.3%	$1.31	$1.12	$0.19	17.0%

In the third quarter of fiscal 2016, revenue and revenue, net of subcontractor costs, increased $91.8 million, or 16.0%, and $76.7 million, or 18.2%, respectively, compared to the third quarter of last year.  In the first nine months of fiscal 2016, revenue and revenue, net of subcontractor costs, increased $134.0 million, or 7.8%, and $106.6 million, or 8.3%, respectively, compared to the same period last year.  These results include the above-described fluctuation in foreign exchange rates and the reduction in certain construction activities compared to last year.  Revenue declines caused by foreign exchange rate fluctuations resulted from a stronger U.S. dollar versus most of the foreign currencies in which we conduct our international business, particularly the Canadian dollar. These fluctuations negatively impacted revenue and revenue, net of subcontractor costs, by $4.8 million and $4.7 million, respectively, in the third quarter of fiscal 2016, and $41.2 million and $38.1 million, respectively, in the first nine months of fiscal 2016 compared to the same periods in fiscal 2015.  Revenue and revenue, net of subcontractor costs, from the exited construction activities, which are reported in the RCM segment, declined $11.3 million and $3.4 million, respectively, in the third quarter of fiscal 2016 compared to the prior-year third quarter.  On a year-to-date basis, this revenue and revenue, net of subcontractor costs, decreased $32.3 million and $5.9 million, respectively, compared to the first nine months of last year.

Our ongoing revenue and revenue, net of subcontractor costs, increased 19.3% and 20.4%, respectively, in the third quarter of fiscal 2016 and 12.6% and 11.8%, respectively, in the first nine months of fiscal 2016, compared to the same periods last year.  These increases reflect revenue and revenue, net of subcontractor costs, of $108.9 million and $79.2 million, respectively, in the third quarter, and $197.1 million and $144.9 million, respectively, in the first nine months of fiscal 2016 from Coffey since the acquisition date in the second quarter of fiscal 2016.  Excluding the contributions from Coffey, our ongoing revenue and revenue, net of subcontractor costs, decreased 0.2% and increased 1.4%, respectively, in the third quarter of fiscal 2016, and increased 0.6% and 0.4%, respectively, in the first nine months of fiscal 2016, compared to the same periods last year.  These results reflect increased commercial and state and local government activity in our ongoing U.S. operations.  On a combined basis, commercial and state and local government revenue and revenue, net of subcontractor costs, increased $6.3 million and $5.4 million, respectively, in the third quarter of fiscal 2016, and $42.2 million and $22.2 million, respectively, in the first nine months of fiscal 2016 compared to the same periods last year, primarily due to increased waste management activities.  However, these increases were offset by a decline in our international activities, which reflects the commodity-driven slowdown in economic activity in Canada.  Excluding Coffey, our U.S. federal revenue was stable in the third quarter of fiscal 2016 compared to the same period last year.  However, on a year-to-date basis, our U.S. federal revenue and revenue, net of subcontractor costs, declined $21.2 million and $11.5 million, respectively, compared to fiscal 2015.  These decreases were due primarily to a reduction in DoD work.

Our operating income decreased $1.6 million and $19.1 million in the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods in fiscal 2015.  Our operating income in the third quarter and first nine months of 2016 was reduced by acquisition and integration expenses of $1.0 million and $16.9 million, respectively, related to the Coffey acquisition. For further detailed information regarding these charges, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.  In addition, losses of $2.8 million related to changes in the estimated fair value of contingent earn-out liabilities reduced our operating income in the first nine months of fiscal 2016.  These earn-out losses compare to a gain of $3.1 million in the first nine months of fiscal 2015.  The aforementioned year-over-year foreign exchange rate fluctuations reduced operating income by $0.1 million and $1.6 million in the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods last year.  The loss from exited construction activities in our RCM segment was $4.0 million and $9.7 million in the third quarter and first nine months of fiscal 2016, respectively, compared to break-even results and a loss of $3.6 million in the third quarter and first nine months of fiscal 2015.  Our RCM results are described below under “Remediation and Construction Management.”  Excluding these non-operating items, ongoing operating income increased $3.3 million, or 8.0%, and $11.5 million, 10.6%, in the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods in fiscal 2015.

Our increased ongoing operating income in the third quarter and first nine months of fiscal 2016 primarily reflects the contribution from Coffey in fiscal 2016.  After related amortization of intangible assets of $2.1 million and $3.7 million in the third quarter and first nine months of fiscal 2016, respectively, Coffey contributed ongoing operating income of $3.6 million and $3.9 million in the same periods.  Excluding Coffey, ongoing operating income was flat in the third quarter and increased $8.3 million, or 7.7%, in the first nine months of fiscal 2016 compared to the same periods last year.  The year-to-date increase in ongoing operating income, excluding Coffey, primarily reflects improved results in our RME segment compared to last year.  On a constant currency basis, RME’s ongoing operating income increased $5.2 million in the first nine months of fiscal 2016 compared to the same period last year, excluding Coffey.  Our RME results are described below under “Resource Management and Energy.”  The remainder of the year-to-date increase in operating income reflects lower intangible amortization, excluding the amount for Coffey in fiscal 2016, of $3.1 million.

Interest expense was $2.6 million and $8.5 million, in the third quarter and first nine months of fiscal 2016, respectively, compared to $2.0 million and $5.6 million in the same periods last year.  Interest expense in the first nine months of fiscal 2016 includes debt pre-payment fees of $1.9 million related to the Coffey acquisition incurred in the second quarter.  The remaining increase in interest expense reflects additional borrowings to fund the Coffey acquisition.

Our effective tax rates for the first nine months of fiscal 2016 and 2015 were 34.3% and 30.6%, respectively.  In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible, and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved. Additionally, during the first quarter of fiscal 2016, the PATH Act of 2015 was signed into law which permanently extended the federal R&E Credits retroactive to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&E Credits.  Our income tax expense for the first quarter of fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014.  Excluding these items, our effective tax rates for the first nine months of fiscal 2016 and 2015 were 34.2% and 32.9%, respectively.

Diluted EPS were $0.44 and $0.89 in the third quarter and first nine months of fiscal 2016, respectively, compared to $0.43 and $1.14 in the prior-year periods.  These comparisons reflect the acquisition and integration expenses and debt pre-payment fees that totaled $1.0 million ($0.7 million after tax) and $18.8 million ($17.2 million after-tax) in the third quarter and first nine months of fiscal 2016, respectively.  These charges reduced EPS by $0.01 and $0.30 per share in the third quarter and first nine months of fiscal 2016, respectively.  The other non-operating items described above (foreign exchange, earn-out gains/losses, and RCM segment results) also adversely affected the year-over-year EPS comparisons.  On the same basis as our ongoing operating income, EPS was $0.50 and $1.31 in the third quarter and first nine months of fiscal 2016, respectively, compared to $0.43 and $1.12 in the same periods last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended				Nine Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$264,729	$256,442	$8,287	3.2%	$731,120	$741,976	$(10,856)	(1.5)%
Subcontractor costs	(73,409)	(62,288)	(11,121)	17.9	(193,962)	(168,527)	(25,435)	15.1
Revenue, net of subcontractor costs	$191,320	$194,154	$(2,834)	(1.5)	$537,158	$573,449	$(36,291)	(6.3)

Operating income	$25,206	$24,988	$218	0.9	$61,627	$61,956	$(329)	(0.5)

On a constant currency basis, revenue increased 4.2% and revenue, net of subcontractor costs, decreased 0.3% in the third quarter of fiscal 2016, and increased 0.6% and decreased 3.9% in the first nine months of fiscal 2016, respectively, compared to the same periods of fiscal 2015.  As described above, foreign exchange rate fluctuations negatively impacted revenue and revenue, net of subcontractor costs, in the amounts of $2.4 million and $2.2 million, respectively, for the third quarter of fiscal 2016, and $15.4 million and $14.1 million, respectively, for the first nine months of fiscal 2016 compared to the year-ago periods.  The declines in revenue, net of subcontractor costs, resulted primarily from the aforementioned reduction in DoD work.

Despite lower revenue, net of subcontractor costs, operating income increased $0.2 million in the third quarter of fiscal 2016 compared to the same period last year.  Operating income in last year’s third quarter included favorable income adjustments of $2.7 million upon the completion of several projects.  Excluding these adjustments operating income increased $2.9 million, or 13.3%, compared to last year’s third quarter.  Over the same period, operating margin, based on revenue, net of subcontractor costs, improved to 13.2% in the third quarter of fiscal 2016 from 11.5% (excluding the project adjustments) in last year’s third quarter.  This improved profitability reflects a higher proportion of commercial revenue and a corresponding decline in government revenue in the third quarter of fiscal 2016 compared to the same period last year.  Commercial revenue typically has a higher margin than revenue from government projects.  On the same basis, this trend is also reflected in our year-to-date results as our operating margin improved to 11.5% in the first nine months of fiscal 2016 compared to 10.3% in the first nine months of fiscal 2015.

Resource Management and Energy

	Three Months Ended				Nine Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$414,872	$315,417	$99,455	31.5%	$1,134,538	$958,103	$176,435	18.4%
Subcontractor costs	(109,930)	(93,426)	(16,504)	17.7	(285,878)	(258,264)	(27,614)	10.7
Revenue, net of subcontractor costs	$304,942	$221,991	$82,951	37.4	$848,660	$699,839	$148,821	21.3

Operating income	$26,882	$23,219	$3,663	15.8	$79,802	$69,342	$10,460	15.1

On a constant currency basis, revenue and revenue, net of subcontractor costs, increased 32.4% and 38.5%, respectively, in the third quarter of fiscal 2016, and 21.2% and 24.7%, respectively, in the first nine months of 2016 compared to the same periods last year.  As in the WEI segment, foreign exchange rate fluctuations had an adverse impact on revenue and revenue, net of subcontractor costs, during fiscal 2016 in the amounts of $2.6 million and $2.5 million, respectively, for the third quarter, and $26.7 million and $23.9 million, respectively, for the nine-month period, compared to the same periods last year.  The resulting increases reflect revenue of $108.9 million and $197.1 million contributed by Coffey in the third quarter and first nine months of fiscal 2016, respectively, since the acquisition date.  On a constant currency basis, excluding the Coffey contribution, our revenue declined 2.2% and our revenue, net of subcontractor costs, increased 2.8% in the third quarter of fiscal 2016 compared to last year’s third quarter.  On the same basis, our year-to-date revenue and revenue, net of subcontractor costs, increased 0.6% and 4.0%, respectively, compared to first nine months of fiscal 2015.  The increases primarily reflect higher waste management and international development revenue.

Operating income increased $3.7 million and $10.5 million in the third quarter and first nine months of fiscal 2016, respectively, compared to the same periods last year.  Coffey contributed operating income of $5.7 million and $7.6 million in the third quarter and first nine months of fiscal 2016, respectively.  The $2.0 million decline in operating income, excluding Coffey, in the third quarter of fiscal 2016 reflects lower operating income from oil and gas activities, which was partially offset by improved project execution in our waste management business.  In the first nine months of fiscal 2016, increased operating income in the oil and gas business, combined with the improved waste management results, accounted for substantially all of the $2.9 million increase in year-to-date operating income, excluding Coffey.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2016	2015	$	%	2016	2015	$	%
	($ in thousands)

Revenue	$5,202	$16,466	$(11,264)	(68.4)%	$36,781	$69,046	$(32,265)	(46.7)%
Subcontractor costs	(2,830)	(10,712)	7,882	(73.6)	(24,244)	(50,601)	26,357	(52.1)
Revenue, net of subcontractor costs	$2,372	$5,754	$(3,382)	(58.8)	$12,537	$18,445	$(5,908)	(32.0)

Operating loss	$(4,023)	$(190)	$(3,833)	2017.4	$(9,691)	$(3,605)	$(6,086)	168.8

Revenue and revenue, net of subcontractor costs, decreased $11.3 million and  $3.4 million, respectively, in the third quarter of fiscal 2016, and decreased $32.3 million and $5.9 million, respectively, in the first nine months of fiscal 2016, compared to the year-ago periods.  These decreases resulted from our decision to wind-down the RCM construction activities.  The operating loss in the third quarter of fiscal 2016 resulted from adverse changes in the estimated costs to complete several of the remaining projects, legal expenses, and resolution of various outstanding project claims.  In addition, the year-to-date operating loss of $9.7 million in fiscal 2016 includes $7.9 million of losses related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the third quarter of 2016 was $38 million.  The related work to be performed in this segment will be substantially complete in 2017.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 10, 2014, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the succeeding two years, $175 million of which had been repurchased as of June 26, 2016.  On November 9, 2015, the Board of Directors declared a quarterly cash dividend of $0.08 per share paid on December 11, 2015 to stockholders of record as of the close of business on November 30, 2015. On January 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.08 per share paid on February 26, 2016 to stockholders of record as of the close of business on February 12, 2016.  On April 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on May 27, 2016 to stockholders of record as of the close of business on May 13, 2016.

Subsequent Event.  On July 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on August 31, 2016 to stockholders of record as of the close of business on August 12, 2016.

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

As of June 26, 2016, cash and cash equivalents were $153.9 million, an increase of $18.6 million compared to the fiscal 2015 year-end.  The increase was due to cash generated from operating activities, partially offset by cash used for share repurchases, capital expenditures and dividends.

Operating Activities.  For the first nine months of fiscal 2016, net cash provided by operating activities was $89.8 million, a decrease of $44.3 million compared to the first nine months of fiscal 2015, due primarily to the timing of collections on accounts receivable, including $17.6 million of collections on claims in the first nine months of fiscal 2016 compared to $31.0 million in the same period last year.  In addition, we paid $16.9 million in acquisition and integration expenses related to Coffey in the first nine months of fiscal 2016.

Investing Activities.  For the first nine months of fiscal 2016, net cash used in investing activities was $92.2 million, an increase of $70.3 million compared to the first nine months of fiscal 2015.  The increase primarily resulted from cash used for the acquisitions of Coffey and INDUS in the second quarter of fiscal 2016, which totaled $81.3 million.

Financing Activities.  For the first nine months of fiscal 2016, net cash provided by financing activities was $18.5 million, compared to net cash used in financing activities of $55.6 million in the prior-year period.  The $74.2 million year-over-year change primarily relates to increased net borrowings of $65.6 million for the fiscal 2016 acquisitions previously discussed.

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

As of June 26, 2016, we had $364.5 million in outstanding borrowings under the Credit Agreement, which was comprised of $184.5 million under the Term Loan Facility and $180 million under the Revolving Credit Facility at a weighted-average interest rate of 1.76% per annum.  In addition, we had $1.3 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at June 26, 2016 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.43%.  At June 26, 2016, we had $278.7 million of available credit under the Revolving Credit Facility, of which $184.4 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $25.3 million, of which $6.0 million was issued in currencies other than the U.S. dollar.

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

At June 26, 2016, we were in compliance with these covenants with a consolidated leverage ratio of 2.07x and a consolidated fixed charge coverage ratio of 2.97x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility.  This facility was amended in March 2016 to extend the term of the existing facility to April 8, 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors.  On April 8, 2016, the facility was amended again to provide for a secured AUD$30 million facility, which may be used interchangeably by Coffey for bank overdrafts, short-term cash advances or bank guarantees.  This facility expires in April 2017, is secured by assets of certain Australian and New Zealand subsidiaries, and is supported by a parent guarantee.  At June 26, 2016, amounts outstanding under this facility consisted solely of bank guarantees of $5.6 million.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 10, 2014	$0.07	November 26, 2014	$4,372	December 15, 2014
January 26, 2015	$0.07	February 11, 2015	$4,258	February 26, 2015
April 27, 2015	$0.08	May 14, 2015	$4,810	May 29, 2015
July 27, 2015	$0.08	August 17, 2015	$4,799	September 4, 2015
November 9, 2015	$0.08	November 30, 2015	$4,713	December 11, 2015
January 25, 2016	$0.08	February 12, 2016	$4,669	February 26, 2016
April 25, 2016	$0.09	May 13, 2016	$5,196	May 27, 2016
July 25, 2016	$0.09	August 12, 2016	N/A	August 31, 2016

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of June 26, 2016, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended June 26, 2016, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is more likely than not that the assets will be realized except for the assets related to loss carry-forwards in foreign jurisdictions for which a valuation allowance of $8.9 million has been provided.

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

The following is a summary of our off-balance sheet arrangements:

•      Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At June 26, 2016, we had $1.3 million in standby letters of credit outstanding under our Credit Agreement, $25.3 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.6 million of bank guarantees under the existing Coffey facility.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At June 26, 2016 we had borrowings outstanding under the Credit Agreement of $364.5 million at a weighted-average interest rate of 1.76% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at June 26, 2016 was 2.43%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the CAD.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the third quarter and first nine months of fiscal 2016 and 2015.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our Canadian subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against the CAD, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against the CAD.  For the first nine months of 2016 and 2015, 29.0% and 25.9% of our consolidated revenue, respectively, was generated by our international business, and such revenue was primarily denominated in CAD.  For the first nine months of fiscal 2016, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $19.1 million compared to a reduction in equity of $56.5 million in the first nine months of fiscal 2015.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.                                 Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 26, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of fiscal 2016, we generated 41.7% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

In the third quarter of fiscal 2016, we generated 46.2% of our revenue from U.S. and foreign commercial clients.  Due to continuing weakness in general economic conditions, our commercial business may be at risk as we rely upon the financial stability and creditworthiness of our clients.  To the extent the credit quality of these clients deteriorates or these clients seek bankruptcy protection, our ability to collect our receivables, and ultimately our operating results, may be adversely affected.

Our international operations expose us to legal, political, and economic risks that could harm our business and financial results.

Our international operations expose us to legal, political, and economic risks in different countries, as well as currency exchange rate fluctuations that could harm our business and financial results.

In the third quarter of fiscal 2016, we generated 29.2% of our revenue from our international operations, primarily in Canada, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at June 26, 2016 included approximately $43 million related to such claims.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of June 26, 2016, our goodwill was $727.8 million and other intangible assets were $52.0 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

Our backlog at June 26, 2016 was $2.3 billion, an increase of $363.6 million, or 19.1%, compared to the end of fiscal 2015. We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, the Board authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of June 26, 2016, we repurchased through open market purchases a total of 2,735,584 shares at an average price of $27.42, for a total cost of $75 million under this new repurchase program.  These shares were repurchased during the period from September 28, 2015 through June 26, 2016.  A summary of the repurchase activity for the nine months ended June 26, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

September 28, 2015 – October 25, 2015	282,572	$25.79	282,572	$92,212,340
October 26, 2015 – November 22, 2015	329,623	26.77	329,623	83,388,695
November 23, 2015 – December 27, 2016	327,714	27.12	327,714	74,500,070
December 28, 2016 – January 24, 2016	261,792	24.92	261,792	67,976,537
January 25, 2016 – February 21, 2016	332,952	25.24	332,952	59,572,286
February 22, 2016 – March 27, 2016	362,107	27.82	362,107	49,500,090
March 28, 2016 – April 24, 2016	237,964	29.63	237,964	42,449,020
April 25, 2016 – May 22, 2016	277,314	29.92	277,314	34,152,286
May 23, 2016 – June 26, 2016	323,546	29.83	323,546	24,500,280

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

10.1

Amendment No. 4 dated as of July 14, 2016 to the Amended and Restated Credit Agreement dated as of May 7, 2013 (as amended by Amendment No. 1 dated as of September 27, 2013, Amendment No. 2 dated as of June 23, 2014 and Amendment No. 3 dated as of May 29, 2015) among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and a Lender, U.S. Bank National Association, as L/C Issuer and a Lender, and the other Lenders party thereto

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 26, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2016	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)