Form 10-Q
period 2017-01-01
TETRA TECH INC
filed 2017-02-03
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

Yes  ☐   No  ☒

As of January 30, 2017, 57,317,053 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.           Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	January 1, 2017	October 2, 2016
Current assets:
Cash and cash equivalents	$126,981	$160,459
Accounts receivable – net	750,784	714,336
Prepaid expenses and other current assets	53,740	46,262
Income taxes receivable	22,497	14,371
Total current assets	954,002	935,428

Property and equipment – net	63,302	67,827
Investments in and advances to unconsolidated joint ventures	1,964	2,064
Goodwill	709,739	717,988
Intangible assets – net	42,167	48,962
Deferred income taxes	1,016	630
Other long-term assets	28,233	27,880

Total assets	$1,800,423	$1,800,779

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$136,165	$158,773
Accrued compensation	92,300	129,184
Billings in excess of costs on uncompleted contracts	112,695	88,223
Current portion of long-term debt	15,483	15,510
Current contingent earn-out liabilities	4,391	4,296
Other current liabilities	67,611	85,100
Total current liabilities	428,645	481,086

Deferred income taxes	63,470	60,348
Long-term debt	372,721	331,501
Long-term contingent earn-out liabilities	4,461	4,461
Other long-term liabilities	58,382	53,980

Commitments and contingencies (Note 15)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 1, 2017 and October 2, 2016	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 57,219 and 57,042 shares at January 1, 2017 and October 2, 2016, respectively	572	570
Additional paid-in capital	257,417	260,340
Accumulated other comprehensive loss	(143,194)	(128,008)
Retained earnings	757,776	736,357
Tetra Tech stockholders’ equity	872,571	869,259
Noncontrolling interests	173	144
Total equity	872,744	869,403

Total liabilities and equity	$1,800,423	$1,800,779

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended
	January 1, 2017	December 27, 2015

Revenue	$668,851	$560,708
Subcontractor costs	(179,300)	(139,752)
Other costs of revenue	(408,190)	(347,796)
Gross profit	81,361	73,160
Selling, general and administrative expenses	(41,506)	(39,229)
Contingent consideration – fair value adjustments	–	(1,001)
Operating income	39,855	32,930

Interest expense, net	(2,908)	(1,660)
Income before income tax expense	36,947	31,270

Income tax expense	(10,358)	(8,030)

Net income including noncontrolling interests	26,589	23,240

Net income from noncontrolling interests	(27)	(1)

Net income attributable to Tetra Tech	$26,562	$23,239

Earnings per share attributable to Tetra Tech:
Basic	$0.47	$0.39
Diluted	$0.46	$0.39

Weighted-average common shares outstanding:
Basic	57,099	59,058
Diluted	58,145	59,793

Cash dividends paid per share	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended
	January 1, 2017	December 27, 2015

Net income including noncontrolling interests	$26,589	$23,240

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,999)	(16,474)
Gain on cash flow hedge valuations	996	1,110
Other comprehensive income (loss), net of tax	(15,003)	(15,364)

Comprehensive income including noncontrolling interests	11,586	7,876

Net income attributable to noncontrolling interests	(27)	(1)
Foreign currency translation adjustments, net of tax	(183)	(10)
Comprehensive income attributable to noncontrolling interests	(210)	(11)

Comprehensive income attributable to Tetra Tech	$11,376	$7,865

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended
	January 1, 2017	December 27, 2015
Cash flows from operating activities:

Net income including noncontrolling interests	$26,589	$23,240

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,191	9,805
Equity in income of unconsolidated joint ventures	(1,030)	(202)
Distributions of earnings from unconsolidated joint ventures	1,114	205
Stock-based compensation	3,217	2,792
Excess tax benefits from stock-based compensation	–	(118)
Deferred income taxes	2,195	928
Provision for doubtful accounts	(1,128)	7,019
Fair value adjustments to contingent consideration	–	1,001
Gain on disposal of property and equipment	(118)	(176)

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(41,962)	30,415
Prepaid expenses and other assets	(7,392)	(8,648)
Accounts payable	(22,609)	(30,361)
Accrued compensation	(36,884)	(12,233)
Billings in excess of costs on uncompleted contracts	24,472	2,199
Other liabilities	(9,642)	(1,309)
Income taxes receivable/payable	(6,760)	(942)
Net cash (used in) provided by operating activities	(58,747)	23,615

Cash flows from investing activities:
Capital expenditures	(2,031)	(3,250)
Proceeds from sale of property and equipment	223	704
Net cash used in investing activities	(1,808)	(2,546)

Cash flows from financing activities:
Payments on long-term debt	(47,265)	(2,802)
Proceeds from borrowings	88,950	–
Payments of earn-out liabilities	–	(1,001)
Excess tax benefits from stock-based compensation	–	118
Repurchases of common stock	(10,000)	(25,000)
Dividends paid	(5,144)	(4,713)
Net proceeds from issuance of common stock	2,403	4,085
Net cash provided by (used in) financing activities	28,944	(29,313)

Effect of foreign exchange rate changes on cash	(1,867)	(1,994)

Net decrease in cash and cash equivalents	(33,478)	(10,238)
Cash and cash equivalents at beginning of period	160,459	135,326
Cash and cash equivalents at end of period	$126,981	$125,088

Supplemental information:
Cash paid during the period for:
Interest	$2,931	$1,743
Income taxes, net of refunds received of $0.0 million and $0.4 million	$14,831	$8,793

See Notes to Condensed Consolidated Financial Statements.

TETRA TECH, INC.

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	January 1, 2017	October 2, 2016
	(in thousands)

Billed	$406,173	$364,287
Unbilled	343,186	356,147
Contract retentions	32,683	29,135
Total accounts receivable – gross	782,042	749,569

Allowance for doubtful accounts	(31,258)	(35,233)
Total accounts receivable – net	$750,784	$714,336

Billings in excess of costs on uncompleted contracts	$112,695	$88,223

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Except for amounts related to claims as discussed below, most of our unbilled receivables at January 1, 2017 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

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

Total accounts receivable at January 1, 2017 and October 2, 2016 included $44 million and $45 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  We recorded no gains or losses related to claims in the first quarter of fiscal 2017.  In the first quarter of fiscal 2016, we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM reportable segment.

Billed accounts receivable related to U.S. federal government contracts were $76.0 million and $47.4 million at January 1, 2017 and October 2, 2016, respectively.  The increase was largely due to the timing of collections on accounts receivable from a large U.S. federal government client.  U.S. federal government unbilled receivables were $82.9 million and $92.2 million at January 1, 2017 and October 2, 2016, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at January 1, 2017 and October 2, 2016.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made.  As a result, we recognized net unfavorable operating income adjustments during the first quarter of fiscal 2017 of $4.0 million ($2.3 million in the Resource Management and Energy (“RME”) segment and $1.7 million in the Remediation and Construction Management (“RCM”) segment).  These adjustments were immaterial in the first quarter of fiscal 2016.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of January 1, 2017 and October 2, 2016, our balance sheet included a liability for anticipated losses of $6.6 million and $6.7 million, respectively.  The estimated cost to complete the related contracts as of January 1, 2017 was $18.1 million.

3.             Mergers and Acquisitions

We did not complete any acquisitions in the first quarter of fiscal 2017.  On January 18, 2016, we acquired control of Coffey International Limited (“Coffey”), headquartered in Sydney, Australia.  Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience.  Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.  The fair value of the purchase price for Coffey was $76.1 million, in addition to $65.1 million of assumed debt, which consisted of secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million.  All of this debt was paid in full from other borrowings in the second quarter of fiscal 2016 subsequent to the acquisition.

In the second quarter of fiscal 2016, we also acquired INDUS Corporation (“INDUS”), headquartered in Vienna, Virginia. INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our Water, Environment and Infrastructure (“WEI”) segment.  The fair value of the purchase price for INDUS was $18.7 million.  Of this amount, $14.0 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the respective acquisition dates for our acquisitions completed in fiscal 2016 (in thousands):

Accounts receivable	$71,515
Other current assets	18,869
Property and equipment	14,218
Goodwill	108,323
Backlog and trade name intangible assets	29,445
Other assets	747
Current liabilities	(78,311)
Borrowings	(65,086)
Other long-term liabilities	(4,885)
Net assets acquired	$94,835

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, goodwill additions related to the fiscal 2016 acquisitions primarily represent the value of workforces with distinct expertise in the international development, geoscience, and software applications management markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in our condensed consolidated financial statements from their respective closing dates.

Backlog and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 5 years (weighted average of approximately 3 years) and the fair value of trade names with lives ranging from 3 to 5 years.

The table below presents summarized unaudited consolidated pro forma operating results including the related acquisition, integration and debt pre-payment charges, assuming we had acquired Coffey and INDUS at the beginning of fiscal 2016.  These pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the related events occurred at the beginning of fiscal 2016.

	Pro-Forma
	Three Months Ended
	January 1, 2017	December 27, 2015
	(in thousands, except per share data)

Revenue	$668,851	$671,669
Operating income	39,855	14,238
Net income attributable to Tetra Tech	26,562	3,016

Earnings per share attributable to Tetra Tech
Basic	$0.47	$0.05
Diluted	$0.46	$0.05

Coffey and INDUS combined contributed $102.3 million in revenue and $7.4 million in operating income for the first quarter of fiscal 2017.  Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses.  Amortization of intangible assets was $2.6 million for the first quarter of fiscal 2017.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds.  The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.  The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities” and “Long-term contingent earn-out liabilities” on our condensed consolidated balance sheets.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  We had no adjustments to our contingent earn-out liabilities in the first quarter of fiscal 2017.  During the first quarter of fiscal 2016, we recorded an increase in our contingent earn-out liabilities and reported a related loss in operating income of $1.0 million.  This loss represented the final cash settlement during the first quarter of fiscal 2016 of an earn-out liability that was valued at $0 at the end of fiscal 2015.

At January 1, 2017, there was a total maximum of $14.5 million of outstanding contingent consideration related to acquisitions.  Of this amount, $8.9 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

Subsequent Event.  On February 1, 2017, we announced the acquisition of Eco Logical Australia, a multi-disciplinary consulting firm with over 160 staff that provide innovative, high-end environmental and ecological services.

4.             Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at October 2, 2016	$221,953	$496,035	$717,988
Goodwill adjustments	13,509	(12,804)	705
Foreign exchange impact	(2,300)	(6,654)	(8,954)
Balance at January 1, 2017	$233,162	$476,577	$709,739

In the first quarter of fiscal 2017, we completed our purchase price allocations for Coffey and INDUS and recorded a net goodwill adjustment of $0.7 million, which resulted from an updated valuation of our purchase price allocation of net assets acquired in the Coffey acquisition.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $315.6 million and $304.4 million at January 1, 2017 and October 2, 2016, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $509.8 million and $529.2 million at January 1, 2017 and October 2, 2016, respectively, excluding $33.2 million of accumulated impairment.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter.  Our last review was performed at June 27, 2016 (i.e. the first day of our fourth quarter in fiscal 2016).  In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in the recoverability of goodwill.  We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, such as a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy, or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

We estimate the fair value of all reporting units with a goodwill balance based on a comparison and weighting of the income approach (weighted 70%), specifically the discounted cash flow method, and the market approach (weighted 30%), which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach.  The resulting fair value is most sensitive to the assumptions we use in our discounted cash flow analysis.  The assumptions that have the most significant impact on the fair value calculation are the reporting unit’s revenue growth rate and operating profit margin, and the discount rate used to convert future estimated cash flows to a single present value amount.

Our fourth quarter 2016 goodwill impairment review indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.  Although we believe that our estimates of fair value for our reporting units are reasonable, if financial performance for our reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for our reporting units could become impaired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our condensed consolidated balance sheets, were as follows:

	January 1, 2017			October 2, 2016
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.7	$876	$(858)	$881	$(840)
Client relations	2.2	111,166	(85,982)	112,367	(83,514)
Backlog	2.0	22,229	(9,304)	23,018	(7,536)
Technology and trade names	3.6	7,496	(3,456)	7,778	(3,192)
Total		$141,767	$(99,600)	$144,044	$(95,082)

Foreign currency translation adjustments reduced net intangible assets by $0.9 million in the first quarter of fiscal 2017. Amortization expense for the first quarters of fiscal 2017 and 2016 was $5.9 million and $4.3 million, respectively.  Estimated amortization expense for the remainder of fiscal 2017 and succeeding years is as follows:

Amount
(in thousands)

2017	$16,286
2018	14,011
2019	6,871
2020	3,708
2021	651
Beyond	640
Total	$42,167

5.             Property and Equipment

Property and equipment consisted of the following:

	January 1, 2017	October 2, 2016
	(in thousands)

Land and buildings	$3,683	$3,683
Equipment, furniture and fixtures	179,674	180,750
Leasehold improvements	28,861	30,261
Total property and equipment	212,218	214,694
Accumulated depreciation	(148,916)	(146,867)
Property and equipment, net	$63,302	$67,827

The depreciation expense related to property and equipment was both $5.3 million for the first quarters of fiscal 2017 and 2016.

6.             Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  In the first quarter of 2017, we repurchased through open market purchases under this program a total of 232,665 shares at an average price of $42.98, for a total cost of $10.0 million.

On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.  Dividends totaling $5.1 million and $4.7 million were paid in the first quarters of fiscal 2017 and fiscal 2016, respectively.

Subsequent Event.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 3, 2017 to stockholders of record as of the close of business on February 17, 2017.

7.             Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the first quarters of fiscal 2017 and 2016 was $3.2 million and $2.8 million, respectively.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  In the first quarter of fiscal 2017, we granted 183,163 stock options with an exercise price of $40.67 per share and an estimated weighted-average fair value of $12.35 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 99,180 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $47.36 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return over the vesting period.  Additionally, we awarded 218,941 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $40.80 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 1, 2017	December 27, 2015
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$26,562	$23,239

Weighted-average common shares outstanding - basic	57,099	59,058
Effect of dilutive stock options and unvested restricted stock	1,046	735
Weighted-average common stock outstanding - diluted	58,145	59,793

Earnings per share attributable to Tetra Tech:
Basic	$0.47	$0.39
Diluted	$0.46	$0.39

For the first quarters of fiscal 2017 and 2016, 0.1 million and 0.6 million options, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.             Income Taxes

The effective tax rates for the first quarters of fiscal 2017 and 2016 were 28.0% and 25.7%, respectively.  During the first quarter of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the statement of income rather than being recorded in additional paid-in capital on the balance sheet.  As a result, we recognized a $1.8 million income tax benefit in the first quarter of fiscal 2017.  During the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and development tax credits (“R&D Credits”) retroactively to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rates for the first quarters of fiscal 2017 and 2016 were 32.8% and 32.1%, respectively.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of January 1, 2017, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•      taxable income in prior carryback years as permitted under the tax law;

•      future reversals of existing taxable temporary differences;

•      consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•      estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ending January 1, 2017, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is not more likely than not that assets related to loss carry-forwards in certain foreign jurisdictions will be realized for which a valuation allowance of $23.7 million has been provided.

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

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended
	January 1, 2017	December 27, 2015
	(in thousands)

Revenue
WEI	$287,136	$240,383
RME	396,022	315,717
RCM	8,231	20,826
Elimination of inter-segment revenue	(22,538)	(16,218)
Total revenue	$668,851	$560,708

Operating Income
WEI	$24,979	$20,030
RME	26,733	25,443
RCM	(3,042)	(5,282)
Corporate (1)	(8,815)	(7,261)
Total operating income	$39,855	$32,930

Depreciation
WEI	$1,165	$1,168
RME	3,647	3,533
RCM	155	193
Corporate	284	409
Total depreciation	$5,251	$5,303

(1) Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	January 1, 2017	October 2, 2016
	(in thousands)

Total Assets
WEI	$331,947	$308,438
RME	534,306	522,895
RCM	38,958	39,107
Corporate (1)	895,212	930,339
Total assets	$1,800,423	$1,800,779

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  All of our segments generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	January 1, 2017	December 27, 2015
	(in thousands)

Client Sector
International (1)	$172,457	$135,807
U.S. commercial	190,266	188,164
U.S. federal government (2)	222,634	165,022
U.S. state and local government	83,494	71,715
Total	$668,851	$560,708

(1)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

(2)     Includes revenue generated under U.S. federal government contracts performed outside the United States.

11.          Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016).  The carrying value of our long-term debt approximated fair value at January 1, 2017 and October 2, 2016.  As of January 1, 2017, we had borrowings of $388 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, share repurchases, dividends, capital expenditures and contingent earn-outs.

12.          Joint Ventures

Consolidated Joint Ventures

The aggregate revenue of our consolidated joint ventures was $1.1 million and $0.5 million for the first quarters of fiscal 2017 and 2016, respectively.  The assets and liabilities of these consolidated joint ventures were immaterial at January 1, 2017 and October 2, 2016.  These assets are restricted for use only by those joint ventures and are not available for our general operations.  Cash and cash equivalents maintained by the consolidated joint ventures at January 1, 2017 and October 2, 2016 were both $0.2 million.

Unconsolidated Joint Ventures

We account for our unconsolidated joint ventures using the equity method of accounting.  Under this method, we recognize our proportionate share of the net earnings of these joint ventures within “Other costs of revenue” in our condensed consolidated statements of income.  For the first quarters of fiscal 2017 and 2016, we reported $1.0 million and $0.2 million of equity in earnings of unconsolidated joint ventures, respectively.  Our maximum exposure to loss as a result of our investments in unconsolidated joint ventures is typically limited to the aggregate of the carrying value of the investment.  Future funding commitments for our unconsolidated joint ventures are immaterial.  The unconsolidated joint ventures are, individually and in the aggregate, immaterial to our condensed consolidated financial statements.

The aggregate carrying values of the assets and liabilities of the unconsolidated joint ventures were $14.3 million and $12.3 million, respectively, at January 1, 2017, and $15.6 million and $13.5 million, respectively, at October 2, 2016.

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

We recognize derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value.  We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our condensed consolidated balance sheets as accumulated other comprehensive income (loss), and in our condensed consolidated statements of income for those derivatives designated as fair value hedges.

In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility.  At January 1, 2017, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $0.6 million, all of which we expect to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

As of January 1, 2017, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$43,242	1.36%	May 2018
43,242	1.34%	May 2018
43,242	1.35%	May 2018
21,621	1.23%	May 2018
21,621	1.24%	May 2018

In December 2016, we entered into a forward contract with a notional amount of AUD$10.0 million to reduce the impact of changes in foreign exchange rates related to an Australian dollar receivable maturing January 2017.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	January 1, 2017	October 2, 2016
		(in thousands)

Foreign exchange forward contract	Other current assets	$81	$–
Interest rate swap agreements	Other current liabilities	$567	$1,572

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first three months of fiscal 2017 and the fiscal year ended October 2, 2016.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.

14.          Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three months ended January 1, 2017 and December 27, 2015 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income (loss) before reclassifications	(16,484)	1,671	(14,813)
Reclassification adjustment of prior derivative settlement, net of tax	–	(561)	(561)
Net current-period other comprehensive income (loss)	(16,484)	1,110	(15,374)

Balances at December 27, 2015	$(157,713)	$(832)	$(158,545)

Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)

Other comprehensive income (loss) before reclassifications	(16,182)	1,338	(14,844)
Reclassification adjustment of prior derivative settlement, net of tax	–	(342)	(342)
Net current-period other comprehensive income (loss)	(16,182)	996	(15,186)

Balances at January 1, 2017	$(143,026)	$(168)	$(143,194)

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

16.          Recent Accounting Pronouncements

In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital.  This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. In the first quarter of fiscal 2017, we adopted this guidance and recognized an income tax benefit of $1.8 million in our condensed consolidated statement of income.  We also reported this amount as part of our cash from operating activities on our condensed consolidated statement of cash flows for the first quarter of fiscal 2017.

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

In January 2015, the FASB issued an amendment to the accounting guidance related to the income statement presentation of extraordinary and unusual items.  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  The guidance is effective for us in the first quarter of fiscal 2017, and the adoption of this guidance had no impact on our condensed consolidated financial statements.

In January 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.  The guidance is effective for us in the second quarter of fiscal 2018.  We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The guidance is effective for us in the second quarter of fiscal 2019, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued updated guidance which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses.  This guidance is effective for us in the second quarter of fiscal 2020, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued guidance to address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This guidance is effective for us in the second quarter of fiscal 2018, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued updated guidance which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The updated guidance also requires entities to disclose a comparison of income tax expense or benefit with statutory expectations and disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes.  This guidance is effective for us in the second quarter of fiscal 2018, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash and in the statement of cash flows.  This guidance is effective for us in the second quarter of fiscal 2018, with early adoption permitted using a retrospective transition method.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  This guidance is effective for us in the first quarter of fiscal year 2019, and interim periods within those years, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading provider of consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development.  We are a global company that is renowned for our expertise in providing water-related services for public and private clients.  We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources.  Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, construction management, and operations and maintenance.

Our reputation for high-end consulting and engineering services and our ability to apply our skills to develop solutions for water and environmental management has supported our growth over 50 years since the founding of our predecessor company.  By combining ingenuity and practical experience, we have helped to advance solutions for managing water, protecting the environment, providing energy, and engineering the infrastructure for our cities and communities.  Today, we are working on projects worldwide, and currently have over approximately 16,000 staff.

We derive income from fees for professional, technical, program management, construction and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide services to a diverse base of U.S. commercial, international, U.S. federal and U.S. state and local government agencies.  The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	January 1, 2017	December 27, 2015

Client Sector
U.S. federal government (1)	33.3%	29.4%
International(2)	25.8	24.2
U.S. state and local government	12.5	12.8
U.S. commercial	28.4	33.6
	100.0%	100.0%

(1)                Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)                Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

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

Resource Management and Energy.  RME provides consulting and engineering services worldwide for a broad range of resource management and energy needs.  RME supports both private and public clients, including global industrial and commercial clients, major international development agencies, and U.S. federal agencies in large-scale remediation.  The primary markets for RME’s services include natural resources, energy, international development, remediation, waste management, and utilities.  RME’s services span from early data collection and monitoring, to data analysis and information technology, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to construction management, and operations and maintenance.  RME also supports EPCM for full service implementation of commercial projects.

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially completed by the end of fiscal 2017.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	January 1, 2017	December 27, 2015

Reportable Segment
WEI	42.9%	42.9%
RME	59.2	56.3
RCM	1.2	3.7
Inter-segment elimination	(3.3)	(2.9)
	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	January 1, 2017	December 27, 2015

Contract Type
Fixed-price	32.3%	32.9%
Time-and-materials	46.5	48.9
Cost-plus	21.2	18.2
	100.0%	100.0%

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

ACQUISITIONS AND DIVESTITURES

Acquisitions.  We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans.  Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies.  We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, add new geographies, and provide complementary skills.  Also, during our evaluation, we examine an acquisition’s ability to drive organic growth, its accretive effect on long-term earnings, and its ability to generate return on investment.  Generally, we proceed with an acquisition if we believe that it could strategically expand our service offerings, improve our long-term financial performance, and increase shareholder returns.

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

We did not complete any acquisitions in the first quarter of fiscal 2017.  On January 18, 2016, we acquired Coffey, headquartered in Sydney, Australia.  Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience.  Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.  In the second quarter of fiscal 2016, we also acquired INDUS, headquartered in Vienna, Virginia.  INDUS is a technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our WEI segment.

For detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

Subsequent Event.  On February 1, 2017, we announced the acquisition of Eco Logical Australia, a multi-disciplinary consulting firm with over 160 staff that provide innovative, high-end environmental and ecological services.

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first quarters of fiscal 2017 and 2016.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In first quarter of fiscal 2017, our revenue increased 19.3% compared to the prior-year quarter.  Coffey and INDUS, which were acquired in the second quarter of fiscal 2016, together contributed revenue of $102.3 million in the first quarter of fiscal 2017.  Excluding this contribution, our revenue increased 1.0% in the first quarter of fiscal 2017 compared to the same period last year.  Our revenue reflects a reduction in construction activities compared to the first quarter of last year.  This reduction resulted from our decision to exit from select fixed-price construction markets, which are reported in our RCM segment.  Revenue from our ongoing business, excluding RCM, Coffey and INDUS, increased 3.4% in the first quarter of fiscal 2017 compared to last year’s first quarter.

U.S. Federal Government.  Our U.S. federal government business increased 34.9% in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  Excluding the contributions from the fiscal 2016 acquisitions, our U.S. federal government business increased 12.7% in the first quarter of fiscal 2017 compared to last year.  This growth primarily reflects increased international development and U.S. Department of Defense activities.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We anticipate growth in U.S. federal government revenue in fiscal 2017.

International.  Our international business increased 27.0% in first quarter of fiscal 2017 compared to the same period last year.  This growth was primarily due to Coffey, which contributed international revenue of $65.4 million in the first quarter of fiscal 2017.  Excluding this contribution, our international business decreased 19.4% in the first quarter of fiscal 2017 compared to last year’s first quarter, which reflects the commodity-driven slow-down in economic activity in Canada.  We anticipate increased international revenue in fiscal 2017, including Coffey.  However, if commodity prices remain low or decrease further, our international business could be negatively impacted.

U.S. State and Local Government.  Our U.S. state and local government business increased 16.4% in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  We experienced this increase despite the impact of the aforementioned reduction in certain construction activities, especially those related to state transportation projects in the RCM segment.  Excluding these activities, our U.S. state and local government revenue increased 22.3% in the first quarter of fiscal 2017 compared to the same period last year. Coffey and INDUS had no impact on our U.S. state and local government business.  Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue.  We expect our U.S. state and local government business to show growth during fiscal 2017.

U.S. Commercial.  Our U.S. commercial business increased 1.1% in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  This growth primarily reflects increased environmental remediation activities that were partially offset by reduced work for oil and gas clients.  Coffey and INDUS had no impact on our U.S. commercial business.  We expect our U.S. commercial revenue to be stable in fiscal 2017.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	January 1,	December 27,	Change
	2017	2015	$	%
	($ in thousands)

Revenue	$668,851	$560,708	$108,143	19.3%
Subcontractor costs	(179,300)	(139,752)	(39,548)	(28.3)
Revenue, net of subcontractor costs (1)	489,551	420,956	68,595	16.3
Other costs of revenue	(408,190)	(347,796)	(60,394)	(17.4)
Selling, general and administrative expenses	(41,506)	(39,229)	(2,277)	(5.8)
Contingent consideration – fair value adjustments	–	(1,001)	1,001	NM
Operating income	39,855	32,930	6,925	21.0
Interest expense	(2,908)	(1,660)	(1,248)	(75.2)
Income before income tax expense	36,947	31,270	5,677	18.2
Income tax expense	(10,358)	(8,030)	(2,328)	(29.0)
Net income including noncontrolling interests	26,589	23,240	3,349	14.4
Net income from noncontrolling interests	(27)	(1)	(26)	(2,600.0)
Net income attributable to Tetra Tech	$26,562	$23,239	$3,323	14.3
Diluted earnings per share	$0.46	$0.39	$0.07	17.9

(1)   We believe that the presentation of “Revenue, net of subcontractor costs”, which is a non-GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.  In the course of providing services, we routinely subcontract various services and, under certain international development agency programs, issue grants.  Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities.  The grants are included as part of our subcontractor costs.  Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends.  Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain purchase accounting-related adjustments.  Additionally, ongoing EPS for the first quarter of fiscal 2016 excludes the benefit of the retroactive extension of the R&D Credits.  The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 32.6% and 33.9% in the first quarters of fiscal 2017 and 2016, respectively.  We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur.  Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our condensed consolidated statements of income.

	Three Months Ended
	January 1,	December 27,	Change
	2017	2015	$	%
	($ in thousands)

Revenue	$668,851	$560,708	$108,143	19.3%
RCM	(8,231)	(20,826)	12,595	–
Ongoing revenue	$660,620	$539,882	$120,738	22.4

Revenue, net of subcontractor cost	$489,551	$420,956	$68,595	16.3
RCM	(1,795)	(7,190)	5,395	–
Ongoing revenue, net of subcontractor costs	$487,756	$413,766	$73,990	17.9

Operating income	$39,855	$32,930	$6,925	21.0
Contingent consideration – fair value adjustments	–	1,001	(1,001)	–
RCM	3,042	5,282	(2,240)	–
Ongoing operating income	$42,897	$39,213	$3,684	9.4

EPS	$0.46	$0.39	$0.07	17.9%
Contingent consideration – fair value adjustments	–	0.01	(0.01)	–
RCM	0.03	0.05	(0.02)	–
Retroactive R&D tax	–	(0.03)	0.03	–
Ongoing EPS	$0.49	$0.42	$0.07	16.7%

In the first quarter of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $108.1 million, or 19.3%, and $68.6 million, or 16.3%, respectively, compared to the same period last year.  The year-over-year comparisons include the above-described reduction in certain construction activities.  Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $12.6 million and $5.4 million, respectively, in the first quarter of fiscal 2017 compared to the prior-year quarter.

Our ongoing revenue and revenue, net of subcontractor costs, increased $120.7 million, or 22.4%, and $74.0 million, or 17.9%, respectively, in the first quarter of fiscal 2017 compared to last year’s first quarter.  These increases reflect the contribution from Coffey and INDUS, which we acquired in the second quarter of fiscal 2016, and together, they contributed revenue of $102.3 million and revenue, net of subcontractor costs, of $74.6 million in the first quarter of fiscal 2017.  Excluding these contributions, our ongoing revenue and revenue, net of subcontractor costs, increased 3.4% and 1.0%, respectively, in the first quarter of fiscal 2017 compared to the same period last year.  These results reflect increased international development and state and local government activity in our ongoing U.S. operations.  Excluding Coffey, our international development revenue and revenue, net of subcontractor costs, increased $14.7 million and $5.7 million, respectively, and our state and local government revenue and revenue, net of subcontractor costs, increased $14.2 million and $11.9 million, respectively, in our ongoing business in the first quarter of fiscal 2017 compared to last year’s first quarter.  However, these increases were substantially offset by a decline in our oil and gas activities in North America.

Our operating income increased $6.9 million in the first quarter of fiscal 2017 compared to the same period last year.  The loss from exited construction activities in our RCM segment was $3.0 million in the first quarter of fiscal 2017 compared to $5.3 million in the first quarter of fiscal 2016.  Our RCM results are described below under “Remediation and Construction Management.” In addition, our first quarter fiscal 2016 operating income was reduced by a $1.0 million loss related to a change in the estimated fair value of contingent earn-out liabilities.  Excluding these non-operating items, ongoing operating income increased $3.7 million, or 9.4%, in the first quarter of fiscal 2017 compared to the same period last year.

The increase in our ongoing operating income primarily reflects improved results in our WEI segment.  WEI’s ongoing operating income increased $4.9 million in the first quarter of fiscal 2017 compared to the same period last year.  These results are described below under “Water, Environment and Infrastructure.”  The higher operating income in the WEI segment was partially offset by intangible amortization, which increased by $1.6 million in the first quarter of fiscal 2017 compared to the same period last year due to the Coffey and INDUS acquisitions.

Interest expense, net was $2.9 million in the first quarter of fiscal 2017 compared to $1.7 million in last year’s first quarter. The increase in interest expense reflects additional borrowings to fund the Coffey acquisition.

Our effective tax rates for the first quarters of fiscal 2017 and 2016 were 28.0% and 25.7%, respectively.  During the first quarter of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in our condensed consolidated statement of income rather than being recorded as additional paid-in capital on our condensed consolidated balance sheet.  As a result, we recognized an income tax benefit of $1.8 million in the first quarter of fiscal 2017.  During the first quarter of fiscal 2016, the PATH Act was signed into law, which permanently extended the federal R&D Credits retroactively to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rates for the first quarters of fiscal 2017 and 2016 were 32.8% and 32.1%, respectively.

EPS was $0.46 in the first quarter of fiscal 2017 compared to $0.39 in last year’s first quarter.  On the same basis as our ongoing operating income, EPS was $0.49 in the first quarter of fiscal 2017 compared to $0.42 in the first quarter of fiscal 2016.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended
	January 1,	December 27,	Change
	2017	2015	$	%
	($ in thousands)

Revenue	$287,136	$240,383	$46,753	19.4%
Subcontractor costs	(86,143)	(60,962)	(25,181)	41.3
Revenue, net of subcontractors costs	$200,993	$179,421	$21,572	12.0

Operating income	$24,979	$20,030	$4,949	24.7

Revenue and revenue, net of subcontractor costs, increased $46.8 million, or 19.4%, and $21.6 million, or 12.0%, respectively, in the first quarter of fiscal 2017 compared to the same period last year.  These increases primarily reflect broad-based revenue growth in our U.S. state and local government project-related infrastructure business in the first quarter of fiscal 2017 compared to the same period in fiscal 2016.  Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $18.8 million and $13.0 million, respectively, in the first quarter of fiscal 2017 compared to the same period last year.  To a lesser extent, our U.S. federal business also improved compared to the first quarter of last year, primarily due to an increase in environmental work for the U.S. Department of Defense.

Operating income increased $4.9 million in the first quarter of fiscal 2016 compared the same period last year, reflecting the higher revenue.  In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 12.4% in the first quarter of fiscal 2017 from 11.2% in the same period last year.  This improved profitability primarily reflects improved project performance as well as the benefit of measures taken in the first half of fiscal 2016 to improve operational efficiency.

Resource Management and Energy

	Three Months Ended
	January 1,	December 27,	Change
	2017	2015	$	%
	($ in thousands)

Revenue	$396,022	$315,717	$80,305	25.4%
Subcontractor costs	(109,259)	(81,372)	(27,887)	34.3
Revenue, net of subcontractors costs	$286,763	$234,345	$52,418	22.4

Operating income	$26,733	$25,443	$1,290	5.1

Revenue and revenue, net of subcontractor costs, increased $80.3 million and $52.4 million, respectively, in the first quarter of fiscal 2017 compared to the year-ago quarter.  The increases are primarily due to Coffey contributions of $94.9 million of revenue and $69.2 million of revenue, net of subcontractor costs, in the first quarter of fiscal 2017.  Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses.  Excluding the Coffey contribution, our revenue and revenue, net of subcontractor costs, decreased $14.6 million and $16.8 million, respectively, in the first quarter of fiscal 2017 compared to same period last year.  These decreases reflect the reduction in oil and gas activity in the U.S. and Canada.

Operating income increased $1.3 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.  This increase reflects the contribution from Coffey, which was partially offset by lower profits from oil and gas related services, inclusive of an unfavorable adjustment to an oil and gas contract of $2.3 million.

Remediation and Construction Management

	Three Months Ended
	January 1,	December 27,	Change
	2017	2015	$	%
	($ in thousands)

Revenue	$8,231	$20,826	$(12,595)	(60.5)%
Subcontractor costs	(6,436)	(13,636)	7,200	(52.8)
Revenue, net of subcontractors costs	$1,795	$7,190	$(5,395)	(75.0)

Operating loss	$(3,042)	$(5,282)	$2,240	(42.4)

Revenue and revenue, net of subcontractor costs, decreased $12.6 million and $5.4 million, respectively, in the first quarter of fiscal 2017 compared to the year-ago period.  These decreases resulted from our decision to wind-down the RCM construction activities.  The operating loss in the first quarter of fiscal 2017 includes an unfavorable adjustment of $1.7 million to a transportation project that is expected to be completed in the third quarter of fiscal 2017.  The remaining loss in the first quarter of fiscal 2017 primarily reflects legal costs related to outstanding claims.  The operating loss in the first quarter of fiscal 2016 includes $7.9 million of losses related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the first quarter of 2017 was $18.2 million.  The related work to be performed in this segment will be substantially completed in calendar 2017.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.

Subsequent Event.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 3, 2017 to stockholders of record as of the close of business on February 17, 2017.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed.  We also indefinitely reinvest our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings.  Should we require additional capital in the United States, we may elect to repatriate these foreign funds or raise capital in the U.S. through debt or equity.  If we were to repatriate these foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits.

Cash and Cash Equivalents.  As of January 1, 2017, cash and cash equivalents were $127.0 million, a decrease of $33.5 million compared to the fiscal 2016 year-end.  The decrease was due to cash used for operating activities, share repurchases, capital expenditures and dividends, which was partially offset by net borrowings.

Operating Activities.  For the first quarter of 2017, net cash used in operating activities was $58.7 million, compared to net cash provided by operating activities of $23.6 million in the prior-year quarter.  The decrease was due primarily to the timing of collections on accounts receivable, as well as payments to our vendors and employees.  The net cash provided by operating activities in the prior-year quarter reflects $13.4 million related to the collection of a claim settlement.  The overall decrease was partially offset by an increase in billings in excess of costs on uncompleted contracts.

Investing Activities.  For the first quarter of 2017, net cash used in investing activities was $1.8 million, a decrease of $0.7 million compared to the prior-year period, due to a decrease in capital expenditures.

Financing Activities.  For the first quarter of 2017, net cash provided by financing activities was $28.9 million, compared to net cash used in financing activities of $29.3 million in the same quarter last year.  The increase in cash from financing activities resulted primarily from $41.7 million in higher net borrowings and $15.0 million in lower stock repurchases in the first quarter of fiscal 2017, compared to the prior-year quarter.

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

As of January 1, 2017, we had $388 million in outstanding borrowings under the Credit Agreement, which was comprised of $173 million under the Term Loan Facility and $215 million under the Revolving Credit Facility at a weighted-average interest rate of 2.2% per annum.  In addition, we had $1.0 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at January 1, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.58%.  At January 1, 2017, we had $244 million of available credit under the Revolving Credit Facility, of which $192.6 million could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $21.3 million, of which $5.7 million was issued in currencies other than the U.S. dollar.

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

At January 1, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 2.06x and a consolidated fixed charge coverage ratio of 2.63x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility.  This facility was amended in March 2016 to extend the term to April 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors.  The facility was amended again to provide for a secured AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expires in April 2017, is secured by the assets of certain Australian and New Zealand subsidiaries, and is supported by a parent guarantee.  At January 1, 2017, the amount outstanding under this facility consisted solely of bank guarantees of $5.3 million.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2017:

	Dividend Per Share	Record Date	Total Maximum Payment		Payment Date
	(in thousands, except per share data)

November 7, 2016	$0.09	December 1, 2016		$5,144	December 14, 2016
January 30, 2017	$0.09	February 17, 2017	$	N/A	March 3, 2017

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of January 1, 2017, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain states and foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the timing and amount of the reversal of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended January 1, 2017, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is not more likely than not that the assets related to loss carry-forwards in certain foreign jurisdictions will be realized for which a valuation allowance of $23.7 million has been provided.

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

The following is a summary of our off-balance sheet arrangements:

•      Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At January 1, 2017, we had $1 million in standby letters of credit outstanding under our Credit Agreement, $21.3 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.3 million of bank guarantees under the existing Coffey facility.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016. To date, there have been no material changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At January 1, 2017, we had borrowings outstanding under the Credit Agreement of $388 million at a weighted-average interest rate of 2.20 % per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at January 1, 2017 was 2.58%.  For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both first quarters of fiscal 2017 and the prior-year quarter. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies.  For the first quarter of 2017 and 2016, 25.8% and 24.2% of our consolidated revenue, respectively, was generated by our international business.  For the first quarter of fiscal 2017, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction to equity of $16.0 million compared to $16.5 million in the first quarter of fiscal 2016.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of January 1, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  As previously reported, we acquired Coffey and INDUS on January 18, 2016 and March 11, 2016, respectively.  In our Annual Report on Form 10-K for the year ended October 2, 2016, we excluded Coffey and INDUS from our assessment of internal control over financial reporting.  We are in the process of documenting and testing Coffey’s and INDUS’s internal control over financial reporting, and will incorporate Coffey and INDUS into our assessment of internal control over financial reporting as of October 1, 2017.  We have extended our oversight and monitoring processes that support internal control over financial reporting to include Coffey’s and INDUS’s operations.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The new U.S. Administration may make changes to fiscal and tax policies that may adversely affect our business.

The new U.S. Administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform.  We cannot predict the impact, if any, of these changes to our business.  However, it is possible that these changes could adversely affect our business.  It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.  Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

In the first quarter of fiscal 2017, we generated 25.8% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

In the first quarter of 2017, we generated 45.8% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs.  Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget.  The sequestration began on March 1, 2013.  Although the Bipartisan Budget Act of 2013 provided some sequester relief through the end of fiscal year 2015, the sequestration requires reduced U.S. federal government spending through fiscal year 2021.  A significant reduction in federal government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities and significant personnel reductions.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts.  For example, we must comply with Federal Acquisition of Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations.  In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status.  These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations.  Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities.  U.S. government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors.  These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards.  In addition, during the course of its audits, the DCAA may question our incurred project costs.  If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.  In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts.  We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages.  U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor.  We could also suffer serious harm to our reputation.  Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the first quarter of fiscal 2017, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of January 1, 2017, our goodwill was $709.7 million and other intangible assets were $42.2 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.  We had no goodwill impairment in the first quarter of fiscal 2017 or in fiscal 2016.

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

To prepare financial statements in conformity with United States GAAP, management is required to make estimates and assumptions as of the date of the financial statements.  These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities.  For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.  Areas requiring significant estimates by our management include:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at January 1, 2017 included approximately $44 million related to such claims.

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

Our backlog at January 1, 2017 was $2.5 billion, an increase of $90.6 million, or 3.8%, compared to the end of fiscal 2016. We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers.  Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure.  We also need to protect our own internal trade secrets and other business confidential information from disclosure.  We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems.  We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats.  A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations.  As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.  Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials.  On some project sites, we may be responsible for safety, and, accordingly, we have an obligation to implement effective safety procedures.  Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration (“MSHA”), and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability, the loss of projects or clients, or potential litigation, and could have a material adverse effect on our business, operating results, or financial condition.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of October 2, 2016, we repurchased through open market purchases a total of 7.4 million shares at an average price of $26.91, for a total cost of $200 million under this new repurchase program.  On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  As of January 1, 2017, we repurchased through open market purchases a total of 232,665 shares at an average price of $42.98, for a total cost of $10.0 million under this repurchase program.  These shares were repurchased during the period from October 3, 2016 through January 1, 2017.  A summary of the repurchase activity for the three months ended January 1, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

October 3, 2016 – October 30, 2016	–	$–	–	$200,000,000
October 31, 2016 – November 27, 2016	71,979	41.87	71,979	196,986,433
November 28, 2016 – January 1, 2017	160,686	43.48	160,686	190,000,264

Item 4.                   Mine Safety Disclosure

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires domestic mine operators to disclose violations and orders issued under the Mine Act by MSHA.  We do not act as the owner of any mines, but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such mine.  Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 Regulations S-K is included in Exhibit 95.

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended January 1, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2017	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)