Form 10-Q
period 2017-04-02
TETRA TECH INC
filed 2017-05-05
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 1, 2017, 57,156,585 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	April 2, 2017	October 2, 2016
Current assets:
Cash and cash equivalents	$171,340	$160,459
Accounts receivable – net	714,471	714,336
Prepaid expenses and other current assets	50,140	46,262
Income taxes receivable	7,125	14,371
Total current assets	943,076	935,428

Property and equipment – net	61,319	67,827
Investments in and advances to unconsolidated joint ventures	2,239	2,064
Goodwill	721,762	717,988
Intangible assets – net	37,313	48,962
Deferred income taxes	1,091	630
Other long-term assets	31,569	27,880

Total assets	$1,798,369	$1,800,779

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$143,453	$158,773
Accrued compensation	117,107	129,184
Billings in excess of costs on uncompleted contracts	114,341	88,223
Current portion of long-term debt	18,587	15,510
Current contingent earn-out liabilities	1,708	4,296
Other current liabilities	70,062	85,100
Total current liabilities	465,258	481,086

Deferred income taxes	46,291	60,348
Long-term debt	326,862	331,501
Long-term contingent earn-out liabilities	1,684	4,461
Other long-term liabilities	55,406	53,980

Commitments and contingencies (Note 14)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at April 2, 2017 and October 2, 2016	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 57,203 and 57,042 shares at April 2, 2017 and October 2, 2016, respectively	572	570
Additional paid-in capital	256,063	260,340
Accumulated other comprehensive loss	(133,419)	(128,008)
Retained earnings	779,481	736,357
Tetra Tech stockholders’ equity	902,697	869,259
Noncontrolling interests	171	144
Total equity	902,868	869,403

Total liabilities and equity	$1,798,369	$1,800,779

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Revenue	$663,781	$627,384	$1,332,632	$1,188,092
Subcontractor costs	(151,827)	(148,619)	(331,127)	(288,371)
Other costs of revenue	(430,952)	(403,976)	(839,141)	(751,772)
Gross profit	81,002	74,789	162,364	147,949
Selling, general and administrative expenses	(45,195)	(40,406)	(86,702)	(79,634)
Acquisition and integration expenses	–	(15,911)	–	(15,911)
Contingent consideration – fair value adjustments	7,149	(1,822)	7,149	(2,823)
Operating income	42,956	16,650	82,811	49,581

Interest expense, net	(3,099)	(4,251)	(6,007)	(5,911)
Income before income tax expense	39,857	12,399	76,804	43,670

Income tax expense	(12,990)	(8,661)	(23,348)	(16,692)

Net income including noncontrolling interests	26,867	3,738	53,456	26,978

Net (income) loss from noncontrolling interests	(5)	6	(32)	5

Net income attributable to Tetra Tech	$26,862	$3,744	$53,424	$26,983

Earnings per share attributable to Tetra Tech:
Basic	$0.47	$0.06	$0.93	$0.46
Diluted	$0.46	$0.06	$0.92	$0.45

Weighted-average common shares outstanding:
Basic	57,270	58,451	57,171	58,819
Diluted	58,270	59,131	58,194	59,527

Cash dividends paid per share	$0.09	$0.08	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Net income including noncontrolling interests	$26,867	$3,738	$53,456	$26,978

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9,328	26,579	(6,671)	10,105
Gain (loss) on cash flow hedge valuations	452	(597)	1,448	513
Other comprehensive income (loss), net of tax	9,780	25,982	(5,223)	10,618

Comprehensive income including noncontrolling interests	36,647	29,720	48,233	37,596

Net (income) loss attributable to noncontrolling interests	(5)	6	(32)	5
Foreign currency translation adjustments, net of tax	(5)	(4)	(188)	(13)
Comprehensive income (loss) attributable to noncontrolling interests	(10)	2	(220)	(8)

Comprehensive income attributable to Tetra Tech	$36,637	$29,722	$48,013	$37,588

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended
	April 2, 2017	March 27, 2016
Cash flows from operating activities:

Net income including noncontrolling interests	$53,456	$26,978

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,234	21,410
Equity in income of unconsolidated joint ventures	(2,489)	(896)
Distributions of earnings from unconsolidated joint ventures	2,301	1,334
Stock-based compensation	6,610	6,147
Excess tax benefits from stock-based compensation	–	(211)
Deferred income taxes	19,851	7,109
Provision for doubtful accounts	(2,028)	8,047
Fair value adjustments to contingent consideration	(7,149)	2,823
Gain on disposal of property and equipment	(266)	(359)
Lease termination costs and related asset impairment	–	2,946

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,631	35,898
Prepaid expenses and other assets	(7,587)	(8,694)
Accounts payable	(15,587)	(27,176)
Accrued compensation	(12,888)	(23,038)
Billings in excess of costs on uncompleted contracts	25,139	(9,646)
Other liabilities	(5,021)	3,330
Income taxes receivable/payable	(29,843)	(15,760)
Net cash provided by operating activities	50,364	30,242

Cash flows from investing activities:
Capital expenditures	(3,896)	(6,007)
Payments for business acquisitions, net of cash acquired	(8,039)	(81,256)
Changes in restricted cash	–	(3,384)
Proceeds from sale of property and equipment	303	969
Investments in unconsolidated joint ventures	–	(613)
Net cash used in investing activities	(11,632)	(90,291)

Cash flows from financing activities:
Payments on long-term debt	(137,849)	(76,717)
Proceeds from borrowings	133,596	170,000
Payments of earn-out liabilities	–	(1,001)
Debt pre-payment costs	–	(1,935)
Excess tax benefits from stock-based compensation	–	211
Repurchases of common stock	(20,000)	(50,000)
Dividends paid	(10,301)	(9,382)
Net proceeds from issuance of common stock	7,661	6,235
Net cash (used in) provided by financing activities	(26,893)	37,411

Effect of foreign exchange rate changes on cash	(958)	979

Net increase (decrease) in cash and cash equivalents	10,881	(21,659)
Cash and cash equivalents at beginning of period	160,459	135,326
Cash and cash equivalents at end of period	$171,340	$113,667

Supplemental information:
Cash paid during the period for:
Interest	$5,970	7,120
Income taxes, net of refunds received of $0.6 million and $2.1 million	$32,995	$19,855

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

2.                                      Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	April 2, 2017	October 2, 2016
	(in thousands)

Billed	$356,929	$364,287
Unbilled	353,737	356,147
Contract retentions	35,233	29,135
Total accounts receivable – gross	745,899	749,569

Allowance for doubtful accounts	(31,428)	(35,233)
Total accounts receivable – net	$714,471	$714,336

Billings in excess of costs on uncompleted contracts	$114,341	$88,223

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Except for amounts related to claims as discussed below, most of our unbilled receivables at April 2, 2017 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance.  Such changes result in “change orders” and may be initiated by us or by our clients.  In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without a definitive client agreement.  Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs.  Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated.  This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period, such as when client agreement is obtained or a claims resolution occurs.

Total accounts receivable at April 2, 2017 and October 2, 2016 included $48 million and $45 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  As a result of this assessment, in the second quarter of fiscal 2017, we recognized a reduction of revenue of $4.5 million and a related loss in operating income of $3.2 million in our Remediation and Construction Management (“RCM”) segment. We had no gains or losses related to claims in the first quarter of fiscal 2017.  In the first half of fiscal 2016 (all in the first quarter), we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM segment.

Billed accounts receivable related to U.S. federal government contracts were $49.9 million and $47.4 million at April 2, 2017 and October 2, 2016, respectively.  U.S. federal government unbilled receivables were $92.4 million and $92.2 million at April 2, 2017 and October 2, 2016, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at April 2, 2017 and October 2, 2016.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize.  Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made.  As a result, we recognized net unfavorable operating income adjustments of $4.0 million (all in the RCM segment) during the second quarter of fiscal 2017, and $8.0 million ($2.3 million in the Resource Management and Energy (“RME”) segment and $5.7 million in the RCM segment) during the first half of fiscal 2017.  These adjustments were immaterial in the second quarter and first half of fiscal 2016.  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of April 2, 2017 and October 2, 2016, our balance sheets included liabilities for anticipated losses of $11.2 million and $6.7 million, respectively.  The estimated cost to complete the related contracts as of April 2, 2017 was $14.4 million.

3.                                      Mergers and Acquisitions

In the second quarter of fiscal 2017, we completed the acquisition of Eco Logical Australia (“ELA”), headquartered in Sydney, Australia.  ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our RME segment.  The fair value of the purchase price for ELA was $9.9 million.  Of this amount, $8.3 million was paid to the sellers and $1.6 million was the estimated fair value of contingent earn-out obligations, with a maximum of $1.7 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

In the second quarter of fiscal 2016, we acquired INDUS Corporation (“INDUS”), headquartered in Vienna, Virginia.  INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our Water, Environment and Infrastructure (“WEI”) segment.  The fair value of the purchase price for INDUS was $18.7 million.  Of this amount, $14.0 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

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

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions.  Specifically, the goodwill addition related to the fiscal 2017 acquisition represents the value of a workforce with distinct expertise in the environmental and ecological markets. The goodwill additions related to the 2016 acquisitions primarily represent the value of workforces with distinct expertise in the international development, geoscience, and software applications management markets.  In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.  The results of these acquisitions were included in our condensed consolidated financial statements from their respective closing dates.

Backlog and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 5 years (weighted average of approximately 3 years), and the fair value of trade names with lives ranging from 3 to 5 years.

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

	Pro-Forma
	Six Months Ended
	April 2, 2017	March 27, 2016
	(in thousands, except per share data)

Revenue	$1,332,632	$1,319,281
Operating income	82,811	62,766
Net income attributable to Tetra Tech	53,424	39,526

Earnings per share attributable to Tetra Tech
Basic	$0.93	$0.67
Diluted	$0.92	$0.67

Coffey and INDUS combined contributed $213.4 million in revenue and $13.5 million in operating income for the six months ended April 2, 2017.  Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses.  Amortization of intangible assets for Coffey and INDUS combined was $5.3 million for the six months ended April 2, 2017.

Acquisition and integration expenses for the three and six months ended March 27, 2016 in the accompanying condensed consolidated statements of income are comprised of the following:

Amount
(in thousands)

Severance including change in control payments	$7,280
Professional services	5,685
Real estate-related	2,946
Total	$15,911

All of the $15.9 million in acquisition and integration expenses were paid in fiscal 2016.  These expenses were included in our Corporate reportable segment, as presented in Note 10.  In addition, in the second quarter of fiscal 2016, we repaid Coffey’s bank loans and corporate bonds in full, including $1.9 million in pre-payment charges that are included in interest expense.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first half of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities and reported related gains in operating income totaling $7.1 million.  These gains resulted from updated valuations of the contingent consideration liabilities for INDUS and Cornerstone Environmental Group (“CEG”).

The acquisition agreement for INDUS included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first two years beginning on the acquisition date, which was in the second quarter of fiscal 2016.  The maximum earn-out obligation over the two-year earn-out period was $8.0 million ($4.0 million in each year).  These amounts could be earned on a pro-rata basis starting at 50% of the earn-out maximum for operating income within a predetermined range in each year.  INDUS was required to meet a minimum operating income threshold in each year to earn any contingent consideration.  These minimum thresholds were $3.2 million and $3.6 million in years one and two, respectively.  In order to earn the maximum contingent consideration, INDUS needed to generate operating income of $3.6 million in year one and $4.0 million in year two.

The determination of the fair value of the purchase price for INDUS on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  The initial valuation was primarily based on probability-weighted internal estimates of INDUS’ operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of INDUS’ contingent earn-out liability of $4.7 million in the second quarter of fiscal 2016.  This amount had increased to $4.9 million at the end of fiscal 2016 due to the passage of time for the present value calculation.  In determining that INDUS would earn 59% of the maximum potential earn-out, we considered several factors including INDUS’ recent historical revenue and operating income levels and growth rates.  We also considered the recent trend in INDUS’ backlog level.

INDUS’ actual financial performance in the first earn-out period was below our original expectation at the acquisition date. As a result, in the second quarter of fiscal 2017, we evaluated our estimate of INDUS’ contingent consideration liability for both earn-out periods.  This assessment included a review of INDUS’ financial results in the first earn-out period, the status of ongoing projects in INDUS’ backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that INDUS’ operating income in both the first and second earn-out periods would be lower than the minimum requirements of $3.2 million and $3.6 million, respectively, to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2017, we reduced the INDUS contingent earn-out liability to $0, which resulted in a gain of $5.0 million.

The acquisition agreement for CEG included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first three years beginning on the acquisition date, which was in the third quarter of fiscal 2015.  The maximum earn-out obligation over the three-year earn-out period was $9.8 million ($3.25 million in each year).  The annual amounts could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year.  To a lesser extent, additional earn-out consideration could be earned for operating income above the high-end of the range up to the contractual maximum of $9.8 million.  CEG was required to meet a minimum operating income threshold in each year to earn any contingent consideration.  These minimum thresholds were $2.0 million, $2.3 million and $2.6 million in years one, two and three, respectively.  In order to earn the maximum contingent consideration, CEG needed to achieve operating income of $4.5 million in year one, $4.8 million in year two and $5.1 million in year three.

The determination of the fair value of the purchase price for CEG on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation.  The initial valuation was primarily based on probability-weighted internal estimates of CEG’s operating income during each earn-out period.  As a result of these estimates, we calculated an initial fair value at the acquisition date of CEG’s contingent earn-out liability of $4.1 million in the third quarter of fiscal 2015.  In determining that CEG would earn 42% of the maximum potential earn-out, we considered several factors including CEG’s recent historical revenue and operating income levels and growth rates.  We also considered the recent trend in CEG’s backlog level.

In the second quarter fiscal of 2016, we recorded an increase in our contingent earn-out liabilities and related losses in operating income of $1.8 million, which reflected our updated valuation of the contingent consideration liability for CEG.  This valuation included our updated projection of CEG’s financial performance during the earn-out period, which exceeded our original estimate at the acquisition date.  The first earn-out payment of $2.3 million was made in the fourth quarter of fiscal 2016, at which time a $3.9 million contingent consideration liability remained for the last two years of CEG’s earn-out period.

During the second quarter of fiscal 2017, we evaluated our estimate of CEG’s contingent consideration liability for the remaining two earn-out periods.  This assessment included a review of CEG’s financial results to-date in the second earn-out period, the status of ongoing projects in CEG’s backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that CEG’s operating income in both the second and third earn-out periods would be lower than our previous estimate.  Accordingly, we reduced the CEG contingent earn-out liability to $1.8 million as of April 2, 2017, which resulted in a gain of $2.1 million in the second quarter of fiscal 2017.

During the second quarter of fiscal 2017, when we determined that INDUS’ and CEG’s operating income would be lower than our previous estimates, including our original estimates at the acquisition dates, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the related reporting units’ long term performance was not materially impacted and there was no resulting goodwill impairment.

In the first half of fiscal 2016 (all in the first quarter), we also recognized a $1.0 million loss, which represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.

At April 2, 2017, there was a total potential maximum of $12.2 million of outstanding contingent consideration related to acquisitions.  Of this amount, $3.4 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

4.                                      Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at October 2, 2016	$221,953	$496,035	$717,988
Goodwill additions	–	7,043	7,043
Goodwill adjustments	13,509	(12,739)	770
Foreign exchange impact	(1,451)	(2,588)	(4,039)
Balance at April 2, 2017	$234,011	$487,751	$721,762

The goodwill addition of $7.0 million resulted from our acquisition of ELA.  In the first quarter of fiscal 2017, we completed our purchase price allocations for Coffey and INDUS and recorded a net goodwill adjustment of $0.8 million, which resulted from an updated valuation of our purchase price allocation of net assets acquired in the Coffey acquisition.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $316.4 million and $304.4 million at April 2, 2017 and October 2, 2016, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $521.0 million and $529.2 million at April 2, 2017 and October 2, 2016, respectively, excluding $33.2 million of accumulated impairment.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our condensed consolidated balance sheets, were as follows:

	April 2, 2017			October 2, 2016
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.5	$892	$(879)	$881	$(840)
Client relations	2.9	111,643	(89,867)	112,367	(83,514)
Backlog	1.7	23,313	(11,659)	23,018	(7,536)
Technology and trade names	3.6	7,733	(3,863)	7,778	(3,192)
Total		$143,581	$(106,268)	$144,044	$(95,082)

Amortization expense for the three and six months ended April 2, 2017 was $5.9 million and $11.8 million, respectively, compared to $5.4 million and $9.8 million for the prior-year periods.  Estimated amortization expense for the remainder of fiscal 2017 and succeeding years is as follows:

Amount
(in thousands)

2017	$10,885
2018	14,390
2019	6,981
2020	2,759
2021	1,658
Beyond	640
Total	$37,313

5.                                      Property and Equipment

Property and equipment consisted of the following:

	April 2, 2017	October 2, 2016
	(in thousands)

Land and buildings	$3,683	$3,683
Equipment, furniture and fixtures	180,012	180,750
Leasehold improvements	29,928	30,261
Total property and equipment	213,623	214,694
Accumulated depreciation	(152,304)	(146,867)
Property and equipment, net	$61,319	$67,827

The depreciation expense related to property and equipment was $5.8 million and $11.0 million for the three and six months ended April 2, 2017, respectively, compared to $6.0 million and $11.3 million for the prior-year periods.

6.                                      Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  In the first half of 2017, we repurchased through open market purchases under this program a total of 473,627 shares at an average price of $42.23 for a total cost of $20.0 million.

On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 3, 2017 to stockholders of record as of the close of business on February 17, 2017.  Dividends totaling $10.3 million and $9.4 million were paid in the first half of fiscal 2017 and 2016, respectively.

Subsequent Event.  On May 1, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on June 2, 2017 to stockholders of record as of the close of business on May 18, 2017.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and six months ended April 2, 2017 was $3.4 million and $6.6 million, respectively, compared to $3.4 million and $6.1 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There were no material stock compensation awards in the second quarter of fiscal 2017.  In the six months ended April 2, 2017, we granted 183,163 stock options with an exercise price of $40.67 per share and an estimated weighted-average fair value of $12.35 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 99,180 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $48.36 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies over the vesting period.  Additionally, we awarded 219,241 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $40.80 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$26,862	$3,744	$53,424	26,983

Weighted-average common shares outstanding – basic	57,270	58,451	57,171	58,819
Effect of dilutive stock options and unvested restricted
stock	1,000	680	1,023	708
Weighted-average common stock outstanding – diluted	58,270	59,131	58,194	59,527

Earnings per share attributable to Tetra Tech:
Basic	$0.47	$0.06	$0.93	$0.46
Diluted	$0.46	$0.06	$0.92	$0.45

For the three and six months ended April 2, 2017, no options were excluded from the calculation of dilutive potential common shares for both periods, compared to 0.8 million and 0.5 million for the prior-year periods, respectively, because the assumed proceeds per share exceeded the average market price per share during the period.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first half of fiscal 2017 and 2016 were 30.4% and 38.2%, respectively.  During the first half of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet.  As a result, we recognized an income tax benefit of $0.9 million and $2.7 million in the second quarter and first half of fiscal 2017, respectively.  Also in the second quarter of fiscal 2017, the Internal Revenue Service (“IRS”) concluded their examination for fiscal years 2010 through 2013.  As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we will make a payment to the IRS of approximately $20 million in the third quarter of fiscal 2017 that represents the acceleration of a deferred tax liability.  In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination.

In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the U.S. Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and development tax credits (“R&D Credits”) retroactively to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rate for the first half of fiscal 2016 was 32.7%.

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of April 2, 2017, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, both positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the reversal pattern of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of projected cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended April 2, 2017, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we have concluded that it is not more likely than not that assets related to loss carry-forwards in certain foreign jurisdictions will be realized for which a valuation allowance of $23.4 million has been provided.

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

In the second quarter and first half of fiscal 2017, our Corporate segment operating losses reflect gains of $7.1 million related to changes in the estimated fair value of contingent earn-out liabilities in both periods, compared to losses of $1.8 million and $2.8 million, respectively, in the same periods last year.  Additionally, the Corporate segment operating losses in the second quarter and first half of fiscal 2016 include $15.9 million of acquisition and integration expenses (all in the second quarter) as described in Note 3.

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(in thousands)
Revenue
WEI	$268,931	$226,008	$556,067	$466,391
RME	418,878	403,949	814,900	719,666
RCM	(23)	10,753	8,209	31,579
Elimination of inter-segment revenue	(24,005)	(13,326)	(46,544)	(29,544)
Total revenue	$663,781	$627,384	$1,332,632	$1,188,092

Operating Income (Loss)
WEI	$22,284	$16,391	$47,263	$36,420
RME	29,607	27,477	56,341	52,920
RCM	(8,466)	(386)	(11,508)	(5,668)
Corporate (1)	(469)	(26,832)	(9,285)	(34,091)
Total operating income	$42,956	$16,650	$82,811	$49,581

Depreciation
WEI	$1,200	$1,203	$2,364	$2,371
RME	3,800	4,171	7,447	7,705
RCM	496	185	651	377
Corporate	268	409	553	818
Total depreciation	$5,764	$5,968	$11,015	$11,271

(1)             Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	April 2, 2017	October 2, 2016
	(in thousands)
Total Assets
WEI	$307,840	$308,438
RME	518,588	522,895
RCM	32,753	39,107
Corporate (1)	939,188	930,339
Total assets	$1,798,369	$1,800,779

(1)           Corporate assets consist of assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  WEI and RME generated revenue from all client sectors, while RCM generated revenue from the U.S. federal government and U.S. state and local client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
	(in thousands)
Client Sector
U.S. federal government (1)	$218,110	$178,015	$440,744	$343,037
International (2)	197,114	206,902	369,571	342,708
U.S. state and local government	83,181	68,086	166,676	139,802
U.S. commercial	165,376	174,381	355,641	362,545
Total	$663,781	$627,384	$1,332,632	$1,188,092

(1)             Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)             Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016).  The carrying value of our long-term debt approximated fair value at April 2, 2017 and October 2, 2016.  As of April 2, 2017, we had borrowings of $339.1 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, share repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility.  At April 2, 2017, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $0.1 million, all of which we expect to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

As of April 2, 2017, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$42,281	1.36%	May 2018
42,281	1.34%	May 2018
42,281	1.35%	May 2018
21,141	1.23%	May 2018
21,141	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments As Of
	Balance Sheet Location	April 2, 2017	October 2, 2016
		(in thousands)

Interest rate swap agreements	Other current liabilities	$116	$1,572

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first half of fiscal 2017 and the fiscal year ended October 2, 2016.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our foreign currency forward contracts and interest rate swap agreements.

13.                               Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended April 2, 2017 and March 27, 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at December 27, 2015	$(157,713)	$(832)	$(158,545)

Other comprehensive income (loss) before reclassifications	26,576	(144)	26,432
Reclassification adjustment of prior derivative settlement, net of tax	–	(453)	(453)
Net current-period other comprehensive income (loss)	26,576	(597)	25,979

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

Balances at January 1, 2017	$(143,026)	$(168)	$(143,194)

Other comprehensive income (loss) before reclassifications	9,323	689	10,012
Reclassification adjustment of prior derivative settlement, net of tax	–	(237)	(237)
Net current-period other comprehensive income	9,323	452	9,775

Balances at April 2, 2017	$(133,703)	$284	$(133,419)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income before reclassifications	10,092	1,527	11,619
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,014)	(1,014)
Net current-period other comprehensive income	10,092	513	10,605

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)

Other comprehensive income (loss) before reclassifications	(6,859)	2,027	(4,832)
Reclassification adjustment of prior derivative settlement, net of tax	–	(579)	(579)
Net current-period other comprehensive income (loss)	(6,859)	1,448	(5,411)

Balances at April 2, 2017	$(133,703)	$284	$(133,419)

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

15.                               Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital.  This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  During the first quarter of fiscal 2017, we adopted this guidance, and as a result, we recognized an income tax benefit of $0.9 million and $2.7 million in our condensed consolidated statement of income for the second quarter and first half of fiscal 2017, respectively.  We also reported $2.7 million as part of our cash flows from operating activities on our condensed consolidated statement of cash flows for the first half of fiscal 2017.

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

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash and in the statement of cash flows.  This guidance is effective for us in the second quarter of fiscal 2018, with early adoption permitted using a retrospective transition method.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.  Restricted cash was not material as of April 2, 2017.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  This guidance is effective for us in the first quarter of fiscal year 2019, and interim periods within those years, with early adoption permitted.  We adopted this guidance in the second quarter of fiscal 2017, and the adoption of this guidance had no impact on our condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit.  This guidance is effective for us in the first quarter of fiscal 2021, on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.

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

Our reputation for high-end consulting and engineering services and our ability to apply our skills to develop solutions for water and environmental management has supported our growth over 50 years since the founding of our predecessor company.  By combining ingenuity and practical experience, we have helped to advance solutions for managing water, protecting the environment, providing energy, and engineering the infrastructure for our cities and communities.  Today, we are working on projects worldwide, and currently have approximately 16,000 staff.

We derive income from fees for professional, technical, program management, construction and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide services to a diverse base of international, U.S. federal, U.S. state and local government, and U.S. commercial clients.

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Client Sector
U.S. federal government (1)	32.9%	28.4%	33.1%	28.9%
International (2)	29.7	33.0	27.7	28.8
U.S. state and local government	12.5	10.8	12.5	11.8
U.S. commercial	24.9	27.8	26.7	30.5
Total	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially completed by the end of 2017.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Reportable Segment
WEI	40.5%	36.0%	41.7%	39.2%
RME	63.1	64.4	61.1	60.6
RCM	0.0	1.7	0.6	2.7
Inter-segment elimination	(3.6)	(2.1)	(3.4)	(2.5)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016

Contract Type
Fixed-price	30.1%	25.2%	31.2%	28.8%
Time-and-materials	47.9	59.5	47.2	54.5
Cost-plus	22.0	15.3	21.6	16.7
	100.0%	100.0%	100.0%	100.0%

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

We view acquisitions as a key component in the execution of our growth strategy, and we intend to use cash, debt or equity, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest.  Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flow.  All acquisitions require the approval of our Board of Directors.

In the second quarter of fiscal 2017, we completed the acquisition of ELA, headquartered in Sydney, Australia.  ELA is a multi-disciplinary consulting firm that provides innovative, high-end environmental and ecological services, and is part of our RME segment.  ELA’s contributions to our second quarter fiscal 2017 revenue and operating income were immaterial.

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

For detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first half of fiscal 2017 and 2016.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In first half of fiscal 2017, our revenue increased 12.2% compared to the prior-year period.  Coffey and INDUS, which were acquired in the second quarter of fiscal 2016, together contributed revenue of $213.4 million in the first half of fiscal 2017 compared to $94.3 million in the first half of last year.  Excluding the contributions from these acquisitions, our revenue increased 2.3% in the first half of fiscal 2017 compared to the same period in fiscal 2016.  Our revenue also reflects a reduction in construction activities compared to the first six months of last year.  This reduction resulted from our decision to exit from select fixed-price construction markets, which are reported in our RCM segment.  Revenue from our ongoing business, excluding RCM, Coffey and INDUS, increased 4.6% in the first half of fiscal 2017 compared to the first six months of last year.

U.S. Federal Government.  Our U.S. federal government business increased 28.5% in the first half of fiscal 2017 compared to the same period in fiscal 2016.  Excluding the contributions from Coffey and INDUS, our U.S. federal government business increased 15.7% in the first half of fiscal 2017 compared to the first half of last year.  This growth primarily reflects increased international development and U.S. Department of Defense (“DoD”) activities.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We anticipate growth in U.S. federal government revenue in fiscal 2017.

International.  Our international business increased 7.8% in the first half of fiscal 2017 compared to the same period last year.  This growth was primarily due to Coffey, which contributed international revenue of $138.6 million in the first half of fiscal 2017 compared to $68.2 million in the first half of fiscal 2016.  Excluding this contribution, our international business decreased 15.8% in the first six months of fiscal 2017 compared to last year’s first half, which reflects the commodity-driven (primarily oil & gas) slow-down in economic activity in Canada.  We anticipate increased international revenue in fiscal 2017, including Coffey, although at a slower rate in the second half of the year.  However, if commodity prices remain low or decrease further, our international business could be negatively impacted.

U.S. State and Local Government.  Our U.S. state and local government business increased 19.2% in the first half of fiscal 2017 compared to the same period in fiscal 2016.  We experienced this increase despite the impact of the aforementioned reduction in certain construction activities, especially those related to state transportation projects in the RCM segment.  Excluding these activities, our U.S. state and local government revenue increased 24.5% in the first half of fiscal 2017 compared to the same period last year.  Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue.  We expect our U.S. state and local government business to show growth during fiscal 2017.

U.S. Commercial.  Our U.S. commercial business decreased 1.9% in the first half of fiscal 2017 compared to the same period in fiscal 2016.  This decrease primarily reflects reduced work for oil and gas clients, partially offset by increased environmental activities.  We expect our U.S. commercial revenue to be stable in fiscal 2017.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 2,	March 27,	Change		April 2,	March 27,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$663,781	$627,384	$36,397	5.8%	$1,332,632	$1,188,092	$144,540	12.2%
Subcontractor costs	(151,827)	(148,619)	(3,208)	(2.2)	(331,127)	(288,371)	(42,756)	(14.8)
Revenue, net of subcontractor costs (1)	511,954	478,765	33,189	6.9	1,001,505	899,721	101,784	11.3
Other costs of revenue	(430,952)	(403,976)	(26,976)	(6.7)	(839,141)	(751,772)	(87,369)	(11.6)
Selling, general and administrative expenses	(45,195)	(40,406)	(4,789)	(11.9)	(86,702)	(79,634)	(7,068)	(8.9)
Acquisition and integration expenses	–	(15,911)	15,911	NM	–	(15,911)	15,911	NM
Contingent consideration - fair value adjustments	7,149	(1,822)	8,971	NM	7,149	(2,823)	9,972	NM
Operating income	42,956	16,650	26,306	158.0	82,811	49,581	33,230	67.0
Interest expense	(3,099)	(4,251)	1,152	27.1	(6,007)	(5,911)	(96)	(1.6)
Income before income tax expense	39,857	12,399	27,458	221.5	76,804	43,670	33,134	75.9
Income tax expense	(12,990)	(8,661)	(4,329)	(50.0)	(23,348)	(16,692)	(6,656)	(39.9)
Net income including noncontrolling interests	26,867	3,738	23,129	618.8	53,456	26,978	26,478	98.1
Net (income) loss from noncontrolling interests	(5)	6	(11)	NM	(32)	5	(37)	NM
Net income attributable to Tetra Tech	$26,862	$3,744	$23,118	617.5	$53,424	$26,983	$26,441	98.0
Diluted earnings per share	$0.46	$0.06	$0.40	666.7	$0.92	$0.45	$0.47	104.4

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain purchase accounting-related adjustments.  Additionally, ongoing EPS for the first half of fiscal 2016 excludes the benefit of the retroactive extension of the R&D Credits.  The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 32.5% and 33.9% in the first six months of fiscal 2017 and 2016, respectively.  We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur.  Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our condensed consolidated statements of income.

	Three Months Ended				Six Months Ended
	April 2,	March 27,	Change		April 2,	March 27,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$663,781	$627,384	$36,397	5.8%	$1,332,632	$1,188,092	$144,540	12.2%
RCM	23	(10,753)	10,776	NM	(8,209)	(31,579)	23,370	NM
Ongoing revenue	$663,804	$616,631	$47,173	7.7	$1,324,423	$1,156,513	$167,910	14.5

Revenue, net of subcontractor costs	$511,954	$478,765	$33,189	6.9	$1,001,505	$899,721	$101,784	11.3
RCM	3,704	(2,975)	6,679	NM	1,909	(10,165)	12,074	NM
Ongoing revenue, net of subcontractors costs	$515,658	$475,790	$39,868	8.4	$1,003,414	$889,556	$113,858	12.8

Operating income	$42,956	$16,650	$26,306	158.0	$82,811	$49,581	$33,230	67.0
Acquisition and integration expenses	–	15,911	(15,911)	NM	–	15,911	(15,911)	NM
Contingent consideration – fair value adjustments	(7,149)	1,822	(8,971)	NM	(7,149)	2,823	(9,972)	NM
Subtotal	35,807	34,383	1,424	4.1	75,662	68,315	7,347	10.8
RCM	8,466	386	8,080	NM	11,508	5,668	5,840	NM
Ongoing operating income	$44,273	$34,769	$9,504	27.3	$87,170	$73,983	$13,187	17.8

EPS	$0.46	$0.06	$0.40	666.7%	$0.92	$0.45	$0.47	104.4%
Earn-out (gain) loss	(0.08)	0.02	(0.10)	NM	(0.08)	0.03	(0.11)	NM
RCM	0.10	–	0.10	NM	0.13	0.05	0.08	NM
Acquisition and integration expenses	–	0.26	(0.26)	NM	–	0.26	(0.26)	NM
Coffey debt prepayment	–	0.03	(0.03)	NM	–	0.03	(0.03)	NM
Retroactive R&D tax	–	–	–	NM	–	(0.03)	0.03	NM
Ongoing EPS	$0.48	$0.37	$0.11	29.7%	$0.97	$0.79	$0.18	22.8%

NM = not meaningful

In the second quarter of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $36.4 million, or 5.8%, and $33.2 million, or 6.9%, respectively, compared to the second quarter of last year.  In the first half of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $144.5 million, or 12.2%, and $101.8 million, or 11.3%, respectively, compared to the same period last year.  The year-over-year comparisons include the above-described reduction in certain construction activities.  Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $10.8 million and $6.7 million, respectively, in the second quarter of fiscal 2017 compared to the prior-year quarter.  On a year-to-date basis, this revenue and revenue, net of subcontractor costs, decreased $23.4 million and $12.1 million, respectively, compared to the first half of last year.

Our ongoing revenue and revenue, net of subcontractor costs, increased $47.2 million, or 7.7%, and $39.9 million, or 8.4%, respectively, in the second quarter of fiscal 2017 compared to last year’s second quarter.  These results reflect increased U.S. federal and U.S. state and local government activity in our U.S. operations.  Our U.S. federal government revenue and revenue, net of subcontractor costs, increased $42.7 million and $28.7 million, respectively, and our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $16.8 million and $10.3 million, respectively, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.  However, these increases were partially offset by a decline in our oil and gas activities in North America.

In the first half of fiscal 2017, our ongoing revenue and revenue, net of subcontractor costs, increased $167.9 million, or 14.5%, and $113.9 million, or 12.8%, compared to the same period last year.  These increases reflect the contributions from acquisitions completed in the second quarter of fiscal 2016. Together, these acquisitions contributed revenue of $213.4 million and revenue, net of subcontractor costs, of $154.4 million in the first half of fiscal 2017 compared to revenue of $94.3 million and revenue, net of subcontractor costs, of $71.0 million in the first six months of fiscal 2016.  Excluding these contributions, our ongoing revenue and revenue, net of subcontractor costs, increased 4.6% and 3.7%, respectively, in the first half of fiscal 2017 compared to the same period in fiscal 2016.  Similar to our second quarter year-over-year comparisons, our first half results reflect increased U.S. federal and U.S. state and local government activity in our U.S. operations.  However, also consistent with the quarterly comparisons, these increases were partially offset by a decline in our oil and gas activities in North America.

Our operating income increased $26.3 million and $33.2 million in the second quarter and first half of fiscal 2017, respectively, compared to the same periods in fiscal 2016.  The loss from exited construction activities in our RCM segment was $8.5 million and $11.5 million in the second quarter and first six months of fiscal 2017, respectively, compared to $0.4 million and $5.7 million, respectively, in the same periods last year.  Our RCM results are described below under “Remediation and Construction Management.”  Additionally, our operating income in the second quarter and first six months of fiscal 2016 was reduced by acquisition and integration expenses of $15.9 million related to the acquisition of Coffey.  For further detailed information regarding these charges, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements.”  Also, our second quarter and first half of fiscal 2017 operating income reflects gains of $7.1 million related to a change in the estimated fair value of contingent earn-out liabilities.  Conversely, our second quarter and first half of fiscal 2016 operating income reflects losses of $1.8 million and $2.8 million, respectively, related to changes in the estimated fair value of contingent earn-out liabilities.  These gains and losses are described below under “Fiscal 2017 and 2016 Earn-Out Adjustments.”  Excluding these non-operating items, ongoing operating income increased $9.5 million, or 27.3%, and $13.2 million, or 17.8%, in the second quarter and first half of fiscal 2017, respectively, compared to the same periods in fiscal 2016.

The increases in our ongoing operating income reflect improved results in both our WEI and RME segments.  WEI’s operating income increased $5.9 million and $10.8 million in the second quarter and first six months of fiscal 2017, respectively, compared to the same periods last year.  These results are described below under “Water, Environment and Infrastructure.”  RME’s operating income increased $2.1 million and $3.4 million in the second quarter and first six months of fiscal 2017, respectively, compared to the same periods last year.  These results are described below under “Resource Management and Energy.”  The increase in operating income in our WEI and RME segments was partially offset by higher intangible amortization, which increased by $0.5 million and $2.1 million in the second quarter and first half of fiscal 2017, respectively, compared to the same periods in fiscal 2016 due to the Coffey and INDUS acquisitions.

Interest expense, net was $3.1 million and $6.0 million in the second quarter and first half of fiscal 2017, respectively, compared to $4.3 million and $5.9 million in the same periods last year.  Interest expense in the second quarter of fiscal 2016 includes debt pre-payment fees of $1.9 million related to the Coffey acquisition.  Excluding this item, interest expense, net increased $0.7 million and $2.0 million in the second quarter and first six months of fiscal 2017, respectively, compared to the same periods last year.  These increases reflect additional borrowings to fund the Coffey acquisition.

The effective tax rates for the first half of fiscal 2017 and 2016 were 30.4% and 38.2%, respectively.  During the first half of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet.  As a result, we recognized an income tax benefit of $0.9 million and $2.7 million in the second quarter and first half of fiscal 2017, respectively.  Also in the second quarter of fiscal 2017, the Internal Revenue Service (“IRS”) concluded their examination for fiscal years 2010 through 2013.  As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we will make a payment to the IRS of approximately $20 million in the third quarter of fiscal 2017 that represents the acceleration of a deferred tax liability.  In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination.

In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the PATH Act of 2015 was signed into law.  This law permanently extended the federal R&D Credits retroactively to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rate for the first half of fiscal 2016 was 32.7%.

EPS was $0.46 and $0.92 in the second quarter and first half of fiscal 2017, respectively, compared to $0.06 and 0.45 in the prior year periods.  These increases reflect the acquisition and integration expenses and debt pre-payment fees that totaled $17.8 million ($16.5 million after-tax) in the second quarter of fiscal 2016.  These charges reduced EPS by $0.29 in the second quarter and first half of fiscal 2016.  The other non-operating items described above (RCM segment results and earn-out gains/losses) also adversely affected the year-over-year comparisons.  On the same basis as our ongoing operating income, EPS was $0.48 and $0.97 in the second quarter and first half of fiscal 2017, respectively, compared to $0.37 and $0.79 in the same periods last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended				Six Months Ended
	April 2,	March 27,	Change		April 2,	March 27,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$268,931	$226,008	$42,923	19.0%	$556,067	$466,391	$89,676	19.2%
Subcontractor costs	(68,268)	(59,590)	(8,678)	(14.6)	(154,410)	(120,552)	(33,858)	(28.1)
Revenue, net of subcontractor costs	$200,663	$166,418	$34,245	20.6	$401,657	$345,839	$55,818	16.1

Operating income	$22,284	$16,391	$5,893	36.0	$47,263	$36,420	$10,843	29.8

Revenue and revenue, net of subcontractor costs, increased $42.9 million, or 19.0%, and $34.2 million, or 20.6%, respectively, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.  For the first half of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $89.7 million, or 19.2%, and $55.8 million, or 16.1%, compared to the same period last year.  These increases primarily reflect broad-based revenue growth in our U.S. state and local government project-related infrastructure business.  Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $11.2 million and $11.7 million, respectively, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, and increased $30.0 million and $24.6 million, respectively, in the first half of fiscal 2017 compared to the same period last year.  Our U.S. commercial business, primarily related to environmental activities, also grew compared to last year.  Our U.S. commercial revenue and revenue, net of subcontractor costs, increased $20.2 million and $6.5 million, respectively, in the second quarter of fiscal 2017 compared to the prior-year second quarter, and increased $29.9 million and $6.8 million in the first six months of fiscal 2017 compared to the same period last year.  Our U.S. federal business also improved compared to the second quarter and first half of last year, primarily due to an increase in work for the U.S. DoD.

Operating income increased $5.9 million in the second quarter of fiscal 2017 compared to the same period last year, reflecting the higher revenue.  In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 11.1% in the second quarter of fiscal 2017 from 9.8% in the same period last year.  This improved profitability primarily reflects improved project performance.  This trend is also reflected in our year-to-date results as our operating margin improved to 11.8% in the first half of fiscal 2017 compared to 10.5% in the first half of fiscal 2016.

Resource Management and Energy

	Three Months Ended				Six Months Ended
	April 2,	March 27,	Change		April 2,	March 27,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$418,878	$403,949	$14,929	3.7%	$814,900	$719,666	$95,234	13.2%
Subcontractor costs	(103,883)	(94,577)	(9,306)	(9.8)	(213,143)	(175,949)	(37,194)	(21.1)
Revenue, net of subcontractor costs	$314,995	$309,372	$5,623	1.8	$601,757	$543,717	$58,040	10.7

Operating income	$29,607	$27,477	$2,130	7.8	$56,341	$52,920	$3,421	6.5

Revenue and revenue, net of subcontractor costs, increased $14.9 million and $5.6 million, respectively, in the second quarter of fiscal 2017 compared to the year-ago quarter.  For the first six months of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $95.2 million and $58.0 million, respectively, compared to the first half of fiscal 2016.  The year-to-date increases are primarily due to Coffey contributions of $201.2 million of revenue and $144.9 million of revenue, net of subcontractor costs, in the first half of fiscal 2017, compared to $94.3 million and $71.0 million, respectively, in first half of last year.  Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses.  Excluding the Coffey contribution, our revenue and revenue, net of subcontractor costs, decreased $11.6 million and $15.8 million, respectively, in the first half of fiscal 2017 compared to the same period last year.  These decreases reflect the reduction in oil and gas activity in the U.S. and Canada.

Operating income increased $2.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.  This increase reflects increased operating income from both our international development and environmental businesses that was partially offset by lower profits from oil and gas related services.  For the first half of fiscal 2017, operating income increased $3.4 million.  This increase also reflects the contribution from acquisitions in the first quarter of fiscal 2017 with no comparable activity in the prior-year first quarter.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	April 2,	March 27,	Change		April 2,	March 27,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$(23)	$10,753	$(10,776)	(100.2)%	$8,209	$31,579	$(23,370)	(74.0)%
Subcontractor costs	(3,681)	(7,778)	4,097	52.7	(10,118)	(21,414)	11,296	52.8
Revenue, net of subcontractor costs	$(3,704)	$2,975	$(6,679)	(224.5)	$(1,909)	$10,165	$(12,074)	(118.8)

Operating loss	$(8,466)	$(386)	$(8,080)	(2093.3)	$(11,508)	$(5,668)	$(5,840)	(103.0)

Revenue and revenue, net of subcontractor costs, decreased $10.8 million and $6.7 million, respectively, in the second quarter of fiscal 2017, and decreased $23.4 million and $12.1 million, respectively, in the first half of fiscal 2017, compared to the year-ago periods.  These decreases primarily resulted from our decision to wind-down the RCM construction activities.  In addition, in the second quarter of fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.5 million and a related loss in operating income of $3.2 million.  In the second quarter and first half of fiscal 2017, we also recognized unfavorable operating income adjustments of $4.0 million and $5.7 million, respectively, related to our updated estimate of the costs to complete fixed-price construction projects.  The remaining losses in the second quarter and first half of fiscal 2017 primarily reflect legal costs related to outstanding claims.  The operating loss in the first half of fiscal 2016 includes $7.9 million of losses (all in the first quarter) related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the second quarter of 2017 was $14.4 million.  The related work to be performed will be substantially completed in calendar 2017.

Fiscal 2017 and 2016 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  During the first half of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities and reported related gains in operating income totaling $7.1 million.  The fiscal 2017 gains resulted from updated valuations of the contingent consideration liabilities for INDUS, which is part of our WEI segment, and CEG, which is part of our RME segment.

INDUS’ actual financial performance in the first earn-out period was profitable, but below our original expectations at the acquisition date. As a result, in the second quarter of fiscal 2017, we evaluated our estimate of INDUS’ contingent consideration liability for both earn-out periods.  This assessment included a review of INDUS’ financial results in the first earn-out period, the status of ongoing projects in INDUS’ backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that INDUS’ operating income in both the first and second earn-out periods would be lower than the minimum requirements of $3.2 million and $3.6 million, respectively, to earn any contingent consideration.  Accordingly, in the second quarter of fiscal 2017, we reduced INDUS’ contingent earn-out liability to $0, which resulted in a gain of $5.0 million.

In the second quarter of fiscal 2016, we recorded an increase in our contingent earn-out liabilities and related losses in operating income of $1.8 million, which reflected our updated valuation of the contingent consideration liability for CEG.  This valuation included our updated projection of CEG’s financial performance during the earn-out period, which exceeded our original estimate at the acquisition date.  The first earn-out payment of $2.3 million was made in the fourth quarter of fiscal 2016, at which time a $3.9 million contingent consideration liability remained for the last two years of CEG’s earn-out period.

During the second quarter of fiscal 2017, we evaluated our estimate of CEG’s contingent consideration liability for the remaining two earn-out periods.  This assessment included a review of CEG’s financial results to-date in the second earn-out period, the status of ongoing projects in CEG’s backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that CEG’s financial results in both the second and third earn-out periods will be profitable, but at lower level than our previous estimates.  Accordingly, in the second quarter of fiscal 2017, we reduced the CEG contingent earn-out liability, which resulted in a gain of $2.1 million.

In the first quarter of fiscal 2016, we recognized a $1.0 million loss, which represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.

At April 2, 2017, there was a total maximum of $12.2 million of outstanding contingent consideration related to acquisitions.  Of this amount, $3.4 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 2, 2017 to stockholders of record as of the close of business on February 17, 2017.

Subsequent Event.  On May 1, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on June 2, 2017 to stockholders of record as of the close of business on May 18, 2017.

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

Cash and Cash Equivalents.  As of April 2, 2017, cash and cash equivalents were $171.3 million, an increase of $10.9 million compared to the fiscal 2016 year-end.  The increase was due to cash provided by operating activities and net proceeds from the issuance of common stock, partially offset by cash used in share repurchases, capital expenditures and dividends.

Operating Activities.  For the first half of 2017, net cash provided by operating activities was $50.4 million, an increase of $20.1 million compared to the prior-year period.  The increase was due primarily to increased net income, and the timing of payments to our vendors and employees.

Investing Activities.  For the first half of 2017, net cash used in investing activities was $11.6 million, a decrease of $78.7 million compared to the prior-year period, due to acquisitions of Coffey and INDUS in the first half of fiscal 2016.

Financing Activities.  For the first half of 2017, net cash used in financing activities was $26.9 million, compared to net cash provided by financing activities of $37.4 million in the prior-year period, a decrease of $64.3 million.  The decrease was primarily due to the reduction in net borrowings of $97.5 million, primarily due to the Coffey acquisition last year.  This decrease was partially offset by the reduction in stock purchases of $30.0 million in the first half of fiscal 2017, compared to the prior-year period.

Debt Financing.  On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility that matured in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the “Credit Agreement”) that extended the maturity date for these facilities to May 2020.  The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, make permitted acquisitions, and pay cash dividends and distributions.  The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings.  The interest rate provisions of the Term Loan Facility and the Revolving Credit Facility did not materially change.

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

As of April 2, 2017, we had $339.1 million in outstanding borrowings under the Credit Agreement, which was comprised of $169.1 million under the Term Loan Facility and $170 million under the Revolving Credit Facility at a weighted-average interest rate of 2.32% per annum.  In addition, we had $0.9 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at April 2, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 12, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.65%.  At April 2, 2017, we had $289 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $19.5 million, of which $4.0 million was issued in currencies other than the U.S. dollar.

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

At April 2, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 1.64x and a consolidated fixed charge coverage ratio of 2.68x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility.  This facility was amended in March 2016 to extend the term to April 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors.  The facility was amended again to provide for a secured AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees.  This facility expired on April 5, 2017, and prior to its expiration, a new facility was entered into with a new bank to provide for an AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees.  At April 2, 2017, the amounts outstanding under these facilities consisted of outstanding borrowings of $3.1 million, and bank guarantees of $3.9 million.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2017:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 7, 2016	$0.09	December 1, 2016	$5,144	December 14, 2016
January 30, 2017	$0.09	February 17, 2017	$5,157	March 3, 2017
May 1, 2017	$0.10	May 18, 2017	N/A	June 2, 2017

Income Taxes

We review the realizability of deferred tax assets on a quarterly basis by assessing the need for a valuation allowance.  As of April 2, 2017, we performed our assessment of net deferred tax assets.  Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets.  Applying the applicable accounting guidance requires an assessment of all available evidence, positive and negative, regarding the realizability of the net deferred tax assets.  Based upon recent results, we concluded that a cumulative loss in recent years exists in certain states and foreign jurisdictions.  We have historically relied on the following factors in our assessment of the realizability of our net deferred tax assets:

•                  taxable income in prior carryback years as permitted under the tax law;

•                  future reversals of existing taxable temporary differences;

•                  consideration of available tax planning strategies and actions that could be implemented, if necessary; and

•                  estimates of future taxable income from our operations.

We considered these factors in our estimate of the timing and amount of the reversal of deferred tax assets, using assumptions that we believe are reasonable and consistent with operating results.  However, as a result of cumulative pre-tax losses in certain foreign jurisdictions for the 36 months ended April 2, 2017, we concluded that our estimates of future taxable income and certain tax planning strategies did not constitute sufficient positive evidence to assert that it is more likely than not that certain deferred tax assets would be realizable before expiration.  Based on our assessment, we concluded that it is not more likely than not that the assets related to loss carry-forwards in certain foreign jurisdictions will be realized for which a valuation allowance of $23.4 million has been provided.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs.  We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At April 2, 2017, we had $0.9 million in standby letters of credit outstanding under our Credit Agreement, $19.5 million in standby letters of credit outstanding under our additional letter of credit facilities and $3.9 million of bank guarantees under the existing Coffey facility.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At April 2, 2017, we had borrowings outstanding under the Credit Agreement of $339.1 million at a weighted-average interest rate of 2.32% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at April 2, 2017, was 2.65%.  For more information, see Note 12, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the first half of fiscal 2017 and the prior-year quarter.  Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies.  For the first half of 2017 and 2016, 27.7% and 28.8% of our consolidated revenue, respectively, was generated by our international business.  For the first half of fiscal 2017, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was a reduction to equity of $6.9 million compared to an increase in equity of $10.1 million in the first half of fiscal 2016.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 2, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  As previously reported, we acquired Coffey and INDUS on January 18, 2016 and March 11, 2016, respectively.  In our Annual Report on Form 10-K for the year ended October 2, 2016, we excluded Coffey and INDUS from our assessment of internal control over financial reporting.  We are in the process of documenting and testing Coffey’s and INDUS’ internal control over financial reporting, and will incorporate Coffey and INDUS into our assessment of internal control over financial reporting as of October 1, 2017.  We have extended our oversight and monitoring processes that support internal control over financial reporting to include Coffey’s and INDUS’ operations.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the second quarter of fiscal 2017, we generated 29.7% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

In the second quarter of 2017, we generated 45.4% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding.  Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs.  Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget.  The sequestration began on March 1, 2013.  Although the Bipartisan Budget Act of 2013 provided some sequester relief through the end of fiscal year 2015, the sequestration requires reduced U.S. federal government spending through fiscal year 2021.  A significant reduction in federal government spending, the absence of a bipartisan agreement on the federal government budget, or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, result in the closure of federal facilities and significant personnel reductions, and have a material and adverse impact on our business, financial condition, results of operations and cash flows.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of April 2, 2017, our goodwill was $721.8 million and other intangible assets were $37.3 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.  We had no goodwill impairment in the first half of fiscal 2017 or in fiscal 2016.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at April 2, 2017 included approximately $48 million related to such claims.

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

Our backlog at April 2, 2017 was $2.5 billion, an increase of $118.0 million, or 5.0%, compared to the end of fiscal 2016.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of October 2, 2016, we repurchased through open market purchases a total of 7.4 million shares at an average price of $26.91, for a total cost of $200 million under this new repurchase program.  On November 7, 2016, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock.  As of April 2, 2017, we repurchased through open market purchases a total of 473,627 shares at an average price of $42.23 for a total cost of $20.0 million under this repurchase program.  These shares were repurchased during the period from October 3, 2016 through April 2, 2017.  A summary of the repurchase activity for the six months ended April 2, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

October 3, 2016 – October 30, 2016	–	$–	–	$200,000,000
October 31, 2016 – November 27, 2016	71,979	41.87	71,979	196,986,433
November 28, 2016 – January 1, 2017	160,686	43.48	160,686	190,000,264
January 2, 2017 – January 29, 2017	72,263	42.57	72,263	186,924,265
January 30, 2017 – February 26, 2017	77,406	41.88	77,406	183,682,867
February 27, 2017 – April 2, 2017	91,293	40.34	91,293	180,000,269

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended April 2, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2017	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)