Form 10-Q
period 2017-07-02
TETRA TECH INC
filed 2017-08-04
CIK 831641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Yes  ☐   No  ☒

As of July 27, 2017, 56,551,468 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except par value)

ASSETS	July 2, 2017	October 2, 2016
Current assets:
Cash and cash equivalents	$138,772	$160,459
Accounts receivable – net	731,291	714,336
Prepaid expenses and other current assets	56,920	46,262
Income taxes receivable	35,294	14,371
Total current assets	962,277	935,428

Property and equipment – net	59,423	67,827
Investments in and advances to unconsolidated joint ventures	2,852	2,064
Goodwill	729,338	717,988
Intangible assets – net	31,795	48,962
Deferred income taxes	2,238	630
Other long-term assets	31,801	27,880

Total assets	$1,819,724	$1,800,779

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$156,556	$158,773
Accrued compensation	116,606	129,184
Billings in excess of costs on uncompleted contracts	125,603	88,223
Current portion of long-term debt	15,543	15,510
Current contingent earn-out liabilities	2,649	4,296
Other current liabilities	72,054	85,100
Total current liabilities	489,011	481,086

Deferred income taxes	53,671	60,348
Long-term debt	310,270	331,501
Long-term contingent earn-out liabilities	807	4,461
Other long-term liabilities	50,931	53,980

Commitments and contingencies (Note 14)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at July 2, 2017 and October 2, 2016	–	–
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 56,762 and 57,042 shares at July 2, 2017 and October 2, 2016, respectively	568	570
Additional paid-in capital	229,803	260,340
Accumulated other comprehensive loss	(119,232)	(128,008)
Retained earnings	803,725	736,357
Tetra Tech stockholders’ equity	914,864	869,259
Noncontrolling interests	170	144
Total equity	915,034	869,403

Total liabilities and equity	$1,819,724	$1,800,779

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Revenue	$685,539	$666,869	$2,018,171	$1,854,961
Subcontractor costs	(187,061)	(168,235)	(518,188)	(456,606)
Other costs of revenue	(408,228)	(413,551)	(1,247,369)	(1,165,323)
Gross profit	90,250	85,083	252,614	233,032
Selling, general and administrative expenses	(44,366)	(44,993)	(131,068)	(124,626)
Acquisition and integration expenses	–	(1,005)	–	(16,916)
Contingent consideration – fair value adjustments	–	–	7,149	(2,823)
Operating income	45,884	39,085	128,695	88,667

Interest expense, net	(2,795)	(2,590)	(8,802)	(8,501)
Income before income tax expense	43,089	36,495	119,893	80,166

Income tax expense	(13,114)	(10,805)	(36,462)	(27,497)

Net income including noncontrolling interests	29,975	25,690	83,431	52,669

Net loss (income) from noncontrolling interests	8	4	(24)	9

Net income attributable to Tetra Tech	$29,983	$25,694	$83,407	$52,678

Earnings per share attributable to Tetra Tech:
Basic	$0.52	$0.44	$1.46	$0.90
Diluted	$0.52	$0.44	$1.44	$0.89

Weighted-average common shares outstanding:
Basic	57,184	57,796	57,108	58,483
Diluted	58,161	58,616	58,116	59,228

Cash dividends paid per share	$0.10	$0.09	$0.28	$0.25

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Net income including noncontrolling interests	$29,975	$25,690	$83,431	$52,669

Foreign currency translation adjustments	14,050	9,044	7,379	19,149
Gain (loss) on cash flow hedge valuations	138	(524)	1,586	(11)
Other comprehensive income, net of tax	14,188	8,520	8,965	19,138

Comprehensive income including noncontrolling interests	44,163	34,210	92,396	71,807

Net loss (income) attributable to noncontrolling interests	8	4	(24)	9
Foreign currency translation adjustments, net of tax	(1)	8	(189)	(5)
Comprehensive income (loss) attributable to noncontrolling interests	7	12	(213)	4

Comprehensive income attributable to Tetra Tech	$44,170	$34,222	$92,183	$71,811

See Notes to Condensed Consolidated Financial Statements.

Tetra Tech, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended
	July 2, 2017	June 26, 2016
Cash flows from operating activities:

Net income including noncontrolling interests	$83,431	$52,669

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34,377	33,835
Equity in income of unconsolidated joint ventures	(3,504)	(1,557)
Distributions of earnings from unconsolidated joint ventures	2,747	2,305
Stock-based compensation	10,037	9,299
Excess tax benefits from stock-based compensation	–	(576)
Deferred income taxes	27,886	7,313
Provision for doubtful accounts	(1,891)	9,488
Fair value adjustments to contingent consideration	(7,149)	2,823
Gain on disposal of property and equipment	(369)	(777)
Lease termination costs and related asset impairment	–	2,946

Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(9,485)	19,107
Prepaid expenses and other assets	(14,806)	(4,791)
Accounts payable	(2,484)	(2,566)
Accrued compensation	(13,390)	(2,035)
Billings in excess of costs on uncompleted contracts	36,401	(8,370)
Other liabilities	(5,523)	(14,976)
Income taxes receivable/payable	(64,705)	(14,335)
Net cash provided by operating activities	71,573	89,802

Cash flows from investing activities:
Capital expenditures	(7,018)	(10,107)
Payments for business acquisitions, net of cash acquired	(8,039)	(81,256)
Changes in restricted cash	–	(3,384)
Proceeds from sale of property and equipment	507	3,291
Investments in unconsolidated joint ventures	–	(768)
Net cash used in investing activities	(14,550)	(92,224)

Cash flows from financing activities:
Payments on long-term debt	(220,845)	(102,213)
Proceeds from borrowings	199,574	200,000
Payments of earn-out liabilities	–	(1,001)
Debt pre-payment costs	–	(1,935)
Excess tax benefits from stock-based compensation	–	576
Repurchases of common stock	(60,000)	(75,000)
Dividends paid	(16,039)	(14,578)
Net proceeds from issuance of common stock	17,992	12,679
Net cash (used in) provided by financing activities	(79,318)	18,528

Effect of foreign exchange rate changes on cash	608	2,486

Net (decrease) increase in cash and cash equivalents	(21,687)	18,592
Cash and cash equivalents at beginning of period	160,459	135,326
Cash and cash equivalents at end of period	$138,772	$153,918

Supplemental information:
Cash paid during the period for:
Interest	$8,770	$9,089
Income taxes, net of refunds received of $1.6 million and $3.0 million	$70,146	$29,405

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

2.             Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	July 2, 2017	October 2, 2016
	(in thousands)

Billed	$350,905	$364,287
Unbilled	373,292	356,147
Contract retentions	38,488	29,135
Total accounts receivable – gross	762,685	749,569

Allowance for doubtful accounts	(31,394)	(35,233)
Total accounts receivable – net	$731,291	$714,336

Billings in excess of costs on uncompleted contracts	$125,603	$88,223

Billed accounts receivable represent amounts billed to clients that have not been collected.  Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date.  Except for amounts related to claims as discussed below, most of our unbilled receivables at July 2, 2017 are expected to be billed and collected within 12 months.  Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years.  The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future.  We determine an estimated allowance for uncollectible accounts based on management’s consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client’s ability to pay.  Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized.  The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.

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

Total accounts receivable at July 2, 2017 and October 2, 2016 included approximately $49 million and $45 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination.  We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated.  As a result of this assessment, in the third quarter and first nine months of fiscal 2017, we recognized a reduction of revenue of $0.4 million and $4.9 million, respectively, and  related losses in operating income of $0.4 million and $3.6 million, respectively, in our Remediation and Construction Management (“RCM”) segment.  In the first nine months of fiscal 2016 (all in the first quarter), we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM segment.

Billed accounts receivable related to U.S. federal government contracts were $51.4 million and $47.4 million at July 2, 2017 and October 2, 2016, respectively.  U.S. federal government unbilled receivables were $95.7 million and $92.2 million at July 2, 2017 and October 2, 2016, respectively.  Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at July 2, 2017 and October 2, 2016.

We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made.  As a result, we recognized immaterial operating income adjustments during the third quarter of fiscal 2017, and net unfavorable operating income adjustments of $8.0 million ($2.3 million in the Resource Management and Energy (“RME”) segment and $5.7 million in the RCM segment) during the first nine months of fiscal 2017.  We recognized net unfavorable operating income adjustments during both the third quarter and first nine months of fiscal 2016 of $2.3 million (all in the RCM segment).  Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.  As of July 2, 2017 and October 2, 2016, our balance sheets included liabilities for anticipated losses of $8.7 million and $6.7 million, respectively.  The estimated cost to complete the related contracts as of July 2, 2017 was $10.7 million.

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

In the second quarter of fiscal 2016, we acquired control of Coffey International Limited (“Coffey”), headquartered in Sydney, Australia. Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience. Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.  The fair value of the purchase price for Coffey was $76.1 million, in addition to $65.1 million of assumed debt, which consisted of secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million.  All of this debt was paid in full from other borrowings in the second quarter of fiscal 2016 subsequent to the acquisition.

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

	Pro-Forma
	Nine Months Ended
	July 2, 2017	June 26, 2016
	(in thousands, except per share data)

Revenue	$2,018,171	$1,986,149
Operating income	128,695	102,855
Net income attributable to Tetra Tech	83,407	65,923

Earnings per share attributable to Tetra Tech
Basic	$1.46	$1.12
Diluted	$1.44	$1.11

Acquisition and integration expenses in the accompanying condensed consolidated statements of income are comprised of the following:

	Three Months Ended June 26, 2016	Nine Months Ended June 26, 2016
	(in thousands)

Severance including change in control payments	$1,005	$8,285
Professional services	–	5,685
Real estate-related	–	2,946
Total	$1,005	$16,916

All of the $16.9 million in acquisition and integration expenses were paid in fiscal 2016.  These expenses were included in our Corporate reportable segment, as presented in Note 10.  In addition, in the second quarter of fiscal 2016, we repaid Coffey’s bank loans and corporate bonds in full, including $1.9 million in pre-payment charges that are included in interest expense.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.  During the first nine months of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities and reported related gains in operating income totaling $7.1 million.  These gains resulted from updated valuations of the contingent consideration liabilities for INDUS and Cornerstone Environmental Group (“CEG”).

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

During the second quarter of fiscal 2017, when we determined that INDUS’ and CEG’s operating income would be lower than our previous estimates, including our original estimates at the acquisition dates, we also evaluated the related goodwill for potential impairment.  In each case, we determined that the related reporting units’ long-term performance was not materially impacted and there was no resulting goodwill impairment.

During the first nine months of fiscal 2016 (all in the first quarter), we also recognized a $1.0 million loss, which represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.

At July 2, 2017, there was a total potential maximum of $12.2 million of outstanding contingent consideration related to acquisitions.  Of this amount, $3.5 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

4.             Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)

Balance at October 2, 2016	$221,953	$496,035	$717,988
Goodwill additions	–	7,055	7,055
Goodwill adjustments	13,509	(12,804)	705
Foreign exchange impact	1,542	2,048	3,590
Balance at July 2, 2017	$237,004	$492,334	$729,338

The goodwill addition of $7.1 million resulted from our acquisition of ELA.  In the first quarter of fiscal 2017, we completed our purchase price allocations for Coffey and INDUS and recorded a net goodwill adjustment of $0.7 million, which resulted from an updated valuation of our purchase price allocation of net assets acquired in the Coffey acquisition.  Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency.  The gross amounts of goodwill for WEI were $319.4 million and $304.4 million at July 2, 2017 and October 2, 2016, respectively, excluding $82.4 million of accumulated impairment.  The gross amounts of goodwill for RME were $525.5 million and $529.2 million at July 2, 2017 and October 2, 2016, respectively, excluding $33.2 million of accumulated impairment.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our condensed consolidated balance sheets, were as follows:

	July 2, 2017			October 2, 2016
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)

Non-compete agreements	0.3	$484	$(477)	$881	$(840)
Client relations	2.8	88,940	(70,572)	112,367	(83,514)
Backlog	1.5	21,252	(11,377)	23,018	(7,536)
Technology and trade names	3.4	6,560	(3,015)	7,778	(3,192)
Total		$117,236	$(85,441)	$144,044	$(95,082)

Amortization expense for the three and nine months ended July 2, 2017 was $5.6 million and $17.4 million, respectively, compared to $6.3 million and $16.1 million for the prior-year periods.  The gross amount and accumulated amortization for acquired identifiable assets decreased due to the full amortization of assets in fiscal 2017.  Estimated amortization expense for the remainder of fiscal 2017 and succeeding years is as follows:

Amount
(in thousands)

2017	$5,280
2018	14,453
2019	6,997
2020	2,765
2021	1,660
Beyond	640
Total	$31,795

5.                                      Property and Equipment

Property and equipment consisted of the following:

	July 2, 2017	October 2, 2016
	(in thousands)

Land and buildings	$3,683	$3,683
Equipment, furniture and fixtures	183,772	180,750
Leasehold improvements	29,778	30,261
Total property and equipment	217,233	214,694
Accumulated depreciation	(157,810)	(146,867)
Property and equipment, net	$59,423	$67,827

The depreciation expense related to property and equipment was $5.3 million and $16.4 million for the three and nine months ended July 2, 2017, respectively, compared to $5.9 million and $17.2 million for the prior-year periods.

6.                                      Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  In the first nine months of fiscal 2017, we repurchased through open market purchases under this program a total of 1,352,999 shares at an average price of $44.35 for a total cost of $60.0 million.

On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 3, 2017 to stockholders of record as of the close of business on February 17, 2017.  On May 1, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on June 2, 2017 to stockholders of record as of the close of business on May 18, 2017.  Dividends totaling $16.0 million and $14.6 million were paid in the first nine months of fiscal 2017 and 2016, respectively.

Subsequent Event.  On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on September 1, 2017 to stockholders of record as of the close of business on August 17, 2017.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests.  Stock-based compensation expense for the three and nine months ended July 2, 2017 was $3.4 million and $10.0 million, respectively, compared to $3.2 million and $9.3 million for the same periods last year.  The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our condensed consolidated statements of income.  There were no material stock compensation awards in the third quarter of fiscal 2017.  In the nine months ended July 2, 2017, we granted 183,163 stock options with an exercise price of $40.67 per share and an estimated weighted-average fair value of $12.35 per share to our non-employee directors and executive officers.  The executive officer options vest over a four-year period, and the non-employee director options vest after one year.  In addition, we awarded 99,180 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $48.36 per share on the award date.  All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period.  The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies over the vesting period.  Additionally, we awarded 220,241 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $40.82 per share on the award date.  All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands, except per share data)

Net income attributable to Tetra Tech	$29,983	$25,694	$83,407	$52,678

Weighted-average common shares outstanding – basic	57,184	57,796	57,108	58,483
Effect of dilutive stock options and unvested restricted stock	977	820	1,008	745
Weighted-average common stock outstanding – diluted	58,161	58,616	58,116	59,228

Earnings per share attributable to Tetra Tech:
Basic	$0.52	$0.44	$1.46	$0.90
Diluted	$0.52	$0.44	$1.44	$0.89

For the three and nine months ended July 2, 2017, no options were excluded from the calculation of dilutive potential common shares for both periods, compared to 0.1 million and 0.3 million for the prior-year periods, respectively, because the assumed proceeds per share exceeded the average market price per share during the periods.  Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

The effective tax rates for the first nine months of fiscal 2017 and 2016 were 30.4% and 34.3%, respectively.  During the first nine months of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet.  As a result, we recognized income tax benefits of $2.1 million and $4.8 million in the third quarter and first nine months of fiscal 2017, respectively.  Also in the second quarter of fiscal 2017, the Internal Revenue Service (“IRS”) concluded their examination for fiscal years 2010 through 2013 and we recognized a related $1.2 million tax benefit in the second quarter of fiscal 2017.  Also, as a result of prior-year tax examinations we made payments to tax authorities totaling approximately $23 million in the third quarter of fiscal 2017.

In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the U.S. Protecting Americans from Tax Hikes (“PATH”) Act of 2015 was signed into law.  This law permanently extended the federal research and development tax credits (“R&D Credits”) retroactively to January 1, 2015.  Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rate for the first nine months of fiscal 2016 was 32.7%.

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of July 2, 2017 and October 2, 2016, the liability for income taxes associated with uncertain tax positions was $5.9 million and $13.3 million, respectively.  The net decrease in the liability during fiscal 2017 was primarily attributable to activity related to examinations conducted by various taxing authorities.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months.  These changes would be the result of ongoing examinations.

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

In the first nine months of fiscal 2017, our Corporate segment operating losses include gains of $7.1 million related to changes in the estimated fair value of contingent earn-out liabilities, compared to losses of $2.8 million in the same periods last year. Additionally, the Corporate segment operating losses in the third quarter and first nine months of fiscal 2016 include $1.0 million and $16.9 million of acquisition and integration expenses, respectively, as described in Note 3.

The following tables set forth summarized financial information regarding our reportable segments:

Reportable Segments

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands)
Revenue
WEI	$279,621	$264,729	$835,687	$731,120
RME	417,452	414,872	1,232,352	1,134,538
RCM	4,192	5,202	12,401	36,781
Elimination of inter-segment revenue	(15,726)	(17,934)	(62,269)	(47,478)
Total revenue	$685,539	$666,869	$2,018,171	$1,854,961

Operating Income (Loss)
WEI	$28,821	$25,206	$76,084	$61,627
RME	27,308	26,882	83,648	79,802
RCM	(1,251)	(4,023)	(12,759)	(9,691)
Corporate (1)	(8,994)	(8,980)	(18,278)	(43,071)
Total operating income	$45,884	$39,085	$128,695	$88,667

Depreciation
WEI	$1,151	$1,223	$3,515	$3,594
RME	3,823	4,113	11,270	11,818
RCM	124	183	775	560
Corporate	247	393	800	1,211
Total depreciation	$5,345	$5,912	$16,360	$17,183

(1)     Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	July 2, 2017	October 2, 2016
	(in thousands)
Total Assets
WEI	$315,189	$308,438
RME	541,885	522,895
RCM	34,869	39,107
Corporate (1)	927,781	930,339
Total assets	$1,819,724	$1,800,779

(1) Corporate assets consist of assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue.  In the three and nine month periods ended July 2, 2017, WEI and RME generated revenue from all client sectors, while RCM generated revenue from the U.S. federal government and U.S. state and local client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016
	(in thousands)
Client Sector
U.S. federal government (1)	$224,343	$203,663	$665,086	$546,700
International (2)	178,415	194,616	547,986	537,324
U.S. state and local government	83,716	74,501	250,392	214,302
U.S. commercial	199,065	194,089	554,707	556,635
Total	$685,539	$666,869	$2,018,171	$1,854,961

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016).  The carrying value of our long-term debt approximated fair value at July 2, 2017 and October 2, 2016.  As of July 2, 2017, we had borrowings of $325.3 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, capital expenditures and contingent earn-outs.

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

We recognize derivative instruments as either assets or liabilities on our condensed consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our condensed consolidated balance sheets as accumulated other comprehensive income (loss), and in our condensed consolidated statements of income for those derivatives designated as fair value hedges.

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility.  In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility.  At July 2, 2017, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was immaterial and is expected to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

As of July 2, 2017, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date

$41,320	1.36%	May 2018
41,320	1.34%	May 2018
41,320	1.35%	May 2018
20,660	1.23%	May 2018
20,660	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	July 2, 2017	October 2, 2016
		(in thousands)

Interest rate swap agreements	Other current assets (liabilities)	$25	$(1,572)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first nine months of fiscal 2017 and the fiscal year ended October 2, 2016.  Additionally, there were no ineffective portions of derivative instruments.  Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

13.                               Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and nine months ended July 2, 2017 and June 26, 2016 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at March 27, 2016	$(131,137)	$(1,429)	$(132,566)

Other comprehensive income (loss) before reclassifications	9,052	(104)	8,948
Reclassification adjustment of prior derivative settlement, net of tax	–	(420)	(420)
Net current-period other comprehensive income (loss)	9,052	(524)	8,528

Balances at June 26, 2016	$(122,085)	$(1,953)	$(124,038)

Balances at April 2, 2017	$(133,703)	$284	$(133,419)

Other comprehensive income before reclassifications	14,049	272	14,321
Reclassification adjustment of prior derivative settlement, net of tax	–	(134)	(134)
Net current-period other comprehensive income	14,049	138	14,187

Balances at July 2, 2017	$(119,654)	$422	$(119,232)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)

Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)

Other comprehensive income before reclassifications	19,144	1,423	20,567
Reclassification adjustment of prior derivative settlement, net of tax	–	(1,434)	(1,434)
Net current-period other comprehensive income (loss)	19,144	(11)	19,133

Balances at June 26, 2016	$(122,085)	$(1,953)	$(124,038)

Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)

Other comprehensive income before reclassifications	7,190	2,299	9,489
Reclassification adjustment of prior derivative settlement, net of tax	–	(713)	(713)
Net current-period other comprehensive income	7,190	1,586	8,776

Balances at July 2, 2017	$(119,654)	$422	$(119,232)

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

15.                               Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital.  This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.  During the first quarter of fiscal 2017, we adopted this guidance and as a result, we recognized income tax benefits of $2.1 million and $4.8 million in our condensed consolidated statement of income for the third quarter and first nine months of fiscal 2017, respectively.  We also reported $4.8 million as part of our cash flows from operating activities on our condensed consolidated statement of cash flows for the first nine months of fiscal 2017.

In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP.  The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services.  The accounting standard is effective for us in the first quarter of fiscal 2019.  Companies may use either a full retrospective or a modified retrospective approach to adopt this standard.  We are currently evaluating the impact of each method of adoption of this guidance on our condensed consolidated financial statements.

In January 2015, the FASB issued an amendment to the accounting guidance related to the income statement presentation of extraordinary and unusual items.  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  The guidance was effective for us in the first quarter of fiscal 2017, and the adoption of this guidance had no impact on our condensed consolidated financial statements.

In January 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income.  The guidance is effective for us in the first quarter of fiscal 2018.  We do not expect the adoption of this guidance to have a significant impact on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases.  The guidance is effective for us in the first quarter of fiscal 2020, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In June 2016, the FASB issued updated guidance which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses.  This guidance is effective for us in the first quarter of fiscal 2021, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In August 2016, the FASB issued guidance to address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This guidance is effective for us in the first quarter of fiscal 2019, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In October 2016, the FASB issued updated guidance which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The updated guidance also requires entities to disclose a comparison of income tax expense or benefit with statutory expectations, and disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes.  This guidance is effective for us in the first quarter of fiscal 2019, with early adoption permitted.  We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash and in the statement of cash flows.  This guidance is effective for us in the first quarter of fiscal 2018, with early adoption permitted using a retrospective transition method.  We are currently evaluating the impact that this guidance will have on our consolidated financial statements.  Restricted cash was not material as of July 2, 2017.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  This guidance is effective for us in the first quarter of fiscal year 2019, and interim periods within those years, with early adoption permitted.  We adopted this guidance in the first quarter of fiscal 2017, and the adoption of this guidance had no impact on our condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit.  This guidance is effective for us in the first quarter of fiscal 2021, on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

In May 2017, the FASB issued updated guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective for us in the first quarter of fiscal year 2019, on a prospective basis, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements.

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

We derive income from fees for professional, technical, program management, construction and construction management services.  As primarily a service-based company, we are labor-intensive rather than capital-intensive.  Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully.  We provide services to a diverse base of U.S. federal government, international, U.S. state and local government, and U.S. commercial clients.

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Client Sector
U.S. federal government (1)	32.7%	30.5%	33.0%	29.4%
International (2)	26.0	29.2	27.1	29.0
U.S. state and local government	12.2	11.2	12.4	11.6
U.S. commercial	29.1	29.1	27.5	30.0
Total	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management.  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment.  The remaining work to be performed in this segment will be substantially completed by the end of calendar 2017.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Reportable Segment
WEI	40.8%	39.7%	41.4%	39.4%
RME	60.9	62.2	61.1	61.2
RCM	0.6	0.8	0.6	2.0
Inter-segment elimination	(2.3)	(2.7)	(3.1)	(2.6)
	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus.  The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 2, 2017	June 26, 2016	July 2, 2017	June 26, 2016

Contract Type
Fixed-price	35.8%	29.5%	32.8%	29.1%
Time-and-materials	43.3	49.7	45.9	52.8
Cost-plus	20.9	20.8	21.3	18.1
	100.0%	100.0%	100.0%	100.0%

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

We view acquisitions as a key component in the execution of our growth strategy, and we intend to use cash, debt or equity, as we deem appropriate, to fund acquisitions.  We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service.  We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flows.  All acquisitions require the approval of our Board of Directors.

In the second quarter of fiscal 2017, we completed the acquisition of ELA, headquartered in Sydney, Australia.  ELA is a multi-disciplinary consulting firm that provides innovative, high-end environmental and ecological services, and is part of our RME segment.  ELA’s contributions to our second and third quarter fiscal 2017 revenue and operating income were immaterial.

In the second quarter of fiscal 2016, we acquired Coffey, headquartered in Sydney, Australia.  Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience.  Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment.  In addition to Australia, Coffey’s international development business has operations supporting federal government agencies in the U.S. and the United Kingdom.  In the second quarter of fiscal 2016, we also acquired INDUS, headquartered in Vienna, Virginia.  INDUS is a technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our WEI segment.

For detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements”.

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses.  Accordingly, from time to time, we may divest certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.  We did not have any divestitures in the first nine months of fiscal 2017 or 2016.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2017, our revenue increased 8.8% compared to the prior-year period.  This growth includes year-over-year increases for Coffey and INDUS for the first half of fiscal 2017 compared to the first half of last year that were not equivalent since the acquisitions were completed in the second quarter of fiscal 2016.  Coffey and INDUS together contributed revenue of $213.4 million in the first six months of fiscal 2017 compared to $94.3 million in the first six months of last year. Excluding these contributions, our revenue increased 2.5% in the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  Our revenue also reflects a reduction in construction activities compared to the first nine months of last year.  This reduction resulted from our decision to exit from select fixed-price construction markets, which are reported in our RCM segment. Revenue from our ongoing business, excluding RCM, Coffey and INDUS, increased 4.0% in the first nine months of fiscal 2017 compared to the first nine months of last year.

U.S. Federal Government.  Our U.S. federal government business increased 21.7% in the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  Excluding the first half contributions from Coffey and INDUS, our U.S. federal government business increased 13.5% in the first nine months of fiscal 2017 compared to the first nine months of last year.  This growth primarily reflects increased international development and U.S. Department of Defense (“DoD”) activities.  During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.  We anticipate growth in U.S. federal government revenue in the remainder of fiscal 2017.

International.  Our international business increased 2.0% in the first nine months of fiscal 2017 compared to the same period last year.  This growth was primarily due to the six month comparisons for Coffey, which contributed international revenue of $138.6 million in the first six months of fiscal 2017 compared to $68.2 million in the first six months of fiscal 2016.  Excluding this contribution, our international business decreased 12.7% in the first nine months of fiscal 2017 compared to last year’s first nine months.  This decrease reflects the commodity-driven slow-down in economic activity in Canada, primarily in the oil and gas market. We anticipate lower international revenue in the remainder of fiscal 2017.  This trend includes our expectation that the year-over-year decline in our Canadian oil and gas business will escalate in the fourth quarter of fiscal 2017.

U.S. State and Local Government.  Our U.S. state and local government business increased 16.8% in the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  We experienced this increase despite the impact of the reduction in certain construction activities noted above, especially those related to state transportation projects in the RCM segment.  Excluding these activities, our U.S. state and local government revenue increased 21.6% in the first nine months of fiscal 2017 compared to the same period last year.  Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities.  As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue.  We expect our U.S. state and local government business to show strong growth during the remainder of fiscal 2017.

U.S. Commercial.  Our U.S. commercial business was flat in the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  This result primarily reflects reduced work for oil and gas clients, which was partially offset by increased environmental activities.  We expect our U.S. commercial revenue to be stable in the remainder of fiscal 2017.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 2,	June 26,	Change		July 2,	June 26,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$685,539	$666,869	$18,670	2.8%	$2,018,171	$1,854,961	$163,210	8.8%
Subcontractor costs	(187,061)	(168,235)	(18,826)	(11.2)	(518,188)	(456,606)	(61,582)	(13.5)
Revenue, net of subcontractor costs (1)	498,478	498,634	(156)	–	1,499,983	1,398,355	101,628	7.3
Other costs of revenue	(408,228)	(413,551)	5,323	1.3	(1,247,369)	(1,165,323)	(82,046)	(7.0)
Gross profit	90,250	85,083	5,167	6.1	252,614	233,032	19,582	8.4
Selling, general and administrative expenses	(44,366)	(44,993)	627	1.4	(131,068)	(124,626)	(6,442)	(5.2)
Acquisition and integration expenses	–	(1,005)	1,005	NM	–	(16,916)	16,916	NM
Contingent consideration - fair value adjustments	–	–	–	–	7,149	(2,823)	9,972	353.2
Operating income	45,884	39,085	6,799	17.4	128,695	88,667	40,028	45.1
Interest expense	(2,795)	(2,590)	(205)	(7.9)	(8,802)	(8,501)	(301)	(3.5)
Income before income tax expense	43,089	36,495	6,594	18.1	119,893	80,166	39,727	49.6
Income tax expense	(13,114)	(10,805)	(2,309)	(21.4)	(36,462)	(27,497)	(8,965)	(32.6)
Net income including noncontrolling interests	29,975	25,690	4,285	16.7	83,431	52,669	30,762	58.4
Net loss (income) from noncontrolling interests	8	4	4	100.0	(24)	9	(33)	(366.7)
Net income attributable to Tetra Tech	$29,983	25,694	$4,289	16.7	$83,407	52,678	$30,729	58.3
Diluted earnings per share	$0.52	$0.44	$0.08	18.2	$1.44	$0.89	$0.55	61.8

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain purchase accounting-related adjustments.  Additionally, ongoing EPS for the first nine months of fiscal 2016 excludes the benefit of the retroactive extension of the R&D Credits.  The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 32.8% and 30.0% in the first nine months of fiscal 2017 and 2016, respectively.  We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur.  Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our condensed consolidated statements of income.

	Three Months Ended				Nine Months Ended
	July 2,	June 26,	Change		July 2,	June 26,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$685,539	$666,869	$18,670	2.8%	$2,018,171	$1,854,961	$163,210	8.8%
RCM	(4,192)	(5,202)	1,010	NM	(12,401)	(36,781)	24,380	NM
Ongoing revenue	$681,347	$661,667	$19,680	3.0	$2,005,770	$1,818,180	$187,590	10.3

Revenue, net of subcontractor costs	$498,478	$498,634	$(156)	–	$1,499,983	$1,398,355	$101,628	7.3
RCM	(902)	(2,372)	1,470	NM	1,006	(12,537)	13,543	NM
Ongoing revenue, net of subcontractors costs	$497,576	$496,262	$1,314	0.3	$1,500,989	$1,385,818	$115,171	8.3

Operating income	$45,884	$39,085	$6,799	17.4	$128,695	$88,667	$40,028	45.1
Acquisition and integration expenses	–	1,005	(1,005)	NM	–	16,916	(16,916)	NM
Contingent consideration – fair value adjustments	–	–	–	NM	(7,149)	2,823	(9,972)	NM
Subtotal	45,884	40,090	5,794	14.5	121,546	108,406	13,140	12.1
RCM	1,251	4,023	(2,772)	NM	12,759	9,691	3,068	NM
Ongoing operating income	$47,135	$44,113	$3,022	6.9	$134,305	$118,097	$16,208	13.7

EPS	$0.52	$0.44	$0.08	18.2%	$1.44	$0.89	$0.55	61.8%
Earn-out (gain) loss	–	–	–	NM	(0.08)	0.03	(0.11)	NM
RCM	0.01	0.05	(0.04)	NM	0.14	0.10	0.04	NM
Acquisition and integration expenses	–	0.01	(0.01)	NM	–	0.27	(0.27)	NM
Coffey debt prepayment	–	–	–	NM	–	0.03	(0.03)	NM
Retroactive R&D tax	–	–	–	NM	–	(0.03)	0.03	NM
Ongoing EPS	$0.53	$0.50	$0.03	6.0%	$1.50	$1.29	$0.21	16.3%

NM = not meaningful

In the third quarter of fiscal 2017, revenue increased $18.7 million, or 2.8%, and revenue, net of subcontractor costs, was flat compared to the third quarter of last year.  In the first nine months of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $163.2 million, or 8.8%, and $101.6 million, or 7.3%, respectively, compared to the same period last year.  The year-over-year comparisons include the above-described reduction in certain construction activities.  Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $1.0 million and $1.5 million, respectively, in the third quarter of fiscal 2017 compared to the prior-year quarter.  On a year-to-date basis, this revenue and revenue, net of subcontractor costs, decreased $24.4 million and $13.5 million, respectively, compared to the first nine months of last year.

Our ongoing revenue and revenue, net of subcontractor costs, increased $19.7 million, or 3.0%, and $1.3 million, or 0.3%, respectively, in the third quarter of fiscal 2017 compared to last year’s third quarter.  These results reflect increased U.S. federal and U.S. state and local government activity in our U.S. operations.  Our U.S. federal government revenue and revenue, net of subcontractor costs, increased $19.8 million and $13.4 million, respectively, and our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $11.4 million and $8.6 million, respectively, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.  However, these increases were substantially offset by a decline in our oil and gas activities.

In the first nine months of fiscal 2017, our ongoing revenue and revenue, net of subcontractor costs, increased $187.6 million, or 10.3%, and $115.2 million, or 8.3%, compared to the same period last year.  These increases include first half contributions from acquisitions that are not comparable as the acquisitions were completed in the second quarter of fiscal 2016. Together, these acquisitions contributed revenue of $213.4 million and revenue, net of subcontractor costs, of $154.4 million in the first six months of fiscal 2017 compared to revenue of $94.3 million and revenue, net of subcontractor costs, of $71.0 million in the first six months of fiscal 2016.  Excluding these first half contributions, our ongoing revenue and revenue, net of subcontractor costs, increased 4.0% and 2.4%, respectively, in the first nine months of fiscal 2017 compared to the same period in fiscal 2016.  Similar to our third quarter year-over-year comparisons, our results for the first nine months reflect increased U.S. federal and U.S. state and local government activity.  However, also consistent with the quarterly comparisons, these increases were partially offset by a decline in our oil and gas activities in North America, particularly in Canada.

Our operating income increased $6.8 million and $40.0 million in the third quarter and first nine months of fiscal 2017, respectively, compared to the same periods in fiscal 2016.  The loss from exited construction activities in our RCM segment was $1.3 million and $12.8 million in the third quarter and first nine months of fiscal 2017, respectively, compared to $4.0 million and $9.7 million, respectively, in the same periods last year.  Our RCM results are described below under “Remediation and Construction Management.”  Additionally, our operating income in the third quarter and first nine months of fiscal 2016 was reduced by acquisition and integration expenses of $1.0 million and $16.9 million, respectively, related to the acquisition of Coffey.  For further detailed information regarding these charges, see Note 3, “Mergers and Acquisitions” of the “Notes to Condensed Consolidated Financial Statements.”  Also, our operating income for the first nine months of fiscal 2017 reflects gains of $7.1 million related to changes in the estimated fair value of contingent earn-out liabilities.  Conversely, our operating income for the first nine months of fiscal 2016 reflects losses of $2.8 million related to changes in the estimated fair value of contingent earn-out liabilities.  These gains and losses are described below under “Fiscal 2017 and 2016 Earn-Out Adjustments.”  Excluding these non-operating items, ongoing operating income increased $3.0 million, or 6.9%, and $16.2 million, or 13.7%, in the third quarter and first nine months of fiscal 2017, respectively, compared to the same periods in fiscal 2016.

The increases in our ongoing operating income reflect improved results in both our WEI and RME segments.  WEI’s operating income increased $3.6 million and $14.5 million in the third quarter and first nine months of fiscal 2017, respectively, compared to the same periods last year.  These results are described below under “Water, Environment and Infrastructure.”  RME’s operating income increased $0.4 million and $3.8 million in the third quarter and first nine months of fiscal 2017, respectively, compared to the same periods last year.  These results are described below under “Resource Management and Energy.”

Interest expense, net was $2.8 million and $8.8 million in the third quarter and first nine months of fiscal 2017, respectively, compared to $2.6 million and $8.5 million in the same periods last year.  Interest expense in the third quarter of fiscal 2016 includes debt pre-payment fees of $1.9 million related to the Coffey acquisition.  Excluding this item, interest expense, net increased $2.2 million in the first nine months of fiscal 2017 compared to the same period last year.  This increase reflects slightly higher interest rates and additional borrowings to fund the Coffey acquisition.

The effective tax rates for the first nine months of fiscal 2017 and 2016 were 30.4% and 34.3%, respectively.  During the first nine months of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet.  As a result, we recognized an income tax benefit of $2.1 million and $4.8 million in the third quarter and first nine months of fiscal 2017, respectively.  Also in the second quarter of fiscal 2017, the IRS concluded their examination for fiscal years 2010 through 2013.  As a result of the settlement, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017.

In the second quarter of fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized.  Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved.  Additionally, during the first quarter of fiscal 2016, the PATH Act of 2015 was signed into law.  This law permanently extended the R&D Credits retroactively to January 1, 2015. Our income tax expense for the first quarter of fiscal 2016 included an income tax benefit of $2.0 million attributable to the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D Credits.  Excluding these items, the effective tax rate for the first nine months of fiscal 2016 was 32.7%.

EPS was $0.52 and $1.44 in the third quarter and first nine months of fiscal 2017, respectively, compared to $0.44 and $0.89 in the prior year periods.  These increases include the acquisition and integration expenses and debt pre-payment fees in the third quarter and first nine months of fiscal 2016, respectively.  These charges reduced EPS by $0.01 and $0.30 per share in the third quarter and first nine months of fiscal 2016, respectively.  The other non-operating items described above (RCM segment results and earn-out gains/losses) also affected the year-over-year comparisons.  On the same basis as our ongoing operating income, EPS was $0.53 and $1.50 in the third quarter and first nine months of fiscal 2017, respectively, compared to $0.50 and $1.29 in the same periods last year.

Segment Results of Operations

Water, Environment and Infrastructure

	Three Months Ended				Nine Months Ended
	July 2,	June 26,	Change		July 2,	June 26,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$279,621	$264,729	$14,892	5.6%	$835,687	$731,120	$104,567	14.3%
Subcontractor costs	(69,487)	(73,409)	3,922	5.3	(223,897)	(193,962)	(29,935)	(15.4)
Revenue, net of subcontractor costs	$210,134	$191,320	$18,814	9.8	$611,790	$537,158	$74,632	13.9

Operating income	$28,821	$25,206	$3,615	14.3	$76,084	$61,627	$14,457	23.5

Revenue and revenue, net of subcontractor costs, increased $14.9 million, or 5.6%, and $18.8 million, or 9.8%, respectively, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.  For the first nine months of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $104.6 million, or 14.3%, and $74.6 million, or 13.9%, compared to the same period last year.  These increases primarily reflect broad-based revenue growth in our U.S. state and local government project-related infrastructure business.  Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $11.3 million and $10.2 million, respectively, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, and increased $41.3 million and $34.8 million, respectively, in the first nine months of fiscal 2017 compared to the same period last year.  Our U.S. commercial business, primarily related to environmental activities, also grew compared to last year.  Our U.S. commercial revenue and revenue, net of subcontractor costs, increased $4.9 million and $5.6 million, respectively, in the third quarter of fiscal 2017 compared to the prior-year third quarter, and $34.8 million and $12.4 million, respectively, in the first nine months of fiscal 2017 compared to the same period last year.  Our U.S. federal business also improved compared to the first nine months of last year, primarily due to an increase in work for the DoD.

Operating income increased $3.6 million in the third quarter of fiscal 2017 compared to the same period last year, reflecting the higher revenue.  In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 13.7% in the third quarter of fiscal 2017 from 13.2% in the same period last year.  This increase in profitability primarily reflects improved project performance and better utilization of resources.  This trend is also reflected in our year-to-date results as our operating margin improved to 12.4% in the first nine months of fiscal 2017 from 11.5% in the first nine months of fiscal 2016.

Resource Management and Energy

	Three Months Ended				Nine Months Ended
	July 2,	June 26,	Change		July 2,	June 26,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$417,452	$414,872	$2,580	0.6%	$1,232,352	$1,134,538	$97,814	8.6%
Subcontractor costs	(130,010)	(109,930)	(20,080)	(18.3)	(343,153)	(285,878)	(57,275)	(20.0)
Revenue, net of subcontractor costs	$287,442	$304,942	$(17,500)	(5.7)	$889,199	$848,660	$40,539	4.8

Operating income	$27,308	$26,882	$426	1.6	$83,648	$79,802	$3,846	4.8

Revenue increased $2.6 million and revenue, net of subcontractor costs, decreased $17.5 million in the third quarter of fiscal 2017 compared to the year-ago quarter.  For the first nine months of fiscal 2017, revenue and revenue, net of subcontractor costs, increased $97.8 million and $40.5 million, respectively, compared to the first nine months of fiscal 2016.  The year-to-date increases are primarily due to Coffey acquisitive contributions of $201.2 million of revenue and $144.9 million of revenue, net of subcontractor costs, in the first six months of fiscal 2017, compared to $94.3 million and $71.0 million, respectively, in the first half of last year. Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses.  Excluding the acquisitive Coffey contributions, our revenue and revenue, net of subcontractor costs, decreased $9.0 million and $33.3 million, respectively, in the first nine months of fiscal 2017 compared to the same period last year. These decreases reflect the reduction in oil and gas activity in North America, particularly in Canada.

Operating income increased $0.4 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.  This increase reflects increased operating income from both our international development and environmental businesses that was partially offset by lower profits from oil and gas-related services.  For the first nine months of fiscal 2017, operating income increased $3.8 million.  This increase also reflects the contribution from acquisitions in the first quarter of fiscal 2017 with no comparable activity in the prior-year first quarter.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	July 2,	June 26,	Change		July 2,	June 26,	Change
	2017	2016	$	%	2017	2016	$	%
	($ in thousands)

Revenue	$4,192	$5,202	$(1,010)	(19.4)%	$12,401	$36,781	$(24,380)	(66.3)%
Subcontractor costs	(3,290)	(2,830)	(460)	(16.3)	(13,407)	(24,244)	10,837	44.7
Revenue, net of subcontractor costs	$902	$2,372	$(1,470)	(62.0)	$(1,006)	$12,537	$(13,543)	(108.0)

Operating loss	$(1,251)	$(4,023)	$2,772	68.9	$(12,759)	$(9,691)	$(3,068)	(31.7)

Revenue and revenue, net of subcontractor costs, decreased $1.0 million and $1.5 million, respectively, in the third quarter of fiscal 2017, and decreased $24.4 million and $13.5 million, respectively, in the first nine months of fiscal 2017, compared to the year-ago periods.  These decreases primarily resulted from our decision to wind-down the RCM construction activities.  In addition, in the first nine months of fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.9 million and a related loss in operating income of $3.6 million.  In the first nine months of fiscal 2017, we also recognized unfavorable operating income adjustments of $5.7 million related to our updated estimate of the costs to complete fixed-price construction projects.  The remaining loss in the first nine months of fiscal 2017 primarily reflects legal costs related to outstanding claims.  The operating loss in the first nine months of fiscal 2016 includes $7.9 million of losses (all in the first quarter) related to uncollectible accounts receivable, including claims.  This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013.  The remaining RCM backlog at the end of the third quarter of fiscal 2017 was $10.7 million, which will be substantially completed in calendar 2017.

Fiscal 2017 and 2016 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  During the first nine months of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities and reported related gains in operating income totaling $7.1 million.  The fiscal 2017 gains resulted from updated valuations of the contingent consideration liabilities for INDUS, which is part of our WEI segment, and CEG, which is part of our RME segment.

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

During the second quarter of fiscal 2017, we evaluated our estimate of CEG’s contingent consideration liability for the remaining two earn-out periods.  This assessment included a review of CEG’s financial results to-date in the third earn-out period, the status of ongoing projects in CEG’s backlog, and the inventory of prospective new contract awards.  As a result of this assessment, we concluded that CEG’s financial results in both the second and third earn-out periods will be profitable, but at a lower level than our previous estimates.  Accordingly, in the second quarter of fiscal 2017, we reduced the CEG contingent earn-out liability, which resulted in a gain of $2.1 million.

At July 2, 2017, there was a total maximum of $12.2 million of outstanding contingent consideration related to acquisitions.  Of this amount, $3.5 million was estimated as the fair value and accrued on our condensed consolidated balance sheet.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions.  We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 7, 2016, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock.  On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016.  On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 2, 2017 to stockholders of record as of the close of business on February 17, 2017.  On May 1, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on June 2, 2017 to stockholders of record as of the close of business on May 18, 2017.

Subsequent Event.  On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on September 1, 2017 to stockholders of record as of the close of business on August 17, 2017.

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

Cash and Cash Equivalents.  As of July 2, 2017, cash and cash equivalents were $138.8 million, a decrease of $21.7 million compared to the fiscal 2016 year-end.  The cash decrease resulted from share repurchases, dividends, net payments on long-term debt, business acquisitions, and capital expenditures.  The overall decrease was partially mitigated by cash provided by operating activities and net proceeds from the issuance of common stock.

Operating Activities.  For the first nine months of fiscal 2017, net cash provided by operating activities was $71.6 million, a decrease of $18.2 million compared to the prior-year period.  This decrease was primarily the result of payments to tax authorities related to completed examinations totaling approximately $23 million in the third quarter of fiscal 2017.

Investing Activities.  For the first nine months of fiscal 2017, net cash used in investing activities was $14.6 million, a decrease of $77.7 million compared to the prior-year period, due to the acquisitions of Coffey and INDUS in the first nine months of fiscal 2016.

Financing Activities.  For the first nine months of fiscal 2017, net cash used in financing activities was $79.3 million, compared to net cash provided by financing activities of $18.5 million in the prior-year period, a net change of $97.8 million.  This change reflects net borrowings of $97.8 million in the first nine months of fiscal 2016, primarily related to the acquisitions completed in the second quarter of last year, compared to net debt payments of $21.3 million in the first nine months of fiscal 2017.  This $119.1 million decrease in cash provided by financing activities was partially offset by a $15.0 million reduction in repurchases of common stock in the first nine months of fiscal 2017 compared to the same period last year.

Debt Financing.  On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility that was scheduled to mature in May 2018.  On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the “Credit Agreement”) that extended the maturity date for these facilities to May 2020.  The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the “Term Loan Facility”) and a $460 million revolving credit facility (the “Revolving Credit Facility”).  The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, make permitted acquisitions, and pay cash dividends and distributions.  The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings.  The interest rate provisions of the Term Loan Facility and the Revolving Credit Facility did not materially change.

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

As of July 2, 2017, we had $325.3 million in outstanding borrowings under the Credit Agreement, which was comprised of $165.3 million under the Term Loan Facility and $160 million under the Revolving Credit Facility at a weighted-average interest rate of 2.38% per annum.  In addition, we had $0.9 million in standby letters of credit under the Credit Agreement.  Our average effective weighted-average interest rate on borrowings outstanding at July 2, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 12, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”, was 2.66%.  At July 2, 2017, we had $299.1 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.  In addition, we entered into agreements with three banks to issue up to $53 million in standby letters of credit.  The aggregate amount of standby letters of credit outstanding under these additional facilities and other bank guarantees was $23.9 million, of which $3.7 million was issued in currencies other than the U.S. dollar.

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

At July 2, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 1.54x and a consolidated fixed charge coverage ratio of 2.04x.  Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility.  This facility was amended in March 2016 to extend the term to April 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors.  The facility was amended again to provide for a secured AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expired on April 5, 2017, and prior to its expiration, a new facility was entered into with a new bank to provide for an AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees.  This facility is secured by a parent guarantee and at July 2, 2017, there were no borrowings outstanding under this facility, and bank guarantees outstanding of $4.7 million.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2017:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)

November 7, 2016	$0.09	December 1, 2016	$5,144	December 14, 2016
January 30, 2017	$0.09	February 17, 2017	$5,157	March 3, 2017
May 1, 2017	$0.10	May 18, 2017	$5,738	June 2, 2017
July 31, 2017	$0.10	August 17, 2017	N/A	September 1, 2017

Income Taxes

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of July 2, 2017 and October 2, 2016, the liability for income taxes associated with uncertain tax positions was $5.9 million and $13.3 million, respectively.  The net decrease in the liability during fiscal 2017 was primarily attributable to activity related to examinations conducted by various taxing authorities.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months.  These changes would be the result of ongoing examinations.

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

The following is a summary of our off-balance sheet arrangements:

•                  Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees.  Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations.  If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations.  At July 2, 2017, we had $0.9 million in standby letters of credit outstanding under our Credit Agreement, $23.9 million in standby letters of credit outstanding under our additional letter of credit facilities and $4.7 million of bank guarantees under the existing Coffey facility.

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

We are exposed to interest rate risk under our Credit Agreement.  We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility.  We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum.  Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date.  Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days.  Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility.  The Facility matures on May 29, 2020.  At July 2, 2017, we had borrowings outstanding under the Credit Agreement of $325.3 million at a weighted-average interest rate of 2.38% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility.  In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility.  The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement.  Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at July 2, 2017, was 2.66%.  For more information, see Note 12, “Derivative Financial Instruments” of the “Notes to Condensed Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar.  Therefore, we are subject to currency exposure and volatility because of currency fluctuations.  We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts.  Foreign currency gains and losses were immaterial for both the first nine months of fiscal 2017 and fiscal 2016. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our condensed consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities.  Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies.  For the first nine months of fiscal 2017 and 2016, 27.2% and 29.0% of our consolidated revenue, respectively, was generated by our international business.  For the first nine months of fiscal 2017, the effect of foreign exchange rate translation on the condensed consolidated balance sheets was an increase in equity of $7.2 million compared to an increase in equity of $19.1 million in the first nine months of fiscal 2016.  These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 2, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  As previously reported, we acquired Coffey and INDUS on January 18, 2016 and March 11, 2016, respectively.  In our Annual Report on Form 10-K for the year ended October 2, 2016, we excluded Coffey and INDUS from our assessment of internal control over financial reporting.  We are in the process of documenting and testing Coffey’s and INDUS’ internal control over financial reporting, and will incorporate Coffey and INDUS into our assessment of internal control over financial reporting as of October 1, 2017.  We have extended our oversight and monitoring processes that support internal control over financial reporting to include Coffey’s and INDUS’ operations.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of fiscal 2017, we generated 26.0% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations.  International business is subject to a variety of risks, including:

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

In the third quarter of fiscal 2017, we generated 44.9% of our revenue from contracts with U.S. federal, and state and local government agencies.  A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis.  As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year.  These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.  Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy.  While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the first nine months of fiscal 2017, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services.  In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients.  Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of July 2, 2017, our goodwill was $729.3 million and other intangible assets were $31.8 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments.  In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015.  We had no goodwill impairment in the first nine months of fiscal 2017 or in fiscal 2016.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price.  These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost.  Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved.  When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims.  A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.  Total accounts receivable at July 2, 2017 included approximately $49 million related to such claims.

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

Our backlog at July 2, 2017 was $2.5 billion, an increase of $154.8 million, or 6.5%, compared to the end of fiscal 2016.  We include in backlog only those contracts for which funding has been provided and work authorizations have been received.  We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits.  In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog.  For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause.  These types of backlog reductions could adversely affect our revenue and margins.  As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years.  As of October 2, 2016, we repurchased through open market purchases a total of 7.4 million shares at an average price of $26.91, for a total cost of $200 million under this repurchase program.  On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock.  As of July 2, 2017, we repurchased through open market purchases a total of 1,352,999 shares at an average price of $44.35 for a total cost of $60.0 million under this repurchase program.  These shares were repurchased during the period from October 3, 2016 through July 2, 2017.  A summary of the repurchase activity for the nine months ended July 2, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs

October 3, 2016 – October 30, 2016	–	$–	–	$200,000,000
October 31, 2016 – November 27, 2016	71,979	41.87	71,979	196,986,433
November 28, 2016 – January 1, 2017	160,686	43.48	160,686	190,000,264
January 2, 2017 – January 29, 2017	72,263	42.57	72,263	186,924,265
January 30, 2017 – February 26, 2017	77,406	41.88	77,406	183,682,867
February 27, 2017 – April 2, 2017	91,293	40.34	91,293	180,000,269
April 3, 2017 – April 30, 2017	64,908	41.38	64,908	177,314,587
May 1, 2017 – May 28, 2017	294,925	45.25	294,925	163,969,280
May 29, 2017 – July 2, 2017	519,539	46.13	519,539	140,000,468

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

101

The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 2, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2017	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)