Form 10-K
period 2017-10-01
TETRA TECH INC
filed 2017-11-20
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 0-19655
____________________________________________________________________________
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
None
____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on April 2, 2017, was $2.3 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 1, 2017, 55,722,592 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
PART I
Item 1.    Business
General
Tetra Tech, Inc. is a leading provider of consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development. We are a global company that leads with science and is renowned for our expertise in providing water-related solutions for public and private clients. We typically begin at the earliest stage of a project to identify plans that are tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analytics, research, engineering, design, construction management, and operations and maintenance.
Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past 14 years, most recently in its May 2017 "Top 500 Design Firms" issue. In 2017, Tetra Tech was also ranked number one in water treatment/desalination, water treatment and supply, environmental management, dams and reservoirs, solid waste, and wind power. ENR ranks Tetra Tech among the largest 10 firms in numerous other service lines, including engineering/design, environmental science, chemical and soil remediation, site assessment and compliance, and hazardous waste.
Our reputation for high-end consulting and engineering services and our ability to apply our skills to develop solutions for water and environmental management has supported our growth for over 50 years since the founding of our predecessor company. By combining ingenuity and practical experience, we have helped to advance solutions for managing water, protecting the environment, providing energy, and engineering the infrastructure for our cities and communities. Today, we are working on projects worldwide, and currently have more than 16,000 staff, and over 400 offices.
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

Technical Differentiation.    Since our inception, we have provided innovative consulting and engineering services, with a focus on providing solutions that integrate innovation with practical experience. Adaptation of emerging science and technology in the development of high-end consulting and engineering solutions is central to our approach to Leading with Science® in the delivery of our services.
Relationships and Trust.    We have achieved a broad client and contract base by proactively understanding our clients' priorities and demonstrating a long track record of successful performance that results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in over 100 countries, helping government and private sector clients address complex water, environment, energy and related infrastructure needs.
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
One-of-a-Kind Solutions.    We are often at the leading edge of new challenges where we are providing one-of-a-kind solutions. These might be a new water reuse technology, a unique solution to addressing new regulatory requirements, a new monitoring approach for assessing infrastructure assets or a computer model for real time management of water resources. We are constantly evolving and adding to our intellectual property, including a wide range of computer models, algorithms, analytical software, and environmental treatment approaches and instrumentation, often in collaboration with our forward-thinking clients. Bringing our one-of-a-kind solutions to real world problems is a differentiator in expanding our services and growing our business.
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
Our strategy leverages our five differentiators to drive growth in our water, environment, infrastructure, resource management, energy, and international development markets. We are focused on continuing to expand our leadership position in these markets, while also investing in emerging growth areas. Our differentiated capabilities provide us a competitive advantage to address new opportunities in the marketplace and apply new technologies to the fastest growing areas of our business.
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
Reportable Segments
In fiscal 2017, we managed our operations under three reportable segments. We reported our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the Water, Environment and Infrastructure ("WEI") reportable segment. Our Resource Management and Energy ("RME") reportable segment included our oil and gas, energy, international development, waste management, remediation, and utilities services. In addition, we reported the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2017	2016	2015
WEI	41.6%	39.8%	43.2%
RME	60.5	60.8	55.8
RCM	0.7	2.0	3.7
Inter-segment elimination	(2.8)	(2.6)	(2.7)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.
Beginning in fiscal 2018, we further aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We will continue to report the results of the wind-down of our non-core construction activities in the RCM segment.
Further descriptions of our GSG and CIG segments are included below under “2018 Reportable Segments”. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.

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
Project Examples
The following table presents brief examples of projects in our ongoing operations during fiscal 2017:

Segment	Representative Projects
WEI	•
For the District of Columbia Department of the Environment, providing consulting and environmental analysis for the assessment and cleanup of contaminated sediments in a 12-mile portion of the Anacostia River and sites located within its watershed.

•
Providing emergency management and planning services for multiple state and local agencies, especially in coastal regions, such as response to and recovery from wildfires in California, flooding in the Gulf Coast and hurricanes in Texas, along the U.S. Atlantic coast, and continued infrastructure recovery services following Superstorm Sandy in New York and New Jersey.

Segment	Representative Projects
•
Providing the U.S. Environmental Protection Agency ("EPA") Superfund Technical Assessment and Response Team program support with emergency preparedness, environmental response, removal action, site assessment, community involvement, and other Superfund technical services at locations in 23 states.

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

•
Providing engineering services to the City of Clearwater, Florida for the design of potable first-of-a-kind water reuse project in Florida, using a combination of innovative groundwater recharge and treatment.

•
Providing engineering services to the City of Daytona Beach, Florida for a first-of-its-kind demonstration program for direct potable reuse in Florida, testing full advanced treatment of their wastewater effluent as a direct supply source to the front end of their co-located water treatment plant.

•
Providing program management for the City of Detroit, Michigan for the broad implementation of community-based stormwater management and green infrastructure, effectively combining city revitalization initiatives and reduction of overflows.

	•	Providing master planning services to Miami-Dade County, Florida in smart, energy efficient and resilient water infrastructure solutions for the most populous county in Florida.
	•	Providing transportation planning, data collection and design services for the Province of Alberta, Canada, with specialized expertise in arctic region infrastructure.
	•	Providing sustainable project development and asset management services for the U.S. military, including the Army, Navy and Air Force.
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
For the U.S. Agency for International Development ("USAID"), implementing projects in Africa, Asia, the Middle East, Latin America, and Eastern Europe including the USAID Power Africa program with technical and capacity building expertise to accelerate clean energy project development; and for USAID and the government of Afghanistan, implementing project to empower women to increase gender diversity and engagement in civil society.

•
For USAID, designing and implementing resiliency programs, including mitigation of changes in agriculture and fisheries, and strengthening of community resilience to withstand extreme weather events through programs in Southeast Asia, Latin America, and West Africa.

	•	For the U.K. Department for International Development, designing and implementing projects in Africa, Asia, and the Middle East.
	•	For the Australian Department of Foreign Affairs and Trade, implementing a range of development projects in the Asia Pacific region.

Segment	Representative Projects
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

	•	Using our proprietary Solar Thermal Aerobic Recirculation Treatment system to implement enhanced remediation of contaminated groundwater at multiple Caltex sites in Australia.
	•	Designing the Puente Hills Intermodel Facility for the Los Angeles County Sanitation District.
	•	Providing turn-key design, construction, dredging, and treatment services on the Lower Fox River in Wisconsin.
•
Preparing a third party environmental impact statement for Clean Line Energy and the U. S. Department of Energy ("DOE") for a 720-mile overhead 600 kilovolt high voltage direct current electric transmission line across Oklahoma, Arkansas, and Tennessee.

•
For the Australian Department of Defence, serving as lead consultant for the comprehensive investigation of polyfluorolkyl substances and Royal Australian Air Force ("RAAF") Base Tindal and RAAF Base Darwin.

Fiscal 2018 Reportable Segments

As described above, we realigned our operations beginning in fiscal 2018. The operations of the GSG and CIG business groups were aligned to facilitate the coordination of our services by client and market across our global operations. The types of clients served and work performed in the GSG and CIG segments are described below.

Government Services Group

GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and emergency management services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. Additionally, GSG provides a wide range of support to development agencies worldwide.

Commercial/International Group

CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and local government. GSG supports commercial clients across the Fortune 500, oil and gas, energy utilities, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the U.S. and Western Canada.

Clients
We provide services to a diverse base of international, U.S. state and local government, U.S. federal government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2017	2016	2015
U.S. state and local government	12.8%	12.0%	12.5%
U.S. federal government (1)	32.7	30.4	30.9
U.S. commercial	27.8	29.5	32.0
International (2)	26.7	28.1	24.6
	100.0%	100.0%	100.0%

(1)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)	Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.
U.S. federal government agencies are significant clients. USAID accounted for 14.3%, 13.1% and 9.6% of our revenue in fiscal 2017, 2016 and 2015, respectively. The Department of Defense ("DoD") accounted for 9.2%, 8.2%, and 10.4% of our revenue in fiscal 2017, 2016 and 2015, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. In Canada, we work for several provinces and a variety of local jurisdictions. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2017.
Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2017	2016	2015
Fixed-price	33.0%	30.0%	35.4%
Time-and-materials	45.9	50.9	45.8
Cost-plus	21.1	19.1	18.8
	100.0%	100.0%	100.0%
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
Marketing and Business Development
Our management team establishes our overall business strategy focused on Leading with Science® and providing solutions for our clients. Our strategic plan defines and guides our investment in marketing and business development to leverage our differentiators and target priority programs and growth markets. We maintain centralized business development resources to develop our corporate branding and marketing materials, support proposal preparation and planning, conduct market research, and manage promotional and professional activities, including appearances at trade shows, direct mailings, advertising, and public relations.
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
Sustainability Program

Tetra Tech supports clients in more than 100 countries around the world, helping them to solve complex problems and achieve solutions that are technically, socially, and economically resilient. Our high-end consulting and engineering services focus on using innovative technologies and creative solutions to minimize environmental impacts. Our greatest contribution toward sustainability is through the projects we perform every day for our clients. Sustainability is embedded in our projects – from recycling freshwater supplies to recycling waste products, reducing energy consumption, and reducing greenhouse gas emissions in developing countries.
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
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our Sustainability Council. We have established a clear set of metrics to evaluate our progress toward our sustainability goals. Each metric corresponds with one or more performance indicators from GRI. These metrics include economic, health and safety, information technology, human resources, and real estate. We continuously implement sustainability-related policies and practices, and we assess the results of our efforts in order to improve upon them in the future. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. We publish an annual sustainability report that documents our progress and is posted on our website.
Acquisitions and Divestitures
Acquisitions.    We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, broaden our service offerings, add new geographies, and provide complementary skills. Also, during our evaluation, we examine an acquisition's ability to drive organic growth, its accretive effect on long-term earnings, and its ability to generate return on investment. Generally, we proceed with an acquisition if we believe that it could strategically expand our service offerings, improve our long-term financial performance, and increase shareholder returns.
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
Divestitures. We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in fiscal 2017, 2016, or 2015.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2017 will be recognized as revenue in fiscal 2018, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
At fiscal 2017 year-end, our backlog was $2.5 billion, an increase of $162.2 million, or 6.8%, compared to fiscal 2016 year-end. Approximately $1.0 billion and $1.5 billion of our backlog at the end of fiscal 2017 related to WEI and RME, respectively.
Regulations
We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by the specific government agencies with which we conduct business.
Environmental. A significant portion of our business involves the planning, design, program management and construction management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste sites, U.S. Superfund sites, and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.
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
Employees
At fiscal 2017 year-end, we had more than 16,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 15, 2017:

Name	Age	Position
Dan L. Batrack	59	Chairman, Chief Executive Officer and President

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

Name	Age	Position
Steven M. Burdick	53	Executive Vice President, Chief Financial Officer

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

Leslie L. Shoemaker	60	Executive Vice President, Operations and President of CIG

Dr. Shoemaker was named Executive Vice President, Operations and President of CIG in November 2017. Dr. Shoemaker joined us in 1991, and served as President of WEI from April 2015 to November 2017. Previously she served in various management capacities, including project and program manager, water resources manager and infrastructure group president. From 2005 to 2015, she led our strategic planning, business development and company-wide collaboration programs. Her technical expertise is in the management of large-scale watershed and master planning studies, development of modeling tools and application of optimization tools for decision making. Additionally, she is our Chief Sustainability Officer who leads our Sustainability Council to implement sustainability-related policies and practices company-wide. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Roger R. Argus	56	Senior Vice President and President of GSG and President of the U.S. Government Division of GSG

Mr. Argus is a chemical engineer with 33 years of experience, including 25 years with Tetra Tech, in operational leadership, program and project management, and quality assurance for projects encompassing a broad spectrum of environmental, engineering, and emergency management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., Navy, USACE, and the EPA), state and municipal agencies, and private clients nationwide. The scope of his technical experience includes planning and directing environmental field investigations, engineering feasibility studies and designs, construction management, and research and development support for innovative environmental technologies and waste treatment systems. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Derek G. Amidon	50	Senior Vice President, President of the Commercial Account Management Division of CIG

Mr. Amidon has served as a project manager, key account manager, operations manager, and regional manager since joining Tetra Tech in 2012. He has managed a variety of complex, high profile programs for key Tetra Tech clients, including Fortune 100 companies. His focus has been on leading high value consulting services that deliver scientific, engineering and regulatory solutions for challenging environmental, engineering, permitting and public relations problems for oil and gas, mining, industrial, institutional and custodial trust clients. He has a demonstrated track record in leading complex environmental investigations and developing creative remedial solutions for client environmental liabilities. He has managed projects in the U.S., Africa, Australia, Europe, and the Caribbean. In addition to experience in both public and private consulting and engineering firms over his 24-year career, Mr. Amidon also served in a variety of business leadership and project development roles at Hess Corporation, a leading independent oil and gas company. Mr. Amidon is a registered Professional Engineer. He holds B.S. and M.S. degrees in Civil Engineering from Brigham Young University and a M.S. in Management from Rensselaer Polytechnic Institute.

Name	Age	Position
Jan K. Auman	62	Senior Vice President, President of the Global Development Services Division of GSG

Mr. Auman has over 40 years of experience managing large, complex international development and technical assistance operations, having served 10 years with the United States federal government and 30 years in the private sector. With 20 years of residence overseas in eight countries, Mr. Auman has hands-on technical expertise in the areas of natural resources management, conflict resolution, political transformation, institutional development, and policy formulation in the Middle East, the South Pacific, the Caribbean, and Africa. Mr. Auman’s overall direction for Tetra Tech's international development operations includes technical, operational, administrative, fiscal, and representational responsibilities involving operations that manage projects in over 60 countries. Mr. Auman joined Tetra Tech through an acquisition in 2007. He holds a B.A. in Political Science and Government from Pennsylvania State University and an M.I.A in International Administration from the School for International Training.

William R. Brownlie	64	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

Dr. Brownlie was named Senior Vice President and Chief Engineer in September 2009, and Corporate Risk Management Officer in November 2013. From December 2005 to September 2009, he served as a Group President. Dr. Brownlie joined our predecessor in 1981 and was named a Senior Vice President in December 1993. Dr. Brownlie has managed various operating units and programs focusing on water resources and environmental services, including work with USACE, the U.S. Air Force, the U.S. Bureau of Reclamation and DOE. He is a registered professional engineer and has a strong technical background in water resources. Dr. Brownlie holds B.S. and M.S. degrees in Civil Engineering from the State University of New York at Buffalo and a Ph.D. in Civil Engineering from the California Institute of Technology.

Brian N. Carter	50	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Carter joined Tetra Tech as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Craig L. Christensen	64	Senior Vice President, Chief Information Officer

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

Richard A. Lemmon	58	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Name	Age	Position
Kevin P. McDonald	58	Senior Vice President, Human Resources and Leadership Development

Mr. McDonald is responsible for all areas of human resources ("HR"), including executive compensation, employee benefits, succession planning, human resources information systems, and employment law compliance. Mr. McDonald joined us in 2003 through the acquisition of Foster Wheeler Environmental Corporation. Prior to leading our corporate HR organization, Mr. McDonald was the HR Director for one of our subsidiaries. He has more than 30 years' experience in the engineering and construction services industry. Mr. McDonald earned a B.S. degree in Management from the University of Scranton and an M.B.A. from Farleigh Dickinson University.

Mark A. Rynning	56	Senior Vice President, President of the U.S. Infrastructure Division of GSG

Mr. Rynning has more than 30 years of experience in the engineering consulting industry, including 27 years with Tetra Tech. He is a registered professional engineer and has served Tetra Tech in numerous capacities including project manager, operations manager, and operating unit leader. He has managed large water infrastructure programs for state and local agencies throughout the United States. Mr. Rynning has broad experience in planning and design of water and wastewater infrastructure, utility master planning, and design of water and wastewater transmission and collection systems. In addition, Mr. Rynning has planned and designed reverse osmosis water treatment plants and advanced wastewater treatment systems. He has provided expert advisory services to numerous municipal clients for utility system acquisitions. He holds a B.S. in Civil Engineering and a Master of Business Administration, both from the University of Florida.

Janis B. Salin	64	Senior Vice President, General Counsel and Secretary

Ms. Salin joined us in February 2002. For the prior 18 years, Ms. Salin was a Principal with the law firm of Riordan & McKinzie in Los Angeles, and served as Managing Principal of that firm from 1990 to 1992. She served as our outside counsel from the time of our formation in 1988. Ms. Salin holds B.A. and J.D. degrees from the University of California at Los Angeles.

Bernard Teufele	52	Senior Vice President, President of the Canada and South America Division of CIG

Mr. Teufele has over 22 years of consulting engineering experience as a leader of a highly diversified, high-end infrastructure practice and as a technical expert in the field of infrastructure monitoring and asset management. Prior to his current role, Mr. Teufele has managed operating units of increasing size and complexity with a primary focus on infrastructure, environmental sciences, civil transportation, and mining-related services doing work for municipal, provincial, and federal government clients in Canada. He has managed key provincial infrastructure programs in Canada with a particular focus on the monitoring and assessment of roadway infrastructure and the development of asset management programs. Mr. Teufele, who joined Tetra Tech through an acquisition in 2010, has also been instrumental in advancing Tetra Tech’s involvement with private sector infrastructure clients on large alternate delivery projects (design-build and public-private partnership P3 projects). Mr. Teufele has a B.Sc. in Applied Science from the University of British Columbia.

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

The current U.S. Administration may make changes to fiscal and tax policies that may adversely affect our business.

The current U.S. Administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

In fiscal 2017, we generated 26.7% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In fiscal 2017, we generated 45.5% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs. Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief through the end of fiscal year 2015, the sequestration requires reduced U.S. federal government spending through fiscal year 2021. A significant reduction in federal government spending, the absence of a bipartisan agreement on the federal government budget, or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, result in the closure of federal facilities and significant personnel reductions, and have a material and adverse impact on our business, financial condition, results of operations and cash flows.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for fiscal 2017, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of October 1, 2017, our goodwill was $740.9 million and other intangible assets were $26.7 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015. We had no goodwill impairment in fiscal 2017 or 2016.

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

The U.S. federal government and certain other clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at October 1, 2017 included approximately $59 million related to such claims.

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

Our backlog is subject to cancellation, unexpected adjustments and changing economic conditions, and is an uncertain indicator of future operating results.

Our backlog at October 1, 2017 was $2.5 billion, an increase of $162.2 million, or 6.8%, compared to the end of fiscal 2016. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Delaware law and our charter documents may impede or discourage a merger, takeover, or other business combination even if the business combination would have been in the short-term best interests of our stockholders.

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

Item 1B    Unresolved Staff Comments
None.
Item 2.    Properties
At fiscal 2017 year-end, we owned three facilities located in the United States and leased approximately 350 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2025. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our Corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Adelaide, South Australia, Australia	Office Building	RME
Arlington, VA	Office Building	WEI / RME
Calgary, AB, Canada	Office Building	WEI / RME
London, United Kingdom	Office Building	RME
New York, NY	Office Building	RME
Perth, Western Australia, Australia	Office Building	RME
Seattle, WA	Office Building	WEI
Sydney, New South Wales, Australia	Office Building	RME
Vancouver, BC, Canada	Office Building	WEI
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were 1,394 stockholders of record at October 31, 2017. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal 2017
First quarter	$44.30	$34.78
Second quarter	44.85	38.85
Third quarter	47.75	39.90
Fourth quarter	48.35	39.95

Fiscal 2016
First quarter	$28.20	$23.80
Second quarter	29.60	22.85
Third quarter	31.74	28.01
Fourth quarter	36.24	29.13
Dividends
During fiscal 2017, we declared and paid dividends totaling $0.38 per share ($0.09 for the first and second quarters and $0.10 for the third and fourth quarters) of our common stock. In fiscal 2016, we paid dividends totaling $0.34 per share ($0.08 for the first and second quarters, and $0.09 for the third and fourth quarters) of our common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on available cash, estimated cash needs, earnings, and capital requirements, as well as limitations in our long-term debt agreements.
Subsequent Event.    On November 6, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the S&P 1500 Construction and Engineering Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 30, 2012, and that all dividends have been reinvested. During fiscal 2017, we declared and paid dividends in the first and second quarters totaling $0.18 per share ($0.09 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.20 per share ($0.10 each quarter) on our common stock. We declared and paid dividends totaling $0.34, $0.30 and $0.14 per share in fiscal 2016, 2015 and 2014, respectively. We did not pay any dividends prior to fiscal 2014. Our self-selected Peer Group Index is the S&P 1500 Construction and Engineering Index. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

ASSUMES $100 INVESTED ON SEPTEMBER 30, 2012
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED OCTOBER 1, 2017

	2012	2013	2014	2015	2016	2017
Tetra Tech, Inc.	$100.00	$98.93	$96.49	$96.51	$138.98	$184.02
NASDAQ Market Index	100.00	123.09	148.66	156.18	179.29	221.75
S&P 1500 C&E Index	100.00	129.40	127.22	102.79	123.91	139.06
The performance graph above and related text are being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Stock Repurchase Program
On November 10, 2014, the Board authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock over the next two years. As of October 2, 2016, we repurchased through open market purchases a total of 7.4 million shares at an average price of $26.91, for a total cost of $200 million under this repurchase program. On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. As of October 1, 2017, we repurchased through open market purchases a total of 2,266,397 shares at an average price of $44.12 for a total cost of $100.0 million under this repurchase program. These shares were repurchased during the period from October 3, 2016 through October 1, 2017.

A summary of the repurchase activity for the 12 months ended October 1, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 3, 2016 - October 30, 2016	—	$—	—	$200,000,000
October 31, 2016 - November 27, 2016	48,697	41.26	48,697	197,990,958
November 28, 2016 - January 1, 2017	183,968	43.44	183,968	190,000,264
January 2, 2017 - January 29, 2017	60,619	42.28	60,619	187,437,171
January 30, 2017 - February 26, 2017	76,712	42.25	76,712	184,195,798
February 27, 2017 - April 2, 2017	103,631	40.49	103,631	180,000,269
April 3, 2017 - April 30, 2017	64,908	41.38	64,908	177,314,587
May 1, 2017 - May 28, 2017	294,925	45.25	294,925	163,969,280
May 29, 2017 - July 2, 2017	519,539	46.13	519,539	140,000,468
July 3, 2017 - July 30, 2017	231,350	46.33	231,350	129,281,056
July 31, 2017 - August 27, 2017	310,826	43.09	310,826	115,886,290
August 28, 2017 - October 1, 2017	371,222	42.79	371,222	100,000,479

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

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015	September 28, 2014	September 29, 2013
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$2,753,360	$2,583,469	$2,299,321	$2,483,814	$2,613,755
Operating income	183,342	135,855	87,684	153,833	20,218
Net income (loss) attributable to Tetra Tech	117,874	83,783	39,074	108,266	(2,141)
Diluted net income (loss) attributable to Tetra Tech per share	2.04	1.42	0.64	1.66	(0.03)
Cash dividends paid per share	0.38	0.34	0.30	0.14	—

Balance Sheet Data
Total assets	$1,902,745	$1,800,779	$1,559,242	$1,776,404	$1,799,092
Long-term debt, net of current portion	341,283	331,501	180,972	192,842	203,438
Tetra Tech stockholders' equity	928,453	869,259	856,325	1,012,079	997,763

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2017, our revenue increased 6.6% compared to the prior-year period. This growth includes year-over-year increases for Coffey International Limited ("Coffey") and INDUS Corporation ("INDUS") for the first half of fiscal 2017 compared to the first half of last year since these acquisitions were completed in the second quarter of fiscal 2016. Coffey and INDUS together contributed revenue of $213.4 million in the first six months of fiscal 2017 compared to $94.3 million in the first six months of last year. Excluding these contributions, our revenue increased 2.0% in fiscal 2017 compared to fiscal 2016. Our revenue also reflects a reduction in construction activities compared to last year. This reduction resulted from our decision to exit from select fixed-price construction markets, which are reported in our RCM segment. Revenue from our ongoing business, excluding RCM, Coffey and INDUS, increased 3.5% in fiscal 2017 compared to last year. We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2017, 2016 and 2015 contained 52, 53 and 52 weeks, respectively. We estimate that our revenue comparisons for fiscal 2017 versus last year were consequently reduced by approximately 2%.

U.S. State and Local Government. Our U.S. state and local government revenue increased 13.6% in fiscal 2017 compared to fiscal 2016. We experienced this increase despite the reduction in certain construction activities noted above, especially those related to state transportation projects in the RCM segment. Excluding these activities, our U.S. state and local government revenue increased 19.9% in fiscal 2017 compared to last year. Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. We expect our U.S. state and local government business to continue to grow in fiscal 2018.

U.S. Federal Government. Our U.S. federal government revenue increased 14.9% in fiscal 2017 compared to fiscal 2016. Excluding the first half contributions from Coffey and INDUS, our U.S. federal government business increased 9.1% in fiscal 2017 compared to last year. This growth primarily reflects increased international development and DoD activities. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate growth in U.S. federal government revenue in fiscal 2018.

U.S. Commercial. Our U.S. commercial revenue was flat in fiscal 2017 compared to fiscal 2016. This result primarily reflects reduced work for oil and gas clients, which was partially offset by increased environmental activities. We expect our U.S. commercial revenue to grow modestly in fiscal 2018.

International. Our international revenue increased 1.3% in fiscal 2017 compared to last year. This growth was primarily due to the six month comparisons for Coffey, which contributed international revenue of $138.6 million in the first six months of fiscal 2017 compared to $68.2 million in the first six months of fiscal 2016. Excluding this contribution, our international business decreased 9.3% in fiscal 2017 compared to last year. This decrease reflects the commodity-driven slow-down in economic activity in Canada, primarily in the oil and gas market. We anticipate our international revenue to be stable in fiscal 2018. However, if commodity prices remain low or decrease further, our international business could be negatively impacted.

RESULTS OF OPERATIONS
Fiscal 2017 Compared to Fiscal 2016
Consolidated Results of Operations

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$2,753,360	$2,583,469	$169,891	6.6%
Subcontractor costs	(719,350)	(654,264)	(65,086)	(9.9)
Revenue, net of subcontractor costs (1)	2,034,010	1,929,205	104,805	5.4
Other costs of revenue	(1,680,372)	(1,598,994)	(81,378)	(5.1)
Gross profit	353,638	330,211	23,427	7.1
Selling, general and administrative expenses	(177,219)	(171,985)	(5,234)	(3.0)
Acquisition and integration expenses	—	(19,548)	19,548	NM
Contingent consideration – fair value adjustments	6,923	(2,823)	9,746	NM
Operating income	183,342	135,855	47,487	35.0
Interest expense – net	(11,581)	(11,389)	(192)	(1.7)
Income before income tax expense	171,761	124,466	47,295	38.0
Income tax expense	(53,844)	(40,613)	(13,231)	(32.6)
Net income including noncontrolling interests	117,917	83,853	34,064	40.6
Net income from noncontrolling interests	(43)	(70)	27	38.6
Net income attributable to Tetra Tech	$117,874	$83,783	$34,091	40.7
Diluted earnings per share	$2.04	$1.42	$0.62	43.7

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

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain purchase accounting-related adjustments. Ongoing results also exclude Coffey-related acquisition and integration expenses, and debt pre-payment fees in fiscal 2016. Additionally, ongoing diluted earnings per share ("EPS") for fiscal 2016 excludes the benefit of the retroactive extension of the research and development ("R&D") credit described below. The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 33% and 25% in fiscal 2017 and 2016, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. In fiscal 2016, this average rate was lower than our overall effective tax rate due to certain acquisition and integration expenses, which had no tax benefit. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective years as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
Revenue	$2,753,360	$2,583,469	$169,891	6.6%
RCM	(18,207)	(52,150)	33,943	NM
Ongoing revenue	$2,735,153	$2,531,319	$203,834	8.1

Revenue, net of subcontractor costs	$2,034,010	$1,929,205	$104,805	5.4
RCM	86	(17,267)	17,353	NM
Ongoing revenue, net of subcontractors costs	$2,034,096	$1,911,938	$122,158	6.4

Operating income	$183,342	$135,855	$47,487	35.0
Acquisition and integration expenses	—	19,548	(19,548)	NM
Contingent consideration – fair value adjustments	(6,923)	2,823	(9,746)	NM
Subtotal	176,419	158,226	18,193	11.5
RCM	14,712	11,834	2,878	NM
Ongoing operating income	$191,131	$170,060	$21,071	12.4

EPS	$2.04	$1.42	$0.62	43.7
Contingent consideration – fair value adjustments	(0.08)	0.03	(0.11)	NM
RCM	0.17	0.14	0.03	NM
Acquisition and integration expenses	—	0.29	(0.29)	NM
Coffey debt prepayment	—	0.03	(0.03)	NM
Retroactive R&D tax	—	(0.03)	0.03	NM
Ongoing EPS	$2.13	$1.88	$0.25	13.3

NM = not meaningful
In fiscal 2017, revenue and revenue, net of subcontractor costs, increased $169.9 million, or 6.6%, and $104.8 million, or 5.4%, respectively, compared to the same period last year. The year-over-year comparisons include the above-described reduction in certain construction activities. Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $33.9 million and $17.4 million, respectively, in fiscal 2017 compared to last year. In fiscal 2017, our ongoing revenue and revenue, net of subcontractor costs, increased $203.8 million, or 8.1%, and $122.2 million, or 6.4%, compared to the same period last year. These increases include first half contributions from acquisitions of Coffey and INDUS that were completed in the second quarter of fiscal 2016. Together, these acquisitions contributed revenue of $213.4 million and revenue, net of subcontractor costs, of $154.4 million in the first six months of fiscal 2017 compared to revenue of $94.3 million and revenue, net of subcontractor costs, of $71.0 million in the first six months of fiscal 2016. Excluding these first half contributions, our ongoing revenue and revenue, net of subcontractor costs, increased 3.5% and 2.1%, respectively, in fiscal 2017 compared to the same period in fiscal 2016. These results reflect increased U.S. federal and U.S. state and local government activity partially offset by a decline in our oil and gas activities in North America, particularly in Canada.

Our operating income increased $47.5 million in fiscal 2017 compared to fiscal 2016. The loss from exited construction activities in our RCM segment was $14.7 million in fiscal 2017 compared to $11.8 million last year. Our RCM results are described below under “Remediation and Construction Management.” Additionally, our operating income in fiscal 2016 was reduced by acquisition and integration expenses of $19.5 million related to the acquisition of Coffey. For further detailed information regarding these expenses, see "Fiscal 2016 Acquisition and Integration Expenses" below. Also, our operating income for fiscal 2017 reflects gains of $6.9 million related to changes in the estimated fair value of contingent earn-out liabilities. Conversely, our operating income for fiscal 2016 reflects losses of $2.8 million related to changes in the estimated fair value of contingent earn-out liabilities. These gains and losses are described below under “Fiscal 2017 and 2016 Earn-Out Adjustments.”

Excluding these items, ongoing operating income increased $21.0 million, or 12.4%, in fiscal 2017 compared to fiscal 2016. The increase in our ongoing operating income primarily reflects improved results in our WEI segment. WEI’s operating income increased $21.9 million in fiscal 2017 compared to last year. These results are described below under “Water, Environment and Infrastructure.”

Interest expense, net was $11.6 million in fiscal 2017, compared to $11.4 million last year. Interest expense in the second quarter of fiscal 2016 included debt pre-payment fees of $1.9 million related to the Coffey acquisition. Excluding this item, interest expense, net increased $2.1 million in fiscal 2017 compared to fiscal 2016. This increase reflects higher interest rates (primarily LIBOR), and additional borrowings to fund the Coffey acquisition and other working capital needs.

The effective tax rates for fiscal 2017 and 2016 were 31.3% and 32.6%, respectively. During fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet. As a result, we recognized an income tax benefit of $4.9 million in fiscal 2017. Excluding this item, the effective tax rate for fiscal 2017 was 34.2%. In fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized. Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved. Additionally, during the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which permanently extended the R&D credit retroactive to January 1, 2015. Our income tax expense for fiscal 2016 included an income tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D credit. Excluding these items, the effective tax rate for fiscal 2016 was 30.9%.

EPS was $2.04 in fiscal 2017, compared to $1.42 in fiscal 2016. This increase includes the acquisition and integration expenses and debt pre-payment fees of $21.5 million ($19.0 million after tax) in fiscal 2016. These charges reduced EPS by $0.32 per share in fiscal 2016. The other non-operating items described above (RCM segment results and earn-out gains/losses) also affected the year-over-year comparisons. On the same basis as our ongoing operating income, EPS was $2.13 in fiscal 2017, compared to $1.88 last year.

Fiscal 2017 and 2016 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. During fiscal 2017, we recorded updated valuations to our contingent earn-out liabilities and reported related net gains in operating income totaling $6.9 million. The fiscal 2017 gains primarily resulted from updated valuations of the contingent consideration liabilities for INDUS, which is part of our WEI segment, and Cornerstone Environmental Group ("CEG"), which is part of our RME segment.

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

During fiscal 2017, we also evaluated our estimate of CEG’s contingent consideration liability. This assessment included a review of CEG’s financial results to-date, the status of ongoing projects in CEG’s backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that CEG’s financial results in the remaining earn-out periods would be at a lower level of profitability than our previous estimates. Accordingly, in fiscal 2017, we reduced the CEG contingent earn-out liability, which resulted in a gain of $1.1 million.

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

At October 1, 2017, there was a total maximum of $8.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $2.4 million was estimated as the fair value and accrued on our consolidated balance sheet.
Segment Results of Operations
In fiscal 2017, we managed our operations under three reportable segments. We reported our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the WEI reportable segment. Our RME reportable segment included our oil and gas, energy, international development, waste management, remediation, and utilities services. In addition, we reported the results of the wind-down of our non-core construction activities in the RCM reportable segment.
Water, Environment and Infrastructure (WEI)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$1,146,366	$1,028,281	$118,085	11.5%
Subcontractor costs	(299,459)	(274,826)	(24,633)	(9.0)
Revenue, net of subcontractor costs	$846,907	$753,455	$93,452	12.4

Operating income	$117,894	$95,996	$21,898	22.8
Revenue and revenue, net of subcontractor costs, increased $118.1 million, or 11.5%, and $93.5 million, or 12.4%, in fiscal 2017 compared to fiscal 2016. These increases primarily reflect broad-based revenue growth in our U.S. state and local government project-related infrastructure business. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $59.8 million and $53.2 million, respectively, in fiscal 2017 compared to fiscal 2016. Our U.S. commercial business, primarily related to environmental activities, also grew compared to last year. Our U.S. commercial revenue and revenue, net of subcontractor costs, increased $38.7 million and $8.9 million, respectively, in fiscal 2017 compared to the same period last year. Our U.S. federal business also improved compared to last year, primarily due to an increase in work for the DoD. Operating income increased $21.9 million in fiscal 2017 compared to last year, reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 13.9% in fiscal 2017 from 12.7% in fiscal 2016. This increase in profitability primarily reflects improved revenue and better utilization of resources.
Resource Management and Energy (RME)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$1,666,364	$1,569,702	$96,662	6.2%
Subcontractor costs	(479,175)	(411,219)	(67,956)	(16.5)
Revenue, net of subcontractor costs	$1,187,189	$1,158,483	$28,706	2.5

Operating income	$111,122	$112,202	$(1,080)	(1.0)
Revenue and revenue, net of subcontractor costs, increased $96.7 million and $28.7 million, respectively, compared to fiscal 2016. These increases include Coffey contributions of $201.2 million of revenue and $144.9 million of revenue, net of subcontractor costs, in the first six months of fiscal 2017, compared to $94.3 million and $71.0 million, respectively, in the first half of last year. Coffey’s contributions included the benefit of post-acquisition integration with our existing environmental and international development businesses. Excluding the Coffey contributions, our revenue and revenue, net of subcontractor costs, decreased $10.2 million and $45.2 million, respectively, in fiscal 2017 compared to last year. These decreases reflect the reduction in oil and gas activity in North America, particularly in Canada. Operating income decreased $1.1 million in fiscal 2017 compared to last year. This decrease also reflects the reduction in oil and gas activity.

Remediation and Construction Management (RCM)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$18,207	$52,150	$(33,943)	(65.1)%
Subcontractor costs	(18,293)	(34,883)	16,590	47.6
Revenue, net of subcontractor costs	$(86)	$17,267	$(17,353)	(100.5)

Operating loss	$(14,712)	$(11,834)	$(2,878)	(24.3)
Revenue and revenue, net of subcontractor costs, decreased $33.9 million and $17.4 million, respectively, in fiscal 2017 compared to fiscal 2016. These decreases primarily resulted from our decision at the end of fiscal 2014 to wind-down the RCM construction activities. In addition, in fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.9 million and a related loss in operating income of $3.6 million. In fiscal 2017, we also recognized unfavorable operating income adjustments of $5.7 million related to our updated estimate of the costs to complete fixed-price construction projects. The remaining loss in fiscal 2017 primarily reflects legal costs related to outstanding claims. The operating loss in fiscal 2016 resulted from adverse changes in the estimated costs to complete several projects and legal expenses to resolve various outstanding project claims. In addition, the fiscal 2016 operating loss of $11.8 million includes $7.9 million of losses related to uncollectible accounts receivable, including claims. This loss was partially offset by a gain of $4.6 million resulting from the settlement of a claim with a U.S. federal government client for work completed in fiscal 2013. The remaining RCM backlog at the end of fiscal 2017 was $5.0 million, which will be substantially completed in calendar 2017.

Fiscal 2016 Compared to Fiscal 2015
Consolidated Results of Operations

	Fiscal Year Ended
	October 2, 2016	September 27, 2015	Change
			$	%
	($ in thousands)
Revenue	$2,583,469	$2,299,321	$284,148	12.4%
Subcontractor costs	(654,264)	(580,606)	(73,658)	(12.7)
Revenue, net of subcontractor costs (1)	1,929,205	1,718,715	210,490	12.2
Other costs of revenue	(1,598,994)	(1,402,925)	(196,069)	(14.0)
Gross profit	330,211	315,790	14,421	4.6
Selling, general and administrative expenses	(171,985)	(170,456)	(1,529)	(0.9)
Acquisition and integration expenses	(19,548)	—	(19,548)	NM
Contingent consideration – fair value adjustments	(2,823)	3,113	(5,936)	NM
Impairment of goodwill and other intangible assets	—	(60,763)	60,763	NM
Operating income	135,855	87,684	48,171	54.9
Interest expense – net	(11,389)	(7,363)	(4,026)	(54.7)
Income before income tax expense	124,466	80,321	44,145	55.0
Income tax expense	(40,613)	(41,093)	480	1.2
Net income including noncontrolling interests	83,853	39,228	44,625	113.8
Net income from noncontrolling interests	(70)	(154)	84	54.5
Net income attributable to Tetra Tech	$83,783	$39,074	$44,709	114.4
Diluted earnings per share	$1.42	$0.64	$0.78	121.9

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

NM = not meaningful
The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results, certain purchase accounting-related adjustments, and the impact of changes in foreign exchange translation rates in fiscal 2016 compared to fiscal 2015. Ongoing results also exclude Coffey-related acquisition and integration expenses, and debt pre-payment fees in fiscal 2016. Additionally, ongoing EPS for fiscal 2016 excludes the benefit of the retroactive extension of the R&D credit described below. The effective tax rate applied to the adjustments to EPS to arrive at ongoing EPS averaged 25% and 8% in fiscal 2016 and fiscal 2015, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which they occur. These average rates are lower than our overall effective tax rates due to certain acquisition and integration expenses incurred in fiscal 2016 and most of the impairment of goodwill and other intangible assets in fiscal 2015, which had no tax benefit. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 2, 2016	September 27, 2015	Change
			$	%
Revenue	$2,583,469	$2,299,321	$284,148	12.4%
Foreign exchange	40,749	—	40,749	NM
RCM	(52,150)	(86,575)	34,425	NM
Ongoing revenue	$2,572,068	$2,212,746	$359,322	16.2

Revenue, net of subcontractor costs	$1,929,205	$1,718,715	$210,490	12.2
Foreign exchange	37,684	—	37,684	NM
RCM	(17,267)	(23,275)	6,008	NM
Ongoing revenue, net of subcontractors costs	$1,949,622	$1,695,440	$254,182	15.0

Operating income	$135,855	$87,684	$48,171	54.9
Foreign exchange	1,944	—	1,944	NM
Acquisition and integration expenses	19,548	—	19,548	NM
Contingent consideration – fair value adjustments	2,823	(3,113)	5,936	NM
Impairment of goodwill and other intangible assets	—	60,763	(60,763)	NM
Subtotal	160,170	145,334	14,836	10.2
RCM	11,834	8,614	3,220	NM
Ongoing operating income	$172,004	$153,948	$18,056	11.7%

EPS	$1.42	$0.64	$0.78	121.9
Contingent consideration – fair value adjustments	0.03	(0.04)	0.07	NM
RCM	0.14	0.10	0.04	NM
Acquisition and integration expenses	0.29	—	0.29	NM
Coffey debt prepayment	0.03	—	0.03	NM
Impairment of goodwill and other intangible assets	—	0.93	(0.93)	NM
Retroactive R&D tax	(0.03)	(0.02)	(0.01)	NM
Ongoing EPS	$1.88	$1.61	$0.27	16.8
Foreign exchange	0.03	—	0.03	NM
Ongoing EPS, net of foreign exchange	$1.91	$1.61	$0.30	18.6

NM = not meaningful
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
Our effective tax rates for fiscal 2016 and 2015 were 32.6% and 51.2%, respectively. In fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized. Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible, and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved. Additionally, during the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which permanently extended the federal R&D credit retroactive to January 1, 2015. Our income tax expense for fiscal 2016 included a tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D credit. Our income tax expense for fiscal 2015 included a similar retroactive tax benefit of $1.2 million attributable to operating income during the last nine months of fiscal 2014. Our effective tax rate in fiscal 2015 also reflected the impact of the $60.8 million goodwill and intangible asset impairment charge, of which most was not tax deductible. Excluding these items, our effective tax rates for fiscal 2016 and 2015 were 30.9% and 32.5%, respectively. The lower tax rate this year primarily reflects a measurement change in tax positions taken in prior years relating in large part to developments in our ongoing IRS examination that reduced our effective tax rate by 2.0% in fiscal 2016.
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
Segment Results of Operations
Water, Environment and Infrastructure (WEI)

	Fiscal Year Ended
	October 2, 2016	September 27, 2015	Change
			$	%
	($ in thousands)
Revenue	$1,028,281	$993,631	$34,650	3.5%
Subcontractor costs	(274,826)	(230,355)	(44,471)	(19.3)
Revenue, net of subcontractor costs	$753,455	$763,276	$(9,821)	(1.3)

Operating income	$95,996	$93,142	$2,854	3.1
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

Resource Management and Energy (RME)

	Fiscal Year Ended
	October 2, 2016	September 27, 2015	Change
			$	%
	($ in thousands)
Revenue	$1,569,702	$1,282,046	$287,656	22.4%
Subcontractor costs	(411,219)	(349,882)	(61,337)	(17.5)
Revenue, net of subcontractor costs	$1,158,483	$932,164	$226,319	24.3

Operating income	$112,202	$93,359	$18,843	20.2
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
Remediation and Construction Management (RCM)

	Fiscal Year Ended
	October 2, 2016	September 27, 2015	Change
			$	%
	($ in thousands)
Revenue	$52,150	$86,575	$(34,425)	(39.8)%
Subcontractor costs	(34,883)	(63,300)	28,417	44.9
Revenue, net of subcontractor costs	$17,267	$23,275	$(6,008)	(25.8)

Operating loss	$(11,834)	$(8,614)	$(3,220)	(37.4)
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months. On November 7, 2016, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock, of which $100 million has been repurchased as of October 1, 2017. During fiscal 2017, we declared and paid dividends totaling $0.38 per share ($0.09 for the first and second quarters and $0.10 for the third and fourth quarters) of our common stock. In fiscal 2016, we paid dividends totaling $0.34 per share ($0.08 for the first and second quarters, and $0.09 for the third and fourth quarters) of our common stock.

Subsequent Event. On November 6, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017.

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

As of October 1, 2017, cash and cash equivalents were $190.0 million, an increase of $29.5 million compared to the fiscal 2016 year-end. The increase was due to cash generated from operating activities and net borrowings, partially offset by cash used for capital expenditures, business acquisitions, share repurchases and dividends.
Operating Activities.    For fiscal 2017, net cash provided by operating activities was $138.0 million compared to $142.0 million in fiscal 2016. The fiscal 2017 amount was lowered by payments to tax authorities related to completed examinations totaling $21.5 million, which was accrued in prior years. Cash provided by operating activities in fiscal 2016 included $30.5 million in acquisition and integration expenses related to Coffey. Excluding these items, net cash provided by operating activities decreased $13.0 million in fiscal 2017 compared to last year primarily due to the timing of collections from projects with milestone payment schedules.
Investing Activities.    Net cash used in investing activities was $17.0 million in fiscal 2017, a decrease of $77.1 million compared to the prior-year period, primarily due to the acquisitions of Coffey and INDUS in fiscal 2016.
Financing Activities.    For fiscal 2017, net cash used in financing activities was $94.8 million, which primarily reflected stock repurchases of $100.0 million, partially offset by net borrowings of $9.7 million. For fiscal 2016, net cash used in financing activities was $25.4 million, which primarily reflected stock repurchases of $99.5 million, partially offset by net borrowings of $80.5 million.
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

As of October 1, 2017, we had $356.4 million in outstanding borrowings under the Credit Agreement, which was comprised of $161.4 million under the Term Loan Facility and $195 million under the Revolving Credit Facility at a weighted-average interest rate of 2.45% per annum. In addition, we had $0.9 million in standby letters of credit under the Credit Agreement.

Our average effective weighted-average interest rate on borrowings outstanding at October 1, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 2.65%. At October 1, 2017, we had $264 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with four banks to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $23.9 million, of which $4.9 million was issued in currencies other than the U.S. dollar.

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

At October 1, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 1.62x and a consolidated fixed charge coverage ratio of 2.27x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

At the time of acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility. The facility was amended to provide for a secured AUD$30 million facility, which was used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expired on April 5, 2017, and prior to its expiration, a new facility was entered into with a new bank to provide for an AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At October 1, 2017, there were no borrowings outstanding under this facility; there are bank guarantees outstanding of $5.6 million, which were issued in currencies other than the U.S. dollar.
Inflation.    We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends.    Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 7, 2016	$0.09	December 1, 2016	$5,144	December 14, 2016
January 30, 2017	$0.09	February 17, 2017	$5,157	March 3, 2017
May 1, 2017	$0.10	May 18, 2017	$5,738	June 2, 2017
July 31, 2017	$0.10	August 17, 2017	$5,633	September 1, 2017
November 6, 2017	$0.10	November 30, 2017	N/A	December 15, 2017

Contractual Obligations.    The following sets forth our contractual obligations at October 1, 2017:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$356,436	$15,374	$341,062	$—	$—
Other debt	68	58	10	—	—
Interest (1)	10,015	4,151	5,864	—	—
Capital leases	369	158	211	—	—
Operating leases (2)	254,165	77,854	108,539	46,002	21,770
Contingent earn-outs (3)	2,438	2,024	414	—	—
Deferred compensation liability	25,176	—	—	—	25,176
Unrecognized tax benefits (4)	9,337	6,458	2,879	—	—
Total	$658,004	$106,077	$458,979	$46,002	$46,946

(1)	Interest primarily related to the Term Loan Facility is based on a weighted-average interest rate at October 1, 2017, on borrowings that are presently outstanding.

(2)	Predominantly represents real estate leases.

(3)	Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions. The remaining maximum contingent earn-out obligations for these acquisitions total $8.9 million.

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

As of October 1, 2017 and October 2, 2016, the liability for income taxes associated with uncertain tax positions was $6.0 million and $13.3 million, respectively. The net decrease in the liability during fiscal 2017 was primarily attributable to activity related to examinations conducted by various taxing authorities.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months. These changes would be the result of ongoing examinations.
Off-Balance Sheet Arrangements
In the ordinary course of business, we may use off-balance sheet arrangements if we believe that such arrangements would be an efficient way to lower our cost of capital or help us manage the overall risks of our business operations. We do not believe that such arrangements have had a material adverse effect on our financial position or our results of operations.
The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At October 1, 2017, we had $0.9 million in standby letters of credit outstanding under our Credit Agreement, $23.9 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.6 million of bank guarantees under the existing Coffey facility.

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
Revenue Recognition and Contract Costs
We recognize revenue for most of our contracts using the percentage-of-completion method, primarily based on contract costs incurred to date compared to total estimated contract costs. We generally utilize the cost-to-cost approach to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule; the cost of materials and labor productivity; and the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. Changes in total estimated contract cost and losses, if any, could materially impact our financial condition, results of operations or cash flows.
We recognize revenue for work performed under three major types of contracts: fixed-price, time-and-materials and cost-plus.
Fixed-Price.    Under fixed-price contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We generally recognize revenue on fixed-price contracts using the percentage-of-completion method. If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract's progress becomes available.
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
We record in our consolidated balance sheets amounts representing our estimated liability for self-insurance claims. We utilize actuarial analyses to assist in determining the level of accrued liabilities to establish for our employee medical and workers' compensation self-insurance claims that are known and have been asserted against us, as well as for self-insurance claims that are believed to have been incurred based on actuarial analyses but have not yet been reported to our claims administrators at the balance sheet date. We include any adjustments to such insurance reserves in our consolidated statements of income.
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
Stock-Based Compensation
Our stock-based compensation plans include stock options, restricted stock, restricted stock units ("RSUs"), performance share units ("PSUs"), and an employee stock purchase plan for our eligible employees and outside directors. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires management to make assumptions and apply judgment to determine the fair value of our awards. These assumptions and judgments include future employee turnover rates, along with estimating the future volatility of our stock price, future stock option exercise behaviors and, for performance-

based awards, the achievement of company performance goals. Our stock-based compensation expense was $13.5 million, $13.0 million and $10.9 million for fiscal 2017, 2016 and 2015, respectively.
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
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 3, 2017 (i.e. the first day of our fourth quarter in fiscal 2017), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 20%.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (See Note 2, "Basis of Presentation and Preparation  – Fair Value of Financial Instruments" of the "Notes to Consolidated Financial Statements" included in Item 8). We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
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
Income Taxes
We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at October 1, 2017, primarily net operating losses and certain foreign intangibles, will not be realized, and we have reserved accordingly.
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

We are exposed to interest rate risk under our Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 29, 2020. At October 1, 2017, we had borrowings outstanding under the Credit Agreement of $356.4 million at a weighted-average interest rate of 2.45% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at October 1, 2017, was 2.65%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both fiscal 2017 and fiscal 2016. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2017 and 2016, 26.7% and 28.1% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2017, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $29.5 million compared to an increase in equity of $15.2 million in fiscal 2016. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Tetra Tech, Inc. and its subsidiaries as of October 1, 2017 and October 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Los Angeles, California
November 20, 2017

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	October 1, 2017	October 2, 2016
Current assets:
Cash and cash equivalents	$189,975	$160,459
Accounts receivable – net	788,767	714,336
Prepaid expenses and other current assets	49,969	46,262
Income taxes receivable	13,312	14,371
Total current assets	1,042,023	935,428
Property and equipment – net	56,835	67,827
Investments in and advances to unconsolidated joint ventures	2,700	2,064
Goodwill	740,886	717,988
Intangible assets – net	26,688	48,962
Deferred income taxes	1,763	630
Other long-term assets	31,850	27,880
Total assets	$1,902,745	$1,800,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$177,638	$158,773
Accrued compensation	143,408	129,184
Billings in excess of costs on uncompleted contracts	117,499	88,223
Current portion of long-term debt	15,588	15,510
Current contingent earn-out liabilities	2,024	4,296
Other current liabilities	81,511	85,100
Total current liabilities	537,668	481,086
Deferred income taxes	43,781	60,348
Long-term debt	341,283	331,501
Long-term contingent earn-out liabilities	414	4,461
Other long-term liabilities	50,975	53,980
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 1, 2017 and October 2, 2016	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,873 and 57,042 shares at October 1, 2017 and October 2, 2016, respectively	559	570
Additional paid-in capital	193,835	260,340
Accumulated other comprehensive loss	(98,500)	(128,008)
Retained earnings	832,559	736,357
Tetra Tech stockholders' equity	928,453	869,259
Noncontrolling interests	171	144
Total equity	928,624	869,403
Total liabilities and equity	$1,902,745	$1,800,779
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Revenue	$2,753,360	$2,583,469	$2,299,321
Subcontractor costs	(719,350)	(654,264)	(580,606)
Other costs of revenue	(1,680,372)	(1,598,994)	(1,402,925)
Gross profit	353,638	330,211	315,790
Selling, general and administrative expenses	(177,219)	(171,985)	(170,456)
Acquisition and integration expenses	—	(19,548)	—
Contingent consideration – fair value adjustments	6,923	(2,823)	3,113
Impairment of goodwill and other intangible assets	—	—	(60,763)
Operating income	183,342	135,855	87,684
Interest income	729	996	680
Interest expense	(12,310)	(12,385)	(8,043)
Income before income tax expense	171,761	124,466	80,321
Income tax expense	(53,844)	(40,613)	(41,093)
Net income including noncontrolling interests	117,917	83,853	39,228
Net income from noncontrolling interests	(43)	(70)	(154)
Net income attributable to Tetra Tech	$117,874	$83,783	$39,074
Earnings per share attributable to Tetra Tech:
Basic	$2.07	$1.44	$0.64
Diluted	$2.04	$1.42	$0.64
Weighted-average common shares outstanding:
Basic	56,911	58,186	60,913
Diluted	57,913	58,966	61,532
Cash dividends paid per share	$0.38	$0.34	$0.30
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Net income including noncontrolling interests	$117,917	$83,853	$39,228
Foreign currency translation adjustments	27,902	14,392	(98,287)
Gain (loss) on cash flow hedge valuations	1,614	774	(2,489)
Other comprehensive income (loss), net of tax	29,516	15,166	(100,776)

Comprehensive income (loss) including noncontrolling interests	147,433	99,019	(61,548)

Net income attributable to noncontrolling interests	(43)	(70)	(154)
Foreign currency translation adjustments, net of tax	(8)	(3)	143
Comprehensive income attributable to noncontrolling interests	(51)	(73)	(11)

Comprehensive income (loss) attributable to Tetra Tech	$147,382	$98,946	$(61,559)
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended September 27, 2015, October 2, 2016, and October 1, 2017
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 28, 2014	62,591	$626	$402,516	$(42,538)	$651,475	$1,012,079	$977	$1,013,056
Comprehensive income, net of tax:
Net income					39,074	39,074	154	39,228
Foreign currency translation adjustments				(98,144)		(98,144)	(143)	(98,287)
Loss on cash flow hedge valuations				(2,489)		(2,489)		(2,489)
Comprehensive income (loss), net of tax						(61,559)	11	(61,548)
Distributions paid to noncontrolling interests							(515)	(515)
Cash dividend of $0.30 per common share					(18,240)	(18,240)		(18,240)
Stock-based compensation			10,926			10,926		10,926
Stock options exercised	510	5	8,985			8,990		8,990
Shares issued for Employee Stock Purchase Plan	243	3	5,200			5,203		5,203
Stock repurchases	(3,963)	(40)	(100,460)			(100,500)		(100,500)
Tax benefit for stock options			(574)			(574)		(574)
BALANCE AT SEPTEMBER 27, 2015	59,381	594	326,593	(143,171)	672,309	856,325	473	856,798
Comprehensive income, net of tax:
Net income					83,783	83,783	70	83,853
Foreign currency translation adjustments				14,389		14,389	3	14,392
Gain on cash flow hedge valuations				774		774		774
Comprehensive income, net of tax						98,946	73	99,019
Distributions paid to noncontrolling interests							(402)	(402)
Cash dividends of $0.34 per common share					(19,735)	(19,735)		(19,735)
Stock-based compensation			12,964			12,964		12,964
Stock options exercised	920	9	15,814			15,823		15,823
Shares issued for Employee Stock Purchase Plan	209	2	4,705			4,707		4,707
Stock repurchases	(3,468)	(35)	(99,465)			(99,500)		(99,500)
Tax benefit for stock options			(271)			(271)		(271)
BALANCE AT OCTOBER 2, 2016	57,042	570	260,340	(128,008)	736,357	869,259	144	869,403
Comprehensive income, net of tax:
Net income					117,874	117,874	43	117,917
Foreign currency translation adjustments				27,894		27,894	8	27,902
Gain on cash flow hedge valuations				1,614		1,614		1,614
Comprehensive income, net of tax						147,382	51	147,433
Distributions paid to noncontrolling interests							(24)	(24)
Cash dividends of $0.38 per common share					(21,672)	(21,672)		(21,672)
Stock-based compensation			13,450			13,450		13,450
Stock options exercised	907	10	15,084			15,094		15,094
Shares issued for Employee Stock Purchase Plan	190	2	4,938			4,940		4,940
Stock repurchases	(2,266)	(23)	(99,977)			(100,000)		(100,000)
BALANCE AT OCTOBER 1, 2017	55,873	$559	$193,835	$(98,500)	$832,559	$928,453	$171	$928,624
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$117,917	$83,853	$39,228
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,756	45,588	44,201
Equity in income of unconsolidated joint ventures	(4,699)	(1,652)	(5,131)
Distributions of earnings from unconsolidated joint ventures	4,052	2,796	5,252
Stock-based compensation	13,450	12,964	10,926
Excess tax benefits from stock-based compensation	—	(918)	(172)
Deferred income taxes	(9,957)	6,051	8,412
Provision (recovery) for doubtful accounts	2,847	8,082	(1,034)
Impairment of goodwill and other intangible assets	—	—	60,763
Fair value adjustments to contingent consideration	(6,923)	2,823	(3,113)
Lease termination costs and related asset impairment	—	2,946	342
Gain on disposal of property and equipment	(103)	(537)	(6,014)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(64,781)	9,062	40,345
Prepaid expenses and other assets	(8,317)	3,720	12,970
Accounts payable	18,597	(3,002)	(26,901)
Accrued compensation	13,413	8,434	(7,676)
Billings in excess of costs on uncompleted contracts	28,298	(13,874)	(10,319)
Other liabilities	2,167	(19,321)	(7,143)
Income taxes receivable/payable	(13,725)	(4,995)	7,911
Net cash provided by operating activities	137,992	142,020	162,847
Cash flows from investing activities:
Capital expenditures	(9,741)	(11,945)	(24,296)
Payments for business acquisitions, net of cash acquired	(8,039)	(81,259)	(11,680)
Changes in restricted cash	—	(2,519)	4,530
Proceeds from sale of property and equipment	905	3,076	10,426
Investments in unconsolidated joint ventures	(85)	(1,368)	—
Net cash used in investing activities	(16,960)	(94,015)	(21,020)
Cash flows from financing activities:
Payments on long-term debt	(233,865)	(148,485)	(75,459)
Proceeds from borrowings	243,553	229,049	64,794
Payments of contingent earn-out liabilities	(1,319)	(3,251)	(3,199)
Debt pre-payment costs	—	(1,935)	(1,457)
Distributions paid to noncontrolling interests	(24)	(402)	(515)
Excess tax benefits from stock-based compensation	—	918	172
Repurchases of common stock	(100,000)	(99,500)	(100,500)
Net proceeds from issuance of common stock	18,555	17,953	10,825
Dividends paid	(21,672)	(19,735)	(18,240)
Net cash used in financing activities	(94,772)	(25,388)	(123,579)
Effect of foreign exchange rate changes on cash	3,256	2,516	(5,301)
Net increase in cash and cash equivalents	29,516	25,133	12,947
Cash and cash equivalents at beginning of year	160,459	135,326	122,379
Cash and cash equivalents at end of year	$189,975	$160,459	$135,326
Supplemental information:
Cash paid during the year for:
Interest	$11,504	$12,575	$7,323
Income taxes, net of refunds of $2.1 million, $3.2 million and $5.4 million	$72,578	$35,273	$23,268
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
In fiscal 2017, we managed our operations under three reportable segments. We report our water resources, water and wastewater treatment, environment, and infrastructure engineering activities in the Water, Environment and Infrastructure ("WEI") reportable segment. Our Resource Management and Energy ("RME") reportable segment includes our oil and gas, energy, international development, waste management, remediation, and utilities services. In addition, we report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2017, 2016 and 2015 contained 52, 53 and 52 weeks, respectively.
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
Fixed-Price.     Under fixed-price contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We generally recognize revenue on fixed-price contracts using the percentage-of-completion method. If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract's progress becomes available.
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
Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with maturities of 90 days or less at the date of purchase. Restricted cash of $2.7 million was included in "Prepaid expenses and other current assets" on the consolidated balance sheet at fiscal 2017 year-end.
Insurance Matters, Litigation and Contingencies.    In the normal course of business, we are subject to certain contractual guarantees and litigation. In addition, we maintain insurance coverage for various aspects of our business and operations. We record in our consolidated balance sheets amounts representing our estimated liability for these legal and insurance obligations. We include any adjustments to these liabilities in our consolidated statements of income.
Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 1, 2017 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 3, 2017 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (See Note 6, "Goodwill and Intangible Assets" for further discussion). We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
Income Taxes.    We file a consolidated U.S. federal income tax return and a combined California franchise tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at October 1, 2017 will not be realized.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 23% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2017 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 45%, 28% and 27% of our fiscal 2017 revenue was generated from our U.S government, U.S. commercial and international clients, respectively (see Note 18, "Reportable Segments" for more information).
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
Recently Adopted and Pending Accounting Guidance.    In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. This guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. During the first quarter of fiscal 2017, we adopted this guidance and, as a result, we recognized income tax benefits of $4.9 million in our consolidated statement of income for fiscal 2017. We also reported $4.9 million as part of our cash flows from operating activities on our consolidated statement of cash flows for fiscal 2017.
In May 2014, the FASB issued an accounting standard that will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We continue to evaluate the impact of the new guidance on our consolidated financial statements. We expect to adopt the new standard on October 1, 2018 (the first day of fiscal 2019), using the modified retrospective method that may result in a cumulative effect adjustment as of the date of adoption.

In January 2015, the FASB issued an amendment to the accounting guidance related to the income statement presentation of extraordinary and unusual items. The amendment eliminates from U.S. GAAP the concept of extraordinary items. The guidance was effective for us in the first quarter of fiscal 2017, and the adoption of this guidance had no impact on our consolidated financial statements.

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

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash and in the statement of cash flows. This guidance is effective for us in the first quarter of fiscal 2018. We do not expect that this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. This guidance is effective for us in the first quarter of fiscal year 2019, and interim periods within those years, with early adoption permitted. We adopted this guidance in the first quarter of fiscal 2017, and the adoption of this guidance had no impact on our consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for us in the first quarter of fiscal 2021, on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance in the first quarter of fiscal 2018 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued accounting guidance on hedging activities. The amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for us in the first quarter of fiscal 2020, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this guidance will have on our consolidated financial statements.
3.           Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. In fiscal 2017, we repurchased through open market purchases under this program a total of 2,266,397 shares at an average price of $44.12 for a total cost of $100.0 million.

On November 7, 2016, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on December 14, 2016 to stockholders of record as of the close of business on December 1, 2016. On January 30, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on March 3, 2017 to stockholders of record as of the close of business on February 17, 2017. On May 1, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on June 2, 2017 to stockholders of record as of the close of business on May 18, 2017. On July 31, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on September 1, 2017 to stockholders of record as of the close of business on August 17, 2017. Dividends totaling 21.7 million and $19.7 million were paid in fiscal 2017 and 2016, respectively.
Subsequent Events.    On November 6, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017.
4.           Accounts Receivable – Net and Revenue Recognition
Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following at October 1, 2017 and October 2, 2016:

	October 1, 2017	October 2, 2016
	(in thousands)
Billed	$376,287	$364,287
Unbilled	404,899	356,147
Contract retentions	39,840	29,135
Total accounts receivable – gross	821,026	749,569
Allowance for doubtful accounts	(32,259)	(35,233)
Total accounts receivable – net	$788,767	$714,336

Billings in excess of costs on uncompleted contracts	$117,499	$88,223
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Except for amounts related to claims as discussed below, most of our unbilled receivables at October 1, 2017 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.
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
Total accounts receivable at October 1, 2017 and October 2, 2016 included $59 million and $45 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. As a result of this assessment, in fiscal 2017, we recognized a reduction of revenue of $4.9 million and related losses in operating income of $3.6 million in our RCM segment. In fiscal 2016, we collected $13.4 million to settle claims of $8.8 million, which resulted in gains in operating income of $4.6 million in the RCM segment. In fiscal 2016, we also recognized reductions in operating income in our RCM segment and a related increase in the allowance for doubtful accounts of $7.9 million as a result of our updated assessment of the collectability of certain accounts receivable, of which $4.6 million related to unsettled claims. Related to these same projects, we have claims and potential claims against us from both our subcontractors and customers for back charges. We believe these claims are without merit and thus any liability is considered remote at this time. However, changes in these estimates could result in the recognition of additional project costs and losses in the period when changes to estimate are made.
Billed accounts receivable related to U.S. federal government contracts were $45.4 million and $47.4 million at October 1, 2017 and October 2, 2016, respectively. U.S. federal government contracts unbilled receivables were $109.7 million and $92.2 million at October 1, 2017 and October 2, 2016, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at October 1, 2017 and October 2, 2016.
We recognize revenue for most of our contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $8.0 million ($2.3 million in the RME segment and $5.7 million in the RCM segment) during fiscal 2017. We recognized net unfavorable operating income adjustments during fiscal 2016 of $2.3 million (all in the RCM segment) and during fiscal 2015 of $8.9 million. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of October 1, 2017 and October 2, 2016, our consolidated balance sheets included liabilities for anticipated losses of $8.1 million and $6.7 million, respectively. The estimated cost to complete the related contracts as of October 1, 2017 was $5.0 million.
5.           Mergers and Acquisitions
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
In the second quarter of fiscal 2016, we acquired control of Coffey International Limited ("Coffey"), headquartered in Sydney, Australia. Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience. Coffey significantly expands our geographic presence, particularly in Australia and Asia Pacific, and is part of our RME segment. In addition to Australia, Coffey's international development business has operations supporting federal government agencies in the U.S., Australia and the United Kingdom. The fair value of the purchase price for Coffey was $76.1 million, in addition to $65.1 million of assumed debt, which consisted of secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million. All of this debt was paid in full in the second quarter of fiscal 2016 subsequent to the acquisition.
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
Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to the fiscal 2017 acquisition primarily represents the value of a workforce with distinct expertise in the environmental and ecological markets. The goodwill additions related to the fiscal 2016 acquisitions primarily represent the value of workforces with distinct expertise in the international development, geoscience, and software applications management markets. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in the consolidated financial statements from their respective closing dates.
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

	Pro-Forma
	Fiscal Year Ended
	October 1, 2017	October 2, 2016
	(in thousands, except per share data)
Revenue	$2,753,360	$2,714,658
Operating income	183,342	152,676
Net income attributable to Tetra Tech	117,874	98,871
Earnings per share attributable to Tetra Tech
Basic	$2.07	$1.70
Diluted	$2.04	$1.68
Acquisition and integration expenses in the accompanying consolidated statements of income are comprised of the following:

Fiscal Year Ended October 2, 2016
(in thousands)
Severance including change in control payments	$10,917
Professional services	5,685
Real estate-related	2,946
Total	$19,548

As of October 2, 2016, all of the acquisition and integration expenses incurred to date had been paid. All acquisition and integration expenses are included in our Corporate reportable segment, as presented in Note 18, "Reportable Segments". In addition, in the second quarter of fiscal 2016, we repaid Coffey's bank loans and corporate bonds in full, including $1.9 million in pre-payment charges that are included in interest expense.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During fiscal 2017, we recorded adjustments to our contingent earn-out liabilities and reported related net gains in operating income totaling $6.9 million. These gains resulted from updated valuations of the contingent consideration liabilities for INDUS and CEG. During fiscal 2016, we increased our contingent earn-out liabilities and reported related losses in operating income of $2.8 million. These losses include a $1.8 million charge that reflected our updated valuation of the contingent consideration liability for CEG. This valuation included our updated projection of CEG's financial performance during the earn-out period, which exceeded our original estimate at the acquisition date. The remaining $1.0 million loss represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.
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

During the second quarter of fiscal 2017, we evaluated our estimate of CEG’s contingent consideration liability for the remaining two earn-out periods. This assessment included a review of CEG’s financial results to-date in the second earn-out period, the status of ongoing projects in CEG’s backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that CEG’s operating income in both the second and third earn-out periods would be lower than our previous estimate. Accordingly, we reduced the CEG contingent earn-out liability to $1.8 million as of April 2, 2017, which resulted in a gain of $2.1 million in the second quarter of fiscal 2017. The second earn-out payment of $1.3 million was made in the fourth quarter of fiscal 2017.

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

During fiscal 2016, we also recognized a $1.0 million loss, which represented the final cash settlement of an earn-out liability that was valued at $0 at the end of fiscal 2015.
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
At October 1, 2017, there was a total maximum of $8.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $2.4 million was estimated as the fair value and accrued on our consolidated balance sheet.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Beginning balance (at fair value)	$8,757	$4,169	$7,030
Estimated earn-out liabilities for acquisitions during the fiscal year	1,604	4,745	4,100
Increases due to re-measurement of fair value reported in interest expense	260	271	136
Net increase (decrease) due to re-measurement of fair value reported as losses (gains) in operating income	(6,923)	2,823	(3,113)
Foreign exchange impact	59	—	(785)
Earn-out payments:
Reported as cash used in operating activities	—	—	—
Reported as cash used in financing activities	(1,319)	(3,251)	(3,199)
Ending balance (at fair value)	$2,438	$8,757	$4,169
Subsequent Event. On October 2, 2017, we acquired Glumac, a leader in sustainable infrastructure design. The company has more than 300 employees and incorporates innovative sustainable technologies and solutions into each of its designs, including the design and engineering of Leadership in Energy and Environmental Design (LEED) standard and Net-Zero infrastructure.
6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	WEI	RME	Total
	(in thousands)
Balance at September 27, 2015	$210,748	$390,631	$601,379
Goodwill additions	9,080	98,538	107,618
Goodwill adjustments	—	1,687	1,687
Foreign exchange translation	2,125	5,179	7,304
Balance at October 2, 2016	221,953	496,035	717,988
Goodwill additions	—	7,055	7,055
Goodwill adjustments	13,509	(12,804)	705
Foreign exchange translation	6,273	8,865	15,138
Balance at October 1, 2017	$241,735	$499,151	$740,886
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 3, 2017 (i.e. the first day of our fourth quarter in fiscal 2017), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 20%. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in the recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, such as a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
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
Our fourth quarter 2017 and 2016 goodwill impairment reviews indicated that we had no other impairment of goodwill, and all of our other reporting units had estimated fair values that were in excess of their carrying values, including goodwill. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.
Foreign exchange translation relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for WEI were $324.1 million and $304.4 million at October 1, 2017 and October 2, 2016, respectively, excluding $82.4 million of accumulated impairment. The gross amounts of goodwill for RME were $532.4 million and $529.2 million at October 1, 2017 and October 2, 2016, respectively, excluding $33.2 million of accumulated impairment.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	October 1, 2017			October 2, 2016
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	0.1	$495	$(493)	$881	$(840)
Client relations	2.9	90,297	(75,074)	112,367	(83,514)
Backlog	1.4	21,518	(13,301)	23,018	(7,536)
Technology and trade names	3.3	6,685	(3,439)	7,778	(3,192)
Total		$118,995	$(92,307)	$144,044	$(95,082)
Foreign currency translation adjustments reduced net identifiable intangible assets by $0.1 million and $1.1 million in fiscal 2017 and 2016, respectively. Amortization expense for the identifiable intangible assets for fiscal 2017, 2016 and 2015 was $22.8 million, $22.1 million and $20.2 million, respectively.
Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)
2018	$14,548
2019	7,034
2020	2,802
2021	1,664
2022	411
Beyond	229
Total	$26,688
7.           Property and Equipment
Property and equipment consisted of the following:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Land and buildings	$3,680	$3,683
Equipment, furniture and fixtures	150,026	180,750
Leasehold improvements	27,689	30,261
Total property and equipment	181,395	214,694
Accumulated depreciation	(124,560)	(146,867)
Property and equipment, net	$56,835	$67,827
The depreciation expense related to property and equipment was $22.2 million, $22.8 million and $23.1 million for fiscal 2017, 2016 and 2015, respectively.

8.           Income Taxes
The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Income before income taxes:
United States	$166,074	$113,576	$118,822
Foreign	5,687	10,890	(38,501)
Total income before income taxes	$171,761	$124,466	$80,321
Income tax expense consisted of the following:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
		(in thousands)
Current:
Federal	$45,604	$22,277	$23,836
State	8,860	5,634	5,072
Foreign	9,337	6,651	3,773
Total current income tax expense	63,801	34,562	32,681

Deferred:
Federal	(4,251)	6,231	7,218
State	(945)	(16)	2,335
Foreign	(4,761)	(164)	(1,141)
Total deferred income tax expense	(9,957)	6,051	8,412

Total income tax expense	$53,844	$40,613	$41,093

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	3.1	5.0
Research and Development ("R&D") credit	(1.8)	(3.4)	(3.8)
Domestic production deduction	(0.7)	(0.7)	(0.8)
Tax differential on foreign earnings	—	(1.6)	(3.8)
Non-taxable foreign interest income	(2.9)	(3.9)	(5.9)
Non-deductible executive compensation	—	2.0	—
Goodwill and contingent consideration	—	—	19.2
Stock compensation	(2.8)	0.3	0.5
Valuation allowance	(0.5)	2.4	5.7
Change in uncertain tax positions	1.8	(2.0)	—
Other	(0.2)	1.4	0.1
Total income tax expense	31.3%	32.6%	51.2%
The effective tax rates for fiscal 2017 and 2016 were 31.3% and 32.6%, respectively. During fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet. As a result, we recognized an income tax benefit of $4.9 million in fiscal 2017. Excluding this items, the effective tax rate for fiscal 2017 was 34.2%. In fiscal 2017, the Internal Revenue Service (“IRS”) concluded their examination for fiscal years 2010 through 2013, and we recognized a related $1.2 million tax benefit in fiscal 2017. Additionally, as a result of prior-year tax examinations, we made payments to tax authorities totaling approximately $23 million in fiscal 2017.

In fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized. Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved. Additionally, during the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which permanently extended the R&D credit retroactive to January 1, 2015. Our income tax expense for fiscal 2016 included an income tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D credit. Excluding these items, the effective tax rate for fiscal 2016 was 30.9%.
We are currently under examination by the Internal Revenue Service for fiscal years 2014 through 2016, and by the California Franchise Tax Board for fiscal years 2004 through 2009. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2010.

Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Deferred Tax Assets:
State taxes	$598	$697
Reserves and contingent liabilities	2,941	2,539
Allowance for doubtful accounts	4,273	3,817
Accrued liabilities	22,466	24,663
Stock-based compensation	10,069	10,684
Intangibles	—	—
Loss carry-forwards	28,261	23,514
Valuation allowance	(25,326)	(25,447)
Total deferred tax assets	43,282	40,467

Deferred Tax Liabilities:
Unbilled revenue	(46,408)	(54,638)
Prepaid expense	(6,253)	(2,921)
Intangibles	(24,328)	(33,268)
Property and equipment	(8,311)	(9,358)
Total deferred tax liability	(85,300)	(100,185)

Net deferred tax liabilities	$(42,018)	$(59,718)
At October 1, 2017, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $68.4 million are expected to be permanently reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to U.S. income taxes and foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at October 1, 2017, the incremental federal tax applicable to those earnings would be approximately $6.2 million.
At October 1, 2017, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2023 to 2036; and available foreign NOL carry forwards of $92.9 million, of which $28.8 million expire at various dates from 2023 to 2037, and $64.0 million have no expiration date. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards and certain foreign intangibles for which a valuation allowance of $25.3 million has been provided.
At October 1, 2017, we had $9.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of fiscal year 2017 were $9.3 million of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Beginning balance	$22,786	$21,618	$21,717
Additions for current year tax positions	1,060	2,802	1,147
Additions for prior year tax positions	2,365	1,466	2,309
Reductions for prior year tax positions	(6,875)	(3,100)	(23)
Settlements	(9,999)	—	(3,532)
Ending balance	$9,337	$22,786	$21,618
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2017 and 2016, we accrued additional interest expense of $0.4 million $0.2 million, respectively, and recorded reductions in accrued interest of $0.9 million and $0 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at October 1, 2017 and October 2, 2016 was $1.1 million and $1.0 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Credit facilities	$356,438	$346,813
Other	433	198
Total long-term debt	356,871	347,011
Less: Current portion of long-term debt	(15,588)	(15,510)
Long-term debt, less current portion	$341,283	$331,501
On May 7, 2013, we entered into a credit agreement that provided for a $205 million term loan facility and a $460 million revolving credit facility that was scheduled to mature in May 2018. On May 29, 2015, we entered into a third amendment to our credit agreement (as amended, the "Credit Agreement") that extended the maturity date for these facilities to May 2020. The Credit Agreement is a $654.8 million senior secured, five-year facility that provides for a $194.8 million term loan facility (the "Term Loan Facility") and a $460 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement allows us to, among other things, finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions. The Revolving Credit Facility includes a $150 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $150 million sublimit for multicurrency borrowings. The interest rate provisions of the Term Loan Facility and the Revolving Credit Facility did not materially change.
The Term Loan Facility is subject to quarterly amortization of principal, with $10.3 million payable in year 1, and $15.4 million payable in years 2 through 5. The Term Loan may be prepaid at any time without penalty. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank's prime rate or the Eurocurrency rate plus1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Term Loan Facility is subject to the same interest rate provisions. The interest rate of the Term Loan Facility at the date of inception was 1.57%. The Credit Agreement expires on May 29, 2020, or earlier at our discretion upon payment in full of loans and other obligations.
As of October 1, 2017, we had $356.4 million in outstanding borrowings under the Credit Agreement, which was comprised of $161.4 million under the Term Loan Facility and $195.0 million under the Revolving Credit Facility at a weighted-average interest rate of 2.45% per annum. In addition, we had $0.9 million in standby letters of credit under the Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at October 1, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments", was 2.65%. At

October 1, 2017, we had $264.0 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with four banks to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $23.9 million, of which $4.9 million was issued in currencies other than the U.S. dollar.
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
At October 1, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 1.62x and a consolidated fixed charge coverage ratio of 2.27x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.
At the time of the acquisition, Coffey had an existing secured credit facility with a bank, comprised of an overdraft facility, a term facility and a bank guaranty facility. This facility was amended in March 2016 to extend the term to April 2016, and allow for the issuance of a parent guarantee and release of certain subsidiary guarantors. The facility was amended again to provide for a secured AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expired in April 2017, and prior to its expiration, a new facility was entered into with a new bank to provide for an AUD$30 million facility, which may be used by Coffey for bank overdrafts, short-term cash advances or bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At October 1, 2017, there were no borrowings outstanding under this facility; bank guarantees outstanding were $5.6 million, which was issued in currencies other than the U.S. dollar.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2018	$15,588
2019	15,595
2020	325,688
2021	—
2022	—
Beyond	—
Total	$356,871

10.         Leases
We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2017, 2016 and 2015, we recognized $71.3 million, $75.0 million and $66.4 million of expense associated with operating leases, respectively. The following are amounts payable under non-cancelable operating and capital lease commitments for the next five fiscal years and beyond:

	Operating	Capital
	(in thousands)
2018	$77,854	$158
2019	62,634	211
2020	45,906	—
2021	28,740	—
2022	17,261	—
Beyond	21,770	—
Total	$254,165	$369
Less: Amounts representing interest		2
Net present value		$367
We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $2.9 million in fiscal 2016. These amounts were initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2025.
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
The following is a reconciliation of the beginning and ending balances of these liabilities related to lease contract termination costs:

	WEI	RME	RCM	Total
	(in thousands)
Balance at September 27, 2015	$531	$2,461	$177	$3,169
Cost transfer between groups	637	(637)	—	—
Cost incurred and charged to expense	1,418	749	—	2,167
Adjustments (1)	(1,034)	(1,060)	(138)	(2,232)
Balance at October 2, 2016	1,552	1,513	39	$3,104
Adjustments (1)	(1,009)	(365)	(36)	(1,410)
Balance at October 1, 2017	$543	$1,148	$3	$1,694

(1)	Adjustments of the actual timing and potential termination costs or realization of sublease income.
11.         Stockholders' Equity and Stock Compensation Plans
At October 1, 2017, we had the following stock-based compensation plans:

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

•
2005 Equity Incentive Plan ("2005 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, restricted stock and restricted stock units ("RSUs"). Options granted before March 6, 2006 vested at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.

Our Compensation Committee has also awarded restricted stock to executive officers and non-employee directors under the 2005 EIP. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based. No awards have made under the 2005 EIP since the adoption of the 2015 Equity Incentive Plan described below.

•
2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. At October 1, 2017, there were 2.6 million shares available for future awards pursuant to the 2015 EIP.

The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Total stock-based compensation	$13,450	$12,964	$10,926
Income tax benefit related to stock-based compensation	(4,715)	(4,656)	(3,811)
Stock-based compensation, net of tax benefit	$8,735	$8,308	$7,115
Stock Options
Stock option activity for the fiscal year ended October 1, 2017 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 2, 2016	2,367	$24.88
Granted	183	40.67
Exercised	(791)	44.19
Forfeited	(6)	17.72
Outstanding at October 1, 2017	1,753	27.18	4.59	$33,963

Vested or expected to vest at October 1, 2017	1,696	27.31	4.50	32,640
Exercisable on October 1, 2017	1,242	25.10	3.43	26,636
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2017 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 1, 2017. This amount will change based on the fair market value of our stock. At October 1, 2017, we expect to recognize $3.5 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2 years.

The weighted-average fair value of stock options granted during fiscal 2017, 2016 and 2015 was $12.35, $8.05 and $8.20, respectively. The aggregate intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $16.4 million, $7.3 million and $2.3 million, respectively.
The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Dividend yield	1.0%	1.2%	1.0%
Expected stock price volatility	36.1% - 38.8%	36.1% - 38.8%	36.2% - 38.8%
Risk-free rate of return, annual	1.7% - 1.9%	1.6% - 1.8%	1.5% - 1.7%
For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2017, 2016 and 2015 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.
Net cash proceeds from the exercise of stock options were $18.6 million, $18.0 million and $10.8 million for fiscal 2017, 2016 and 2015, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2017, 2016 and 2015 was $4.9 million, $5.3 million and $3.0 million, respectively.
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
Restricted stock activity for the fiscal year ended October 1, 2017 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested balance at October 2, 2016	35	$28.58
Granted	14	28.58
Vested	(49)	28.58
Forfeited	—	—
Nonvested balance at October 1, 2017	—	—

Vested or expected to vest at October 1, 2017	—	—
In fiscal 2017, 2016 and 2015, we did not award shares of restricted stock to our executive officers or non-employee directors.
PSU activity for the fiscal year ended October 1, 2017 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested balance at October 2, 2016	277	$31.65
Granted	99	48.36
Nonvested balance at October 1, 2017	376	36.05

In fiscal 2017, we awarded 99,180 PSUs to our executive officers and non-employee directors at the weighted-average fair value of $48.36 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our EPS and 50% on our relative total shareholder return over the vesting period.
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
RSU activity for the fiscal year ended October 1, 2017 was as follows:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested balance at October 2, 2016	499	$27.16
Granted	226	41.00
Vested	(186)	26.98
Forfeited	(28)	30.15
Nonvested balance at October 1, 2017	511	33.19
In fiscal 2017, we also awarded 226,241 RSUs to our key employees and non-employee directors at a weighted average fair value of $41.00 per share on the award date. All of the RSUs have time-based vesting over a four-year period, except that RSUs awarded to directors vest after one year. At October 1, 2017, there were 510,975 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.
In fiscal 2016, we awarded 216,539 RSUs to our key employees and non-employee directors at the weighted average fair value of $27.14 per share on the award date. All of the RSUs have time-based vesting over a four-year period, except that RSUs awarded to directors vest after one year. At October 2, 2016, there were 499,021 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited RSUs return to the pool of authorized shares available for award.
The stock-based compensation expense related to restricted stock, PSUs and RSUs for fiscal years 2017, 2016 and 2015 was $10.6 million, $10.3 million and $7.5 million, respectively, and was included in total stock-based compensation expense. At October 1, 2017, there was $15.1 million of unrecognized compensation costs related to restricted stock, PSUs and RSUs that will be substantially recognized by the end of fiscal 2019.
ESPP
The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands, except for purchase price)
Shares purchased	190	209	243
Weighted-average purchase price	$26.02	$22.54	$21.44
Cash received from exercise of purchase rights	$4,940	$4,707	$5,204
Aggregate intrinsic value	$—	$710	$1,277

The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
Dividend yield	1.0%	1.3%	1.1%
Expected stock price volatility	22.4%	23.7%	23.7%
Risk-free rate of return, annual	0.9%	0.2%	0.2%
Expected life (in years)	1	1	1
For fiscal 2017, 2016 and 2015, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Included in stock-based compensation expense for fiscal 2017, 2016 and 2015 was $0.5 million, $0.4 million and $0.6 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at October 1, 2017 and October 2, 2016 were $0.1 million and $0.1 million, respectively. At October 1, 2017, ESPP participants had accumulated $3.1 million to purchase our common stock.
12.         Retirement Plans
We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2017, 2016 and 2015, employer contributions to the plans were $11.4 million, $10.7 million and $9.8 million, respectively.
We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At October 1, 2017 and October 2, 2016, the consolidated balance sheets reflect assets of $25.0 million and $20.9 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $25.2 million and $20.8 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."
13.         Earnings Per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$117,874	$83,783	$39,074
Weighted-average common shares outstanding – basic	56,911	58,186	60,913
Effect of diluted stock options and unvested restricted stock	1,002	780	619
Weighted-average common stock outstanding – diluted	57,913	58,966	61,532

Earnings per share attributable to Tetra Tech:
Basic	$2.07	$1.44	$0.64
Diluted	$2.04	$1.42	$0.64
For fiscal 2017 and 2016, no options were excluded from the calculation of dilutive potential common shares. For fiscal 2015, 1.0 million options were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

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
We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our consolidated balance sheets as accumulated other comprehensive income (loss), and in our consolidated statements of income for those derivatives designated as fair value hedges.
In fiscal 2013, we entered into three interest rate swap agreements that we have designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility. In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility. At October 1, 2017 and October 2, 2016, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(0.05) million and $1.6 million, respectively, all of which we expect to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
As of October 1, 2017, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$40,359	1.36%	May 2018
40,359	1.34%	May 2018
40,359	1.35%	May 2018
20,180	1.23%	May 2018
20,180	1.24%	May 2018
The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	October 1, 2017	October 2, 2016
		(in thousands)
Interest rate swap agreements	Other current assets (liabilities)	$49	$(1,572)
The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the fiscal years ended October 1, 2017 and October 2, 2016. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements. We had no derivative instruments that were not designated as hedging instruments for fiscal 2017, 2016 and 2015.

15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2017 and 2016 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 27, 2015	$(141,229)	$(1,942)	$(143,171)
Other comprehensive income before reclassifications	14,389	2,718	17,107
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(1,944)	(1,944)
Net current-period other comprehensive income	14,389	774	15,163
Balances at October 2, 2016	$(126,840)	$(1,168)	$(128,008)
Other comprehensive income before reclassifications	27,894	2,363	30,257
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(749)	(749)
Net current-period other comprehensive income	27,894	1,614	29,508
Balances at October 1, 2017	$(98,946)	$446	$(98,500)

(1)	This accumulated other comprehensive component is reclassified to "Interest expense" in our consolidated statements of income. See Note 14, "Derivative Financial Instruments", for more information.
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
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in Note 2, "Basis of Presentation and Preparation – Fair Value of Financial Instruments"). The carrying value of our long-term debt approximated fair value at October 1, 2017 and October 2, 2016. At October 1, 2017, we had borrowings of $356.4 million outstanding under our Credit Agreement, which were used to fund our business acquisitions, working capital needs, capital expenditures and contingent earn-outs (see Note 9, "Long-Term Debt" for more information).
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
18.         Reportable Segments
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
Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment sales and transfers as if the sales and transfers were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In fiscal 2016, the Corporate segment operating losses included $19.5 million of acquisition and integration expenses, as described in Note 5, "Mergers and Acquisitions ".
The following tables set forth summarized financial information concerning our reportable segments:
Reportable Segments

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Revenue
WEI	$1,146,366	$1,028,281	$993,631
RME	1,666,364	1,569,702	1,282,046
RCM	18,207	52,150	86,575
Elimination of inter-segment revenue	(77,577)	(66,664)	(62,931)
Total revenue	$2,753,360	$2,583,469	$2,299,321
Operating Income (Loss)
WEI	$117,894	$95,996	$93,142
RME	111,122	112,202	93,359
RCM	(14,712)	(11,834)	(8,614)
Corporate (1)	(30,962)	(60,509)	(90,203)
Total operating income	$183,342	$135,855	$87,684
Depreciation
WEI	$4,690	$4,797	$5,335
RME	15,142	15,703	13,342
RCM	1,062	736	1,801
Corporate	1,313	1,520	2,632
Total depreciation	$22,207	$22,756	$23,110

(1)
Includes goodwill and other intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The impairment charges of $60.8 million for fiscal 2015 was recorded at Corporate. The intangible asset amortization expense for fiscal 2017, 2016 and 2015 was 22.8 million, $22.1 million and 20.2 million, respectively. Corporate results also included income (loss) for fair value adjustments to contingent consideration liabilities of 6.9 million, $(2.8) million and $3.1 million for fiscal 2017, 2016 and 2015, respectively. Fiscal 2016 also included 19.5 million of acquisition and integration related expenses recorded at Corporate.

	October 1, 2017	October 2, 2016
	(in thousands)
Total Assets
WEI	$354,709	$308,438
RME	555,485	522,895
RCM	33,620	39,107
Corporate (1)	958,931	930,339
Total assets	$1,902,745	$1,800,779

(1)	Corporate assets consist of intercompany eliminations and assets not allocated to segments including goodwill, intangible assets, deferred income taxes and certain other assets.
Geographic Information

	Fiscal Year Ended
	October 1, 2017		October 2, 2016		September 27, 2015
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
United States	$2,018,841	$58,965	$1,858,551	$59,334	$1,734,439	$61,526
Foreign countries (1)	734,519	34,183	724,918	39,067	564,882	32,230

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
The following table presents our revenue by client sector:

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands)
Client Sector
International (1)	$734,519	$724,918	$564,882
U.S commercial	764,643	763,443	736,815
U.S. federal government (2)	901,136	784,368	709,600
U.S. state and local government	353,062	310,740	288,024
Total	$2,753,360	$2,583,469	$2,299,321

(1)	Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

(2)	Includes revenue generated under U.S. federal government contracts performed outside the United States.
19.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal years ended October 1, 2017 and October 2, 2016 reflect all adjustments necessary for a fair statement of the results of operations.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2017
Revenue	$668,851	$663,781	$685,539	$735,188
Operating income	39,855	42,956	45,884	54,647
Net income attributable to Tetra Tech	26,562	26,862	29,983	34,467
Earnings per share attributable to Tetra Tech (1):
Basic	$0.47	$0.47	$0.52	$0.61
Diluted	$0.46	$0.46	$0.52	$0.60

Weighted-average common shares outstanding:
Basic	57,099	57,270	57,184	56,338
Diluted	58,145	58,270	58,161	57,326

Fiscal Year 2016
Revenue	$560,708	$627,384	$666,869	$728,508
Operating income	32,930	16,650	39,085	47,190
Net income attributable to Tetra Tech	23,239	3,744	25,694	31,106
Earnings per share attributable to Tetra Tech (1):
Basic	$0.39	$0.06	$0.44	$0.54
Diluted	$0.39	$0.06	$0.44	$0.53

Weighted-average common shares outstanding:
Basic	59,058	58,451	57,796	57,309
Diluted	59,793	59,131	58,616	58,192

(1)	The sum of the quarterly EPS may not add up to the full-year EPS due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At October 1, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at October 1, 2017, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at October 1, 2017, at a reasonable assurance level.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 20, 2017, appears on page 57 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2018 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 56 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 56 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 95 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 27, 2015, October 2, 2016 and October 1, 2017
(in thousands)

	Balance at Beginning of Period	Charged to Costs, Expenses and Revenue	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2015	$39,780	$(1,034)	$(5,965)	(1,291)	$31,490
Fiscal 2016	31,490	8,082	(12,191)	7,852	35,233
Fiscal 2017	35,233	2,848	(6,233)	411	32,259

Income tax valuation allowance:
Fiscal 2015	$7,576	$4,609	$—	$(4,394)	$7,791
Fiscal 2016	7,791	3,856	—	13,800	25,447
Fiscal 2017	25,447	(121)	—	—	25,326

(1)	Primarily represents uncollectible accounts written off, net of recoveries.

(2)	Includes allowances from new business acquisitions, loss in foreign jurisdictions, currency adjustments, and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
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

10.6
Amendment No. 5 dated as of September 1, 2017 to the Amended and Restated Credit Agreement dated as of May 7, 2013 (as amended by Amendment No. 1 to Credit Agreement dated as of September 27, 2013, Amendment No. 2 to Credit Agreement dated as of June 23, 2014, Amendment No. 3 to Credit Agreement dated as of May 29, 2015, and Amendment No. 4 to Credit Agreement dated as of July 14, 2016) among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and a Lender, U.S. Bank National Association, as L/C Issuer and a Lender, and the other Lenders party thereto.+

10.7
Amended and Restated Security Agreement dated as of May 7, 2013 made by Tetra Tech, Inc. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 9, 2013).

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

10.11	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).

10.12	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.13
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.14	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.15
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.16	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.17	Amendment to Deferred Compensation Plan dated November 14, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
10.18
Amended and Restated Change of Control Agreement with Dan L. Batrack dated November 7, 2016 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016).*

10.19
Form of Amended and Restated Change of Control Agreement for executive vice presidents (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2014).*

10.20
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

21	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24	Power of Attorney (included on page 97 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended October 1, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

_______________________________________________________________________________

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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 15, 2017		Dan L. Batrack Chairman, Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 15, 2017
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Chief Financial Officer	November 15, 2017
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 15, 2017
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 15, 2017
Albert E. Smith
/s/ HUGH M. GRANT	Director	November 15, 2017
Hugh M. Grant
/s/ PATRICK C. HADEN	Director	November 15, 2017
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 15, 2017
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 15, 2017
Joanne M. Maguire
/s/ J. KENNETH THOMPSON	Director	November 15, 2017
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 15, 2017
Kirsten M. Volpi
/s/ KIMBERLY E. RITRIEVI	Director	November 15, 2017
Kimberly E. Ritrievi