Form 10-Q
period 2017-12-31
TETRA TECH INC
filed 2018-02-01
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2017

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
Yes  ☐   No  ☒
 As of January 29, 2018, 55,850,848 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	December 31, 2017	October 1, 2017
Current assets:
Cash and cash equivalents	$173,025	$189,975
Accounts receivable – net	846,201	788,767
Prepaid expenses and other current assets	65,856	49,969
Income taxes receivable	5,589	13,312
Total current assets	1,090,671	1,042,023

Property and equipment – net	56,929	56,835
Investments in unconsolidated joint ventures	2,419	2,700
Goodwill	763,455	740,886
Intangible assets – net	24,533	26,688
Deferred tax assets	—	1,763
Other long-term assets	32,980	31,850
Total assets	$1,970,987	$1,902,745

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$144,628	$177,638
Accrued compensation	100,833	143,408
Billings in excess of costs on uncompleted contracts	132,930	117,499
Current portion of long-term debt	15,511	15,588
Current contingent earn-out liabilities	7,868	2,024
Other current liabilities	82,146	81,511
Total current liabilities	483,916	537,668

Deferred tax liabilities	39,240	43,781
Long-term debt	432,431	341,283
Long-term contingent earn-out liabilities	13,218	414
Other long-term liabilities	55,061	50,975

Commitments and contingencies (Note 14)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 31, 2017 and October 1, 2017	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,988 and 55,873 shares at December 31, 2017 and October 1, 2017, respectively	560	559
Additional paid-in capital	175,293	193,835
Accumulated other comprehensive loss	(101,901)	(98,500)
Retained earnings	873,004	832,559
Tetra Tech stockholders’ equity	946,956	928,453
Noncontrolling interests	165	171
Total stockholders' equity	947,121	928,624
Total liabilities and stockholders' equity	$1,970,987	$1,902,745
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 31, 2017	January 1, 2017
Revenue	$759,749	$668,851
Subcontractor costs	(214,902)	(179,300)
Other costs of revenue	(450,702)	(408,190)
Gross profit	94,145	81,361

Selling, general and administrative expenses	(45,556)	(41,506)
Income from operations	48,589	39,855

Interest expense	(3,160)	(2,908)
Income before income tax benefit (expense)	45,429	36,947

Income tax benefit (expense)	623	(10,358)
Net income	46,052	26,589

Net income attributable to noncontrolling interests	(18)	(27)
Net income attributable to Tetra Tech	$46,034	$26,562

Earnings per share attributable to Tetra Tech:
Basic	$0.82	$0.47
Diluted	$0.81	$0.46

Weighted-average common shares outstanding:
Basic	55,855	57,099
Diluted	56,875	58,145

Cash dividends paid per share	$0.10	$0.09

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 31, 2017	January 1, 2017
Net income	$46,052	$26,589

Foreign currency translation adjustments	(3,469)	(15,999)
Gain on cash flow hedge valuations	66	996
Other comprehensive loss, net of tax	(3,403)	(15,003)

Comprehensive income, net of tax	42,649	11,586

Net income attributable to noncontrolling interests	(18)	(27)
Foreign currency translation adjustments	2	(183)
Comprehensive income attributable to noncontrolling interests	(16)	(210)

Comprehensive income attributable to Tetra Tech, net of tax	$42,633	$11,376

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net income	$46,052	$26,589
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,983	11,191
Equity in income of unconsolidated joint ventures	(839)	(1,030)
Distributions of earnings from unconsolidated joint ventures	1,121	1,114
Non-cash stock compensation	3,970	3,217
Deferred income taxes	(10,100)	2,195
Provision for doubtful accounts	2,524	(1,128)
Gain on disposal of property and equipment	(411)	(118)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(36,011)	(41,962)
Prepaid expenses and other assets	(16,321)	(7,392)
Accounts payable	(35,169)	(22,609)
Accrued compensation	(42,575)	(36,884)
Billings in excess of costs on uncompleted contracts	12,330	24,472
Other liabilities	(8,974)	(9,642)
Income taxes receivable/payable	7,926	(6,760)
Net cash used in operating activities	(66,494)	(58,747)

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(18,294)	—
Capital expenditures	(2,143)	(2,031)
Proceeds from sale of property and equipment	710	223
Net cash used in investing activities	(19,727)	(1,808)

Cash flows from financing activities:
Proceeds from borrowings	120,026	88,950
Payments on long-term debt	(25,026)	(47,265)
Repurchases of common stock	(25,000)	(10,000)
Dividends paid	(5,589)	(5,144)
Net proceeds from issuance of common stock	5,584	2,403
Net cash provided by financing activities	69,995	28,944

Effect of exchange rate changes on cash	(724)	(1,867)

Net decrease in cash and cash equivalents	(16,950)	(33,478)
Cash and cash equivalents at beginning of period	189,975	160,459
Cash and cash equivalents at end of period	$173,025	$126,981

Supplemental information:
Cash paid during the period for:
Interest	$2,913	$2,931
Income taxes	$1,794	$14,831
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” , “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.
Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

2.             Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	December 31, 2017	October 1, 2017
	(in thousands)
Billed	$437,317	$376,287
Unbilled	419,912	404,899
Contract retentions	23,109	39,840
Total accounts receivable – gross	880,338	821,026
Allowance for doubtful accounts	(34,137)	(32,259)
Total accounts receivable – net	$846,201	$788,767

Billings in excess of costs on uncompleted contracts	$132,930	$117,499

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Except for amounts related to claims as discussed below, most of our unbilled receivables at December 31, 2017 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.
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
Total accounts receivable at December 31, 2017 and October 1, 2017 included $61 million and $59 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no gains or losses related to claims in the first quarters of fiscal 2018 and 2017.
Billed accounts receivable related to U.S. federal government contracts were $65.0 million and $45.4 million at December 31, 2017 and October 1, 2017, respectively. U.S. federal government contracts unbilled receivables were $116.8 million and $109.7 million at December 31, 2017 and October 1, 2017, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 31, 2017 and October 1, 2017.
We recognize our revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $0.7 million during the first quarter of fiscal 2018 in the CIG segment. We recognized net unfavorable operating income adjustments during the first quarter of fiscal 2017 of $4.0 million ($2.3 million in the CIG segment and $1.7 million in the RCM segment). Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of December 31, 2017 and October 1, 2017, our consolidated balance sheets included liabilities for anticipated losses of $4.5 million and $8.1 million, respectively. The estimated cost to complete the related contracts as of December 31, 2017 was $4.7 million.

3.             Mergers and Acquisitions

On October 2, 2017, we completed the acquisition of Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our GSG segment. The fair value of the purchase price for Glumac was $38.4 million. This amount is comprised of $19.0 million of cash payments made to the sellers, $1.0 million held in escrow and included in current liabilities for pending resolution of the closing balance sheet, and $18.4 million of estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million payable, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the second quarter of fiscal 2017, we acquired Eco Logical Australia (“ELA”), headquartered in Sydney, Australia. ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our CIG segment. The fair value of the purchase price for ELA was $9.9 million. This amount consists of $8.3 million of cash payments made to the sellers and $1.6 million of estimated fair value of contingent earn-out obligations, with a maximum of $1.7 million payable, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to the fiscal 2018 acquisition primarily represents the value of a workforce with distinct expertise in the sustainable infrastructure design market. The goodwill addition related to the fiscal 2017 acquisition primarily represents the value of a workforce with distinct expertise in the environmental and ecological markets. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog, client relations and trade names intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 10 years, and trade names with lives ranging from 3 to 5 years. For detailed information regarding our intangible assets, see Note 4, "Goodwill and Intangible Assets".

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities” and “Long-term contingent earn-out liabilities” on our consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. We had no adjustments to our contingent earn-out liabilities in the first quarters of fiscal 2018 and 2017.

At December 31, 2017, there was a total potential maximum of $28.9 million of outstanding contingent consideration related to acquisitions.  Of this amount, $21.1 million was estimated as the fair value and accrued on our consolidated balance sheet.

Subsequent Event. On January 17, 2018, we announced a definitive agreement to acquire Norman Disney & Young (“NDY”), a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada. The acquisition is subject to the satisfaction of customary closing conditions and is expected to be completed during the second quarter of fiscal 2018.

4.             Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at October 1, 2017	$361,761	$379,125	$740,886
Goodwill additions	24,522	—	24,522
Foreign exchange impact	(545)	(1,408)	(1,953)
Balance at December 31, 2017	$385,738	$377,717	$763,455

The goodwill addition of $24.5 million resulted from our acquisition of Glumac. The purchase price allocation for Glumac is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $403.4 million and $379.5 million at December 31, 2017 and October 1, 2017, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $475.6 million and $477.0 million at December 31, 2017 and October 1, 2017, respectively, excluding $97.9 million of accumulated impairment.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 3, 2017 (i.e. the first day of our fourth quarter in fiscal 2017) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill.

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

The reorganization of our core operations, described in Note 1, "Basis of Presentation" and Note 10, "Reportable Segments", also impacted the definition of our reporting units for goodwill impairment testing. As a result, on October 2, 2017, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each new reporting unit exceeded its corresponding carrying amount including recorded goodwill. Although we believe that our estimates of fair value for our reporting units are reasonable, if financial performance for our reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for our reporting units could become impaired.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	December 31, 2017			October 1, 2017
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	0.0	$85	$(85)	$495	$(493)
Client relations	2.8	54,940	(41,700)	90,297	(75,074)
Backlog	1.1	21,896	(13,530)	21,518	(13,301)
Trade names	3.0	5,311	(2,384)	6,685	(3,439)
Total		$82,232	$(57,699)	$118,995	$(92,307)

Amortization expense for the first quarters of fiscal 2018 and 2017 was $4.6 million and $5.9 million, respectively. Estimated amortization expense for the remainder of fiscal 2018 and succeeding years is as follows:

Amount
(in thousands)
2018	$12,413
2019	7,027
2020	2,799
2021	1,654
2022	411
Beyond	229
Total	$24,533

5.                                      Property and Equipment

Property and equipment consisted of the following:

	December 31, 2017	October 1, 2017
	(in thousands)
Equipment, furniture and fixtures	149,705	150,026
Leasehold improvements	30,212	27,689
Land and buildings	$3,716	$3,680
Total property and equipment	183,633	181,395
Accumulated depreciation	(126,704)	(124,560)
Property and equipment, net	$56,929	$56,835

The depreciation expense related to property and equipment was $5.2 million and $5.3 million for the first quarters of fiscal 2018 and 2017, respectively.

6.                                      Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. In the first quarter of fiscal 2018, we repurchased through open market purchases under this program a total of 514,676 shares at an average price of $48.57 for a total cost of $25.0 million.

On November 7, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017. Dividends totaling $5.6 million and $5.1 million were paid in the first quarters of fiscal 2018 and 2017, respectively.

Subsequent Event.  On January 29, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 2, 2018 to stockholders of record as of the close of business on February 14, 2018.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the first quarters of fiscal 2018 and 2017 was $4.0 million and $3.2 million, respectively. The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our consolidated statements of income. In the first quarter of fiscal 2018, we granted 170,222 stock options with an exercise price of $47.95 per share and an estimated weighted-average fair value of $14.79 per share to our non-employee directors and executive officers. The executive officer options vest over a four-year period, and the non-employee director options vest after one year. In addition, we awarded 98,599 performance shares units (“PSUs”) to our non-employee directors and executive officers at the fair value of $56.10 per share on the award date. All of the PSUs are performance-

based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 185,651 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $47.95 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 31, 2017	January 1, 2017
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$46,034	$26,562

Weighted-average common shares outstanding – basic	55,855	57,099
Effect of dilutive stock options and unvested restricted stock	1,020	1,046
Weighted-average common stock outstanding – diluted	56,875	58,145

Earnings per share attributable to Tetra Tech:
Basic	$0.82	$0.47
Diluted	$0.81	$0.46

For the first quarters of fiscal 2018 and 2017, 0.3 million and 0.1 million options, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the periods. Therefore, their inclusion would have been anti-dilutive.

9.                                      Income Taxes

In the first quarter of fiscal 2018, we recorded an income tax benefit of $0.6 million, representing an effective tax rate of (1.4)%. This tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, implementing a territorial tax system, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first quarter of fiscal 2018 was 20.9%.

The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during the first quarter of fiscal 2018. Based on our preliminary analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax.

The one-time revaluation of our deferred tax liabilities and our estimate of the one-time transition tax on foreign earnings are both preliminary and subject to adjustment as we refine the information necessary to record the final values. The provisional amounts incorporate assumptions made based on our current interpretation of the TCJA and may change as we receive additional clarification on the implementation guidance. Additionally, in order to complete the valuation of our deferred tax liabilities, additional information related to the timing of the recovery or settlement of our deferred tax assets and liabilities and the effective tax rates (including state tax rates) that will apply needs to be obtained and analyzed. Similarly, information related to the computation of our foreign earnings and profits subject to the one-time transition tax requires further analysis before we make a final determination that we have no related liability. The U.S. Securities and Exchange Commission ("SEC") has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

During the first quarter of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the consolidated statement of income rather than being recorded in additional paid-in capital on the consolidated balance sheet. As a result, we recognized income tax benefits of $3.2 million and $1.8 million in the first quarters of fiscal 2018 and fiscal 2017, respectively. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first quarters of fiscal 2018 and 2017 were 28.0% and 32.8%, respectively.

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

Because of the complexity of the new Global Intangible Low-Taxed Income ("GILTI") tax rules, we continue to evaluate this provision of the TCJA and the application of Accounting Standards Codification 740, Income Taxes. Under GAAP, we are allowed to make an accounting policy choice of either: 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or 2) factoring such amounts into our measurement of our deferred taxes (the "deferred method"). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations, but also our intent and ability to modify our structure. We are currently in the process of analyzing our structure and, as a result, we are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements, and have not made a policy decision regarding whether to record deferred tax on GILTI.

As of December 31, 2017 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $9.4 million and $9.3 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

10.                               Reportable Segments

Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We will continue to report the results of the wind-down of our non-core construction activities in the RCM segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.

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

CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and local government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the United States and Western Canada.

We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of December 31, 2017 was immaterial as the related projects were substantially completed.

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation.

Reportable Segments

The following tables set forth summarized financial information regarding our reportable segments:

	Three Months Ended
	December 31, 2017	January 1, 2017
	(in thousands)
Revenue
GSG	$442,772	$362,859
CIG	331,513	318,071
RCM	6,807	8,231
Elimination of inter-segment revenue	(21,343)	(20,310)
Total revenue	$759,749	$668,851

Income (loss) from operations
GSG	$39,125	$30,168
CIG	21,294	21,544
RCM	(1,158)	(3,042)
Corporate (1)	(10,672)	(8,815)
Total income from operations	$48,589	$39,855

(1)     Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	December 31, 2017	October 1, 2017
	(in thousands)
Total Assets
GSG	$489,893	$378,839
CIG	481,924	518,697
RCM	33,030	33,620
Corporate (1)	966,140	971,589
Total assets	$1,970,987	$1,902,745

(1) Corporate assets consist of assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue. For the three-month periods ended December 31, 2017 and January 1, 2017, GSG and CIG generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended
	December 31, 2017	January 1, 2017
	(in thousands)
Client Sector
U.S. federal government (1)	$236,249	$222,634
International (2)	164,960	172,457
U.S. state and local government	151,754	83,494
U.S. commercial	206,786	190,266
Total	$759,749	$668,851

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017). The carrying value of our long-term debt approximated fair value at December 31, 2017 and October 1, 2017. As of December 31, 2017, we had borrowings of $447.6 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

We recognize derivative instruments as either assets or liabilities on our consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our consolidated balance sheets as accumulated other comprehensive income (loss), and in our consolidated statements of income for those derivatives designated as fair value hedges.

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility. In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility. At December 31, 2017, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $0.1 million and is expected to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

As of December 31, 2017, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$39,398	1.36%	May 2018
39,398	1.34%	May 2018
39,398	1.35%	May 2018
19,700	1.23%	May 2018
19,700	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	December 31, 2017	October 1, 2017
		(in thousands)
Interest rate swap agreements	Other current assets	$118	$49

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first three months of fiscal 2018 and the fiscal year ended October 1, 2017. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

13.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three months ended December 31, 2017 and January 1, 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)
Other comprehensive income (loss) before reclassifications	(16,182)	1,338	(14,844)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(342)	(342)
Net current-period other comprehensive income (loss)	(16,182)	996	(15,186)
Balances at January 1, 2017	$(143,026)	$(168)	$(143,194)

Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive income (loss) before reclassifications	(3,467)	84	(3,383)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(18)	(18)
Net current-period other comprehensive income (loss)	(3,467)	66	(3,401)
Balances at December 31, 2017	$(102,413)	$512	$(101,901)

(1) This accumulated other comprehensive component is reclassified to "Interest expense" in our consolidated statements of income. See Note 12, "Derivative Financial Instruments", for more information.

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

15.                               Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard that will supersede existing revenue recognition guidance under current GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. This guidance is effective for fiscal reporting periods and interim periods within that reporting period, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). We continue to evaluate the impact that this guidance will have on our consolidated financial statements. We expect to use the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption.

In January 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued updated guidance which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued guidance to address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued updated guidance which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal reporting periods and interim reporting periods within those fiscal reporting periods, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash and in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (first quarter of fiscal 2021for us), on a prospective basis. Earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the first quarter of our fiscal 2018, and the adoption of this guidance had no impact on our consolidated financial statements.

In May 2017, the FASB issued updated guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us), on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In August 2017, the FASB issued accounting guidance on hedging activities. The amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading global provider of consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development. We are a global company that is renowned for our expertise in providing water-related services for public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, construction management, and operations and maintenance.

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

We derive income from fees for professional, technical, program management, and construction management services. As primarily a service-based company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. We provide services to a diverse base of U.S. state and local government, U.S. federal government, U.S. commercial, and international clients.

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 31, 2017	January 1, 2017
Client Sector
U.S. state and local government	20.0%	12.5%
U.S. federal government (1)	31.1	33.3
U.S. commercial	27.2	28.4
International (2)	21.7	25.8
Total	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

Beginning in the first quarter of fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We will continue to report the results of the wind-down of our non-core construction activities in the RCM segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.
Our reportable segments are as follows:

Government Services Group ("GSG").  GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and emergency management services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. Additionally, GSG provides a wide range of support to development agencies worldwide.

Commercial/International Services Group ("CIG").  CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and local government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the United States and Western Canada.

Remediation and Construction Management ("RCM").  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of December 31, 2017 was immaterial as the related projects were substantially completed.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 31, 2017	January 1, 2017
Reportable Segment
GSG	58.3%	54.2%
CIG	43.6	47.6
RCM	0.9	1.2
Inter-segment elimination	(2.8)	(3.0)
Total	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 31, 2017	January 1, 2017
Contract Type
Fixed-price	31.0%	32.3%
Time-and-materials	49.6	46.5
Cost-plus	19.4	21.2
Total	100.0%	100.0%

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Under cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. Profitability on our contracts is driven by billable headcount and our ability to manage our subcontractors, vendors, and material suppliers. We recognize our revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Revenue and profit on these contracts are subject to revision throughout the duration of the contracts and any required adjustments are made in the period in which the revisions become known. Losses on contracts are recorded in full as they are identified.

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving (in the United States), Christmas, and New Year’s holidays. Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized. Our revenue is typically higher in the second half of the fiscal year due to favorable weather conditions during spring and summer months that may result in higher billable hours.  In addition, our revenue is typically higher in the fourth fiscal quarter due to the U.S. federal government’s fiscal year-end spending.

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

In the first quarter of fiscal 2018, we acquired Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our GSG segment.

In the second quarter of fiscal 2017, we acquired ELA, headquartered in Sydney, Australia. ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our CIG segment.

For detailed information regarding acquisitions, see Note 3, “Mergers and Acquisitions” of the “Notes to Consolidated Financial Statements”.

Subsequent Event. On January 17, 2018, we announced a definitive agreement to acquire NDY, a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada. The acquisition is subject to the satisfaction of customary closing conditions and is expected to be completed during the second quarter of fiscal 2018.

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in the first quarters of fiscal 2018 or 2017.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2018, our revenue increased 13.6% compared to the prior-year period. Glumac, which was acquired on the first day of fiscal 2018, contributed revenue of $13.2 million in the first quarter of fiscal 2018. Excluding this contribution, our revenue increased 11.6% in the first quarter of fiscal 2018 compared to the same period last year. Our revenue reflects a reduction in construction activities compared to last year. This reduction resulted from our decision to exit from select fixed-price construction markets in late fiscal 2014, which are reported in our RCM segment. Revenue from our ongoing business, excluding RCM and Glumac, increased 12.0% in fiscal 2018 compared to the prior-year quarter.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 81.8% in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. We experienced this increase despite the reduction in certain construction activities noted above, especially those related to state transportation projects in the RCM segment. Excluding these activities, our U.S. state and local government revenue increased 86.3% in the first quarter of fiscal 2018 compared to the same period last year. This increase includes higher revenue from emergency response activities in the first quarter of fiscal 2018 compared to the first quarter of last year due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities were particularly increased by the hurricanes in Florida and Texas, and the fires in California. In addition, many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. We expect our U.S. state and local government business to continue to grow in fiscal 2018.

U.S. Federal Government.  Our U.S. federal government revenue increased 6.1% in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. This growth primarily reflects increased international development and U.S. Department of Defense ("DoD") activities. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate modest growth in U.S. federal government revenue in fiscal 2018; however, if there is a prolonged U.S. federal government shutdown, our U.S. federal government business could be adversely impacted.

U.S. Commercial.  Our U.S. commercial revenue increased 8.7% in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. Excluding the contribution from Glumac, our U.S. commercial business increased 1.8% in the first quarter of fiscal 2018 compared to the first quarter of last year. This growth primarily reflects increased industrial environmental activities. We expect our U.S. commercial revenue, excluding the contribution from Glumac, to grow modestly in fiscal 2018.

International.  Our international revenue decreased 4.3% in first quarter of fiscal 2018 compared to the same period in fiscal 2017. This decline reflects our reduced oil and gas business, particularly in Western Canada. Excluding these activities, our international revenue increased 8.7% due to an improvement in our infrastructure and environmental activities. We anticipate our international revenue to decline modestly overall in fiscal 2018, while continuing to grow excluding our Canadian oil and gas activities.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 31, 2017	January 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$759,749	$668,851	$90,898	13.6%
Subcontractor costs	(214,902)	(179,300)	(35,602)	(19.9)
Revenue, net of subcontractor costs (1)	544,847	489,551	55,296	11.3
Other costs of revenue	(450,702)	(408,190)	(42,512)	(10.4)
Gross profit	94,145	81,361	12,784	15.7
Selling, general and administrative expenses	(45,556)	(41,506)	(4,050)	(9.8)
Income from operations	48,589	39,855	8,734	21.9
Interest expense	(3,160)	(2,908)	(252)	(8.7)
Income before income tax benefit (expense)	45,429	36,947	8,482	23.0
Income tax benefit (expense)	623	(10,358)	10,981	106.0
Net income	46,052	26,589	19,463	73.2
Net income attributable to noncontrolling interests	(18)	(27)	9	33.3
Net income attributable to Tetra Tech	$46,034	$26,562	$19,472	73.3
Diluted earnings per share	$0.81	$0.46	$0.35	76.1

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

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 29.0% and 32.6% in the first quarters of fiscal 2018 and 2017, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	December 31, 2017	January 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$759,749	$668,851	$90,898	13.6%
RCM	(6,807)	(8,231)	1,424	NM
Ongoing revenue	$752,942	$660,620	$92,322	14.0

Revenue, net of subcontractor costs	$544,847	$489,551	$55,296	11.3
RCM	(1,152)	(1,795)	643	NM
Ongoing revenue, net of subcontractors costs	$543,695	$487,756	$55,939	11.5

Income from operations	$48,589	$39,855	$8,734	21.9
RCM	1,158	3,042	(1,884)	NM
Ongoing income from operations	$49,747	$42,897	$6,850	16.0

EPS	$0.81	$0.46	$0.35	76.1
RCM	0.01	0.03	(0.02)	NM
Revaluation of deferred tax liabilities	(0.17)	—	(0.17)	NM
Ongoing EPS	$0.65	$0.49	$0.16	32.7%

NM = not meaningful

In the first quarter of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $90.9 million, or 13.6%, and $55.3 million, or 11.3%, respectively, compared to the same period last year. The year-over-year comparisons include the above-described reduction in certain construction activities. Revenue and revenue, net of subcontractor costs, from these construction activities, which are reported in the RCM segment, declined $1.4 million and $0.6 million, respectively, in the first quarter of fiscal 2018 compared to the prior-year quarter.

Ongoing revenue and revenue, net of subcontractor costs, increased $92.3 million, or 14.0%, and $55.9 million, or 11.5%, respectively, in the first quarter of fiscal 2018 compared to last year’s first quarter. These increases include the contribution from Glumac, which was acquired on the first day of fiscal 2018, and contributed revenue of $13.2 million. Excluding this contribution, our ongoing revenue increased 12.0% in the first quarter of fiscal 2018 compared to the same period last year. These results reflect increased state and local government activity in our U.S. operations. Our revenue and revenue, net of subcontractor costs, from this business increased $67.5 million and $34.6 million, respectively, in the first quarter of fiscal 2018 compared to last year's first quarter. This year-over-year growth in our state and local business was primarily a result of increased activity in response to the unprecedented natural disasters in the United States that occurred during 2017. Our emergency response projects were concentrated in Florida, Texas, and California in the first quarter of fiscal 2018. In addition, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. Our U.S. federal, U.S. commercial, and international government-related revenue also increased in the first quarter of fiscal 2018 compared to the same period last year; however, this growth was partially offset by lower international oil and gas activities, particularly in Western Canada.

Operating income increased $8.7 million in the first quarter of fiscal 2018 compared to the same period last year. The loss from exited construction activities in our RCM segment was $1.2 million in the first quarter of fiscal 2018 compared to $3.0 million in the first quarter of fiscal 2017. Our RCM results are described below under “Remediation and Construction Management.” Excluding RCM, ongoing operating income increased $6.9 million, or 16.0%, in the first quarter of fiscal 2018 compared to the same period last year. The increase in our ongoing operating income primarily reflects improved results in our GSG segment. GSG’s operating income increased $9.0 million in the first quarter of fiscal 2018 compared to the same period last year. These results are described below under “Government Services Group.”

Interest expense, net was $3.2 million in the first quarter of fiscal 2018 compared to $2.9 million in last year’s first quarter. The increase in interest expense reflects additional borrowings to fund working capital needs and increases in LIBOR rates.

In the first quarter of fiscal 2018, we recorded an income tax benefit of $0.6 million, representing an effective tax rate of (1.4)%. This tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, implementing a territorial tax system, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first quarter of fiscal 2018 was 20.9%.

The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during the first quarter of fiscal 2018. Based on our preliminary analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax.

The one-time revaluation of our deferred tax liabilities and our estimate of the one-time transition tax on foreign earnings are both preliminary and subject to adjustment as we refine the information necessary to record the final values. The provisional amounts incorporate assumptions made based on our current interpretation of the TCJA and may change as we receive additional clarification on the implementation guidance. Additionally, in order to complete the valuation of our deferred tax liabilities, additional information related to the timing of the recovery or settlement of our deferred tax assets and liabilities and the effective tax rates (including state tax rates) that will apply needs to be obtained and analyzed. Similarly, information related to the computation of our foreign earnings and profits subject to the one-time transition tax requires further analysis before we make a final determination that we have no related liability. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

During the first quarter of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the consolidated statement of income rather than being recorded in additional paid-in capital on the consolidated balance sheet. As a result, we recognized income tax benefits of $3.2 million and $1.8 million in the first quarters of fiscal 2018 and fiscal 2017, respectively. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first quarters of fiscal 2018 and 2017 were 28.0% and 32.8%, respectively. Excluding discrete items, we expect our effective tax rate to be approximately 28.0% for the remainder of fiscal 2018 and to decline to approximately 26.0% in fiscal 2019 as the full benefit of the lower U.S. corporate tax rate becomes effective.

EPS was $0.81 in the first quarter of fiscal 2018 compared to $0.46 in last year’s first quarter. On the same basis as our ongoing operating income, EPS was $0.65 in the first quarter of fiscal 2018 compared to $0.49 in the first quarter of fiscal 2017.

Segment Results of Operations

Government Services Group

	Three Months Ended
	December 31, 2017	January 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$442,772	$362,859	$79,913	22.0%
Subcontractor costs	(132,806)	(105,700)	(27,106)	(25.6)
Revenue, net of subcontractor costs	$309,966	$257,159	$52,807	20.5

Income from operations	$39,125	$30,168	$8,957	29.7

Revenue and revenue, net of subcontractor costs, increased $79.9 million, or 22.0%, and $52.8 million, or 20.5%, respectively, in the first quarter of fiscal 2018 compared to the same period last year. These increases include the aforementioned contribution from Glumac. Excluding this contribution, our revenue increased 18.4% in the first quarter of fiscal 2018 compared to the same period last year. These increases reflect broad-based revenue growth in our U.S. state and local government emergency response and project-related infrastructure business in the first quarter of fiscal 2018 compared to the same period in fiscal 2017. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $59.9 million and $32.2 million, respectively, in the first quarter of fiscal 2018 compared to the same period last year. To a lesser extent, our U.S. federal business also improved compared to the first quarter of last year, primarily due to an increase in environmental work for the DoD.

Operating income increased $9.0 million in the first quarter of fiscal 2018 compared to the same period last year, reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 12.6% in the first quarter of fiscal 2018 from 11.7% in the same period last year. This improved profitability primarily reflects improved project performance.

Commercial/International Services Group

	Three Months Ended
	December 31, 2017	January 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$331,513	$318,071	$13,442	4.2%
Subcontractor costs	(97,784)	(87,474)	(10,310)	(11.8)
Revenue, net of subcontractor costs	$233,729	$230,597	$3,132	1.4

Income from operations	$21,294	$21,544	$(250)	(1.2)

Revenue and revenue, net of subcontractor costs, increased $13.4 million and $3.1 million, respectively, in the first quarter of fiscal 2018 compared to the year-ago quarter. These results reflect increased environmental activity across a broad range of commercial clients that was substantially offset by lower oil and gas activity in Canada. Operating income decreased $0.3 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The decrease in operating income also reflects lower oil and gas activity in Canada.

Remediation and Construction Management

	Three Months Ended
	December 31, 2017	January 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$6,807	$8,231	$(1,424)	(17.3)%
Subcontractor costs	(5,655)	(6,436)	781	12.1
Revenue, net of subcontractor costs	$1,152	$1,795	$(643)	(35.8)

Loss from operations	$(1,158)	$(3,042)	$1,884	61.9

Revenue and revenue, net of subcontractor costs, decreased $1.4 million and $0.6 million, respectively, in the first quarter of fiscal 2018 compared to the year-ago period. These decreases resulted from our decision to wind-down the RCM construction activities in late fiscal 2014. The operating loss in the first quarter of fiscal 2018 primarily reflects legal costs related to outstanding claims. The operating loss in the first quarter of fiscal 2017 includes an unfavorable adjustment of $1.7 million to a transportation project that was completed in fiscal 2017. The remaining RCM backlog at the end of the first quarter of 2018 was immaterial as the related projects were substantially completed in fiscal 2017.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 7, 2016, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock. On November 7, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017.

Subsequent Event.  On January 29, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 2, 2018 to stockholders of record as of the close of business on February 14, 2018.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We also indefinitely reinvest our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate these foreign funds or raise capital in the United States through debt or equity. If we were to repatriate these foreign funds, we could be required to accrue and pay foreign withholding taxes.

Cash and Cash Equivalents.  As of December 31, 2017, cash and cash equivalents were $173.0 million, a decrease of $17.0 million compared to the fiscal 2017 year-end. The cash decrease resulted from cash used in operating activities, share repurchases, business acquisitions, dividends, and capital expenditures. The overall decrease was partially mitigated by net borrowings on long-term debt and net proceeds from the issuance of common stock.

Operating Activities.  For the first quarter of fiscal 2018, net cash used in operating activities was $66.5 million, an increase in cash used of $7.7 million compared to the prior-year period. The increase in cash used was in order to fund working capital due primarily to the timing of payments to our vendors and employees as a result of increased revenue. The overall use of cash also resulted from the timing of collections on accounts receivable.

Investing Activities.  For the first quarter of fiscal 2018, net cash used in investing activities was $19.7 million, an increase of $17.9 million compared to the prior-year period, due to the acquisition of Glumac.

Financing Activities.  For the first quarter of 2018, net cash provided by financing activities was $70.0 million, an increase of $41.1 million compared to the same quarter last year, due to higher net borrowings. The increase was partially offset by an increase in stock repurchases.

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

As of December 31, 2017, we had $447.6 million in outstanding borrowings under the Credit Agreement, which was comprised of $157.6 million under the Term Loan Facility and $290.0 million under the Revolving Credit Facility at a weighted-average interest rate of 2.69% per annum. In addition, we had $0.9 million in standby letters of credit under the Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at December 31, 2017 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 12, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 2.70%. At December 31, 2017, we had $169.1 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with four banks to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $23.7 million, of which $4.9 million was issued in currencies other than the U.S. dollar.

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

At December 31, 2017, we were in compliance with these covenants with a consolidated leverage ratio of 2.01x and a consolidated fixed charge coverage ratio of 2.68x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances or bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At December 31, 2017, there were no borrowings outstanding under this facility; there are bank guarantees outstanding of $5.6 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2018:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	$5,589	December 15, 2017
January 29, 2018	$0.10	February 14, 2018	N/A	March 2, 2018

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

As of December 31, 2017 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $9.4 million and $9.3 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 31, 2017, we had $0.1 million in standby letters of credit outstanding under our Credit Agreement, $23.7 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.6 million of bank guarantees under our Australian facility.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017. To date, there have been no material changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

New Accounting Pronouncements

For information regarding recent accounting pronouncements, see “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Financial Market Risks

We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollar.

We are exposed to interest rate risk under our Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 29, 2020. At December 31, 2017, we had borrowings outstanding under the Credit Agreement of $447.6 million at a weighted-average interest rate of 2.69% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at December 31, 2017, was 2.70%. For more information, see Note 12, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first quarters of fiscal 2018 and 2017. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2018 and 2017, 21.7% and 25.8% of our consolidated revenue, respectively, was generated by our international business. For the three-month periods ended December 31, 2017 and January 1, 2017, we reduced our equity through other comprehensive income on our consolidated balance sheets by $3.5 million and $16.2 million, respectively, for the effect of foreign currency translation adjustments.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in applicable tax regulations could negatively affect our financial results.

We are subject to taxation in the United States and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts ("TCJA"). The changes to U.S. tax law implemented by the TCJA are broad and complex. The final impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes in estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates.

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

In the first quarter of fiscal 2018, we generated 21.7% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

•	imposition of governmental controls and changes in laws, regulations, or policies;

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency exchange rate fluctuations, devaluations, and other conversion restrictions;

•	uncertain and changing tax rules, regulations, and rates;

•	the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict, and greater physical security risks, which may cause us to have to leave a country quickly;

•	logistical and communication challenges;

•	changes in regulatory practices, including tariffs and taxes;

•	changes in labor conditions;

•	general economic, political, and financial conditions in foreign markets; and

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

In the first quarter of fiscal 2018, we generated 51.1% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, an economic downturn may make it more difficult for U.S. state and local governments to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the first quarter of fiscal 2018, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

We have made and expect to continue to make acquisitions. Acquisitions could disrupt our operations and adversely impact our business and operating results. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage, and debt service requirements (if we incur additional debt to fund an acquisition);

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of December 31, 2017, our goodwill was $763.5 million and other intangible assets were $24.5 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015. We had no goodwill impairment in fiscal 2017 or 2016.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws.

The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Improper payments are also prohibited under the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act. Local business practices in many countries outside the United States create a greater risk of government corruption than that found in the United States and other more developed countries. Our policies mandate compliance with anti-bribery laws, and we have established policies and procedures designed to monitor compliance with anti-bribery law requirements; however, we cannot ensure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

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

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our consolidated financial statements, which may significantly reduce or eliminate our profits.

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and operating units;

•	our ability to manage attrition;

•	our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

•	our ability to match the skill sets of our employees to the needs of the marketplace.

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

The U.S. federal government and certain other clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-

price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at December 31, 2017 included approximately $61 million related to such claims.

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

Our backlog at December 31, 2017 was $2.4 billion, a decrease of $112.4 million, or 4.4%, compared to the end of fiscal 2017. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price. Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including quarter-to-quarter variations in our financial results, such as revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition (which factors may, themselves, be affected by the factors described below):

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of Tetra Tech, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock, and provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover, or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

     On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. As of December 31, 2017, we repurchased through open market purchases a total of 514,676 shares at an average price of $48.57 for a total cost of $25.0 million under this repurchase program. These shares were repurchased during the period from October 2, 2017 through December 31, 2017. A summary of the repurchase activity for the three months ended December 31, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 2, 2017 – October 29, 2017	154,528	$48.12	154,528	$92,564,290
October 30, 2017 – November 26, 2017	161,251	48.67	161,251	84,716,836
November 27, 2017 – December 31, 2017	198,897	48.86	198,897	74,999,595

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2018	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)