Form 10-Q
period 2018-04-01
TETRA TECH INC
filed 2018-05-04
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 1, 2018

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
Yes  ☐   No  ☒
 As of April 30, 2018, 55,615,925 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	April 1, 2018	October 1, 2017
Current assets:
Cash and cash equivalents	$203,177	$189,975
Accounts receivable – net	863,219	788,767
Prepaid expenses and other current assets	65,102	49,969
Income taxes receivable	18,406	13,312
Total current assets	1,149,904	1,042,023

Property and equipment – net	55,495	56,835
Investments in unconsolidated joint ventures	3,167	2,700
Goodwill	809,690	740,886
Intangible assets – net	20,847	26,688
Deferred tax assets	8,588	1,763
Other long-term assets	35,102	31,850
Total assets	$2,082,793	$1,902,745

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$155,257	$177,638
Accrued compensation	140,426	143,408
Billings in excess of costs on uncompleted contracts	144,327	117,499
Current portion of long-term debt	15,466	15,588
Current contingent earn-out liabilities	11,669	2,024
Other current liabilities	92,863	81,511
Total current liabilities	560,008	537,668

Deferred tax liabilities	45,740	43,781
Long-term debt	463,544	341,283
Long-term contingent earn-out liabilities	18,443	414
Other long-term liabilities	54,830	50,975

Commitments and contingencies (Note 14)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at April 1, 2018 and October 1, 2017	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,749 and 55,873 shares at April 1, 2018 and October 1, 2017, respectively	557	559
Additional paid-in capital	161,387	193,835
Accumulated other comprehensive loss	(118,044)	(98,500)
Retained earnings	896,146	832,559
Tetra Tech stockholders’ equity	940,046	928,453
Noncontrolling interests	182	171
Total stockholders' equity	940,228	928,624
Total liabilities and stockholders' equity	$2,082,793	$1,902,745
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Revenue	$700,262	$663,781	$1,460,010	$1,332,632
Subcontractor costs	(167,469)	(151,827)	(382,370)	(331,127)
Other costs of revenue	(441,368)	(430,952)	(892,070)	(839,141)
Gross profit	91,425	81,002	185,570	162,364

Selling, general and administrative expenses	(46,791)	(45,195)	(92,347)	(86,702)
Contingent consideration – fair value adjustments	(1,918)	7,149	(1,918)	7,149
Income from operations	42,716	42,956	91,305	82,811

Interest expense	(4,092)	(3,099)	(7,252)	(6,007)
Income before income tax expense	38,624	39,857	84,053	76,804

Income tax expense	(9,877)	(12,990)	(9,254)	(23,348)
Net income	28,747	26,867	74,799	53,456

Net income attributable to noncontrolling interests	(22)	(5)	(40)	(32)
Net income attributable to Tetra Tech	$28,725	$26,862	$74,759	$53,424

Earnings per share attributable to Tetra Tech:
Basic	$0.51	$0.47	$1.34	$0.93
Diluted	$0.51	$0.46	$1.32	$0.92

Weighted-average common shares outstanding:
Basic	55,841	57,270	55,900	57,171
Diluted	56,673	58,270	56,825	58,194

Cash dividends paid per share	$0.10	$0.09	$0.20	$0.18

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net income	$28,747	$26,867	$74,799	$53,456

Foreign currency translation adjustments	(16,121)	9,328	(19,590)	(6,671)
Gain (loss) on cash flow hedge valuations	(27)	452	39	1,448
Other comprehensive income (loss), net of tax	(16,148)	9,780	(19,551)	(5,223)

Comprehensive income, net of tax	12,599	36,647	55,248	48,233

Net income attributable to noncontrolling interests	(22)	(5)	(40)	(32)
Foreign currency translation adjustments	5	(5)	7	(188)
Comprehensive income attributable to noncontrolling interests	(17)	(10)	(33)	(220)

Comprehensive income attributable to Tetra Tech, net of tax	$12,582	$36,637	$55,215	$48,013

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net income	$74,799	$53,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,312	23,234
Equity in income of unconsolidated joint ventures	(2,032)	(2,489)
Distributions of earnings from unconsolidated joint ventures	1,470	2,301
Non-cash stock compensation	8,705	6,610
Deferred income taxes	(10,100)	19,851
Provision for doubtful accounts	2,390	(2,028)
Fair value adjustments to contingent consideration	1,918	(7,149)
Gain on disposal of property and equipment	(1,205)	(266)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(42,912)	2,631
Prepaid expenses and other assets	(15,528)	(7,587)
Accounts payable	(26,460)	(15,587)
Accrued compensation	(11,453)	(12,888)
Billings in excess of costs on uncompleted contracts	15,367	25,139
Other liabilities	716	(5,021)
Income taxes receivable/payable	(1,213)	(29,843)
Net cash provided by operating activities	14,774	50,364

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(64,451)	(8,039)
Capital expenditures	(4,565)	(3,896)
Proceeds from sale of property and equipment	1,651	303
Net cash used in investing activities	(67,365)	(11,632)

Cash flows from financing activities:
Proceeds from borrowings	180,026	133,596
Payments on long-term debt	(62,109)	(137,849)
Repurchases of common stock	(50,000)	(20,000)
Net proceeds from issuance of common stock	11,945	7,661
Dividends paid	(11,172)	(10,301)
Payments of contingent earn-out liabilities	(854)	—
Net cash provided by (used in) financing activities	67,836	(26,893)

Effect of exchange rate changes on cash	(2,043)	(958)

Net increase in cash and cash equivalents	13,202	10,881
Cash and cash equivalents at beginning of period	189,975	160,459
Cash and cash equivalents at end of period	$203,177	$171,340

Supplemental information:
Cash paid during the period for:
Interest	$6,895	$5,970
Income taxes, net of refunds received of $0.3 million and $0.6 million	$20,151	$32,995
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

2.             Accounts Receivable – Net and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	April 1, 2018	October 1, 2017
	(in thousands)
Billed	$461,781	$376,287
Unbilled	413,517	404,899
Contract retentions	22,019	39,840
Total accounts receivable – gross	897,317	821,026
Allowance for doubtful accounts	(34,098)	(32,259)
Total accounts receivable – net	$863,219	$788,767

Billings in excess of costs on uncompleted contracts	$144,327	$117,499

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Except for amounts related to claims as discussed below, most of our unbilled receivables at April 1, 2018 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.
Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes result in change orders and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without a definitive client agreement. Unapproved change orders constitute claims in excess of agreed contract prices that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, or other causes of unanticipated additional costs. Revenue on claims is recognized when contract costs related to claims have been incurred and when their addition to contract value can be reliably estimated. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period, such as when client agreement is obtained or a claims resolution occurs.
Total accounts receivable at April 1, 2018 and October 1, 2017 included $65 million and $59 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no material gains or losses related to claims in the first half of fiscal 2018. In the first half of fiscal 2017 (all in the second quarter), we recognized a reduction of revenue of $4.5 million and a related loss in operating income of $3.2 million in our RCM segment.
Billed accounts receivable related to U.S. federal government contracts were $89.3 million and $45.4 million at April 1, 2018 and October 1, 2017, respectively. U.S. federal government contracts unbilled receivables were $104.5 million and $109.7 million at April 1, 2018 and October 1, 2017, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at April 1, 2018 and October 1, 2017.
We recognize our revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $0.7 million and $1.4 million during the second quarter and first half of fiscal 2018, respectively, in the CIG segment. We recognized net unfavorable operating income adjustments of $4.0 million (all in the RCM segment) during the second quarter of fiscal 2017, and $8.0 million ($2.3 million in the CIG segment and $5.7 million in the RCM segment) during the first half of fiscal 2017. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of April 1, 2018 and October 1, 2017, our consolidated balance sheets included liabilities for anticipated losses of $4.4 million and $8.1 million, respectively. The estimated cost to complete the related contracts as of April 1, 2018 was $4.6 million.

3.             Mergers and Acquisitions

In the second quarter of fiscal 2018, we completed the acquisition of Norman Disney & Young (“NDY”), a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada and is part of our CIG segment. The fair value of the purchase price for NDY was $56.1 million. This amount is comprised of $46.3 million of initial cash payments made to the sellers, $1.6 million held in escrow and $0.6 million in accruals included in current liabilities for pending resolution of the closing balance sheet, and $7.6 million for the estimated fair value of contingent earn-out obligations, with a maximum amount of $20.2 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the first quarter of fiscal 2017, we acquired Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our GSG segment. The fair value of the purchase price for Glumac was $38.4 million. This amount is comprised of $19.0 million of initial cash payments made to the sellers, $1.0 million held in escrow and included in current liabilities for pending resolution of the closing balance sheet, and $18.4 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million payable, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the second quarter of fiscal 2017, we acquired Eco Logical Australia (“ELA”), headquartered in Sydney, Australia. ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our CIG segment. The fair value of the purchase price for ELA was $9.9 million. This amount consists of $8.3 million of cash payments made to the sellers and $1.6 million for the estimated fair value of contingent earn-out obligations, with a maximum of $1.7 million payable, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to the fiscal 2018 acquisitions primarily represent the value of a workforce with distinct expertise in the sustainable infrastructure design market. The goodwill addition related to the fiscal 2017 acquisition primarily represents the value of a workforce with distinct expertise in the environmental and ecological markets. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog, client relations and trade names intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 10 years, and trade names with lives ranging from 3 to 5 years. For detailed information regarding our intangible assets, see Note 4, “Goodwill and Intangible Assets”.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the first half of fiscal 2018 (all in the second quarter), we recorded increases in our contingent earn-out liabilities related to ELA and Cornerstone Environmental Group ("CEG"), and reported related losses in operating income totaling $1.9 million. During the first half of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities related to INDUS Corporation ("INDUS") and CEG, and reported related gains in operating income totaling $7.1 million ($5.0 million for INDUS and $2.1 million for CEG).

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

The determination of the fair value of the purchase price for INDUS on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. The initial valuation was primarily based on probability-weighted internal estimates of INDUS' operating income during each earn-out period. As a result of these estimates, we calculated an initial fair value at the acquisition date of INDUS' contingent earn-out liability of $4.7 million in the second quarter of fiscal 2016. This amount had increased to $4.9 million at the end of fiscal 2016 due to the passage of time for the present value calculation. In determining that INDUS would earn 59% of the maximum potential earn-out, we considered several factors including INDUS'

recent historical revenue and operating income levels and growth rates. We also considered the recent trend in INDUS' backlog level.

INDUS' annual financial performance in the first earn-out period was below our original expectation at the acquisition date. As a result, in the second quarter of fiscal 2017, we evaluated our estimate of INDUS' contingent consideration liability for both earn-out periods. This assessment included a review of INDUS' financial results in the first earn-out period, the status of ongoing projects in INDUS' backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that INDUS' operating income in both the first and second earn-out periods would be lower than the minimum requirements of $3.2 million and $3.6 million, respectively, to earn any contingent consideration. Accordingly, in the second quarter of fiscal 2017, we reduced the INDUS contingent earn-out liability to $0, which resulted in a gain of $5.0 million.

At April 1, 2018, there was a total potential maximum of $43.4 million of outstanding contingent consideration related to acquisitions.  Of this amount, $30.1 million was estimated as the fair value and accrued on our consolidated balance sheet.

4.             Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at October 1, 2017	$361,761	$379,125	$740,886
Goodwill additions	26,726	54,275	81,001
Foreign exchange impact	(2,138)	(10,059)	(12,197)
Balance at April 1, 2018	$386,349	$423,341	$809,690

During the first half of fiscal 2018, we recorded goodwill additions as a result of our recent acquisitions. The purchase price allocations for these acquisitions are preliminary, and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Foreign exchange impact relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $404.0 million and $379.5 million at April 1, 2018 and October 1, 2017, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $521.3 million and $477.0 million at April 1, 2018 and October 1, 2017, respectively, excluding $97.9 million of accumulated impairment.

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

The reorganization of our core operations, described in Note 1, “Basis of Presentation” and Note 10, “Reportable Segments”, also impacted the definition of our reporting units for goodwill impairment testing. As a result, on October 2, 2017, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each new reporting unit exceeded its corresponding carrying amount including recorded goodwill. Although we believe that our estimates of fair value for our reporting units are reasonable, if financial performance for our reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for our reporting units could become impaired.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	April 1, 2018			October 1, 2017
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	0.0	$83	$(83)	$495	$(493)
Client relations	2.7	54,643	(43,119)	90,297	(75,074)
Backlog	0.8	23,184	(16,443)	21,518	(13,301)
Trade names	2.8	5,248	(2,666)	6,685	(3,439)
Total		$83,158	$(62,311)	$118,995	$(92,307)

The gross amount and accumulated amortization for client relations decreased due to the full amortization of assets as of fiscal 2017 year-end. Amortization expense for the three and six months ended April 1, 2018 was $5.0 million and $9.7 million, respectively, compared to $5.9 million and $11.8 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2018 and succeeding years is as follows:

Amount
(in thousands)
2018	$8,300
2019	7,471
2020	2,786
2021	1,650
2022	411
Beyond	229
Total	$20,847

5.                                      Property and Equipment

Property and equipment consisted of the following:

	April 1, 2018	October 1, 2017
	(in thousands)
Equipment, furniture and fixtures	147,316	150,026
Leasehold improvements	31,066	27,689
Land and buildings	$3,746	$3,680
Total property and equipment	182,128	181,395
Accumulated depreciation	(126,633)	(124,560)
Property and equipment, net	$55,495	$56,835

The depreciation expense related to property and equipment was $5.1 million and $10.3 million for the three and six months ended April 1, 2018, respectively, compared to $5.8 million and 11.0 million for the prior-year periods.

6.                                      Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. In the first half of fiscal 2018, we repurchased through open market purchases under this program a total of 1,020,033 shares at an average price of $49.02 for a total cost of $50.0 million.

On November 7, 2017, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on December 15, 2017 to stockholders of record as of the close of business on November 30, 2017. On January 29, 2018, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on March 2, 2018 to stockholders of record as of the close of business on February 14, 2018. Dividends totaling $11.2 million and $10.3 million were paid in the first half of fiscal 2018 and 2017, respectively.

Subsequent Event.  On April 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 1, 2018 to stockholders of record as of the close of business on May 16, 2018.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended April 1, 2018 was $4.7 million and $8.7 million, respectively, compared to $3.4 million and $6.6 million for the same periods last year. The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our consolidated statements of income. There were no material stock compensation awards in the second quarter of fiscal 2018. In the six months ended April 1, 2018, we granted 170,222 stock options with an exercise price of $47.95 per share and an estimated weighted-average fair value of $14.79 per share to our non-employee directors and executive officers. The executive officer options vest over a four-year period, and the non-employee director options vest after one year. In addition, we awarded 98,599 performance shares units (“PSUs”) to our non-employee directors and executive officers at a fair value of $56.10 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 189,651 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $48.01 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$28,725	$26,862	$74,759	$53,424

Weighted-average common shares outstanding – basic	55,841	57,270	55,900	57,171
Effect of dilutive stock options and unvested restricted stock	832	1,000	925	1,023
Weighted-average common stock outstanding – diluted	56,673	58,270	56,825	58,194

Earnings per share attributable to Tetra Tech:
Basic	$0.51	$0.47	$1.34	$0.93
Diluted	$0.51	$0.46	$1.32	$0.92

For the three and six months of fiscal 2018 and 2017, no options were excluded from the calculation of dilutive potential common shares.

9.                                      Income Taxes

The effective tax rates for the first half of fiscal 2018 and 2017 were 11.0% and 30.4%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, implementing a modified territorial tax system, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first half of fiscal 2018 was 23.0%.

The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during the half of fiscal 2018. Based on our preliminary analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax.

The one-time revaluation of our deferred tax liabilities and our estimate of the one-time transition tax on foreign earnings are both preliminary and subject to adjustment as we refine the information necessary to record the final values. The provisional amounts incorporate assumptions made based on our current interpretation of the TCJA and may change as we receive additional clarification on the implementation guidance. Additionally, in order to complete the valuation of our deferred tax liabilities, additional information related to the timing of the recovery or settlement of our deferred tax assets and liabilities and the effective tax rates (including state tax rates) that will apply needs to be obtained and analyzed. Similarly, information related to the computation of our foreign earnings and profits subject to the one-time transition tax requires further analysis before we make a final determination that we have no related liability. The U.S. Securities and Exchange Commission (“SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

At the beginning of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the consolidated statement of income rather than being recorded in additional paid-in capital on the consolidated balance sheet. As a result, we recognized income tax benefits of $1.4 million and $4.6 million in the second quarter and first half of fiscal 2018, respectively, compared to $0.9 million and $2.7 million for the prior-year periods. Also in the second quarter of fiscal 2017, the Internal Revenue Service (“IRS”) concluded their examination for fiscal years 2010 through 2013. As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we made payments to the IRS of approximately $20 million in the third quarter of fiscal 2017 that represented the acceleration of a deferred tax liability. In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first half of fiscal 2018 and 2017 were 28.5% and 32.5%, respectively.

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

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, we continue to evaluate this provision of the TCJA and the application of Accounting Standards Codification 740, Income Taxes. Under GAAP, we are allowed to make an accounting policy choice of either: 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or 2) factoring such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations, but also our intent and ability to modify our structure. We are currently in the process of analyzing our structure and, as a result, we are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements, and have not made a policy decision regarding whether to record deferred taxes on GILTI.

As of April 1, 2018 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $6.3 million and $6.0 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

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

We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of April 1, 2018 was immaterial as the related projects were substantially completed.

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

Reportable Segments

The following tables set forth summarized financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands)
Revenue
GSG	$406,027	$357,113	$848,799	$719,973
CIG	309,704	329,127	641,217	647,198
RCM	1,480	(23)	8,286	8,209
Elimination of inter-segment revenue	(16,949)	(22,436)	(38,292)	(42,748)
Total revenue	$700,262	$663,781	$1,460,010	$1,332,632

Income (loss) from operations
GSG	$34,177	$33,432	$73,302	$63,600
CIG	18,400	18,459	39,693	40,003
RCM	(489)	(8,466)	(1,647)	(11,508)
Corporate (1)	(9,372)	(469)	(20,043)	(9,284)
Total income from operations	$42,716	$42,956	$91,305	$82,811

(1)     Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	April 1, 2018	October 1, 2017
	(in thousands)
Total Assets
GSG	$488,073	$378,839
CIG	507,493	518,697
RCM	31,092	33,620
Corporate (1)	1,056,135	971,589
Total assets	$2,082,793	$1,902,745

(1) Corporate assets consist of assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue. For the three and six months ended April 1, 2018 and April 2, 2017, GSG and CIG generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
	(in thousands)
Client Sector
U.S. federal government (1)	$236,951	$218,110	$473,199	$440,744
International (2)	178,008	197,114	342,968	369,571
U.S. state and local government	104,905	83,181	256,659	166,676
U.S. commercial	180,398	165,376	387,184	355,641
Total	$700,262	$663,781	$1,460,010	$1,332,632

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017). The carrying value of our long-term debt approximated fair value at April 1, 2018 and October 1, 2017. As of April 1, 2018, we had borrowings of $478.8 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility. In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility. At April 1, 2018, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(0.1) million and is expected to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

As of April 1, 2018, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$38,438	1.36%	May 2018
38,438	1.34%	May 2018
38,438	1.35%	May 2018
19,218	1.23%	May 2018
19,218	1.24%	May 2018

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	April 1, 2018	October 1, 2017
		(in thousands)
Interest rate swap agreements	Other current assets	$96	$49

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first half of fiscal 2018 and the fiscal year ended October 1, 2017. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

13.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and six months ended April 1, 2018 and April 2, 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at January 1, 2017	$(143,026)	$(168)	$(143,194)
Other comprehensive income before reclassifications	9,323	689	10,012
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(237)	(237)
Net current-period other comprehensive income	9,323	452	9,775
Balances at April 2, 2017	$(133,703)	$284	$(133,419)

Balances at December 31, 2017	$(102,413)	$512	$(101,901)
Other comprehensive loss before reclassifications	(16,116)	(136)	(16,252)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	109	109
Net current-period other comprehensive loss	(16,116)	(27)	(16,143)
Balances at April 1, 2018	$(118,529)	$485	$(118,044)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)
Other comprehensive income (loss) before reclassifications	(6,859)	2,027	(4,832)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(579)	(579)
Net current-period other comprehensive income (loss)	(6,859)	1,448	(5,411)
Balances at April 2, 2017	$(133,703)	$284	$(133,419)

Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive loss before reclassifications	(19,583)	(52)	(19,635)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	91	91
Net current-period other comprehensive income (loss)	(19,583)	39	(19,544)
Balances at April 1, 2018	$(118,529)	$485	$(118,044)

(1) This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income. See Note 12, “Derivative Financial Instruments”, for more information.

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

The Civil Division of the United States Attorney's Office ("USAO") has informed us that it is currently evaluating claims for penalties and damages in connection with radiation remediation services provided by Tetra Tech EC, Inc., our subsidiary, at the former Navy base at Hunters Point in San Francisco. We have cooperated with the USAO and are engaged in ongoing discussions with the USAO concerning this matter. Based upon the discussions to date, we are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

15.                               Recent Accounting Pronouncements

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

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. This guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (first quarter of fiscal 2021 for us), on a prospective basis. Earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the first quarter of our fiscal 2018, and the adoption of this guidance had no impact on our consolidated financial statements.

In May 2017, the FASB issued updated guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us), on a prospective basis. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In February 2018, the FASB issued guidance on reclassification of certain tax effects from accumulated comprehensive income, which allows for a reclassification of stranded tax effects from the TCJA from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 (first quarter of fiscal 2020 for us). We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Client Sector
U.S. state and local government	15.0%	12.5%	17.6%	12.5%
U.S. federal government (1)	33.8	32.9	32.4	33.1
U.S. commercial	25.8	24.9	26.5	26.7
International (2)	25.4	29.7	23.5	27.7
Total	100.0%	100.0%	100.0%	100.0%

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
Our reportable segments are as follows:

Government Services Group (“GSG”).  GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and emergency management services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. Additionally, GSG provides a wide range of support to development agencies worldwide.

Commercial/International Services Group (“CIG”).  CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and local government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the United States and Western Canada.

Remediation and Construction Management (“RCM”).  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of April 1, 2018 was immaterial as the related projects were substantially completed.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Reportable Segment
GSG	58.0%	53.8%	58.1%	54.0%
CIG	44.2	49.6	43.9	48.6
RCM	0.2	—	0.6	0.6
Inter-segment elimination	(2.4)	(3.4)	(2.6)	(3.2)
Total	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Contract Type
Fixed-price	32.1%	30.1%	31.5%	31.2%
Time-and-materials	47.6	47.9	48.7	47.2
Cost-plus	20.3	22.0	19.8	21.6
Total	100.0%	100.0%	100.0%	100.0%

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

In the second quarter of fiscal 2018, we acquired NDY, a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada and is part of our CIG segment.

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

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not have any divestitures in fiscal 2017 or the first half of fiscal 2018.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first half of fiscal 2018, our revenue increased 9.6% compared to the prior-year period. Our recent acquisitions, Glumac and NDY, contributed revenue of $44.7 million in the first half of fiscal 2018. Excluding this contribution, our revenue increased 6.2% in the first half of fiscal 2018 compared to the same period last year.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 54.0% in the first half of fiscal 2018 compared to the same period last year. This increase includes higher revenue from emergency response activities in the first half of fiscal 2018 compared to the prior-year period due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities were particularly increased by the hurricanes in Florida and Texas, and the fires in California. In addition, many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. As a result, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. We expect our U.S. state and local government business to continue to grow in the remainder of fiscal 2018, although at a significantly lower rate than the first half of fiscal 2018 as the level of our emergency response activities moderates.

U.S. Federal Government.  Our U.S. federal government revenue increased 7.4% in the first half of fiscal 2018 compared to the prior-year period. This growth primarily reflects increased international development and U.S. Department of Defense (“DoD”) activities. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate similar growth in U.S. federal government revenue in the second half of fiscal 2018.

U.S. Commercial.  Our U.S. commercial revenue increased 8.9% in the first half of fiscal 2018 compared to the prior-year period. Excluding the contribution from Glumac, our U.S. commercial business increased 0.8% in the first half of fiscal 2018 compared to the same period last year. We expect our U.S. commercial revenue, excluding the contribution from Glumac, to grow modestly in the second half fiscal 2018.

International.  Our international revenue decreased 7.2% in first half of fiscal 2018 compared to the prior-year period. Excluding the contribution from NDY, our revenue declined 11.6% in the first half of fiscal 2018 compared to the same period last year. The decline reflects our reduced oil and gas business, particularly in Western Canada. Excluding these activities and the contribution from NDY, our international revenue increased 5.2% due to an improvement in our infrastructure and environmental activities. We anticipate our total international revenue to decline modestly in fiscal 2018, while continuing to grow excluding our Canadian oil and gas activities.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Change		April 1, 2018	April 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$700,262	$663,781	$36,481	5.5%	$1,460,010	$1,332,632	$127,378	9.6%
Subcontractor costs	(167,469)	(151,827)	(15,642)	(10.3)	(382,370)	(331,127)	(51,243)	(15.5)
Revenue, net of subcontractor costs (1)	532,793	511,954	20,839	4.1	1,077,640	1,001,505	76,135	7.6
Other costs of revenue	(441,368)	(430,952)	(10,416)	(2.4)	(892,070)	(839,141)	(52,929)	(6.3)
Gross profit	91,425	81,002	10,423	12.9	185,570	162,364	23,206	14.3
Selling, general and administrative expenses	(46,791)	(45,195)	(1,596)	(3.5)	(92,347)	(86,702)	(5,645)	(6.5)
Contingent consideration - fair value adjustments	(1,918)	7,149	(9,067)	NM	(1,918)	7,149	(9,067)	NM
Income from operations	42,716	42,956	(240)	(0.6)	91,305	82,811	8,494	10.3
Interest expense	(4,092)	(3,099)	(993)	(32.0)	(7,252)	(6,007)	(1,245)	(20.7)
Income before income tax expense	38,624	39,857	(1,233)	(3.1)	84,053	76,804	7,249	9.4
Income tax expense	(9,877)	(12,990)	3,113	24.0	(9,254)	(23,348)	14,094	60.4
Net income	28,747	26,867	1,880	7.0	74,799	53,456	21,343	39.9
Net income attributable to noncontrolling interests	(22)	(5)	(17)	(340.0)	(40)	(32)	(8)	(25.0)
Net income attributable to Tetra Tech	$28,725	$26,862	$1,863	6.9	$74,759	53,424	$21,335	39.9
Diluted earnings per share	$0.51	$0.46	$0.05	10.9	$1.32	$0.92	$0.40	43.5

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 29.0% and 32.5% in the first half of fiscal 2018 and 2017, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Change		April 1, 2018	April 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$700,262	$663,781	$36,481	5.5%	$1,460,010	$1,332,632	$127,378	9.6%
RCM	(1,480)	23	(1,503)	NM	(8,286)	(8,209)	(77)	NM
Ongoing revenue	$698,782	$663,804	$34,978	5.3	$1,451,724	$1,324,423	$127,301	9.6

Revenue, net of subcontractor costs	$532,793	$511,954	$20,839	4.1	$1,077,640	$1,001,505	$76,135	7.6
RCM	(369)	3,704	(4,073)	NM	(1,521)	1,909	(3,430)	NM
Ongoing revenue, net of subcontractors costs	$532,424	$515,658	$16,766	3.3	$1,076,119	$1,003,414	$72,705	7.2

Income from operations	$42,716	$42,956	$(240)	(0.6)	$91,305	$82,811	$8,494	10.3
Contingent consideration – fair value adjustments	1,918	(7,149)	9,067	NM	1,918	(7,149)	9,067	NM
RCM	489	8,466	(7,977)	NM	1,647	11,508	(9,861)	NM
Ongoing income from operations	$45,123	$44,273	$850	1.9	$94,870	$87,170	$7,700	8.8

EPS	$0.51	$0.46	$0.05	10.9	$1.32	$0.92	$0.40	43.5%
Earn-out (gain) loss	0.03	(0.08)	0.11	NM	0.03	(0.08)	0.11	NM
RCM	—	0.10	(0.10)	NM	0.01	0.13	(0.12)	NM
Revaluation of deferred tax liabilities	—	—	—	NM	(0.18)	—	(0.18)	NM
Ongoing EPS	$0.54	$0.48	$0.06	12.5%	$1.18	$0.97	$0.21	21.6%

NM = not meaningful

In the second quarter of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $36.5 million, or 5.5%, and $20.8 million, or 4.1%, respectively, compared to the same period last year. In the first half of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $127.4 million, or 9.6%, and $76.1 million, or 7.6%, respectively, compared to the same period last year. The year-over-year comparisons include exited construction activities in the RCM segment. Revenue and revenue, net of subcontractor costs, from these construction activities increased $1.5 million and $4.1 million, respectively, in the second quarter of fiscal 2018 compared to the prior-year quarter. On a year-to-date basis, this revenue was flat and revenue, net of subcontractor costs, increased $3.4 million compared to the first half of fiscal 2017.

Ongoing revenue and revenue, net of subcontractor costs, increased $35.0 million, or 5.3%, and $16.8 million, or 3.3%, respectively, in the second quarter of fiscal 2018 compared to the prior-year quarter. These increases include contributions from our recent acquisitions of Glumac and NDY, which contributed a total of $31.5 million in revenue in the second quarter of fiscal 2018. Excluding these contributions, our ongoing revenue was comparable to the second quarter of fiscal 2017. These results include increased state and local government activity in our U.S. operations. Our revenue and revenue, net of subcontractor costs, from this business increased $24.2 million and $15.4 million, respectively, in the second quarter of fiscal 2018 compared to last year's second quarter. This year-over-year growth in our state and local business was primarily a result of increased activity in response to the unprecedented natural disasters in the United States that occurred during 2017. Our emergency response projects were concentrated in Florida, Texas, and California in the second quarter of fiscal 2018. In addition, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. Our U.S. federal and international government-related revenue also increased in the second quarter of fiscal 2018 compared to the same quarter last year; however, this growth was offset by lower international oil and gas activities, particularly in Western Canada.

In the first half of fiscal 2018, our ongoing revenue and revenue, net of subcontractor costs, increased $127.3 million, or 9.6%, and $72.7 million, or 7.2%, respectively, compared to the same period last year. Glumac and NDY contributed combined revenue of $44.7 million in the first half of fiscal 2018. Excluding this contribution, our ongoing revenue increased $82.6 million, or 6.2%, in the first six months of fiscal 2018 compared to the same period last year. Similar to our second quarter year-over-year comparisons, our results for the first half of fiscal 2018 reflect revenue growth in our U.S. state and local government operations led by our emergency response projects, as well as our U.S. federal government and international government businesses. However, also consistent with the quarterly comparisons, these increases were partially offset by a decline in our international oil and gas activities in Western Canada.

Our operating income decreased $0.2 million and increased $8.5 million in the second quarter and first half of fiscal 2018, respectively, compared to the prior-year periods. The loss from exited construction activities in our RCM segment was $0.5 million and $1.6 million in the second quarter and first half of fiscal 2018, respectively, compared to $8.5 million and $11.5 million, respectively, in the prior-year periods. Our operating income for both periods in fiscal 2018 reflect losses of $1.9 million related to changes in the estimated fair value of contingent earn-out liabilities. Conversely, our operating income for the same periods last year reflect gains of $7.1 million related to changes in the estimated fair value of contingent earn-out liabilities. These gains and losses are described below under “Fiscal 2018 and 2017 Earn-Out Adjustments.” Excluding these non-operating items, ongoing operating income increased $0.9 million and $7.7 million in the second quarter and first half of fiscal 2018, respectively, compared to the same periods in fiscal 2017. The increase for the first half of fiscal 2018 primarily reflects improved results in our GSG segment.

Interest expense, net was $4.1 million and $7.3 million in the second quarter and first half of fiscal 2018, respectively, compared to $3.1 million and $6.0 million in the prior-year periods. The increases in interest expense reflect additional borrowings to fund business growth, including acquisitions, and increases in LIBOR rates.

The effective tax rates for the first half of fiscal 2018 and 2017 were 11.0% and 30.4%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, implementing a territorial tax system, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first half of fiscal 2018 was 23.0%.

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

At the beginning of fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the consolidated statement of income rather than being recorded in additional paid-in capital on the consolidated balance sheet. As a result, we recognized income tax benefits of $1.4 million and $4.6 million in the second quarter and first half of fiscal 2018, respectively, compared to $0.9 million and $2.7 million for the prior-year periods. Also in the second quarter of fiscal 2017, the Internal Revenue Service ("IRS") concluded their examination for fiscal years 2010 through 2013. As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we made payments to the IRS of approximately $20 million in the third quarter of fiscal 2017 that represented the acceleration of a deferred tax liability. In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first half of fiscal 2018 and 2017 were 28.5% and 32.5%, respectively. Excluding discrete items, we expect our effective tax rate to be approximately 28.0% for the remainder of fiscal 2018 and to decline to approximately 26.0% in fiscal 2019 as the full benefit of the lower U.S. corporate tax rate becomes effective.

Our EPS was $0.51 and $1.32 in the second quarter and first half of fiscal 2018, respectively, compared to $0.46 and $0.92 in the same periods last year. On the same basis as our ongoing operating income, EPS was $0.54 and $1.18 in the second quarter and first half of fiscal 2018, respectively, compared to $0.48 and $0.97 in the prior-year periods.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Change		April 1, 2018	April 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$406,027	$357,113	$48,914	13.7%	$848,799	$719,973	$128,826	17.9%
Subcontractor costs	(115,463)	(95,754)	(19,709)	(20.6)	(248,269)	(201,455)	(46,814)	(23.2)
Revenue, net of subcontractor costs	$290,564	$261,359	$29,205	11.2	$600,530	$518,518	$82,012	15.8

Income from operations	$34,177	$33,432	$745	2.2	$73,302	$63,600	$9,702	15.3

Revenue and revenue, net of subcontractor costs, increased $48.9 million, or 13.7%, and $29.2 million, or 11.2%, respectively, in the second quarter of fiscal 2018 compared to the year-ago quarter. For the first half of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $128.8 million, or 17.9%, and $82.0 million, or 15.8%, compared to the same period last year. These increases include the aforementioned contribution from Glumac. Excluding this contribution, our revenue increased 9.4% and 13.9% in the second quarter and first half of fiscal 2018, respectively, compared to the same periods last year. These increases reflect broad-based revenue growth in our U.S. state and local government business. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $26.6 million and $14.8 million, respectively, in the second quarter of fiscal 2018 compared to the prior-year quarter, and increased $86.4 million and $46.9 million, respectively, in the first half of fiscal 2018 compared to the same period last year. To a lesser extent, our U.S. federal business also improved compared to the second quarter and first half of fiscal 2017, primarily due to an increase in environmental work for the DoD.

Operating income increased $0.7 million in the second quarter and $9.7 million in the first half of fiscal 2018 compared to the same periods last year, reflecting the higher revenue.

Commercial/International Services Group

	Three Months Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Change		April 1, 2018	April 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$309,704	$329,127	$(19,423)	(5.9)%	$641,217	$647,198	$(5,981)	(0.9)%
Subcontractor costs	(67,844)	(74,828)	6,984	9.3	(165,628)	(162,302)	(3,326)	(2.0)
Revenue, net of subcontractor costs	$241,860	$254,299	$(12,439)	(4.9)	$475,589	$484,896	$(9,307)	(1.9)

Income from operations	$18,400	$18,459	$(59)	(0.3)	$39,693	$40,003	$(310)	(0.8)

Revenue and revenue, net of subcontractor costs, decreased $19.4 million, or 5.9%, and $12.4 million, or 4.9%, respectively, in the second quarter of fiscal 2018 compared to the year-ago quarter. In the first half of fiscal 2018, revenue and revenue, net of subcontractor costs, decreased $6.0 million, or 0.9%, and $9.3 million, or 1.9%, respectively, compared to the prior-year period. These decreases include the aforementioned contribution from NDY. Excluding this contribution, our revenue decreased 10.8% and 3.4% in the second quarter and first six months of fiscal 2018, respectively, compared to the prior-year periods. These results reflect lower oil and gas revenue in Western Canada, which declined $38.1 million in the second quarter and $58.4 million in the first half of fiscal 2018 compared to the same periods last year. Operating income was flat in the second quarter and first half of fiscal 2018 compared to the year-ago periods.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	April 1, 2018	April 2, 2017	Change		April 1, 2018	April 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$1,480	$(23)	$1,503	NM	$8,286	$8,209	$77	0.9%
Subcontractor costs	(1,111)	(3,681)	2,570	69.8	(6,765)	(10,118)	3,353	33.1
Revenue, net of subcontractor costs	$369	$(3,704)	$4,073	110.0	$1,521	$(1,909)	$3,430	179.7

Loss from operations	$(489)	$(8,466)	$7,977	94.2	$(1,647)	$(11,508)	$9,861	85.7

Revenue and revenue, net of subcontractor costs, increased $1.5 million and $4.1 million, respectively, in the second quarter of fiscal 2018 compared to the prior-year quarter. In the first half of fiscal 2018, revenue was flat and revenue, net of subcontractor costs, increased $3.4 million compared to the same period last year. The operating loss in the second quarter and first half of fiscal 2018 primarily reflects legal costs related to outstanding claims. In the second quarter of fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.5 million and a related loss in operating income of $3.2 million. In the second quarter and first half of fiscal 2017, we also recognized unfavorable operating income adjustments of $4.0 million and $5.7 million, respectively, related to our updated estimate of the costs to complete fixed-price construction projects. The remaining losses in the second quarter and first half of fiscal 2017 primarily reflect legal costs related to outstanding claims. The remaining RCM backlog at the end of the second quarter of fiscal 2018 was immaterial as the related projects were substantially completed in fiscal 2017.

Fiscal 2018 and 2017 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. During the first half of fiscal 2018 (all in the second quarter), we recorded increases in our contingent earn-out liabilities related to ELA and CEG, and reported related losses in operating income totaling $1.9 million. During the first half of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities related to INDUS and CEG, and reported related gains in operating income totaling $7.1 million ($5.0 million for INDUS and $2.1 million for CEG).

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

At April 1, 2018, there was a total potential maximum of $43.4 million of outstanding contingent consideration related to acquisitions.  Of this amount, $30.1 million was estimated as the fair value and accrued on our consolidated balance sheet.

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

Subsequent Event.  On April 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 1, 2018 to stockholders of record as of the close of business on May16, 2018.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. Historically, we have indefinitely reinvested our foreign earnings, and our current plans do not demonstrate a need to repatriate these earnings. However, we are currently evaluating our global tax planning and financing strategies as a result of the recent changes in U.S. tax law, which may result in a one-time repatriation of a portion of our foreign earnings. If we were to repatriate these foreign funds, we could be required to accrue and pay foreign withholding taxes.

Cash and Cash Equivalents.  As of April 1, 2018, cash and cash equivalents were $203.2 million, an increase of $13.2 million compared to the fiscal 2017 year-end. The cash increase resulted from cash provided by operating activities, net borrowings on long-term debt and net proceeds from the issuance of common stock. The increase was partially offset by payments for the acquisitions of Glumac and NDY, stock repurchases, dividends and capital expenditures.

Operating Activities.  For the first half of fiscal 2018, net cash provided by operating activities was $14.8 million, a decrease of $35.6 million compared to the prior-year period. The decrease resulted from the timing of collections on accounts receivable.

Investing Activities.  For the first half of fiscal 2018, net cash used in investing activities was $67.4 million, an increase of $55.7 million compared to the prior-year period, due to the acquisitions of Glumac and NDY.

Financing Activities.  For the first half of 2018, net cash provided by financing activities was $67.8 million, compared to net cash used in financing activities of $26.9 million in the prior-year period, due to a higher net borrowing. The increase was partially offset by an increase in stock repurchases.

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

As of April 1, 2018, we had $478.8 million in outstanding borrowings under the Credit Agreement, which was comprised of $153.8 million under the Term Loan Facility and $325.0 million under the Revolving Credit Facility at a weighted-average interest rate of 2.94% per annum. In addition, we had $0.9 million in standby letters of credit under the Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at April 1, 2018 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 12, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 2.89%. At April 1, 2018, we had $134.1 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with four banks to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $23.7 million, of which $4.8 million was issued in currencies other than the U.S. dollar.

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

At April 1, 2018, we were in compliance with these covenants with a consolidated leverage ratio of 2.06x and a consolidated fixed charge coverage ratio of 2.65x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances or bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At April 1, 2018, there were no borrowings outstanding under this facility; there are bank guarantees outstanding of $6.6 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2018:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	$5,589	December 15, 2017
January 29, 2018	$0.10	February 14, 2018	$5,583	March 2, 2018
April 30, 2018	$0.12	May 16, 2018	N/A	June 1, 2018

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

As of April 1, 2018 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $6.3 million and $6.0 million, respectively.

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
The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At April 1, 2018, we had $0.9 million in standby letters of credit outstanding under our Credit Agreement, $23.7 million in standby letters of credit outstanding under our additional letter of credit facilities and $6.6 million of bank guarantees under our Australian facility.

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

We are exposed to interest rate risk under our Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 29, 2020. At April 1, 2018, we had borrowings outstanding under the Credit Agreement of $478.8 million at a weighted-average interest rate of 2.94% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at April 1, 2018, was 2.89%. For more information, see Note 12, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first half of fiscal 2018 and 2017. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first half of fiscal 2018 and 2017, 23.5% and 27.7% of our consolidated revenue, respectively, was generated by our international business. For the six-month periods ended April 1, 2018 and April 2, 2017, we reduced our equity through other comprehensive income on our consolidated balance sheets by $19.6 million and $6.9 million, respectively, for the effect of foreign currency translation adjustments.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 1, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Civil Division of the United States Attorney's Office ("USAO") has informed us that it is currently evaluating claims for penalties and damages in connection with radiation remediation services provided by Tetra Tech EC, Inc., our subsidiary, at the former Navy base at Hunters Point in San Francisco. We have cooperated with the USAO and are engaged in ongoing discussions with the USAO concerning this matter. Based upon the discussions to date, we are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

We are subject to taxation in the United States and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The changes to U.S. tax law implemented by the TCJA are broad and complex. The final impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes in estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates.

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

In the second quarter of fiscal 2018, we generated 25.4% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In the second quarter of fiscal 2018, we generated 48.8% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the second quarter and first half of fiscal 2018, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of April 1, 2018, our goodwill was $809.7 million and other intangible assets were $20.8 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at April 1, 2018 included approximately $65 million related to such claims.

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

Our backlog at April 1, 2018 was $2.5 billion, a decrease of $31.1 million, or 1.2%, compared to the end of fiscal 2017. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows. For more information, see Note 14, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements".

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

     On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. As of April 1, 2018, we repurchased through open market purchases a total of 1,020,033 shares at an average price of $49.02 for a total cost of $50.0 million under this repurchase program. These shares were repurchased during the period from October 2, 2017 through April 1, 2018. A summary of the repurchase activity for the six months ended April 1, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 2, 2017 – October 29, 2017	154,528	$48.12	154,528	$92,564,290
October 30, 2017 – November 26, 2017	161,251	48.67	161,251	84,716,836
November 27, 2017 – December 31, 2017	198,897	48.86	198,897	74,999,595
January 1, 2018 - January 28, 2018	139,239	49.06	139,239	68,167,968
January 29, 2018 - February 25, 2018	166,494	48.68	166,494	60,062,752
February 26, 2018 - April 1, 2018	199,624	50.41	199,624	49,999,603

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended April 1, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2018	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)