Form 10-Q
period 2018-07-01
TETRA TECH INC
filed 2018-08-03
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2018

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
Yes  ☐   No  ☒
 As of July 30, 2018, 55,333,840 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	July 1, 2018	October 1, 2017
Current assets:
Cash and cash equivalents	$214,040	$189,975
Accounts receivable – net	847,211	788,767
Prepaid expenses and other current assets	60,115	49,969
Income taxes receivable	12,577	13,312
Total current assets	1,133,943	1,042,023

Property and equipment – net	44,719	56,835
Investments in unconsolidated joint ventures	2,560	2,700
Goodwill	795,752	740,886
Intangible assets – net	15,378	26,688
Deferred tax assets	6,201	1,763
Other long-term assets	35,277	31,850
Total assets	$2,033,830	$1,902,745

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$131,752	$177,638
Accrued compensation	144,119	143,408
Billings in excess of costs on uncompleted contracts	163,696	117,499
Current portion of long-term debt	18,737	15,588
Current contingent earn-out liabilities	12,134	2,024
Other current liabilities	92,645	81,511
Total current liabilities	563,083	537,668

Deferred tax liabilities	41,687	43,781
Long-term debt	418,950	341,283
Long-term contingent earn-out liabilities	19,081	414
Other long-term liabilities	54,736	50,975

Commitments and contingencies (Note 15)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at July 1, 2018 and October 1, 2017	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,332 and 55,873 shares at July 1, 2018 and October 1, 2017, respectively	553	559
Additional paid-in capital	144,470	193,835
Accumulated other comprehensive loss	(131,738)	(98,500)
Retained earnings	922,806	832,559
Tetra Tech stockholders’ equity	936,091	928,453
Noncontrolling interests	202	171
Total stockholders' equity	936,293	928,624
Total liabilities and stockholders' equity	$2,033,830	$1,902,745
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	$764,795	$685,539	$2,224,805	$2,018,171
Subcontractor costs	(194,443)	(187,061)	(576,813)	(518,188)
Other costs of revenue	(460,758)	(408,228)	(1,352,827)	(1,247,369)
Gross profit	109,594	90,250	295,165	252,614

Selling, general and administrative expenses	(53,906)	(44,366)	(146,254)	(131,068)
Contingent consideration – fair value adjustments	(192)	—	(2,110)	7,149
Income from operations	55,496	45,884	146,801	128,695

Interest expense	(4,345)	(2,795)	(11,597)	(8,802)
Income before income tax expense	51,151	43,089	135,204	119,893

Income tax expense	(17,806)	(13,114)	(27,060)	(36,462)
Net income	33,345	29,975	108,144	83,431

Net (income) loss attributable to noncontrolling interests	(23)	8	(62)	(24)
Net income attributable to Tetra Tech	$33,322	$29,983	$108,082	$83,407

Earnings per share attributable to Tetra Tech:
Basic	$0.60	$0.52	$1.94	$1.46
Diluted	$0.59	$0.52	$1.91	$1.44

Weighted-average common shares outstanding:
Basic	55,537	57,184	55,780	57,108
Diluted	56,390	58,161	56,681	58,116

Cash dividends paid per share	$0.12	$0.10	$0.32	$0.28

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net income	$33,345	$29,975	$108,144	$83,431

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(13,209)	14,049	(32,792)	7,190
Gain (loss) on cash flow hedge valuations	(485)	138	(446)	1,586
Other comprehensive income (loss) attributable to Tetra Tech	(13,694)	14,187	(33,238)	8,776
Other comprehensive income (loss) attributable to noncontrolling interests	(2)	1	(10)	189
Comprehensive income	$19,649	$44,163	$74,896	$92,396

Comprehensive income attributable to Tetra Tech	$19,628	$44,170	$74,844	$92,183
Comprehensive income (loss) attributable to noncontrolling interests	21	(7)	52	213
Comprehensive income	$19,649	$44,163	$74,896	$92,396

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net income	$108,144	$83,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,592	34,377
Equity in income of unconsolidated joint ventures	(3,604)	(3,504)
Distributions of earnings from unconsolidated joint ventures	3,701	2,747
Non-cash stock compensation	15,519	10,037
Deferred income taxes	(8,266)	27,886
Provision for doubtful accounts	5,841	(1,891)
Fair value adjustments to contingent consideration	2,110	(7,149)
Loss (gain) on sale of assets	1,938	(369)
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Accounts receivable	(58,713)	(9,485)
Prepaid expenses and other assets	(20,539)	(14,806)
Accounts payable	(44,279)	(2,484)
Accrued compensation	(7,300)	(13,390)
Billings in excess of costs on uncompleted contracts	35,666	36,401
Other liabilities	7,786	(5,523)
Income taxes receivable/payable	(1,149)	(64,705)
Net cash provided by operating activities	67,447	71,573

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(65,901)	(8,039)
Capital expenditures	(6,346)	(7,018)
Proceeds from sale of divested business	36,250	—
Proceeds from sale of property and equipment	3,145	507
Net cash used in investing activities	(32,852)	(14,550)

Cash flows from financing activities:
Proceeds from borrowings	293,756	199,574
Payments on long-term debt	(217,259)	(220,845)
Repurchases of common stock	(75,000)	(60,000)
Net proceeds from issuance of common stock	13,200	17,992
Dividends paid	(17,836)	(16,039)
Payments of contingent earn-out liabilities	(854)	—
Net cash used in financing activities	(3,993)	(79,318)

Effect of exchange rate changes on cash	(6,537)	608

Net increase (decrease) in cash and cash equivalents	24,065	(21,687)
Cash and cash equivalents at beginning of period	189,975	160,459
Cash and cash equivalents at end of period	$214,040	$138,772

Supplemental information:
Cash paid during the period for:
Interest	$11,391	$8,770
Income taxes, net of refunds received of $0.5 million and $1.6 million	$36,620	$70,146
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

2.             Accounts Receivable and Revenue Recognition

Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following:

	July 1, 2018	October 1, 2017
	(in thousands)
Billed	$456,626	$376,287
Unbilled	406,206	404,899
Contract retentions	21,960	39,840
Total accounts receivable – gross	884,792	821,026
Allowance for doubtful accounts	(37,581)	(32,259)
Total accounts receivable – net	$847,211	$788,767

Billings in excess of costs on uncompleted contracts	$163,696	$117,499

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Except for amounts related to claims as discussed below, most of our unbilled receivables at July 1, 2018 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.
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
Total accounts receivable at July 1, 2018 and October 1, 2017 included $68 million and $59 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no material gains or losses related to claims during the first nine months of fiscal 2018. In the third quarter and first nine months of fiscal 2017, we recognized a reduction of revenue of $0.4 million and $4.9 million, respectively, and related losses in operating income of $0.4 million and $3.6 million, respectively, all in our RCM segment.
Billed accounts receivable related to U.S. federal government contracts were $93.5 million and $45.4 million at July 1, 2018 and October 1, 2017, respectively. U.S. federal government contracts unbilled receivables were $98.0 million and $109.7 million at July 1, 2018 and October 1, 2017, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at July 1, 2018 and October 1, 2017.
We recognize revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $1.0 million and $2.4 million for the third quarter and first nine months of fiscal 2018, respectively, in the CIG segment. We recognized immaterial operating income adjustments during the third quarter of fiscal 2017, and net unfavorable operating income adjustments of $8.0 million ($2.3 million in the CIG segment and $5.7 million in the RCM segment) during the first nine months of fiscal 2017. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of July 1, 2018 and October 1, 2017, our consolidated balance sheets included liabilities for anticipated losses of $5.0 million and $8.1 million, respectively. The estimated cost to complete the related contracts as of July 1, 2018 was $10.8 million.

3.             Acquisitions and Divestitures

In the second quarter of fiscal 2018, we completed the acquisition of Norman Disney & Young (“NDY”), a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada and is part of our CIG segment. The fair value of the purchase price for NDY was $56.1 million. This amount is comprised of $46.9 million of initial cash payments made to the sellers, $1.6 million held in escrow, and $7.6 million for the estimated fair value of contingent earn-out obligations, with a maximum amount of $20.2 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the first quarter of fiscal 2018, we acquired Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our GSG segment. The fair value of the purchase price for Glumac was $38.4 million. This amount is comprised of $20.0 million of initial cash payments made to the sellers and $18.4 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million payable, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

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

In the third quarter of fiscal 2018, we divested our non-core utility field services operations in the CIG reportable segment for net proceeds after transaction costs of $30.2 million. This operation generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. We also divested of other non-core assets during the third quarter of fiscal 2018 further described in Note 5. "Property and Equipment." These non-core divestitures resulted in a pre-tax loss of $3.4 million, which is included in selling, general and administrative expenses for the third quarter and first nine months of fiscal 2018.

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

Backlog, client relations and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 10 years, and trade names with lives ranging from 3 to 5 years. For detailed information regarding our intangible assets, see Note 4, “Goodwill and Intangible Assets”.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the third quarter and first nine months of fiscal 2018 (substantially all in the second quarter), we recorded increases in our contingent earn-out liabilities related to ELA and Cornerstone Environmental Group ("CEG"), which resulted in charges to operating income totaling $0.2 million and $2.1 million, respectively. During the first nine months of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities related to INDUS Corporation ("INDUS") and CEG, which resulted in gains in operating income totaling $7.1 million ($5.0 million for INDUS and $2.1 million for CEG).

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

At July 1, 2018, there was a total potential maximum of $48.5 million of outstanding contingent consideration related to acquisitions.  Of this amount, $31.2 million was estimated as the fair value and accrued on our consolidated balance sheet.

4.             Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at October 1, 2017	$361,761	$379,125	$740,886
Acquisition activity	28,681	62,034	90,715
Divestiture activity	—	(12,160)	(12,160)
Translation and other	(1,568)	(22,121)	(23,689)
Balance at July 1, 2018	$388,874	$406,878	$795,752

During the first nine months of fiscal 2018, we recorded goodwill additions as a result of our recent acquisitions. The purchase price allocations for these acquisitions are preliminary, and subject to adjustments based upon the final determination of the net assets acquired and information to perform the final valuation. Additionally, we reported a goodwill reduction of $12.2 million as a result of the divestiture of our non-core utility field services operations. Our goodwill was also impacted by foreign exchange related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $406.6 million and $379.5 million at July 1, 2018 and October 1, 2017, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $504.8 million and $477.0 million at July 1, 2018 and October 1, 2017, respectively, excluding $97.9 million of accumulated impairment.

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

The reorganization of our core operations, described in Note 1, “Basis of Presentation” and Note 10, “Reportable Segments”, also impacted the composition of our reporting units for goodwill impairment testing. As a result, on October 2, 2017, we performed impairment testing for goodwill under our new segment structure and determined that the estimated fair value of each new reporting unit exceeded its corresponding carrying amount including recorded goodwill. Although we believe that our estimates of fair value for our reporting units are reasonable, if financial performance for our reporting units falls significantly below our expectations or market prices for similar businesses decline, the goodwill for our reporting units could become impaired.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	July 1, 2018			October 1, 2017
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	0.0	$81	$(81)	$495	$(493)
Client relations	2.6	54,446	(44,589)	90,297	(75,074)
Backlog	0.8	22,620	(19,301)	21,518	(13,301)
Trade names	2.5	5,107	(2,905)	6,685	(3,439)
Total		$82,254	$(66,876)	$118,995	$(92,307)

The gross amount and accumulated amortization for client relations decreased due to the full amortization of assets as of fiscal 2017 year-end. Amortization expense for the three and nine months ended July 1, 2018 was $5.2 million and $14.9 million, respectively, compared to $5.6 million and $17.4 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2018 and succeeding years is as follows:

Amount
(in thousands)
2018	$4,043
2019	6,295
2020	2,758
2021	1,642
2022	411
Beyond	229
Total	$15,378

5.                                      Property and Equipment

Property and equipment consisted of the following:

	July 1, 2018	October 1, 2017
	(in thousands)
Equipment, furniture and fixtures	$129,954	$150,026
Leasehold improvements	29,911	27,689
Land and buildings	594	3,680
Total property and equipment	160,459	181,395
Accumulated depreciation	(115,740)	(124,560)
Property and equipment, net	$44,719	$56,835

The depreciation expense related to property and equipment was $4.9 million and $15.1 million for the three and nine months ended July 1, 2018, respectively, compared to $5.3 million and $16.4 million for the prior-year periods. Our land and buildings declined $3.0 million in the third quarter of fiscal 2018 due to the actual and planned divestitures of certain non-core assets. Additionally, our net property and equipment declined $4.0 million in the third quarter of fiscal 2018 as a result of the divestiture of our non-core utility field services operations in our CIG reportable segment.

6.                                      Stock Repurchase and Dividends

On November 7, 2016, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. In fiscal 2017, we repurchased through open market purchases under this program a total of 2,266,397 shares at an average price of $44.12 for a total cost of $100.0 million. In the first nine months of fiscal 2018, we repurchased an additional 1,491,569 shares through an open market under this program at an average price of $50.28 for a total cost of $75.0 million.

The following table summarizes dividend declared and paid in fiscal 2018 and 2017:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid
(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
April 30, 2018	$0.12	May 16, 2018	June 1, 2018	6,664
Total dividend paid as of July 1, 2018				$17,836

November 7, 2016	$0.09	December 1, 2016	December 14, 2016	$5,144
January 30, 2017	$0.09	February 17, 2017	March 3, 2017	5,157
May 1, 2017	$0.10	May 18, 2017	June 2, 2017	5,738
Total dividend paid as of July 2, 2017				$16,039

Subsequent Event.  On July 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on August 31, 2018 to stockholders of record as of the close of business on August 16, 2018.

7.                                      Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based compensation awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended July 1, 2018 was $6.8 million and $15.5 million, respectively, compared to $3.4 million and $10.0 million for the same periods last year. The majority of these amounts were included in “Selling, general and administrative (“SG&A”) expenses” in our consolidated statements of income. There were no material stock compensation awards in the third quarter of fiscal 2018. In the nine months ended July 1, 2018, we granted 170,222 stock options with an exercise price of $47.95 per share and an estimated weighted-average fair value of $14.79 per share to our non-employee directors and executive officers. The executive officer options vest over a four-year period, and the non-employee director options vest after one year. In addition, we awarded 98,599 performance shares units (“PSUs”) to our non-employee directors and executive officers at a fair value of $57.37 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 196,651 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $48.02 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$33,322	$29,983	$108,082	$83,407

Weighted-average common shares outstanding – basic	55,537	57,184	55,780	57,108
Effect of dilutive stock options and unvested restricted stock	853	977	901	1,008
Weighted-average common stock outstanding – diluted	56,390	58,161	56,681	58,116

Earnings per share attributable to Tetra Tech:
Basic	$0.60	$0.52	$1.94	$1.46
Diluted	$0.59	$0.52	$1.91	$1.44

9.                                      Income Taxes

The effective tax rates for the first nine months of fiscal 2018 and 2017 were 20.0% and 30.4%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during the first nine months of fiscal 2018. Based on our preliminary analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first nine months of fiscal 2018 was 27.4%.

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

The third quarter divestitures of our non-core utility field services operations and other non-core assets resulted in a pre-tax loss of $3.4 million and incremental tax expense of $2.6 million due to a book/tax basis difference primarily related to the $12.2 million of associated goodwill. In the third quarter of fiscal 2018, the Internal Revenue Service ("IRS") concluded their examination for fiscal years 2014 through 2016 and other state examinations were also completed. As a result, we recognized a net $0.4 million tax benefit in the third quarter of fiscal 2018, and we made payments to the IRS of approximately $7.6 million. In the second quarter of fiscal 2017, the IRS concluded their examination for fiscal years 2010 through 2013. As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we made payments to the IRS of approximately $21.5 million in the third quarter of fiscal 2017 that represented the acceleration of a deferred tax liability. In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first nine months of fiscal 2018 and 2017 were 25.0% and 29.5%, respectively.

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

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, we continue to evaluate this provision of the TCJA and the application of Accounting Standards Codification 740, Income Taxes. Under GAAP, we are allowed to make an accounting policy choice of either: 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or 2) factoring such amounts into our measurement of our deferred taxes. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations, but also our intent and ability to modify our structure. We are currently in the process of analyzing our structure and, as a result, we are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, we have not made any adjustments related to potential GILTI tax in our consolidated financial statements, and have not made a policy decision regarding whether to record deferred taxes on GILTI.

As of July 1, 2018 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $8.9 million and $6.0 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

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

We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of July 1, 2018 was immaterial as the related projects are substantially complete.

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

Reportable Segments

The following tables set forth summarize financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands)
Revenue
GSG	$423,912	$379,292	$1,272,712	$1,099,265
CIG	352,631	318,195	993,849	965,393
RCM	3,336	4,192	11,622	12,401
Elimination of inter-segment revenue	(15,084)	(16,140)	(53,378)	(58,888)
Total revenue	$764,795	$685,539	$2,224,805	$2,018,171

Income (loss) from operations
GSG	$44,372	$32,047	$117,674	$95,647
CIG	27,892	24,082	67,585	64,085
RCM	(485)	(1,251)	(2,132)	(12,759)
Corporate (1)	(16,283)	(8,994)	(36,326)	(18,278)
Total income from operations	$55,496	$45,884	$146,801	$128,695

(1)     Includes amortization of intangibles, other costs, and other income not allocable to our reportable segments.

	July 1, 2018	October 1, 2017
	(in thousands)
Total Assets
GSG	$483,327	$378,839
CIG	485,595	518,697
RCM	26,938	33,620
Corporate (1)	1,037,970	971,589
Total assets	$2,033,830	$1,902,745

(1) Corporate assets consist of assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Major Clients

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue. For the three and nine months ended July 1, 2018 and July 2, 2017, GSG and CIG generated revenue from all client sectors.

The following table represents our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in thousands)
Client Sector
U.S. state and local government	$103,169	$83,716	$359,828	$250,392
U.S. federal government (1)	245,982	224,343	719,181	665,086
U.S. commercial	208,507	199,065	595,691	554,707
International (2)	207,137	178,415	550,105	547,986
Total	$764,795	$685,539	$2,224,805	$2,018,171

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

11.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017). The carrying value of our long-term debt approximated fair value at July 1, 2018 and October 1, 2017. As of July 1, 2018, we had borrowings of $434.2 million outstanding under our credit agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

12.                               Credit Facility

Subsequent Event. On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) that will mature in July 2023 with a total borrowing capacity of $1 billion. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $450 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of the our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

The entire Amended Term Loan Facility was drawn on July 30, 2018. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on July 30, 2023, or earlier at our discretion upon payment in full of loans and other obligations.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

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

In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility. In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility. All of these interest rate swap agreements expired in May 2018. At July 1, 2018, we did not have any outstanding interest rate swap agreements.

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the first nine months of fiscal 2018 and the fiscal year ended October 1, 2017. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

14.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and nine months ended July 1, 2018 and July 2, 2017 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at April 2, 2017	$(133,703)	$284	$(133,419)
Other comprehensive income before reclassifications	14,049	272	14,321
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(134)	(134)
Net current-period other comprehensive income	14,049	138	14,187
Balances at July 2, 2017	$(119,654)	$422	$(119,232)

Balances at April 1, 2018	$(118,529)	$485	$(118,044)
Other comprehensive loss before reclassifications	(13,209)	(179)	(13,388)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(306)	(306)
Net current-period other comprehensive loss	(13,209)	(485)	(13,694)
Balances at July 1, 2018	$(131,738)	$—	$(131,738)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 2, 2016	$(126,844)	$(1,164)	$(128,008)
Other comprehensive income before reclassifications	7,190	2,299	9,489
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(713)	(713)
Net current-period other comprehensive income	7,190	1,586	8,776
Balances at July 2, 2017	$(119,654)	$422	$(119,232)

Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive loss before reclassifications	(32,792)	(231)	(33,023)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(215)	(215)
Net current-period other comprehensive loss	(32,792)	(446)	(33,238)
Balances at July 1, 2018	$(131,738)	$—	$(131,738)

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

16.                               Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that will supersede existing revenue recognition guidance under current GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. This guidance is effective for fiscal reporting periods and interim periods within that reporting period, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). We continue to evaluate the impact that this guidance will have on our consolidated financial statements. We expect to use the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption. Due to the nature of our business, which is primarily comprised of consulting and design services, and our percentage-of-completion revenue recognition methodology, our current evaluation is that the cumulative effect adjustment and the ongoing impact to revenue recognition beginning in fiscal 2019 will be immaterial.

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

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Client Sector
U.S. state and local government	13.5%	12.2%	16.2%	12.4%
U.S. federal government (1)	32.2	32.7	32.3	33.0
U.S. commercial	27.2	29.1	26.8	27.5
International (2)	27.1	26.0	24.7	27.1
Total	100.0%	100.0%	100.0%	100.0%

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

Remediation and Construction Management (“RCM”).  We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of July 1, 2018 was immaterial as the related projects are substantially complete.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Reportable Segment
GSG	55.4%	55.4%	57.2%	54.5%
CIG	46.1	46.4	44.7	47.8
RCM	0.5	0.6	0.5	0.6
Inter-segment elimination	(2.0)	(2.4)	(2.4)	(2.9)
Total	100.0%	100.0%	100.0%	100.0%

We provide services under three principal types of contracts: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Contract Type
Fixed-price	35.4%	35.8%	32.9%	32.8%
Time-and-materials	45.9	43.3	47.7	45.9
Cost-plus	18.7	20.9	19.4	21.3
Total	100.0%	100.0%	100.0%	100.0%

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

For detailed information regarding acquisitions, see Note 3, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”.

Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the third quarter of fiscal 2018, we divested our non-core utility field services operations in the CIG reportable segment for net proceeds after transaction costs of $30.2 million. These operations generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. We did not have any divestitures in fiscal 2017.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2018, our revenue increased 10.2% compared to the prior-year period. Our recent acquisitions, Glumac and NDY, contributed revenue of $87.0 million in the first nine months of fiscal 2018. Excluding this contribution, our revenue increased 5.9% in the first nine months of fiscal 2018 compared to the same period last year.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 43.7% in the first nine months of fiscal 2018 compared to the same period last year. We experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. Many state and local government agencies are experiencing improved financial conditions that enable them to address major long-term infrastructure requirements, including the need for maintenance, repair, and upgrading of existing critical infrastructure and the need to build new facilities. The increase also includes higher revenue from disaster recovery activities in the first nine months of fiscal 2018 compared to the prior-year period due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities were particularly increased by the hurricanes in Florida and Texas, and the fires in California. We expect our U.S. state and local government business to continue to grow in the remainder of fiscal 2018, although at a lower rate than during the first nine months of fiscal 2018 as the level of our emergency response activities moderates.

U.S. Federal Government.  Our U.S. federal government revenue increased 8.1% in the first nine months of fiscal 2018 compared to the prior-year period. This growth primarily reflects increased U.S. Department of State ("DoS"), U.S. Department of Defense (“DoD”) and international development activities. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate similar growth in U.S. federal government revenue in the remainder of fiscal 2018.

U.S. Commercial.  Our U.S. commercial revenue increased 7.4% in the first nine months of fiscal 2018 compared to the prior-year period. Excluding the contribution from Glumac, our U.S. commercial business decreased 0.9% in the first nine months of fiscal 2018 compared to the same period last year. We expect our U.S. commercial revenue, excluding the contribution from Glumac, to grow modestly in the remainder fiscal 2018.

International.  Our international revenue increased 0.4% in first nine months of fiscal 2018 compared to the prior-year period. Excluding the contribution from NDY, our revenue declined 7.1% in the first nine months of fiscal 2018 compared to the same period last year. The decline reflects our reduced oil and gas business, particularly in Western Canada. Excluding these activities and the contribution from NDY, our international revenue increased 5.0% due to an improvement in our infrastructure and environmental activities. We anticipate our total international revenue to continue to grow in the remainder of fiscal 2018, excluding our Canadian oil and gas activities.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 1, 2018	July 2, 2017	Change		July 1, 2018	July 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$764,795	$685,539	$79,256	11.6%	$2,224,805	$2,018,171	$206,634	10.2%
Subcontractor costs	(194,443)	(187,061)	(7,382)	(3.9)	(576,813)	(518,188)	(58,625)	(11.3)
Revenue, net of subcontractor costs (1)	570,352	498,478	71,874	14.4	1,647,992	1,499,983	148,009	9.9
Other costs of revenue	(460,758)	(408,228)	(52,530)	(12.9)	(1,352,827)	(1,247,369)	(105,458)	(8.5)
Gross profit	109,594	90,250	19,344	21.4	295,165	252,614	42,551	16.8
Selling, general and administrative expenses	(53,906)	(44,366)	(9,540)	(21.5)	(146,254)	(131,068)	(15,186)	(11.6)
Contingent consideration - fair value adjustments	(192)	—	(192)	NM	(2,110)	7,149	(9,259)	(129.5)
Income from operations	55,496	45,884	9,612	20.9	146,801	128,695	18,106	14.1
Interest expense	(4,345)	(2,795)	(1,550)	(55.5)	(11,597)	(8,802)	(2,795)	(31.8)
Income before income tax expense	51,151	43,089	8,062	18.7	135,204	119,893	15,311	12.8
Income tax expense	(17,806)	(13,114)	(4,692)	(35.8)	(27,060)	(36,462)	9,402	25.8
Net income	33,345	29,975	3,370	11.2	108,144	83,431	24,713	29.6
Net (income) loss attributable to noncontrolling interests	(23)	8	(31)	(387.5)	(62)	(24)	(38)	(158.3)
Net income attributable to Tetra Tech	$33,322	$29,983	$3,339	11.1	$108,082	83,407	$24,675	29.6
Diluted earnings per share	$0.59	$0.52	$0.07	13.5	$1.91	$1.44	$0.47	32.6

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 29.0% and 32.8% in the first nine months of fiscal 2018 and 2017, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Nine Months Ended
	July 1, 2018	July 2, 2017	Change		July 1, 2018	July 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$764,795	$685,539	$79,256	11.6%	$2,224,805	$2,018,171	$206,634	10.2%
RCM	(3,336)	(4,192)	856	NM	(11,622)	(12,401)	779	NM
Ongoing revenue	$761,459	$681,347	$80,112	11.8	$2,213,183	$2,005,770	$207,413	10.3

Revenue, net of subcontractor costs	$570,352	$498,478	$71,874	14.4	$1,647,992	$1,499,983	$148,009	9.9
RCM	(1,479)	(902)	(577)	NM	(2,999)	1,006	(4,005)	NM
Ongoing revenue, net of subcontractors costs	$568,873	$497,576	$71,297	14.3	$1,644,993	$1,500,989	$144,004	9.6

Income from operations	$55,496	$45,884	$9,612	20.9	$146,801	$128,695	$18,106	14.1
Non-core divestitures	3,434	—	3,434	NM	3,434	—	3,434	NM
Contingent consideration – fair value adjustments	192	—	192	NM	2,110	(7,149)	9,259	NM
RCM	485	1,251	(766)	NM	2,132	12,759	(10,627)	NM
Ongoing income from operations	$59,607	$47,135	$12,472	26.5	$154,477	$134,305	$20,172	15.0

EPS	$0.59	$0.52	$0.07	13.5	$1.91	$1.44	$0.47	32.6%
Earn-out (gain) loss	—	—	—	NM	0.03	(0.08)	0.11	NM
RCM	0.01	0.01	—	NM	0.03	0.14	(0.11)	NM
Non-core divestitures	0.11	—	0.11	NM	0.11	—	0.11	NM
Revaluation of deferred tax liabilities	—	—	—	NM	(0.19)	—	(0.19)	NM
Ongoing EPS	$0.71	$0.53	$0.18	34.0%	$1.89	$1.50	$0.39	26.0%

NM = not meaningful

In the third quarter of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $79.3 million, or 11.6%, and $71.9 million, or 14.4%, respectively, compared to the same period last year. In the first nine months of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $206.6 million, or 10.2%, and $148.0 million, or 9.9%, respectively, compared to the same period last year.

Ongoing revenue and revenue, net of subcontractor costs, increased $80.1 million, or 11.8%, and $71.3 million, or 14.3%, respectively, in the third quarter of fiscal 2018 compared to the prior-year quarter. These increases include contributions from our fiscal 2018 acquisitions of Glumac and NDY, which contributed a total of $42.3 million of revenue in the third quarter of fiscal 2018. Excluding these contributions, our ongoing revenue grew $37.8 million, or 5.5% in the third quarter of fiscal 2018 compared to the prior-year quarter. The growth was due to increased state and local government activity in our U.S. operations. Our revenue and revenue, net of subcontractor costs, from this business increased $19.0 million and $15.9 million, respectively, in the third quarter of fiscal 2018 compared to the same quarter last year. This year-over-year growth in our state and local business was primarily a result of increased activity in response to the unprecedented natural disasters in the United States that occurred during 2017. Our disaster recovery projects were concentrated in Florida, Texas, and California in the third quarter of fiscal 2018. In addition, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue. Our U.S. federal and international government-related revenue also increased in the third quarter of fiscal 2018 compared to the same quarter last year; however, this growth was partially offset by lower international oil and gas activities, particularly in Western Canada.

In the first nine months of fiscal 2018, our ongoing revenue and revenue, net of subcontractor costs, increased $207.4 million, or 10.3%, and $144.0 million, or 9.6%, respectively, compared to the same period last year. Glumac and NDY contributed combined revenue of $87.0 million in the first nine months of fiscal 2018. Excluding this contribution, our ongoing revenue increased $120.4 million, or 6.0%, in the first nine months of fiscal 2018 compared to the same period last year. Similar to our third quarter year-over-year comparisons, our results for the first nine months of fiscal 2018 reflect revenue growth in our U.S. state and local government operations led by our disaster recovery projects, as well as our U.S. federal government and international government businesses. However, also consistent with the quarterly comparisons, these increases were partially offset by a decline in our international oil and gas activities in Western Canada.

Our operating income increased $9.6 million and $18.1 million in the third quarter and first nine months of fiscal 2018, respectively, compared to the prior-year periods. The loss from exited construction activities in our RCM segment was $0.5 million and $2.1 million in the third quarter and first nine months of fiscal 2018, respectively, compared to $1.3 million and $12.8 million, respectively, in the prior-year periods. Our operating income for third quarter and first nine months of fiscal 2018 reflect losses of $0.2 million and $2.1 million, respectively, related to changes in the estimated fair value of contingent earn-out liabilities. Conversely, our operating income for the nine months period last year reflect gains of $7.1 million related to changes in the estimated fair value of contingent earn-out liabilities. These gains and losses are described below under “Fiscal 2018 and 2017 Earn-Out Adjustments.” In addition, our operating income for the third quarter and first nine months of fiscal 2018 both include losses of $3.4 million related to the divestitures of our non-core utility field services operations and other non-core assets. These losses are reported in selling, general and administrative expenses in our consolidated statements of income. Excluding these non-operating items, ongoing operating income increased $12.5 million and $20.2 million in the third quarter and first nine months of fiscal 2018, respectively, compared to the same periods in fiscal 2017. The increase for the first nine months of fiscal 2018 primarily reflects improved results in our GSG segment.

Interest expense, net was $4.3 million and $11.6 million in the third quarter and first nine months of fiscal 2018, respectively, compared to $2.8 million and $8.8 million in the prior-year periods. The increases in interest expense reflect additional borrowings to fund business growth, including acquisitions, and increases in LIBOR rates.

The effective tax rates for the first nine months of fiscal 2018 and 2017 were 20.0% and 30.4%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during the first nine months of fiscal 2018. Based on our preliminary analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. Excluding this tax benefit, our effective tax rate in the first nine months of fiscal 2018 was 27.4%.

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

The third quarter divestitures of our non-core utility field services operations and other non-core assets resulted in a pre-tax loss of $3.4 million and incremental tax expense of $2.6 million due to a book/tax basis difference primarily related to the $12.2 million of associated goodwill. In the third quarter of fiscal 2018, the Internal Revenue Service ("IRS") concluded their examination for fiscal years 2014 through 2016 and other state examinations were also completed. As a result, we recognized a net $0.4 million tax benefit in the third quarter of fiscal 2018, and we made payments to the IRS of approximately $7.6 million. In the second quarter of fiscal 2017, the IRS concluded their examination for fiscal years 2010 through 2013. As a result, we recognized a $1.2 million tax benefit in the second quarter of fiscal 2017, and we made payments to the IRS of approximately $21.5 million in the third quarter of fiscal 2017 that represented the acceleration of a deferred tax liability. In the second quarter of fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for the first nine months of fiscal 2018 and 2017 were 25.0% and 29.5%, respectively.

Our EPS was $0.59 and $1.91 in the third quarter and first nine months of fiscal 2018, respectively, compared to $0.52 and $1.44 in the same periods last year. On the same basis as our ongoing operating income, EPS was $0.71 and $1.89 in the third quarter and first nine months of fiscal 2018, respectively, compared to $0.53 and $1.50 in the prior-year periods.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	July 1, 2018	July 2, 2017	Change		July 1, 2018	July 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$423,912	$379,292	$44,620	11.8%	$1,272,712	$1,099,265	$173,447	15.8%
Subcontractor costs	(122,893)	(113,178)	(9,715)	(8.6)	(371,162)	(314,633)	(56,529)	(18.0)
Revenue, net of subcontractor costs	$301,019	$266,114	$34,905	13.1	$901,550	$784,632	$116,918	14.9

Income from operations	$44,372	$32,047	$12,325	38.5	$117,674	$95,647	$22,027	23.0

Revenue and revenue, net of subcontractor costs, increased $44.6 million, or 11.8%, and $34.9 million, or 13.1%, respectively, in the third quarter of fiscal 2018 compared to the year-ago quarter. For the first nine months of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $173.4 million, or 15.8%, and $116.9 million, or 14.9%, compared to the same period last year. These increases include the aforementioned contribution from our Glumac acquisition. Excluding this contribution, our revenue increased 7.1% and 11.6% in the third quarter and first nine months of fiscal 2018, respectively, compared to the same periods last year. These increases reflect broad-based revenue growth in our U.S. state and local government business. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $20.6 million and $15.9 million, respectively, in the third quarter of fiscal 2018 compared to the prior-year quarter, and increased $107.0 million and $62.8 million, respectively, in the first nine months of fiscal 2018 compared to the same period last year. To a lesser extent, our U.S. federal business also improved compared to the third quarter and first nine months of fiscal 2017, primarily due to an increase in environmental work for the DoD. Operating income increased $12.3 million in the third quarter and $22.0 million in the first nine months of fiscal 2018 compared to the same periods last year, reflecting the higher revenue.

Commercial/International Services Group

	Three Months Ended				Nine Months Ended
	July 1, 2018	July 2, 2017	Change		July 1, 2018	July 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$352,631	$318,195	$34,436	10.8%	$993,849	$965,393	$28,456	2.9%
Subcontractor costs	(84,777)	(86,733)	1,956	2.3	(250,406)	(249,036)	(1,370)	(0.6)
Revenue, net of subcontractor costs	$267,854	$231,462	$36,392	15.7	$743,443	$716,357	$27,086	3.8

Income from operations	$27,892	$24,082	$3,810	15.8	$67,585	$64,085	$3,500	5.5

Revenue and revenue, net of subcontractor costs, increased $34.4 million, or 10.8%, and $36.4 million, or 15.7%, respectively, in the third quarter of fiscal 2018 compared to the year-ago quarter. In the first nine months of fiscal 2018, revenue and revenue, net of subcontractor costs, increased $28.5 million, or 2.9%, and $27.1 million, or 3.8%, respectively, compared to the prior-year period. These increases include the aforementioned contribution from our NDY acquisition. Excluding this contribution, our revenue increased 3.1% and decreased 1.3% in the third quarter and first nine months of fiscal 2018, respectively, compared to the prior-year periods. These results reflect lower oil and gas revenue in Western Canada, which declined $3.8 million in the third quarter and $62.2 million in the first nine months of fiscal 2018 compared to the same periods last year. Operating income increased $3.8 million and $3.5 million in the third quarter and first nine months of fiscal 2018 compared to the year-ago periods reflecting the higher revenue.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	July 1, 2018	July 2, 2017	Change		July 1, 2018	July 2, 2017	Change
			$	%			$	%
	($ in thousands)
Revenue	$3,336	$4,192	$(856)	(20.4)%	$11,622	$12,401	$(779)	(6.3)%
Subcontractor costs	(1,857)	(3,290)	1,433	43.6	(8,623)	(13,407)	4,784	35.7
Revenue, net of subcontractor costs	$1,479	$902	$577	64.0	$2,999	$(1,006)	$4,005	398.1

Loss from operations	$(485)	$(1,251)	$766	61.2	$(2,132)	$(12,759)	$10,627	83.3

Revenue decreased $0.9 million and revenue, net of subcontractor costs, increased $0.6 million in the third quarter of fiscal 2018 compared to the prior-year quarter. In the first nine months of fiscal 2018, revenue decreased $0.8 million and revenue, net of subcontractor costs, increased $4.0 million compared to the same period last year. The operating loss in the third quarter and first nine months of fiscal 2018 primarily reflects legal costs related to outstanding claims. In fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.5 million and a related loss in operating income of $3.2 million. In fiscal 2017, we also recognized unfavorable operating income adjustments of $4.0 million and $5.7 million, respectively, related to our updated estimate of the costs to complete fixed-price construction projects. The remaining losses in the first nine months of fiscal 2017 primarily reflect legal costs related to outstanding claims. The remaining RCM backlog at the end of the third quarter of fiscal 2018 was immaterial as the related projects are substantially complete.

Fiscal 2018 and 2017 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. During the first nine months of fiscal 2018 (substantially all in the second quarter), we recorded increases in our contingent earn-out liabilities related to ELA and CEG, and reported related losses in operating income totaling $2.1 million. During the first nine months of fiscal 2017 (all in the second quarter), we recorded decreases in our contingent earn-out liabilities related to INDUS and CEG, and reported related gains in operating income totaling $7.1 million ($5.0 million for INDUS and $2.1 million for CEG).

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

At July 1, 2018, there was a total potential maximum of $48.5 million of outstanding contingent consideration related to acquisitions.  Of this amount, $31.2 million was estimated as the fair value and accrued on our consolidated balance sheet.

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

Subsequent Event.  On July 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on August 31, 2018 to stockholders of record as of the close of business on August 16, 2018.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. Historically, we indefinitely reinvested our foreign earnings, and did not need to repatriate these earnings. However, in the third quarter of fiscal 2018, we evaluated our global tax planning and financing strategies as a result of the recent changes in U.S. tax law. As a result, we completed a one-time repatriation of a portion of our foreign earnings totaling approximately $117 million in the third quarter of fiscal 2018. We plan to pay down debt in the U.S. with most of these funds during the fourth quarter of fiscal 2018. This transaction resulted in an immaterial net repatriation tax on a global basis. We have no need or plans to repatriate additional foreign earnings in the foreseeable future.

Cash and Cash Equivalents.  As of July 1, 2018, cash and cash equivalents were $214.0 million, an increase of $24.1 million compared to the fiscal 2017 year-end. The cash increase resulted from cash provided by operating activities, net borrowings on long-term debt, proceeds from divestitures of non-core operations, and net proceeds from the issuance of common stock. The increase was partially offset by payments for the acquisitions of Glumac and NDY, stock repurchases, dividends and capital expenditures.

Operating Activities.  For the first nine months of fiscal 2018, net cash provided by operating activities was $67.4 million compared to $71.6 million in the same period last year. The fiscal 2018 and 2017 amounts were lowered by payments to tax authorities related to completed examinations totaling $7.6 million and $21.5 million, which were accrued in prior years. Excluding these items, net cash provided by operating activities declined $18.0 million in the first nine months of fiscal 2018 compared to the same period in fiscal 2017 primarily due to higher working capital needed to support increased revenue growth, as well as the timing of collections from projects with milestone payment schedules.

Investing Activities.  For the first nine months of fiscal 2018, net cash used in investing activities was $32.9 million, an increase of $18.3 million compared to the prior-year period, due to the acquisitions of Glumac and NDY, partially offset by proceeds from the divestitures of our non-core utility field services operations.

Financing Activities.  For the first nine months of 2018, net cash used in financing activities was $4.0 million, a decrease of $75.3 million compared to the prior-year period. The decline in the use of cash reflects an increase of $97.8 million in net borrowings in the first nine months of fiscal 2018 compared to the same period last year primarily to finance increased acquisition activity. These borrowings were partially offset by increased repurchases of common stock, which totaled $75.0 million in the first nine months of fiscal 2018 compared to $60.0 million in the same period of fiscal 2017.

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

As of July 1, 2018, we had $434.2 million in outstanding borrowings under the Credit Agreement, which was comprised of $149.9 million under the Term Loan Facility and $284.3 million under the Revolving Credit Facility at a weighted-average interest rate of 3.10% per annum. In addition, we had $0.9 million in standby letters of credit under the Credit Agreement. Our effective weighted-average interest rate on borrowings outstanding at July 1, 2018 under the Credit Agreement, including the effects of interest rate swap agreements described in Note 13, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.04%. At July 1, 2018, we had $174.8 million of available credit under the Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. In addition, we entered into agreements with four banks to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $21.5 million, of which $4.5 million was issued in currencies other than the U.S. dollar.

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

At July 1, 2018, we were in compliance with these covenants with a consolidated leverage ratio of 1.87x and a consolidated fixed charge coverage ratio of 3.43x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At July 1, 2018, there were borrowings outstanding under this facility of $3.0 million and bank guarantees outstanding of $6.4 million, which were issued in currencies other than the U.S. dollar.

Subsequent Event. On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) that will mature in July 2023 with a total borrowing capacity of $1 billion. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $450 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of the our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

The entire Amended Term Loan Facility was drawn on July 30, 2018. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on July 30, 2023, or earlier at our discretion upon payment in full of loans and other obligations.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2018:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	$5,589	December 15, 2017
January 29, 2018	$0.10	February 14, 2018	$5,583	March 2, 2018
April 30, 2018	$0.12	May 16, 2018	$6,664	June 1, 2018
July 30, 2018	$0.12	August 16, 2018	N/A	August 31, 2018

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

As of July 1, 2018 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $8.9 million and $6.0 million, respectively.

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
The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At July 1, 2018, we had $0.9 million in standby letters of credit outstanding under our Credit Agreement, $21.5 million in standby letters of credit outstanding under our additional letter of credit facilities and $6.4 million of bank guarantees under our Australian facility.

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

We are exposed to interest rate risk under our Credit Agreement. We can borrow, at our option, under both the Term Loan Facility and Revolving Credit Facility. We may borrow on the Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.15% to 2.00% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0.15% to 1.00% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on May 29, 2020. At July 1, 2018, we had borrowings outstanding under the Credit Agreement of $434.2 million at a weighted-average interest rate of 3.10% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. These swap agreements expired in May 2018, and our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at July 1, 2018, was 3.04%. For more information, see Note 13, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first nine months of fiscal 2018 and 2017. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2018 and 2017, 24.7% and 27.1% of our consolidated revenue, respectively, was generated by our international business. For the nine-month periods ended July 1, 2018 and July 2, 2017, we reduced our equity through other comprehensive income on our consolidated balance sheets by $32.8 million and an increase in equity of $7.2 million, respectively, for the effect of foreign currency translation adjustments.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 1, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of fiscal 2018, we generated 27.1% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In the third quarter of fiscal 2018, we generated 45.7% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the third quarter and first nine months of fiscal 2018, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of July 1, 2018, our goodwill was $795.8 million and other intangible assets were $15.4 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

For example, we wrote-off all of our Global Mining Practice’s goodwill and identifiable intangible assets and recorded a related impairment charge of $60.8 million ($57.3 million after-tax) in the fourth quarter of fiscal 2015. We had no goodwill impairment in fiscal 2016, fiscal 2017, or the first nine months of fiscal 2018.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at July 1, 2018 included approximately $68 million related to such claims.

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

Our backlog at July 1, 2018 was $2.4 billion, a decrease of $105.6 million, or 4.2%, compared to the end of fiscal 2017. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We engage in consulting, engineering, program management, construction management, construction, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows. For more information, see Note 15, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements".

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

     On November 7, 2016, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. In fiscal 2017, we repurchased through open market purchases under this program a total of 2,266,397 shares at an average price of $44.12 for a total cost of $100.0 million. In the first nine months of fiscal 2018, we also repurchased through open market purchases a total of 1,491,569 shares at an average price of $50.28 for a total cost of $75.0 million under this program.

A summary of the repurchase activity for the nine months ended July 1, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 2, 2017 – October 29, 2017	154,528	$48.12	154,528	$92,564,290
October 30, 2017 – November 26, 2017	161,251	48.67	161,251	84,716,836
November 27, 2017 – December 31, 2017	198,897	48.86	198,897	74,999,595
January 1, 2018 - January 28, 2018	139,239	49.06	139,239	68,167,968
January 29, 2018 - February 25, 2018	166,494	48.68	166,494	60,062,752
February 26, 2018 - April 1, 2018	199,624	50.41	199,624	49,999,603
April 2, 2018 - April 29, 2018	143,921	50.65	143,921	42,710,331
April 30, 2018 - May 27, 2018	157,676	51.37	157,676	34,611,231
May 28, 2018 - July 1, 2018	169,939	56.56	169,939	24,999,632

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

10.1
Second Amended and Restated Credit Agreement dated as of July 30, 2018 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Coffey UK Limited, Coffey Services Australia Pty. Ltd., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2018).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 1, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2018	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)