Form 10-K
period 2018-09-30
TETRA TECH INC
filed 2018-11-16
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on April 1, 2018, was $2.6 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 1, 2018, 55,356,389 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past 15 years, most recently in its May 2018 "Top 500 Design Firms" issue. In 2018, Tetra Tech was also ranked number one in water treatment/desalination, water treatment and supply, environmental management, environmental science, consulting/studies, solid waste, hydro plants, and wind power. ENR ranks Tetra Tech among the largest 10 firms in numerous other service lines, including engineering/design, chemical and soil remediation, site assessment and compliance, dams/reservoirs, power transmission and distribution, and hazardous waste.
Our reputation for high-end consulting and engineering services and our ability to apply our skills to develop solutions for water and environmental management has supported our growth for over 50 years since the founding of our predecessor company. By combining ingenuity and practical experience, we have helped to advance sustainable solutions for managing water, protecting the environment, providing energy, and engineering the infrastructure for our cities and communities. Today, we are working on projects worldwide, and currently have more than 17,000 staff, and over 400 offices.
Mission
Our mission is to be the premier worldwide consulting and engineering firm, focusing on water, environment, infrastructure, resource management, energy, and international development services. The following core principles form the underpinning of how we work together to serve our clients:

•	Service. We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet their needs.

•	Value. We solve our clients' problems as if they were our own. We develop and implement sustainable solutions that are innovative, efficient and practical.

•	Excellence. We bring superior technical capability, disciplined project management, and excellence in safety and quality to all of our services.

•	Opportunity. Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company, encourage a diverse workforce, and ensure a safe workplace.
The Tetra Tech Strategy
To continue our successful growth and our competitive position in the markets we serve, we have implemented the following strategy that is integral to our future success. Our approach is to Lead with Science® and provide high-end solutions that are differentiated, enhance resiliency, and provide long-lasting sustainable benefit to our clients. Our approach encompasses five key aspects of differentiation:
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
Relationships and Trust.    We have a broad client and contract base built by proactively understanding our clients' priorities and demonstrating a long track record of successful performance that results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in over 100 countries, helping government and private sector clients address complex water, environment, energy and related infrastructure needs.
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
Reportable Segments
In fiscal 2018, we managed our core operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2018	2017	2016
GSG	57.2%	54.0%	49.9%
CIG	44.6	48.2	50.2
RCM	0.5	0.7	2.0
Inter-segment elimination	(2.3)	(2.9)	(2.1)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.
Government Services Group
GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and emergency management services. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the U.S., United Kingdom, and Australia.
GSG provides consulting and engineering services for a broad range of water, environment, and infrastructure-related needs primarily for U.S. government clients. GSG primarily supports public clients including federal, state and local governments. The primary GSG markets include water resources analysis and water management, environmental monitoring, data analytics, government consulting, waste management, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and local development projects. GSG's services span from early data collection and monitoring, to data analysis and information management, to science and engineering applied research, to engineering design, to construction management, and operations and maintenance.
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies, and manage assets. Our services advance sustainability and resiliency through the "greening" of infrastructure, design of energy efficiency and resource conservation programs, innovation in the capture and sequestration of carbon, formulation of emergency preparedness and response plans, and improvement in water and land resource management practices. We provide climate change and energy management consulting, and greenhouse gas inventory assessment, certification, reduction, and management services.
Many government organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, and demand for new and more resilient infrastructure. Our integrated water management services support government agencies responsible for managing water supplies, wastewater treatment, storm water management, and flood protection. We help our clients develop more resilient water supplies and more sustainable management of water resources, while addressing a wide range of local and national government requirements and policies. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are increasing concerns over the reliability of water supplies, the need to protect coastal areas, and flood mitigation and adaptation in metropolitan areas. We provide smart water infrastructure solutions that integrate water modeling, instrumentation and controls, and real-time controls to create flexible water systems that respond to changing conditions, optimize use of infrastructure, and provide clients with the ability to more efficiently monitor and manage their water infrastructure.
We also support government agencies in the full range of post-disaster emergency response and community resilience services including monitoring and environmental response, damage assessment and program management services, and resilient engineering design and mitigation planning. We have a full suite of innovative software tools and procedures that support our emergency management support services. These tools and procedures address emergency management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics, and statistical analysis.
GSG provides planning, architectural, and sustainable engineering services for U.S. federal, state and local government facilities and commercial high-rise multi-use buildings. We support the government agencies with related infrastructure needs including military housing, and educational, institutional, and research facilities. Our high-end sustainable buildings practice provides civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for buildings and surrounding developments; and provides engineering services for a wide range of clients with specialized needs, such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and emergency preparedness facilities.

GSG provides a wide range of consulting and engineering services for solid waste management, including landfill design and management, throughout the United States; providing design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, oil and gas, containment, mining, utilities, aquaculture, and other industrial clients; designing and installing geosynthetic liners for large lining and capping projects, as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.
We provide technical support for the Federal Aviation Administration ("FAA") to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach, and systems development; and providing systems analysis and information management.
We also support governments in deploying international development programs for developing nations to help them overcome numerous challenges, including access to potable water, agricultural programs, governance and infrastructure programs, education, and human health. Our international development services include supporting donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth; planning, designing, implementing, researching, and monitoring projects in the areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships; and building capacity and strengthening institutions in areas such as global health, energy sector refom, utility management, education, food security, and local governance.
Commercial/International Services Group
CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, manufacturing, aerospace, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia-Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the United States and Western Canada.
CIG provides consulting and engineering services worldwide for a broad range of water, environment, and infrastructure-related needs in both developed and emerging economies. The primary markets for GIG's services include natural resources, energy, and utilities, as well as civil infrastructure master planning and engineering design for facilities, transportation, and local development projects. CIG's services span from early data collection and monitoring to data analysis and information management, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to construction management, and operations and maintenance.
CIG's environmental services include cleanup and beneficial reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products, which cover all phases of the remedial planning process, starting with emergency response and initial site assessment through removal actions, remedial design and implementation oversight; and supporting both commercial and government clients in planning and implementing remedial activities at numerous sites around the world, and providing a broad range of environmental analysis and planning services.
CIG also supports commercial clients by providing design services to renovate, upgrade, and modernize industrial water supplies, and address industrial water treatment and water reuse needs; and provides plant engineering, project execution, and program management services for industrial water treatment projects throughout the world.
CIG's international services, especially in Canada and Asia-Pacific, include high-end analytical, engineering, architecture, geotechnical, and construction management services for infrastructure projects, including roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-model design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing solutions to repair, replace, and upgrade older transportation infrastructure.
CIG provides infrastructure design services in extreme and remote areas by using specialized techniques that are adapted to local resources, while minimizing environmental impacts, and considering potential climate change impacts. These include providing consulting, geotechnical, and design services to owners of transportation, natural resources, energy and community infrastructure in areas of permafrost or extreme climate regions.
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, construction management, and operational services, and advising on the design and implementation of smart grids both in the U.S. and internationally, including increasing utility automation, information and operational technologies, and critical infrastructure security. For utilities and governmental regulatory agencies, services include policy and regulatory development, utility management, performance improvement, asset management and evaluation, and transaction support services. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, and hydropower, and conventional power generation facilities, as well as transmission and distribution assets, services include environmental, engineering, procurement, operations and maintenance, and regulatory support for all project phases.
CIG supports oil and gas clients, primarily in North America, in the upstream, midstream and downstream market sectors. Our services include environmental permitting support, siting studies, strategic planning and analyses; design of well pads and surface impoundments for drilling sites; water management for exploration activities; design of midstream pipelines and associated pumping stations and storage facilities; construction monitoring, design and construction management for downstream sustaining capital projects; biological and cultural assessments, and site investigations; and hazardous waste site remediation.
CIG also provides environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, including the identification, evaluation and destruction of unexploded ordinance, both domestically and internationally; investigating, remediating, and restoring contaminated facilities at military locations in the U.S. and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use; constructing state-of-the-art water treatment plants for commercial clients; and supporting utilities in the U.S. in implementing infrastructure needs, including broadband, wired utilities, and natural gas distribution systems.

Remediation and Construction Management
We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of September 30, 2018 was immaterial as the related projects are substantially complete.
Project Examples
Project examples are provided on our company website located at www.tetratech.com, including expert interviews, in-depth articles, and project profiles that demonstrate our services across water, environment, infrastructure, resource management, and international development.
Clients
We provide services to a diverse base of international, U.S. state and local government, U.S. federal government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2018	2017	2016
U.S. state and local government	15.8%	12.8%	12.0%
U.S. federal government (1)	32.9	32.7	30.4
U.S. commercial	26.6	27.8	29.5
International (2)	24.7	26.7	28.1
	100.0%	100.0%	100.0%

(1)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)	Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.
U.S. federal government agencies are significant clients. The U.S. Agency for International Development ("USAID") accounted for 14.0%, 14.3% and 13.1% of our revenue in fiscal 2018, 2017 and 2016, respectively. The Department of Defense ("DoD") accounted for 10.0%, 9.2% and 8.2% of our revenue in fiscal 2018, 2017 and 2016, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in a variety of jurisdictions across the United States. In Canada, we work for several provinces and a variety of local jurisdictions. Our commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2018.
Contracts

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2018	2017	2016
Fixed-price	33.3%	33.0%	30.0%
Time-and-materials	47.1	45.9	50.9
Cost-plus	19.6	21.1	19.1
	100.0%	100.0%	100.0%
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
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our Sustainability Council. We have established a clear set of metrics to evaluate our progress toward our sustainability goals. Each metric corresponds with one or more performance indicators from GRI. These metrics include economic, health and safety, information technology, human resources, and real estate. We continuously implement sustainability-related policies and practices, and we assess the results of our efforts in order to improve upon them in the future. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. We publish an annual sustainability report on Earth Day each year that documents our progress and is posted on our website located at www.tetratech.com.

Acquisitions and Divestitures
Acquisitions.    We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, broaden our service offerings, add new geographies, and provide complementary skills. Also, during our evaluation, we examine an acquisition's ability to drive organic growth, its accretive effect on long-term earnings, and its ability to generate return on investment. Generally, we proceed with an acquisition if we believe that it will strategically expand our service offerings, improve our long-term financial performance, and increase shareholder returns.
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
For detailed information regarding acquisitions and divestitures, see Note 5, "Acquisitions and Divestitures" of the "Notes to Consolidated Financial Statements" included in Item 8.
Competition
The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.
We perform a broad spectrum of consulting, engineering, and technical services across the water, environment, infrastructure, resource management, energy, and international development markets. Our client base includes U.S. federal government agencies such as the DoD, USAID, the U.S. Department of Energy ("DOE"), the U.S. Environmental Protection Agency ("EPA"), and the FAA; U.S. state and local government agencies; government and commercial clients in Canada and Australia; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in certain markets, price could become an increasingly important factor.
Our competitors vary depending on end markets and clients, and often we may only compete with a portion of a firm. We believe that our principal competitors include the following firms, in alphabetical order: AECOM; Arcadis NV; Black & Veatch Corporation; Booz Allen Hamilton; Brown & Caldwell; CDM Smith Inc.; Chemonics International, Inc.; Exponent, Inc.; GHD; ICF International, Inc.; Jacobs Engineering Group Inc.; Leidos, Inc.; SAIC; SNC-Lavalin Group Inc.; Stantec Inc.; TRC Companies, Inc.; Weston Solutions, Inc.; and WSP Global Inc.
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2018 will be recognized as revenue in fiscal 2019, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
At fiscal 2018 year-end, our backlog was $2.7 billion, an increase of $122.7 million, or 4.8%, compared to fiscal 2017 year-end. Approximately $1.8 billion and $896.0 million of our backlog at the end of fiscal 2018 related to GSG and CIG, respectively.
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
Employees
At fiscal 2018 year-end, we had more than 17,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 15, 2018:

Name	Age	Position
Dan L. Batrack	60	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	54	Executive Vice President, Chief Financial Officer

Mr. Burdick has served as our Executive Vice President, Chief Financial Officer since April 2011. He served as our Senior Vice President and Corporate Controller from January 2004 to March 2011. Mr. Burdick joined us in April 2003 as Vice President, Management Audit. Previously, Mr. Burdick served in senior financial and executive positions with Aura Systems, Inc., TRW Ventures, and Ernst & Young LLP. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Leslie L. Shoemaker	61	Executive Vice President, Operations and President of CIG

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

Name	Age	Position
Roger R. Argus	57	Senior Vice President and President of GSG and President of the U.S. Government Division of GSG

Mr. Argus is a chemical engineer with 33 years of experience, including 25 years with Tetra Tech, in operational leadership, program and project management, and quality assurance for projects encompassing a broad spectrum of environmental, engineering, and emergency management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., Navy, the U.S. Army Corps of Engineers ("USACE"), and the EPA), state and municipal agencies, and private clients nationwide. The scope of his technical experience includes planning and directing environmental field investigations, engineering feasibility studies and designs, construction management, and research and development support for innovative environmental technologies and waste treatment systems. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Derek G. Amidon	51	Senior Vice President, President of the Commercial Account Management Division of CIG

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

Jan K. Auman	63	Senior Vice President, President of the Global Development Services Division of GSG

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

Name	Age	Position
William R. Brownlie	65	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

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

Brian N. Carter	51	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Carter joined Tetra Tech as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Craig L. Christensen	65	Senior Vice President, Chief Information Officer

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

Preston Hopson	42	Senior Vice President, General Counsel and Secretary

Mr. Hopson joined Tetra Tech in January 2018 as Senior Vice President and General Counsel and Secretary to the Board of Directors. For the prior 10 years, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at the engineering and infrastructure firm AECOM. Prior to this, he was a Senior Associate at the law firm O’Melveny & Myers, LLP. Previously, Mr. Hopson served as a Judicial Clerk on the U.S. Court of Appeals for the Ninth Circuit. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

Richard A. Lemmon	59	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Name	Age	Position
Brendan M. O'Rourke	45	Senior Vice President, Enterprise Risk Management

Mr. O'Rourke joined us in January 2018 as Vice President, Enterprise Risk Management and was appointed Senior Vice President, Enterprise Risk Management in November 2018. For the prior 10 years, Mr. O'Rourke served as Assistant Vice President of Professional Liability Claims at AIG. Prior to this, he was a Senior Associate at the law firm of Seyfarth Shaw in Boston, Massachusetts. Mr. O'Rourke has more than twenty years of experience in risk management, contract negotiation, claim resolution and litigation within the construction industry. Mr. O'Rourke holds a J.D. from Suffolk Law School and a B.A. from Worcester State University.

Mark A. Rynning	57	Senior Vice President, President of the U.S. Infrastructure Division of GSG

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

Bernard Teufele	53	Senior Vice President, President of the Canada and South America Division of CIG

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
Interested readers may also read and copy any materials we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains our reports.
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

We are subject to taxation in the United States and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The changes to U.S. tax law implemented by the TCJA are broad and complex. The final impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes in estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates.

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

In fiscal 2018, we generated 24.7% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In fiscal 2018, we generated 48.7% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on October 15, 2018, the Civil Division of the United States Attorney's Office filed a notice of election to intervene in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints of the qui tam relators allege False Claims Act violations related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for fiscal 2018, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Finally, acquired companies that derive a significant portion of their revenue from the U.S. federal government and do not follow the same cost accounting policies and billing practices that we follow may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and do not establish appropriate reserves at acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

If our goodwill or intangible assets become impaired, then our profits may be significantly reduced.

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of September 30, 2018, our goodwill was $798.8 million and intangible assets were $16.1 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2016, fiscal 2017, or fiscal 2018.

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

To prepare consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

•	provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;

•	provisions for income taxes, research and development tax credits, valuation allowances, and unrecognized tax benefits;

•	value of goodwill and recoverability of intangible assets;

•	valuations of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of contingent earn-out liabilities recorded in connection with business combinations;

•	valuation of employee benefit plans;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at September 30, 2018 included approximately $74 million related to such claims.

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

Our backlog at September 30, 2018 was $2.7 billion, an increase of $122.7 million, or 4.8%, compared to the end of fiscal 2017. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. For example, the European's Union General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. In the ordinary course of business, we have been targeted by malicious cyber-attacks. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. We also rely in part on third-party software and information technology vendors to run our critical accounting, project management and financial information systems. We depend on our software and information technology vendors to provide long-term software and hardware support for our information systems. Our software and information technology vendors may decide to discontinue further development, integration or long-term software and hardware support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are awarded equity securities, the value of which is dependent on the performance of our stock price.

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
Item 1B    Unresolved Staff Comments
None.
Item 2.    Properties
At fiscal 2018 year-end, we owned two facilities located in the United States and leased approximately 400 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2028. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Adelaide, South Australia, Australia	Office Building	CIG
Arlington, VA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG
New York, NY	Office Building	GSG
Pittsburgh, PA	Office Building	GSG / CIG
San Francisco, CA	Office Building	GSG
Sydney, New South Wales, Australia	Office Building	CIG
Vancouver, BC, Canada	Office Building	CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,400 stockholders of record at September 30, 2018. The high and low sales prices per share for the common stock for the last two fiscal years, as reported by the NASDAQ Global Select Market, are set forth in the following tables.

	Prices
	High	Low
Fiscal 2018
First quarter	$50.90	$46.05
Second quarter	53.40	44.65
Third quarter	58.85	46.30
Fourth quarter	72.20	58.00

Fiscal 2017
First quarter	$44.30	$34.78
Second quarter	44.85	38.85
Third quarter	47.75	39.90
Fourth quarter	48.35	39.95
Dividends
The following table summarizes dividend declared and paid in fiscal 2018 and 2017:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid
(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	December 15, 2017	5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
April 30, 2018	$0.12	May 16, 2018	June 1, 2018	6,664
July 30, 2018	$0.12	August 16, 2018	August 31, 2018	6,641
Total dividend paid as of September 30, 2018				$24,477

November 7, 2016	$0.09	December 1, 2016	December 14, 2016	5,144
January 30, 2017	$0.09	February 17, 2017	March 3, 2017	5,157
May 1, 2017	$0.10	May 18, 2017	June 2, 2017	5,738
July 31, 2017	$0.10	August 17, 2017	September 1, 2017	5,633
Total dividend paid as of October 1, 2017				$21,672
We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on available cash, estimated cash needs, earnings, and capital requirements, as well as limitations in our long-term debt agreements.
Subsequent Event.    On November 5, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 14, 2018 to stockholders of record as of the close of business on November 30, 2018.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph

The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the S&P 1500 Construction and Engineering ("C&E") Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 30, 2012, and that all dividends have been reinvested. During fiscal 2018, we declared and paid dividends in the first and second quarters totaling $0.20 per share ($0.10 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.24 per share ($0.12 each quarter) on our common stock. We declared and paid dividends totaling $0.38, $0.34, $0.30 and $0.14 per share in fiscal 2017, 2016, 2015 and 2014, respectively. We did not pay any dividends prior to fiscal 2014. Our self-selected Peer Group Index is the S&P 1500 Construction and Engineering Index. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.
ASSUMES $100 INVESTED ON SEPTEMBER 30, 2013
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 30, 2018

	2013	2014	2015	2016	2017	2018
Tetra Tech, Inc.	$100.00	$97.53	$97.55	$140.48	$186.00	$275.14
NASDAQ Market Index	100.00	120.77	126.88	145.65	180.15	225.49
S&P 1500 C&E Index	100.00	98.32	79.44	95.76	107.47	118.14
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
Stock Repurchase Program
On November 7, 2016, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock. As of September 30, 2018, we have repurchased through open market purchases a total of 3,757,966 shares at an average price of $46.57 for a total cost of $175.0 million under this program. These shares were repurchased during the period from November 14, 2016 through July 1, 2018.
Subsequent Event.    On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program.

A summary of the repurchase activity for the 12 months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 2, 2017 - October 29, 2017	154,528	$48.12	154,528	$92,564,290
October 30, 2017 - November 26, 2017	161,251	48.67	161,251	84,716,836
November 27, 2017 - December 31, 2017	198,897	48.86	198,897	74,999,595
January 1, 2018 - January 28, 2018	139,239	49.06	139,239	68,167,968
January 29, 2018 - February 25, 2018	166,494	48.68	166,494	60,062,752
February 26, 2018 - April 1, 2018	199,624	50.41	199,624	49,999,603
April 2, 2018 - April 29, 2018	143,921	50.65	143,921	42,710,331
April 30, 2018 - May 27, 2018	157,676	51.37	157,676	34,611,231
May 28, 2018 - July 1, 2018	169,939	56.56	169,939	24,999,632

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

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016	September 27, 2015	September 28, 2014
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$2,964,148	$2,753,360	$2,583,469	$2,299,321	$2,483,814
Income from operations	190,086	183,342	135,855	87,684	153,833
Net income attributable to Tetra Tech	136,883	117,874	83,783	39,074	108,266
Diluted net income attributable to Tetra Tech per share	2.42	2.04	1.42	0.64	1.66
Cash dividends paid per share	0.44	0.38	0.34	0.30	0.14

Balance Sheet Data
Total assets	$1,959,421	$1,902,745	$1,800,779	$1,559,242	$1,776,404
Long-term debt, net of current portion	264,712	341,283	331,501	180,972	192,842
Tetra Tech stockholders' equity	966,971	928,453	869,259	856,325	1,012,079

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2018, our revenue increased 7.7% compared to fiscal 2017. This growth includes $125.0 million of revenue from the acquisitions of Glumac and Norman Disney & Young ("NDY"), which were completed in fiscal 2018. In addition, in the third quarter of fiscal 2018, we divested our non-core utility field services operations in our CIG segment. Excluding the net contribution from these transactions, our revenue increased 3.8% in fiscal 2018 compared to fiscal 2017.

U.S. State and Local Government. Our U.S. state and local government revenue increased 32.9% in fiscal 2018 compared to last year. We experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue with particularly increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. The increase also includes higher revenue from disaster recovery activities in fiscal 2018 compared to last year due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities were particularly increased by the hurricanes in Florida and Texas, and the fires in California. We expect our U.S. state and local government business to continue to grow in fiscal 2019, although at a significantly lower rate than fiscal 2018 as the level of our emergency response activities moderates.

U.S. Federal Government. Our U.S. federal government revenue increased 8.1% in fiscal 2018 compared to fiscal 2017. This growth primarily reflects increased DoD and U.S. Department of State ("DOS") activities. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate continued growth in U.S. federal government revenue in fiscal 2019.

U.S. Commercial. Our U.S. commercial revenue increased 3.1% in fiscal 2018 compared to last year. Excluding the contribution from Glumac and the reduction from the divestiture of our non-core utility field services operations, our U.S. commercial business decreased 3.5% in fiscal 2018 compared to fiscal 2017. We expect our U.S. commercial revenue to grow in fiscal 2019, adjusted for the impact of the divestiture, primarily due to increased activities for industrial water treatment and environmental clean-up programs.

International. Our international revenue decreased 0.3% in fiscal 2018 compared to fiscal 2017. Excluding the contribution from NDY, our revenue declined 9.0% in fiscal 2018 compared to last year. The decline reflects our reduced oil and gas business, particularly in Western Canada. Excluding these activities and the contribution from NDY, our international revenue increased 1.5% due to an improvement in our local water and transportation infrastructure work in Australia, New Zealand, and Asia-Pacific, partially offset by weakness in our Canadian markets. We anticipate our total international revenue to grow in fiscal 2019.

RESULTS OF OPERATIONS
Fiscal 2018 Compared to Fiscal 2017
Consolidated Results of Operations

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$2,964,148	$2,753,360	$210,788	7.7%
Subcontractor costs	(763,414)	(719,350)	(44,064)	(6.1)
Revenue, net of subcontractor costs (1)	2,200,734	2,034,010	166,724	8.2
Other costs of revenue	(1,816,276)	(1,680,372)	(135,904)	(8.1)
Gross profit	384,458	353,638	30,820	8.7
Selling, general and administrative expenses	(190,120)	(177,219)	(12,901)	(7.3)
Contingent consideration – fair value adjustments	(4,252)	6,923	(11,175)	NM
Income from operations	190,086	183,342	6,744	3.7
Interest expense – net	(15,524)	(11,581)	(3,943)	(34.0)
Income before income tax expense	174,562	171,761	2,801	1.6
Income tax expense	(37,605)	(53,844)	16,239	30.2
Net income	136,957	117,917	19,040	16.1
Net income attributable to noncontrolling interests	(74)	(43)	(31)	(72.1)
Net income attributable to Tetra Tech	$136,883	$117,874	$19,009	16.1
Diluted earnings per share	$2.42	$2.04	$0.38	18.6

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain non-operating accounting-related adjustments. Ongoing results also exclude losses from the divestitures of our non-core utility field services operations and other non-core assets in fiscal 2018. In addition, our ongoing results also exclude a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million from a claim settlement in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at ongoing EPS averaged 28% and 33% in fiscal 2018 and 2017, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
Revenue	$2,964,148	$2,753,360	$210,788	7.7%
RCM	(14,199)	(18,207)	4,008	NM
Claim settlement	10,576	—	10,576	NM
Ongoing revenue	$2,960,525	$2,735,153	$225,372	8.2

Revenue, net of subcontractor costs	$2,200,734	$2,034,010	$166,724	8.2
RCM	(2,648)	86	(2,734)	NM
Claim settlement	10,576	—	$10,576	NM
Ongoing revenue, net of subcontractor costs	$2,208,662	$2,034,096	$174,566	8.6

Income from operations	$190,086	$183,342	$6,744	3.7
Contingent consideration – fair value adjustments	4,252	(6,923)	11,175	NM
Non-core divestitures	3,434	—	3,434	NM
Claim settlement	12,457	—	12,457	NM
Contingent consideration - compensation	1,501	—	1,501	NM
Subtotal	211,730	176,419	35,311	20.0
RCM	4,573	14,712	(10,139)	NM
Ongoing income from operations	$216,303	$191,131	$25,172	13.2

EPS	$2.42	$2.04	$0.38	18.6
Contingent consideration – fair value adjustments	0.06	(0.08)	0.14	NM
Contingent consideration - compensation	0.02	—	0.02	NM
RCM	0.06	0.17	(0.11)	NM
Revaluation of deferred taxes	(0.19)	—	(0.19)	NM
Non-core divestitures	0.11	—	0.11	NM
Claim settlement	0.16	—	0.16	NM
Ongoing EPS	$2.64	$2.13	$0.51	23.9

NM = not meaningful
In fiscal 2018, revenue and revenue, net of subcontractor costs, increased $210.8 million, or 7.7%, and $166.7 million, or 8.2%, respectively, compared to fiscal 2017. Our ongoing revenue and revenue, net of subcontractor costs, increased $225.4 million, or 8.2%, and $174.6 million, or 8.6%, respectively, compared to last year. This growth includes contributions from the acquisitions of Glumac and NDY, partially offset by the divestiture of our non-core utility field services operations. Excluding the net impact from these transactions, our revenue grew $102.6 million, or 3.8%, in fiscal 2018 compared to fiscal 2017. The growth was due to increased state and local government activity led by our disaster recovery projects, as well as our U.S. federal government and international government business primarily in our GSG segment. These increases were partially offset by a decline in our international oil and gas activities in Western Canada in our CIG segment.

Our operating income increased $6.7 million in fiscal 2018 compared to fiscal 2017. The loss from exited construction activities in our RCM segment was $4.6 million in fiscal 2018 compared to $14.7 million last year. Our RCM results are described below under "Remediation and Construction Management." Additionally, our operating income for fiscal 2018 reflects losses of $4.3 million related to changes in the estimated fair value of contingent earn-out liabilities and a related compensation charge of $1.5 million. Conversely, our operating income for fiscal 2017 reflects gains of $6.9 million related to changes in the estimated fair value of contingent earn-out liabilities. These gains and losses/charges are described below under “Fiscal 2018 and 2017 Earn-Out Adjustments.” Our operating income for fiscal 2018 also includes losses of $3.4 million related to the divestitures of our non-core utility field services operations and other non-core assets. These losses are reported in selling, general and administrative expenses in our consolidated statements of income. Our fiscal 2018 results also include a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million related to the settlement of a claim in our CIG reportable segment for a fixed-price construction project that was completed in fiscal 2014 prior to our decision to exit similar activities in our RCM segment. Although this settlement resulted in a charge to operating income in the fourth quarter of fiscal 2018, we received cash proceeds of $16.1 million for the related accounts receivable in the first quarter of fiscal 2019.

Excluding these items, ongoing operating income increased $25.2 million, or 13.2%, in fiscal 2018 compared to fiscal 2017. The increase in our operating income reflects improved results in our GSG segment. GSG's operating income increased $30.0 million in fiscal 2018 compared to last year. These results are described below under "Government Services Group."

Interest expense, net was $15.5 million in fiscal 2018 compared to $11.6 million last year. This increase reflects higher interest rates (primarily LIBOR) and additional borrowings to fund business growth, including the fiscal 2018 acquisitions, and other working capital needs.

The effective tax rates for fiscal 2018 and 2017 were 21.5% and 31.3%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the TCJA. The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during fiscal 2018. Based on our analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $14.7 million in fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. In fiscal 2018, we recognized other non-recurring adjustments to our deferred tax assets and liabilities that resulted in a net deferred tax expense of $3.6 million. Excluding these net deferred tax benefits, our effective tax rate in fiscal 2018 was 27.9%.

The fiscal 2018 divestitures of our non-core utility field services operations and other non-core assets resulted in a pre-tax loss of $3.4 million and incremental tax expense of $2.6 million due to a book/tax basis difference primarily related to the $12.2 million of associated goodwill. In fiscal 2018 and fiscal 2017, the Internal Revenue Service concluded their examinations through fiscal 2016 and other state and international examinations were also completed. As a result, we recognized a net $1.6 million tax expense in fiscal 2018 and a $1.1 million tax expense in fiscal 2017. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for fiscal 2018 and 2017 were 25.1% and 30.7%, respectively.

Our EPS was $2.42 in fiscal 2018, compared to $2.04 in fiscal 2017. On the same basis as our ongoing operating income, EPS was $2.64 in fiscal 2018, compared to $2.13 last year.

Segment Results of Operations
Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the RCM segment.
Government Services Group ("GSG")

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$1,694,871	$1,487,611	$207,260	13.9%
Subcontractor costs	(482,537)	(420,453)	(62,084)	(14.8)
Revenue, net of subcontractor costs	$1,212,334	$1,067,158	$145,176	13.6

Income from operations	$168,211	$138,199	$30,012	21.7
Revenue and revenue, net of subcontractor costs, increased $207.3 million, or 13.9%, and $145.2 million, or 13.6%, respectively, compared to fiscal 2017. These increases include the aforementioned contribution from our Glumac acquisition. Excluding this contribution, our revenue increased 9.8% in fiscal 2018 compared to fiscal 2017. This increase reflects broad-based revenue growth in our U.S. state and local government project-related infrastructure revenue with particularly increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. The increase also includes higher revenue from disaster recovery activities in fiscal 2018 compared to last year due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities were particularly increased by the hurricanes in Florida and Texas, and the fires in California. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $114.9 million and $68.7 million, respectively, in fiscal 2018 compared to last year. To a lesser extent, our U.S. federal business also improved compared to fiscal 2017, primarily due to an increase in environmental work for the DoD, and DOS. Operating income increased $30.0 million in fiscal 2018 compared to fiscal 2017, reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 13.9% in fiscal 2018 from 13.0% in fiscal 2017. This increase in profitability primarily reflects increasing revenue and improved utilization of resources.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$1,323,142	$1,326,020	$(2,878)	(0.2)%
Subcontractor costs	(337,390)	(359,082)	21,692	6.0
Revenue, net of subcontractor costs	$985,752	$966,938	$18,814	1.9

Income from operations	$74,451	$90,817	$(16,366)	(18.0)
Revenue and revenue, net of subcontractor costs, decreased $2.9 million, or 0.2%, and increased $18.8 million, or 1.9%, respectively, in fiscal 2018 compared to fiscal 2017. These amounts include the aforementioned contribution from our NDY acquisition. In addition, these year-over-year comparisons were impacted by the divestiture of our non-core utility field services operations in fiscal 2018 and the reduction of revenue of $10.6 million from the settlement of the claim in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. Excluding the net impact of the acquisition/divestiture and the claim adjustment, revenue and revenue, net of subcontractor costs decreased 3.1% and 2.4%, respectively, in fiscal 2018 compared to last year. These results primarily reflect lower oil and gas revenue in Western Canada, which declined $75.6 million in fiscal 2018 compared to last year. Operating income decreased $16.4 million, or, 18.0%, in fiscal 2018 compared to fiscal 2017 primarily due to the $12.5 million charge for the claim settlement in the fourth quarter of fiscal 2018 for the fixed-price construction project that was completed in fiscal 2014. Excluding this charge, operating income declined 4.3% in fiscal 2018 compared to last year reflecting the lower revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, declined to 7.6% in fiscal 2018 from 9.4% in fiscal 2017 reflecting the claim settlement in the fourth quarter of fiscal 2018.
Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$14,199	$18,207	$(4,008)	(22.0)%
Subcontractor costs	(11,551)	(18,293)	6,742	36.9
Revenue, net of subcontractor costs	$2,648	$(86)	$2,734	NM

Loss from operations	$(4,573)	$(14,712)	$10,139	68.9

NM = not meaningful
Revenue decreased $4.0 million and revenue, net of subcontractor costs, increased $2.7 million in fiscal 2018 compared to fiscal 2017. The operating loss in fiscal 2018 primarily reflects legal costs related to outstanding claims. In fiscal 2017, we updated our evaluation of unsettled claims and recognized a reduction in revenue of $4.9 million and a related loss in operating income of $3.6 million. We also recognized unfavorable operating income adjustments of $5.7 million related to our updated estimate of the costs to complete fixed-price construction projects in fiscal 2017. The remaining loss in fiscal 2017 primarily reflect legal costs related to outstanding claims.

Fiscal 2018 and 2017 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. In fiscal 2018, we recorded adjustments to our contingent earn-out liabilities and reported related losses in operating income of $4.3 million. These losses resulted from updated valuations of the contingent consideration liabilities for NDY, Eco Logical Australia ("ELA") and Cornerstone Environmental Group ("CEG"). These valuations included our updated projections of NDY's, ELA's, and CEG's financial performance during the earn-out periods, which exceeded our original estimates at their respective acquisition dates. In addition, in fiscal 2018 we recognized a charge of $1.5 million that related to the earn-out for Glumac but was treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.

During fiscal 2017, we recorded updated valuations to our contingent earn-out liabilities and reported net gains in operating income totaling $6.9 million. The fiscal 2017 gains primarily resulted from updated valuations of the contingent consideration liabilities for INDUS Corporation ("INDUS") and CEG, which are both part of our GSG segment.

At September 30, 2018, there was a total potential maximum of $50.6 million of outstanding contingent consideration related to acquisitions.  Of this amount, $35.3 million was estimated as the fair value and accrued on our consolidated balance sheet.

Fiscal 2017 Compared to Fiscal 2016
Consolidated Results of Operations

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$2,753,360	$2,583,469	$169,891	6.6%
Subcontractor costs	(719,350)	(654,264)	(65,086)	(9.9)
Revenue, net of subcontractor costs (1)	2,034,010	1,929,205	104,805	5.4
Other costs of revenue	(1,680,372)	(1,598,994)	(81,378)	(5.1)
Gross profit	353,638	330,211	23,427	7.1
Selling, general and administrative expenses	(177,219)	(171,985)	(5,234)	(3.0)
Acquisition and integration expenses	—	(19,548)	19,548	NM
Contingent consideration – fair value adjustments	6,923	(2,823)	9,746	NM
Income from operations	183,342	135,855	47,487	35.0
Interest expense – net	(11,581)	(11,389)	(192)	(1.7)
Income before income tax expense	171,761	124,466	47,295	38.0
Income tax expense	(53,844)	(40,613)	(13,231)	(32.6)
Net income	117,917	83,853	34,064	40.6
Net income attributable to noncontrolling interests	(43)	(70)	27	38.6
Net income attributable to Tetra Tech	$117,874	$83,783	$34,091	40.7
Diluted earnings per share	$2.04	$1.42	$0.62	43.7

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP ongoing results, which exclude the RCM results and certain purchase accounting-related adjustments. Ongoing results also exclude acquisition and integration expenses, and debt pre-payment fees in fiscal 2016. Additionally, ongoing EPS for fiscal 2016 excludes the benefit of the retroactive extension of the research and development ("R&D") credit described below. The effective tax rates applied to the adjustments to EPS to arrive at ongoing EPS averaged 33% and 25% in fiscal 2017 and 2016, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. In fiscal 2016, this average rate was lower than our overall effective tax rate due to certain acquisition and integration expenses, which had no tax benefit. Both EPS and ongoing EPS were calculated using diluted weighted-average common shares outstanding for the respective years as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
Revenue	$2,753,360	$2,583,469	$169,891	6.6%
RCM	(18,207)	(52,150)	33,943	NM
Ongoing revenue	$2,735,153	$2,531,319	$203,834	8.1

Revenue, net of subcontractor costs	$2,034,010	$1,929,205	$104,805	5.4
RCM	86	(17,267)	17,353	NM
Ongoing revenue, net of subcontractors costs	$2,034,096	$1,911,938	$122,158	6.4

Income from operations	$183,342	$135,855	$47,487	35.0
Acquisition and integration expenses	—	19,548	(19,548)	NM
Contingent consideration – fair value adjustments	(6,923)	2,823	(9,746)	NM
Subtotal	176,419	158,226	18,193	11.5
RCM	14,712	11,834	2,878	NM
Ongoing income from operations	$191,131	$170,060	$21,071	12.4

EPS	$2.04	$1.42	$0.62	43.7
Contingent consideration – fair value adjustments	(0.08)	0.03	(0.11)	NM
RCM	0.17	0.14	0.03	NM
Acquisition and integration expenses	—	0.29	(0.29)	NM
Coffey debt prepayment	—	0.03	(0.03)	NM
Retroactive R&D tax	—	(0.03)	0.03	NM
Ongoing EPS	$2.13	$1.88	$0.25	13.3

NM = not meaningful
In fiscal 2017, revenue and revenue, net of subcontractor costs, increased $169.9 million, or 6.6%, and $104.8 million, or 5.4%, respectively, compared to fiscal 2016. The year-over-year comparisons reflect a reduction in certain construction activities resulting from our decision to exit from select fixed-price construction markets, which are reported in the RCM segment. Revenue and revenue, net of subcontractor costs, from these construction activities declined $33.9 million and $17.4 million, respectively, in fiscal 2017 compared to fiscal 2016. In fiscal 2017, our ongoing revenue and revenue, net of subcontractor costs, increased $203.8 million, or 8.1%, and $122.2 million, or 6.4%, compared to fiscal 2016. These increases include first half contributions from acquisitions of Coffey International Limited ("Coffey") and INDUS that were completed in the second quarter of fiscal 2016. Together, these acquisitions contributed revenue of $213.4 million and revenue, net of subcontractor costs, of $154.4 million in the first six months of fiscal 2017 compared to revenue of $94.3 million and revenue, net of subcontractor costs, of $71.0 million in the first six months of fiscal 2016. Excluding these first half contributions, our ongoing revenue and revenue, net of subcontractor costs, increased 3.5% and 2.1%, respectively, in fiscal 2017 compared to the same period in fiscal 2016. These results reflect increased U.S. federal and U.S. state and local government activity partially offset by a decline in our oil and gas activities in North America, particularly in Canada.

Our operating income increased $47.5 million in fiscal 2017 compared to fiscal 2016. The loss from exited construction activities in our RCM segment was $14.7 million in fiscal 2017 compared to $11.8 million in fiscal 2016. Our RCM results are described below under “Remediation and Construction Management.” Additionally, our operating income in fiscal 2016 was reduced by acquisition and integration expenses of $19.5 million related to the acquisition of Coffey. For further detailed information regarding these expenses, see "Fiscal 2016 Acquisition and Integration Expenses" below. Also, our operating income for fiscal 2017 reflects gains of $6.9 million related to changes in the estimated fair value of contingent earn-out liabilities. Conversely, our operating income for fiscal 2016 reflects losses of $2.8 million related to changes in the estimated fair value of contingent earn-out liabilities. These gains and losses are described below under “Fiscal 2017 and 2016 Earn-Out Adjustments.”

Excluding these items, ongoing operating income increased $21.1 million, or 12.4%, in fiscal 2017 compared to fiscal 2016. The increase in our ongoing operating income primarily reflects improved results in our GSG segment. GSG operating income increased $36.6 million in fiscal 2017 compared to fiscal 2016. These results are described below under “Government Services Group.”

Interest expense, net was $11.6 million in fiscal 2017, compared to $11.4 million in fiscal 2016. Interest expense in the second quarter of fiscal 2016 included debt pre-payment fees of $1.9 million related to the Coffey acquisition. Excluding this item, interest expense, net increased $2.1 million in fiscal 2017 compared to fiscal 2016. This increase reflects higher interest rates (primarily LIBOR), and additional borrowings to fund the Coffey acquisition and other working capital needs.

The effective tax rates for fiscal 2017 and 2016 were 31.3% and 32.6%, respectively. During fiscal 2017, we adopted accounting guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as an income tax benefit or expense, respectively, in the statement of income rather than being recorded in additional paid-in capital on the balance sheet. As a result, we recognized an income tax benefit of $4.9 million in fiscal 2017. Excluding this item, the effective tax rate for fiscal 2017 was 34.2%. In fiscal 2016, we incurred $13.3 million of acquisition and integration expenses and debt pre-payment fees for which no tax benefit was recognized. Of this amount, $6.4 million resulted from acquisition expenses that were not tax deductible and $6.9 million resulted from integration expenses and debt pre-payment fees incurred in jurisdictions with current and historical net operating losses where the related deferred tax asset was fully reserved. Additionally, during the first quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 was signed into law which permanently extended the R&D credit retroactive to January 1, 2015. Our income tax expense for fiscal 2016 included an income tax benefit of $2.0 million attributable to operating income during the last nine months of fiscal 2015, primarily related to the retroactive recognition of the R&D credit. Excluding these discrete items, the effective tax rate for fiscal 2016 was 30.9%.

EPS was $2.04 in fiscal 2017, compared to $1.42 in fiscal 2016. This increase includes the acquisition and integration expenses and debt pre-payment fees of $21.5 million ($19.0 million after tax) in fiscal 2016. These charges reduced EPS by $0.32 per share in fiscal 2016. The other non-operating items described above (RCM segment results and earn-out gains/losses) also affected the year-over-year comparisons. On the same basis as our ongoing operating income, EPS was $2.13 in fiscal 2017, compared to $1.88 in fiscal 2016.

Fiscal 2016 Acquisition and Integration Expenses

In fiscal 2016, we incurred Coffey-related acquisition and integration expenses of $19.5 million. The $7.9 million of acquisition expenses were primarily for professional services, such as legal and investment banking, to support the transaction. Throughout the remainder of fiscal 2016 subsequent to the acquisition date, we incurred costs of $11.6 million on integration activities, including the elimination of redundant general and administrative costs, real estate consolidation, and conversion of information technology platforms. As of October 2, 2016, all of these activities were substantially complete and all of the related costs had been paid.

Fiscal 2017 and 2016 Earn-Out Adjustments

During fiscal 2017, we recorded updated valuations to our contingent earn-out liabilities and reported related net gains in operating income totaling $6.9 million. The fiscal 2017 gains primarily resulted from updated valuations of the contingent consideration liabilities for INDUS and CEG, which are both part of our GSG segment.

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

In the second quarter of fiscal 2016, we recorded an increase in our contingent earn-out liabilities and related losses in operating income of $1.8 million, which primarily reflected our updated valuation of the contingent consideration liability for CEG.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$1,487,611	$1,289,506	$198,105	15.4%
Subcontractor costs	(420,453)	(338,476)	(81,977)	(24.2)
Revenue, net of subcontractor costs	$1,067,158	$951,030	$116,128	12.2

Income from operations	$138,199	$101,595	$36,604	36.0
Revenue and revenue, net of subcontractor costs, increased $198.1 million, or 15.4%, and $116.1 million, or 12.2%, in fiscal 2017 compared to fiscal 2016. These increases include contributions from Coffey's international development projects and INDUS' projects of $144.9 million of revenue and $94.8 million of revenue, net of subcontractor costs, in the first six months of fiscal 2017, compared to $57.2 million and $29.7 million, respectively, in the first half of fiscal 2016. Excluding the contributions from Coffey and INDUS, our revenue and revenue, net of subcontractor costs, increased $98.8 million and $62.7 million, respectively, in fiscal 2017 compared to the fiscal 2016. These increases reflect broad-based revenue growth in our U.S. state and local government project-related infrastructure business. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $66.1 million and $46.1 million, respectively, in fiscal 2017 compared to fiscal 2016. Our U.S. federal business also improved compared to fiscal 2016, primarily due to an increase in work for DoD. Operating income increased $36.6 million in fiscal 2017 compared to fiscal 2016, reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 13.0% in fiscal 2017 from 10.7% in fiscal 2016.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$1,326,020	$1,297,209	$28,811	2.2%
Subcontractor costs	(359,082)	(336,301)	(22,781)	(6.8)
Revenue, net of subcontractor costs	$966,938	$960,908	$6,030	0.6

Income from operations	$90,817	$106,602	$(15,785)	(14.8)
Revenue and revenue, net of subcontractor costs, increased $28.8 million and $6.0 million, respectively, compared to fiscal 2016. These increases include Coffey contributions of $68.6 million of revenue and $59.7 million of revenue, net of subcontractor costs, in the first six months of fiscal 2017, compared to $37.1 million and $32.3 million, respectively, in the first half of fiscal 2016. Excluding the Coffey contributions, our revenue and revenue, net of subcontractor costs, increased $7.0 million and decreased $10.4 million, respectively, in fiscal 2017 compared to fiscal 2016. The reduction in revenue, net of subcontractor costs reflect a reduction in oil and gas activity in North America, particularly in Canada. Operating income decreased $15.8 million in fiscal 2017 compared to fiscal 2016. This decrease also reflects the reduction in oil and gas activity.

Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	October 1, 2017	October 2, 2016	Change
			$	%
	($ in thousands)
Revenue	$18,207	$52,150	$(33,943)	(65.1)%
Subcontractor costs	(18,293)	(34,883)	16,590	47.6
Revenue, net of subcontractor costs	$(86)	$17,267	$(17,353)	(100.5)

Loss from operations	$(14,712)	$(11,834)	$(2,878)	(24.3)
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months. On November 7, 2016, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock, of which $175 million has been repurchased as of September 30, 2018. We declared and paid common stock dividends totaling $24.5 million, or $0.44 per share, in fiscal 2018 compared to $21.7 million, or $0.38 per share, in fiscal 2017.

Subsequent Event.  On November 5, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 14, 2018 to stockholders of record as of the close of business on November 30, 2018. The Board also authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. Historically, we indefinitely reinvested our foreign earnings, and did not need to repatriate these earnings. However, in fiscal 2018, we evaluated our global tax planning and financing strategies as a result of the recent changes in U.S. tax law. As a result, we completed a one-time repatriation of a portion of our foreign earnings totaling approximately $117 million in fiscal 2018. We paid down debt in the U.S. with most of these funds during the fourth quarter of fiscal 2018. This transaction resulted in an immaterial net repatriation tax on a global basis. At September 30, 2018, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $11.8 million, which are expected to be permanently reinvested. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 30, 2018, the incremental foreign withholding taxes applicable to those earnings would be approximately $1.0 million. We have no need or plans to repatriate additional foreign earnings in the foreseeable future.

Cash and Cash Equivalents. As of September 30, 2018, cash and cash equivalents were $146.2 million, a decrease of $43.8 million compared to the fiscal 2017 year-end. The decrease was due to payments for the acquisitions of Glumac and NDY, stock repurchases, dividends, net repayments on long-term debt and capital expenditures. The decrease was partially offset by cash generated from operating activities, proceeds from divestitures of non-core operations, and net proceeds from the issuance of common stock.
Operating Activities. For fiscal 2018, net cash provided by operating activities was $176.9 million compared to $138.0 million in fiscal 2017. The fiscal 2018 and 2017 amounts were lowered by payments to tax authorities related to completed examinations totaling $7.6 million and $21.5 million, respectively, which was accrued in prior years. Excluding these items, net cash provided by operating activities increased $25.0 million in fiscal 2018 compared to fiscal 2017, primarily due to higher ongoing income from operations, as well as collections from projects with milestone payment schedules.
Investing Activities. Net cash used in investing activities was $42.6 million in fiscal 2018, an increase of $25.7 million compared to last year, primarily due to the acquisitions of Glumac and NDY, partially offset by the proceeds from the divestitures of our non-core utility field service operations.
Financing Activities. For fiscal 2018, net cash used in financing activities was $173.1 million, an increase of $78.3 million compared to fiscal 2017. The increase in cash used was primarily due to higher net repayments of long-term debt of $93.6 million, partially offset by a $25.0 million reduction stock repurchases in fiscal 2018 compared to fiscal 2017.
Debt Financing. On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) that will mature in July 2023 with a total borrowing capacity of $1 billion. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $450 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of the our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

The entire Amended Term Loan Facility was drawn on July 30, 2018. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually beginning December 31, 2018. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on July 30, 2023, or earlier at our discretion upon payment in full of loans and other obligations.

At September 30, 2018, we had $277.1 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $250 million under the Term Loan Facility and $27.1 million under the Amended Revolving Credit Facility at a weighted-average interest rate of 3.27% per annum. In addition, we had $0.9 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at September 30, 2018 under the Amended Credit Agreement, including the effects of interest rate swap agreements was 3.28%. At September 30, 2018, we had $422.0 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.6 million, $0.8 million, and $0.9 million for fiscal 2018, 2017 and 2016, respectively.

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

At September 30, 2018, we were in compliance with these covenants with a consolidated leverage ratio of 1.23x and a consolidated interest coverage ratio of 15.42x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $29.8 million, of which $4.3 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At September 30, 2018, there were no borrowings outstanding under this facility and bank guarantees outstanding of $7.1 million, which were issued in currencies other than the U.S. dollar.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	$5,589	December 15, 2017
January 29, 2018	$0.10	February 14, 2018	$5,583	March 2, 2018
April 30, 2018	$0.12	May 16, 2018	$6,664	June 1, 2018
July 30, 2018	$0.12	August 16, 2018	$6,641	August 31, 2018
November 5, 2018	$0.12	November 30, 2018	N/A	December 14, 2018

Contractual Obligations. The following sets forth our contractual obligations at September 30, 2018:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$277,127	$12,500	$25,000	$239,627	$—
Other debt	7	7	—	—	—
Interest (1)	44,569	10,062	18,885	15,622	—
Capital leases	177	92	85	—	—
Operating leases (2)	262,741	84,442	111,122	48,924	18,253
Contingent earn-outs (3)	35,290	13,633	21,657	—	—
Deferred compensation liability	30,210	—	—	—	30,210
Unrecognized tax benefits (4)	9,427	3,577	4,120	1,730	—
Total	$659,548	$124,313	$180,869	$305,903	$48,463

(1)	Interest primarily related to the Term Loan Facility is based on a weighted-average interest rate at September 30, 2018, on borrowings that are presently outstanding.

(2)	Predominantly represents real estate leases.

(3)	Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions. The remaining maximum contingent earn-out obligations for these acquisitions total $50.6 million.

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

As of September 30, 2018 and October 1, 2017, the liability for income taxes associated with uncertain tax positions was $9.4 million and $6.0 million, respectively.

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
The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At September 30, 2018, we had $0.9 million in standby letters of credit outstanding under our Amended Credit Agreement, $29.8 million in standby letters of credit outstanding under our additional letter of credit facilities and $7.1 million of bank guarantees under our Australian facility.

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
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over a period of time, and ensuring the time value of money is considered in the transaction price.
We have a cross-functional implementation team which includes representatives from our two operating segments, corporate accounting, and information technology. The implementation team has evaluated the impact of adopting the new standard on our uncompleted contracts as of October 1, 2018 (the date of adoption). The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard. We have identified and made changes to our processes and controls to support recognition and disclosure under the new standard. The implementation team has closely followed the conclusions of various industry groups on certain interpretive issues.
We continue to evaluate the impact of adopting ASU 2014-09 and all related amendments on our financial position, results of operations, and related disclosures. Under the new standard, we will continue to recognize fixed-price, time-and-materials, and cost-plus contract revenue over time on a percentage-of-completion basis because of the continuous transfer of control to the customer. However, in a limited number of circumstances, adoption of the new standard will affect the manner in which we determine the unit of account for our projects (i.e. performance obligation). In some cases, contracts treated as more than one unit of account (multiple performance obligations) for revenue and margin recognition under existing guidance will be combined into one unit of account upon adoption. Conversely, in fewer cases, contracts treated as one unit of account (a single performance obligation) under existing guidance will be segmented into two or more units of account upon adoption. Based on our most recent assessment of existing contracts, the adoption of ASU 2014-09 is expected to result in a cumulative effect adjustment to decrease retained earnings by less than two percent as of October 1, 2018.
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
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 2, 2018 (i.e. the first day of our fourth quarter in fiscal 2018), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 30%.
Contingent Consideration
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
Income Taxes
We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 30, 2018, primarily net operating losses and certain foreign intangibles, will not be realized, and we have reserved accordingly.
On December 22, 2017, the TCJA was enacted. The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during fiscal 2018. Based on our analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $14.7 million in fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. In fiscal 2018, we recognized other non-recurring adjustments to our deferred tax assets and liabilities that resulted in a net deferred tax expense of $3.6 million. Excluding these net deferred tax benefits, our effective tax rate in fiscal 2018 was 27.9%.

The one-time revaluation of our deferred tax liabilities and our estimate of the one-time transition tax on foreign earnings are both preliminary and subject to adjustment as we refine the information necessary to record the final values. The provisional amounts incorporate assumptions made based on our current interpretation of the TCJA and may change as we receive additional clarification on the implementation guidance. Additionally, in order to complete the valuation of our deferred tax liabilities, additional information related to the timing of the recovery or settlement of our deferred tax assets and liabilities and the effective tax rates (including state tax rates) that will apply needs to be obtained and analyzed. Similarly, information related to the computation of our foreign earnings and profits subject to the one-time transition tax requires further analysis before we make a final determination that we have no related liability. The U.S. Securities and Exchange Commission (“SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. We will finalize and record any resulting adjustments by the end of the first quarter of fiscal 2019.
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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At September 30, 2018, we had borrowings outstanding under the Credit Agreement of $277.1 million at a weighted-average interest rate of 3.27% per annum.

In fiscal 2013, we entered into three interest rate swap agreements with three banks to fix the variable interest rate on $153.8 million of our Term Loan Facility. In fiscal 2014, we entered into two interest rate swap agreements with two banks to fix the variable interest rate on $51.3 million of our Term Loan Facility. These swap agreements expired in May 2018. In August 2018, we entered into five interest rate swaps with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at September 30, 2018, was 3.28%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both fiscal 2018 and fiscal 2017. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2018 and 2017, 24.7% and 26.7% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2018, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $29.7 million compared to an increase in equity of $27.9 million in fiscal 2017. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Controls over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries as of September 30, 2018 and October 1, 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of the Company as of September 30, 2018 and October 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, the effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, and well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 16, 2018

We have served as the Company's auditor since 2004.

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 30, 2018	October 1, 2017
Current assets:
Cash and cash equivalents	$146,185	$189,975
Accounts receivable – net	837,103	788,767
Prepaid expenses and other current assets	56,003	49,969
Income taxes receivable	11,089	13,312
Total current assets	1,050,380	1,042,023
Property and equipment – net	43,278	56,835
Investments in unconsolidated joint ventures	3,370	2,700
Goodwill	798,820	740,886
Intangible assets – net	16,123	26,688
Deferred income taxes	8,607	1,763
Other long-term assets	38,843	31,850
Total assets	$1,959,421	$1,902,745
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$160,222	$177,638
Accrued compensation	180,153	143,408
Billings in excess of costs on uncompleted contracts	143,270	117,499
Current portion of long-term debt	12,599	15,588
Current contingent earn-out liabilities	13,633	2,024
Other current liabilities	108,216	81,511
Total current liabilities	618,093	537,668
Deferred income taxes	30,166	43,781
Long-term debt	264,712	341,283
Long-term contingent earn-out liabilities	21,657	414
Other long-term liabilities	57,693	50,975
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 30, 2018 and October 1, 2017	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,349 and 55,873 shares at September 30, 2018 and October 1, 2017, respectively	553	559
Additional paid-in capital	148,803	193,835
Accumulated other comprehensive loss	(127,350)	(98,500)
Retained earnings	944,965	832,559
Tetra Tech stockholders' equity	966,971	928,453
Noncontrolling interests	129	171
Total stockholders' equity	967,100	928,624
Total liabilities and stockholders' equity	$1,959,421	$1,902,745
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Revenue	$2,964,148	$2,753,360	$2,583,469
Subcontractor costs	(763,414)	(719,350)	(654,264)
Other costs of revenue	(1,816,276)	(1,680,372)	(1,598,994)
Gross profit	384,458	353,638	330,211
Selling, general and administrative expenses	(190,120)	(177,219)	(171,985)
Acquisition and integration expenses	—	—	(19,548)
Contingent consideration – fair value adjustments	(4,252)	6,923	(2,823)
Income from operations	190,086	183,342	135,855
Interest income	1,824	729	996
Interest expense	(17,348)	(12,310)	(12,385)
Income before income tax expense	174,562	171,761	124,466
Income tax expense	(37,605)	(53,844)	(40,613)
Net income	136,957	117,917	83,853
Net income attributable to noncontrolling interests	(74)	(43)	(70)
Net income attributable to Tetra Tech	$136,883	$117,874	$83,783
Earnings per share attributable to Tetra Tech:
Basic	$2.46	$2.07	$1.44
Diluted	$2.42	$2.04	$1.42
Weighted-average common shares outstanding:
Basic	55,670	56,911	58,186
Diluted	56,598	57,913	58,966
Cash dividends paid per share	$0.44	$0.38	$0.34
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Net income	$136,957	$117,917	$83,853

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(29,656)	27,894	14,389
Gain on cash flow hedge valuations	806	1,614	774
Other comprehensive income (loss) attributable to Tetra Tech	(28,850)	29,508	15,163
Other comprehensive income (loss) attributable to noncontrolling interests	(64)	8	3
Comprehensive income	$108,043	$147,433	$99,019

Comprehensive income attributable to Tetra Tech	$108,033	$147,382	$98,946
Comprehensive income attributable to noncontrolling interests	10	51	73
Comprehensive income	$108,043	$147,433	$99,019
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended October 2, 2016, October 1, 2017, and September 30, 2018
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2015	59,381	$594	$326,593	$(143,171)	$672,309	$856,325	$473	$856,798
Comprehensive income, net of tax:
Net income					83,783	83,783	70	83,853
Foreign currency translation adjustments				14,389		14,389	3	14,392
Gain on cash flow hedge valuations				774		774		774
Comprehensive income, net of tax						98,946	73	99,019
Distributions paid to noncontrolling interests							(402)	(402)
Cash dividends of $0.34 per common share					(19,735)	(19,735)		(19,735)
Stock-based compensation			12,964			12,964		12,964
Stock options exercised	920	9	15,814			15,823		15,823
Shares issued for Employee Stock Purchase Plan	209	2	4,705			4,707		4,707
Stock repurchases	(3,468)	(35)	(99,465)			(99,500)		(99,500)
Tax benefit for stock options			(271)			(271)		(271)
BALANCE AT OCTOBER 2, 2016	57,042	570	260,340	(128,008)	736,357	869,259	144	869,403
Comprehensive income, net of tax:
Net income					117,874	117,874	43	117,917
Foreign currency translation adjustments				27,894		27,894	8	27,902
Gain on cash flow hedge valuations				1,614		1,614		1,614
Comprehensive income, net of tax						147,382	51	147,433
Distributions paid to noncontrolling interests							(24)	(24)
Cash dividends of $0.38 per common share					(21,672)	(21,672)		(21,672)
Stock-based compensation			13,450			13,450		13,450
Stock options exercised	907	10	15,084			15,094		15,094
Shares issued for Employee Stock Purchase Plan	190	2	4,938			4,940		4,940
Stock repurchases	(2,266)	(23)	(99,977)			(100,000)		(100,000)
BALANCE AT OCTOBER 1, 2017	55,873	559	193,835	(98,500)	832,559	928,453	171	928,624
Comprehensive income, net of tax:
Net income					136,883	136,883	74	136,957
Foreign currency translation adjustments				(29,656)		(29,656)	(64)	(29,720)
Gain on cash flow hedge valuations				806		806		806
Comprehensive income, net of tax						108,033	10	108,043
Distributions paid to noncontrolling interests							(52)	(52)
Cash dividends of $0.44 per common share					(24,477)	(24,477)		(24,477)
Stock-based compensation			19,582			19,582		19,582
Restricted & performance shares released	277	3	(8,874)			(8,871)		(8,871)
Stock options exercised	549	5	13,506			13,511		13,511
Shares issued for Employee Stock Purchase Plan	142	1	5,739			5,740		5,740
Stock repurchases	(1,492)	(15)	(74,985)			(75,000)		(75,000)
BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net income	$136,957	$117,917	$83,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,636	45,756	45,588
Equity in income of unconsolidated joint ventures, net of distributions	(568)	(647)	1,144
Non-cash stock compensation	19,582	13,450	12,964
Excess tax benefits from stock-based compensation	—	—	(918)
Deferred income taxes	(29,360)	(9,957)	6,051
Provision for doubtful accounts	7,167	2,847	8,082
Fair value adjustments to contingent consideration	4,252	(6,923)	2,823
Lease termination costs and related asset impairment	—	—	2,946
Loss (gain) on sale of assets and divested business	1,045	(103)	(537)
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Accounts receivable	(46,273)	(64,781)	9,062
Prepaid expenses and other assets	(12,638)	(8,317)	3,720
Accounts payable	(16,032)	18,597	(3,002)
Accrued compensation	27,492	13,413	8,434
Billings in excess of costs on uncompleted contracts	15,228	28,298	(13,874)
Other liabilities	16,127	2,167	(19,321)
Income taxes receivable/payable	17,596	(13,725)	(4,995)
Cash settled contingent earn-out liability	(2,349)	—	—
Net cash provided by operating activities	176,862	137,992	142,020
Cash flows from investing activities:
Capital expenditures	(9,726)	(9,741)	(11,945)
Payments for business acquisitions, net of cash acquired	(68,256)	(8,039)	(81,259)
Changes in restricted cash	—	—	(2,519)
Investments in unconsolidated joint ventures	—	(85)	(1,368)
Proceeds from sale of assets and divested business, net	35,348	905	3,076
Net cash used in investing activities	(42,634)	(16,960)	(94,015)
Cash flows from financing activities:
Payments on long-term debt	(485,946)	(233,889)	(148,887)
Proceeds from borrowings	401,965	243,553	229,049
Payments of contingent earn-out liabilities	(1,412)	(1,319)	(3,251)
Debt pre-payment costs	(1,737)	—	(1,935)
Excess tax benefits from stock-based compensation	—	—	918
Repurchases of common stock	(75,000)	(100,000)	(99,500)
Net proceeds from issuance of common stock	13,520	18,555	17,953
Dividends paid	(24,477)	(21,672)	(19,735)
Net cash used in financing activities	(173,087)	(94,772)	(25,388)
Effect of exchange rate changes on cash	(4,931)	3,256	2,516
Net increase (decrease) in cash and cash equivalents	(43,790)	29,516	25,133
Cash and cash equivalents at beginning of year	189,975	160,459	135,326
Cash and cash equivalents at end of year	$146,185	$189,975	$160,459
Supplemental information:
Cash paid during the year for:
Interest	$15,570	$11,504	$12,575
Income taxes, net of refunds received of $2.5 million, $2.1 million and $3.2 million	$49,842	$72,578	$35,273
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.           Description of Business
We are a leading global provider of consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development. We are a global company that leads with science and is renowned for our expertise in providing water-related services for public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, construction management, and operations and maintenance.
Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2018, 2017 and 2016 contained 52, 52 and 53 weeks, respectively.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the amounts reported in our consolidated financial statements and accompanying notes. Although such estimates and assumptions are based on management's best knowledge of current events and actions we may take in the future, actual results could differ materially from those estimates.
Revenue Recognition and Contract Costs.    We recognize revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.
We recognize revenue for work performed under three major types of contracts: fixed-price, time-and-materials, and cost-plus.
Fixed-Price.     Under fixed-price contracts, our clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work. We recognize revenue on fixed-price contracts using the percentage-of-completion method. If the nature or circumstances of the contract prevent us from preparing a reliable estimate at completion, we will delay profit recognition until adequate information about the contract's progress becomes available.
Time-and-Materials.    Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs for materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is recognized under the percentage-of-completion method. However, time and materials contracts that are service-related contracts are accounted for utilizing the proportional performance method. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. Our time-and-materials contracts also generally include annual billing rate adjustment provisions.
Cost-Plus.    Under cost-plus contracts, we are reimbursed for allowable or otherwise defined costs incurred plus a negotiated fee. These contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract. Revenue for cost-plus contracts is recognized at the time services are performed. Revenue is not recognized for non-recoverable costs. Performance incentives are included in our estimates of revenue when their realization is reasonably assured.
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
Cash and Cash Equivalents.    Cash and cash equivalents include highly liquid investments with maturities of 90 days or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. As of fiscal 2018 and fiscal 2017 year-ends, we had restricted cash of $2.7 million on the consolidated balance sheet, and it was included in our "Prepaid expenses and other current assets".
Insurance Matters, Litigation and Contingencies.    In the normal course of business, we are subject to certain contractual guarantees and litigation. In addition, we maintain insurance coverage for various aspects of our business and operations. We record in our consolidated balance sheets amounts representing our estimated liability for these legal and insurance obligations. Any adjustments to these liabilities are recorded in our consolidated statements of income.
Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 30, 2018 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 2, 2018 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
The impairment test for goodwill involves the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. However, if its carrying value exceeds its fair value, our goodwill is impaired, and we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements. An impairment loss recognized, if any, should not exceed the total amount of goodwill allocated to the reporting unit.
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
Income Taxes.    We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 30, 2018 will not be realized.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 26% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2018 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 49%, 26% and 25% of our fiscal 2018 revenue was generated from our U.S government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian and Australian dollars. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in income from operations.
Recently Adopted and Pending Accounting Guidance. In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
In February 2016, the FASB issued guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). Early adoption is permitted. While we are currently evaluating the impact that this guidance will have on our consolidated financial statements, we currently expect that the adoption of the new guidance will result in a significant increase in the assets and liabilities on our consolidated balance sheets and will likely have an immaterial impact on our consolidated statements of income and statements of cash flows.

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

In February 2018, the FASB issued guidance on reclassification of certain tax effects from accumulated comprehensive income, which allows for a reclassification of stranded tax effects from the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 (first quarter of fiscal 2020 for us). We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over a period of time, and ensuring the time value of money is considered in the transaction price.
As a result of the deferral of the effective date in ASU 2015-14, "Revenue from Contracts with Customers - Deferral of the Effective Date," we will now be required to adopt ASU 2014-09 for interim and annual reporting periods beginning after December 15, 2017. ASU 2014-09 can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.

In 2016, the FASB issued several amendments to ASU 2014-09. ASU 2016-08, "Principal versus Agent Considerations" contains amendments that clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, "Identifying Performance Obligations and Licensing" clarifies the guidance on identifying performance obligations and licenses of intellectual property. The FASB also issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", which further clarifies accounting for collectability, non-cash consideration, presentation of sales tax, and transition. The FASB also issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606", which provides numerous improvements related to ASU 2014-09. All amendments are effective with the same date ASU 2014-09. We will adopt ASU 2014-09 during the first quarter of fiscal 2019 using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.
We have a cross-functional implementation team which includes representatives from our two operating segments, corporate accounting, and information technology. The implementation team has evaluated the impact of adopting the new standard on our uncompleted contracts as of October 1, 2018 (the date of adoption). The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard. We have identified and made changes to our processes and controls to support recognition and disclosure under the new standard. The implementation team has closely followed the conclusions of various industry groups on certain interpretive issues.
We continue to evaluate the impact of adopting ASU 2014-09 and all related amendments on our financial position, results of operations, and related disclosures. Under the new standard, we will continue to recognize fixed-price, time-and-materials, and cost-plus contract revenue over time on a percentage-of-completion basis because of the continuous transfer of control to the customer. However, in a limited number of circumstances, adoption of the new standard will affect the manner in which we determine the unit of account for our projects (i.e. performance obligation). In some cases, contracts treated as more than one unit of account (multiple performance obligations) for revenue and margin recognition under existing guidance will be combined into one unit of account upon adoption. Conversely, in fewer cases, contracts treated as one unit of account (a single performance obligation) under existing guidance will be segmented into two or more units of account upon adoption. Based on our most recent assessment of existing contracts, the adoption of ASU 2014-09 is expected to result in a cumulative effect adjustment to decrease retained earnings by less than two percent as of October 1, 2018.
3.           Stock Repurchase and Dividends
On November 7, 2016, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock. In fiscal 2017, we repurchased through open market purchases under this program a total of 2,266,397 shares at an average price of $44.12 for a total cost of $100.0 million. In fiscal 2018, we repurchased an additional 1,491,569 shares through an open market under this program at an average price of $50.28 for a total cost of $75.0 million.

The following table summarizes dividends declared and paid in fiscal 2018 and 2017:

Declaration Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid
(in thousands, except per share data)
November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
April 30, 2018	$0.12	May 16, 2018	June 1, 2018	6,664
July 30, 2018	$0.12	August 16, 2018	August 31, 2018	6,641
Total dividend paid as of September 30, 2018				$24,477

November 7, 2016	$0.09	December 1, 2016	December 14, 2016	$5,144
January 30, 2017	$0.09	February 17, 2017	March 3, 2017	5,157
May 1, 2017	$0.10	May 18, 2017	June 2, 2017	5,738
July 31, 2017	$0.10	August 17, 2017	September 1, 2017	5,633
Total dividend paid as of October 1, 2017				$21,672
Subsequent Events.    On November 5, 2018, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 14, 2018 to stockholders of record as of the close of business on November 30, 2018. The Board also authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program.

4.           Accounts Receivable and Revenue Recognition
Net accounts receivable and billings in excess of costs on uncompleted contracts consisted of the following at September 30, 2018 and October 1, 2017:

	September 30, 2018	October 1, 2017
	(in thousands)
Billed	$464,062	$376,287
Unbilled	397,200	404,899
Contract retentions	13,421	39,840
Total accounts receivable – gross	874,683	821,026
Allowance for doubtful accounts	(37,580)	(32,259)
Total accounts receivable – net	$837,103	$788,767

Billings in excess of costs on uncompleted contracts	$143,270	$117,499
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Except for amounts related to claims as discussed below, most of our unbilled receivables at September 30, 2018 are expected to be billed and collected within 12 months. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of revenue recognized. The majority of billings in excess of costs on uncompleted contracts will be earned within 12 months.
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
Total accounts receivable at September 30, 2018 and October 1, 2017 included approximately $74 million and $59 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. Our fiscal 2018 results include a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million related to the settlement of a claim in our CIG reportable segment for a fixed-price construction project that was completed in fiscal 2014 prior to our decision to exit similar activities in our RCM segment. In fiscal 2017, we recognized a reduction of revenue of $4.9 million and related losses in operating income of $3.6 million in our RCM segment.
Billed accounts receivable related to U.S. federal government contracts were $81.5 million and $45.4 million at September 30, 2018 and October 1, 2017, respectively. U.S. federal government contracts unbilled receivables were $102.7 million and $109.7 million at September 30, 2018 and October 1, 2017, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 30, 2018 and October 1, 2017.
We recognize revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $11.2 million during fiscal 2018 in the CIG segment. We recognized net unfavorable operating income adjustments during fiscal 2017 of $8.0 million ($2.3 million in the CIG segment and $5.7 million in the RCM segment) and during fiscal 2016 of $2.3 million. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings. As of September 30, 2018 and October 1, 2017, our consolidated balance sheets included liabilities for anticipated losses of $13.6 million and $8.1 million, respectively. The estimated cost to complete the related contracts as of September 30, 2018 was $16.4 million.
5.           Acquisitions and Divestitures
In the fiscal 2016, we acquired control of Coffey International Limited ("Coffey"), headquartered in Sydney, Australia. Coffey had approximately 3,300 staff delivering technical and engineering solutions in international development and geoscience. Coffey significantly expands our geographic presence, particularly in Australia and Asia-Pacific. Coffey's international development operations are included in our GSG segment and the remainder of Coffey's activities are included in our CIG segment. In addition to Australia, Coffey's international development business has operations supporting federal government agencies in the U.S., Australia and the United Kingdom. The fair value of the purchase price for Coffey was $76.1 million, in addition to $65.1 million of assumed debt, which consisted of secured bank term debt of $37.1 million and unsecured corporate bond obligations of $28.0 million. All of this debt was paid in full in the second quarter of fiscal 2016 subsequent to the acquisition.
In fiscal 2016, we also acquired INDUS Corporation ("INDUS"), headquartered in Vienna, Virginia. INDUS is an information technology solutions firm focused on water data analytics, geospatial analysis, secure infrastructure, and software applications management for U.S. federal government customers, and is included in our GSG segment. The fair value of the purchase price for INDUS was $18.7 million. Of this amount, $14.0 million was paid to the sellers and $4.7 million was the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.
In fiscal 2017, we completed the acquisition of Eco Logical Australia (“ELA”), headquartered in Sydney, Australia. ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our CIG segment. The fair value of the purchase price for ELA was $9.9 million. Of this amount, $8.3 million was paid to the sellers and $1.6 million was the estimated fair value of contingent earn-out obligations, with a maximum of $1.7 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

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

In the third quarter of fiscal 2018, we divested our non-core utility field services operations in the CIG reportable segment for net proceeds after transaction costs of $30.2 million. This operation generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. We also divested of other non-core assets during the third quarter of fiscal 2018 further described in Note 7, "Property and Equipment". These non-core divestitures resulted in a pre-tax loss of $3.4 million, which is included in selling, general and administrative expenses for fiscal 2018.
Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill additions related to our fiscal 2018 acquisitions primarily represent the value of a workforce with distinct expertise in the sustainable infrastructure design market. The goodwill additions related to the fiscal 2017 acquisitions primarily represent the value of workforces with distinct expertise in the environmental and ecological markets. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in the consolidated financial statements from their respective closing dates. These acquisitions and divestitures were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

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
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In fiscal 2018, we recorded adjustments to our contingent earn-out liabilities and reported related losses in operating income of $4.3 million. These losses resulted from updated valuations of the contingent consideration liabilities for NDY, ELA and Cornerstone Environmental Group ("CEG"). These valuations included our updated projections of NDY's, ELA's, and CEG's financial performance during the earn-out periods, which exceeded our original estimates at the acquisition dates. In addition, in fiscal 2018 we recognized a charge of $1.5 million that related to the earn-out for Glumac but was treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.
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

During the second quarter of fiscal 2017, when we determined that INDUS’ operating income would be lower than our previous estimates, including our original estimates at the acquisition dates, we also evaluated the related goodwill for potential impairment. We determined that the related reporting units’ long-term performance was not materially impacted and there was no resulting goodwill impairment.
At September 30, 2018, there was a total maximum of $50.6 million of outstanding contingent consideration related to acquisitions. Of this amount, $35.3 million was estimated as the fair value and accrued on our consolidated balance sheet.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Beginning balance (at fair value)	$2,438	$8,757	$4,169
Estimated earn-out liabilities for acquisitions during the fiscal year	32,210	1,604	4,745
Increases due to re-measurement of fair value reported in interest expense	1,005	260	271
Net increase (decrease) due to re-measurement of fair value reported as losses (gains) in operating income	4,252	(6,923)	2,823
Foreign exchange impact	(854)	59	—
Earn-out payments:
Reported as cash used in operating activities	(2,349)	—	—
Reported as cash used in financing activities	(1,412)	(1,319)	(3,251)
Ending balance (at fair value)	$35,290	$2,438	$8,757
6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at October 2, 2016	$357,050	$360,938	$717,988
Acquisition activity	—	7,055	7,055
Translation and other	4,711	11,132	15,843
Balance at October 1, 2017	361,761	379,125	740,886
Acquisition activity	27,526	58,353	85,879
Divestiture activity	—	(12,160)	(12,160)
Translation and other	454	(16,239)	(15,785)
Balance at September 30, 2018	$389,741	$409,079	$798,820

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 2, 2018 (i.e. the first day of our fourth quarter in fiscal 2018), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 30%. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in the recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, such as a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
Our fourth quarter 2018 and 2017 goodwill impairment reviews indicated that we had no impairment of goodwill, and all of our other reporting units had estimated fair values that were in excess of their carrying values, including goodwill. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.
Foreign exchange translation relates to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $407.4 million and $379.5 million at September 30, 2018 and October 1, 2017, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $507.0 million and $477.0 million at September 30, 2018 and October 1, 2017, respectively, excluding $97.9 million of accumulated impairment.
The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 30, 2018			October 1, 2017
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	0.0	$83	$(83)	$495	$(493)
Client relations	2.6	54,639	(46,449)	90,297	(75,074)
Backlog	0.5	23,371	(20,007)	21,518	(13,301)
Technology and trade names	3.2	8,144	(3,575)	6,685	(3,439)
Total		$86,237	$(70,114)	$118,995	$(92,307)
Foreign currency translation adjustments reduced net identifiable intangible assets by $0.9 million and $0.1 million in fiscal 2018 and 2017, respectively. Amortization expense for the identifiable intangible assets for fiscal 2018, 2017 and 2016 was $18.2 million, $22.8 million and $22.1 million, respectively.
Estimated amortization expense for the succeeding five years and beyond is as follows:

Amount
(in thousands)
2019	$9,016
2020	3,366
2021	2,271
2022	1,037
2023	433
Total	$16,123
7.           Property and Equipment

Property and equipment consisted of the following:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Equipment, furniture and fixtures	$131,521	$150,026
Leasehold improvements	31,430	27,689
Land and buildings	413	3,680
Total property and equipment	163,364	181,395
Accumulated depreciation	(120,086)	(124,560)
Property and equipment, net	$43,278	$56,835
The depreciation expense related to property and equipment was $19.6 million, $22.2 million and $22.8 million for fiscal 2018, 2017 and 2016, respectively. Our property and equipment declined $7.0 million ($3.0 million of which was land and buildings) due to the divestitures of our non-core utility field services operations in the CIG reportable segment and certain non-core assets in the third quarter of fiscal 2018.
8.           Income Taxes
The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Income before income taxes:
United States	$180,034	$166,074	$113,576
Foreign	(5,472)	5,687	10,890
Total income before income taxes	$174,562	$171,761	$124,466
Income tax expense consisted of the following:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
		(in thousands)
Current:
Federal	$46,840	$45,604	$22,277
State	9,228	8,860	5,634
Foreign	10,897	9,337	6,651
Total current income tax expense	66,965	63,801	34,562

Deferred:
Federal	(22,072)	(4,251)	6,231
State	(1,471)	(945)	(16)
Foreign	(5,817)	(4,761)	(164)
Total deferred income tax expense	(29,360)	(9,957)	6,051

Total income tax expense	$37,605	$53,844	$40,613

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Tax at federal statutory rate	24.5%	35.0%	35.0%
State taxes, net of federal benefit	4.2	3.4	3.1
Research and Development ("R&D") credit	(1.4)	(1.8)	(3.4)
Domestic production deduction	(0.2)	(0.7)	(0.7)
Tax differential on foreign earnings	0.5	—	(1.6)
Non-taxable foreign interest income	(2.0)	(2.9)	(3.9)
Non-deductible executive compensation	—	—	2.0
Goodwill	1.7	—	—
Stock compensation	(2.7)	(2.8)	0.3
Valuation allowance	(0.5)	(0.5)	2.4
Change in uncertain tax positions	1.9	1.8	(2.0)
Revaluation of deferred taxes	(8.4)	—	—
Deferred tax adjustments	2.1	—	—
Other	1.8	(0.2)	1.4
Total income tax expense	21.5%	31.3%	32.6%
The effective tax rates for fiscal 2018 and 2017 were 21.5% and 31.3%, respectively. The fiscal 2018 tax rate reflects the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. We analyzed this provision of the TCJA and our related foreign earnings accumulated under legacy tax laws during fiscal 2018. Based on our analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not believe we have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for subsequent fiscal years.

GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $14.7 million in fiscal 2018 to reflect our estimate of temporary differences in the United States that will be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. In fiscal 2018, we recognized other non-recurring adjustments to our deferred tax assets and liabilities that resulted in a net deferred tax expense of $3.6 million. Excluding these net deferred tax benefits, our effective tax rate in fiscal 2018 was 27.9%.

The one-time revaluation of our deferred tax liabilities and our estimate of the one-time transition tax on foreign earnings are both preliminary and subject to adjustment as we refine the information necessary to record the final values. The provisional amounts incorporate assumptions made based on our current interpretation of the TCJA and may change as we receive additional clarification on the implementation guidance. Additionally, in order to complete the valuation of our deferred tax liabilities, additional information related to the timing of the recovery or settlement of our deferred tax assets and liabilities and the effective tax rates (including state tax rates) that will apply needs to be obtained and analyzed. Similarly, information related to the computation of our foreign earnings and profits subject to the one-time transition tax requires further analysis before we make a final determination that we have no related liability. The U.S. Securities and Exchange Commission (“SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. We will finalize and record any resulting adjustments by the end of the first quarter of fiscal 2019.

The fiscal 2018 divestitures of our non-core utility field services operations and other non-core assets resulted in a pre-tax loss of $3.4 million and incremental tax expense of $2.6 million due to a book/tax basis difference primarily related to the $12.2 million of associated goodwill. In fiscal 2018, the Internal Revenue Service ("IRS") concluded their examination for fiscal years 2014 through 2016 and other state examinations were also completed. As a result, we recognized a net $1.6 million tax expense in fiscal 2018, and we made payments to the IRS of approximately $7.6 million. In fiscal 2017, the IRS concluded their examination for fiscal years 2010 through 2013. As a result, we recognized a $1.2 million tax benefit in and we made payments to the IRS of approximately $21.5 million in fiscal 2017 that represented the acceleration of a deferred tax liability. In fiscal 2017, we also recognized a tax expense of $2.3 million to establish a reserve for an international tax position that is under examination. Excluding these discrete amounts from both periods and the one-time impacts of the TCJA, the effective tax rates for fiscal 2018 and 2017 were 25.1% and 30.7%, respectively.

Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Deferred Tax Assets:
State taxes	$1,220	$598
Reserves and contingent liabilities	2,646	2,941
Allowance for doubtful accounts	4,259	4,273
Accrued liabilities	19,611	22,466
Stock-based compensation	6,338	10,069
Loss carry-forwards	23,492	28,261
Valuation allowance	(21,479)	(25,326)
Total deferred tax assets	36,087	43,282

Deferred Tax Liabilities:
Unbilled revenue	(25,819)	(46,408)
Prepaid expense	(3,524)	(6,253)
Intangibles	(23,319)	(24,328)
Property and equipment	(4,984)	(8,311)
Total deferred tax liability	(57,646)	(85,300)

Net deferred tax liabilities	$(21,559)	$(42,018)
At September 30, 2018, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $11.8 million are expected to be permanently reinvested. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 30, 2018, the incremental foreign withholding taxes applicable to those earnings would be approximately $1.0 million.
At September 30, 2018, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2023 to 2036; and available foreign NOL carry forwards of $72.4 million, of which $31.4 million expire at various dates from 2023 to 2038, and $41.0 million have no expiration date. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards and certain foreign intangibles for which a valuation allowance of $21.5 million has been provided.

At September 30, 2018, we had $9.4 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Beginning balance	$9,337	$22,786	$21,618
Additions for current year tax positions	1,108	1,060	2,802
Additions for prior year tax positions	3,478	2,365	1,466
Reductions for prior year tax positions	—	(6,875)	(3,100)
Settlements	(4,496)	(9,999)	—
Ending balance	$9,427	$9,337	$22,786
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2018 and 2017, we accrued additional interest expense of $0.6 million $0.4 million, respectively, and recorded reductions in accrued interest of $0.3 million and $0.9 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 30, 2018 and October 1, 2017 was $1.2 million and $1.1 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017
	(in thousands)
Credit facilities	$277,127	$356,438
Other	184	433
Total long-term debt	277,311	356,871
Less: Current portion of long-term debt	(12,599)	(15,588)
Long-term debt, less current portion	$264,712	$341,283
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

The entire Amended Term Loan Facility was drawn on July 30, 2018. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually beginning December 31, 2018. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on July 30, 2023, or earlier at our discretion upon payment in full of loans and other obligations.
As of September 30, 2018, we had $277.1 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $250 million under the Amended Term Loan Facility and $27.1 million under the Amended Revolving Credit Facility at a weighted-average interest rate of 3.27% per annum. In addition, we had $0.9 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding at September 30, 2018 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments", was 3.28% At September 30, 2018, we had $422.0 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
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
At September 30, 2018, we were in compliance with these covenants with a consolidated leverage ratio of 1.23x and a consolidated interest coverage ratio of 15.42x. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.
In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $29.8 million, of which $4.3 million was issued in currencies other than the U.S. dollar.
We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At September 30, 2018, there were no borrowings outstanding under this facility and bank guarantees outstanding of $7.1 million, which were issued in currencies other than the U.S. dollar.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2019	$12,599
2020	12,585
2021	12,500
2022	12,500
2023	227,127
Total	$277,311

10.         Leases
We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2018, 2017 and 2016, we recognized $77.8 million, $71.3 million and $75.0 million of expense associated with operating leases, respectively. The following are amounts payable under non-cancelable operating and capital lease commitments for the next five fiscal years and beyond:

	Operating	Capital
	(in thousands)
2019	$84,442	$92
2020	65,119	85
2021	46,003	—
2022	29,846	—
2023	19,078	—
Beyond	18,253	—
Total	$262,741	$177

Net present value		$177
We vacated certain facilities under long-term non-cancelable leases and recorded contract termination costs of $2.9 million in fiscal 2016. These amounts were initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals, less the write off of a prorated portion of existing deferred items previously recognized on these leases. We expect the remaining lease payments to be paid through the various lease expiration dates that continue until 2022.
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
The following is a reconciliation of the beginning and ending balances of these liabilities related to lease contract termination costs:

	GSG	CIG	RCM	Total
	(in thousands)
Balance at October 2, 2016	$674	$2,391	$39	$3,104
Adjustments (1)	(415)	(959)	(36)	(1,410)
Balance at October 1, 2017	259	1,432	3	1,694
Adjustments (1)	(259)	(512)	(3)	(774)
Balance at September 30, 2018	$—	$920	$—	$920

(1)	Adjustments of the actual timing and potential termination costs or realization of sublease income.
11.         Stockholders' Equity and Stock Compensation Plans
At September 30, 2018, we had the following stock-based compensation plans:

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

Our Compensation Committee has also awarded restricted stock to executive officers and non-employee directors under the 2005 EIP. Restricted stock grants generally vest over a minimum three-year period, and may be performance-based, determined by EPS growth, or service-based. No awards have made under the 2005 EIP since the adoption of the 2018 Equity Incentive Plan described below.

•
2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. No awards have made under the 2015 Equity Incentive Plan since the adoption of the 2018 Equity Incentive Plan on March 8, 2018 described below.

•
2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At September 30, 2018, there were 3.0 million shares available for future awards pursuant to the 2018 EIP.

The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Total stock-based compensation	$19,582	$13,450	$12,964
Income tax benefit related to stock-based compensation	(5,288)	(4,715)	(4,656)
Stock-based compensation, net of tax benefit	$14,294	$8,735	$8,308
Stock Options
Stock option activity for the fiscal year ended September 30, 2018 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 1, 2017	1,753	$27.18
Granted	171	48.01
Exercised	(549)	50.85
Forfeited	(20)	26.90
Outstanding at September 30, 2018	1,355	30.87	5.17	$50,689

Vested or expected to vest at September 30, 2018	1,330	30.94	5.13	49,694
Exercisable on September 30, 2018	929	27.21	3.93	38,152
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2018 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 30, 2018. This amount will change based on the fair market value of our stock. At September 30, 2018, we expect to recognize $3.8 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 2 years.

The weighted-average fair value of stock options granted during fiscal 2018, 2017 and 2016 was $14.82, $12.35 and $8.05, respectively. The aggregate intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $14.4 million, $16.4 million and $7.3 million, respectively.

The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Dividend yield	1.0%	1.0%	1.2%
Expected stock price volatility	36.1% - 38.8%	36.1% - 38.8%	36.1% - 38.8%
Risk-free rate of return, annual	1.7% - 2.9%	1.7% - 1.9%	1.6% - 1.8%
For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2018, 2017 and 2016 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.
Net cash proceeds from the exercise of stock options were $13.5 million, $18.6 million and $18.0 million for fiscal 2018, 2017 and 2016, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2018, 2017 and 2016 was $5.1 million, $4.9 million and $5.3 million, respectively.
RSU and PSU
RSU awards are granted to our key employee and non-employee directors. The fair value of the RSU was determined at the date of grant using the market price of the underlying common stock as of the date of grant. All of the RSUs have time-based vesting over a four-year period, except that RSUs awarded to directors vest after one year. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.

PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based on 50% on the growth in our EPS and 50% on our relative total shareholder return over the vesting period. For the performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.
A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at September 27, 2015	483	$26.75	139	$31.66
Granted	217	27.14	138	31.63
Vested	(180)	26.03	—	—
Forfeited	(21)	27.11	—	—
Nonvested balance at October 2, 2016	499	27.16	277	31.65
Granted	226	41.00	99	48.36
Vested	(186)	26.98	—	—
Forfeited	(28)	30.15	—	—
Nonvested balance at October 1, 2017	511	33.19	376	36.05
Granted	199	48.16	99	57.40
Vested	(184)	31.85	(139)	31.66
Forfeited	(38)	36.39	(13)	41.80
Nonvested balance at September 30, 2018	488	39.56	323	44.27
During fiscal 2018, 2017 and 2016, we awarded 198,960, 226,241 and 216,539 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2018, 2017 and 2016 was $48.16, $41.00 and $27.14, respectively. At September 30, 2018, there were 488,139 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

During fiscal 2018, 2017 and 2016, we awarded 99,217, 99,180 and 137,777 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted during fiscal 2018, 2017 and 2016 was $57.40, $48.36 and $31.63, respectively.

The stock-based compensation expense related to RSUs and PSUs for fiscal 2018, 2017 and 2016 was $15.5 million, $10.6 million and $10.3 million, respectively, and was included in total stock-based compensation expense. At September 30, 2018, there was $18.1 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by the end of fiscal 2020.
ESPP
The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands, except for purchase price)
Shares purchased	141	190	209
Weighted-average purchase price	$40.38	$26.02	$22.54
Cash received from exercise of purchase rights	$5,727	$4,940	$4,707
Aggregate intrinsic value	$337	$—	$710

The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
Dividend yield	1.0%	1.0%	1.3%
Expected stock price volatility	24.0%	22.4%	23.7%
Risk-free rate of return, annual	1.8%	0.9%	0.2%
Expected life (in years)	1	1	1
For fiscal 2018, 2017 and 2016, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2018, 2017 and 2016 included $0.6 million, $0.5 million and $0.4 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at September 30, 2018 and October 1, 2017 were $0.2 million and $0.1 million, respectively. At September 30, 2018, ESPP participants had accumulated $3.5 million to purchase our common stock.

12.         Retirement Plans
We have established defined contribution plans including 401(k) plans. Generally, employees are eligible to participate in the defined contribution plans upon completion of one year of service and in the 401(k) plans upon commencement of employment. For fiscal 2018, 2017 and 2016, employer contributions to the plans were $22.4 million, $11.4 million and $10.7 million, respectively.
We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 30, 2018 and October 1, 2017, the consolidated balance sheets reflect assets of $29.4 million and $25.0 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $30.2 million and $25.2 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."
13.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$136,883	$117,874	$83,783
Weighted-average common shares outstanding – basic	55,670	56,911	58,186
Effect of diluted stock options and unvested restricted stock	928	1,002	780
Weighted-average common stock outstanding – diluted	56,598	57,913	58,966

Earnings per share attributable to Tetra Tech:
Basic	$2.46	$2.07	$1.44
Diluted	$2.42	$2.04	$1.42
For fiscal 2018, 0.1 million options were excluded from the calculation of dilutive potential common shares. For fiscal 2017 and 2016, no options were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

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
In fiscal 2013, we entered into three interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on a portion of borrowings under our term loan facility. In the first quarter of fiscal 2014, we entered into two interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our term loan facility. All of these interest rate swap agreements expired in May 2018. In the fourth quarter of fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the variable interest rates on the borrowings under our Amended Term Loan Facility. The interest rate swaps expire in July 2023. At September 30, 2018 and October 1, 2017, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(1.3) million and $(0.05) million, respectively, all of which we expect to be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
As of September 30, 2018, the notional principal, fixed rates and related expiration dates of our outstanding interest rate swap agreements are as follows:

Notional Amount (in thousands)	Fixed Rate	Expiration Date
$50,000	2.79%	July 2023
50,000	2.79%	July 2023
50,000	2.79%	July 2023
50,000	2.79%	July 2023
50,000	2.79%	July 2023
The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 30, 2018	October 1, 2017
		(in thousands)
Interest rate swap agreements	Other current assets	$1,244	$49
The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was immaterial for the fiscal years ended September 30, 2018 and October 1, 2017. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements. We had no other derivative instruments that were not designated as hedging instruments for fiscal 2018, 2017 and 2016.

15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2018 and 2017 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at October 2, 2016	$(126,840)	$(1,168)	$(128,008)
Other comprehensive income before reclassifications	27,894	2,363	30,257
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(749)	(749)
Net current-period other comprehensive income	27,894	1,614	29,508
Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive income (loss) before reclassifications	(29,656)	1,215	(28,441)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(409)	(409)
Net current-period other comprehensive income (loss)	(29,656)	806	(28,850)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)

(1)	This accumulated other comprehensive component is reclassified to "Interest expense" in our consolidated statements of income.
16.         Fair Value Measurements
Derivative Instruments.    For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation and Preparation" and Note 14, "Derivative Financial Instruments").
Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis (see Note 2, "Basis of Presentation and Preparation" and Note 5, "Acquisitions and Divestitures" for further information).
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at September 30, 2018 and October 1, 2017. At September 30, 2018, we had borrowings of $277.1 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.
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

On October 15, 2018, the Civil Division of the United States Attorney's Office ("USAO") filed a notice of election to intervene in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints of the qui tam relators allege False Claims Act violations related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. The court has ordered the USAO to file a complaint in intervention on or before January 14, 2019. We are currently unable to determine the probability of the outcome of this matter or the range of a reasonably possible loss, if any.

18.         Reportable Segments

Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the RCM segment. Prior year amounts for reportable segments have been revised to conform to the current-year presentation.
Our reportable segments are described as follows:
GSG:    GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and emergency management services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the U.S., United Kingdom, and Australia.
CIG:    CIG provides consulting and engineering services primarily to U.S. commercial clients and international clients, both commercial and government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, manufacturing, aerospace, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia-Pacific (primarily Australia and New Zealand), as well as Brazil and Chile. CIG also provides field construction management activities in the United States and Western Canada.
RCM:    We report the results of the wind-down of our non-core construction activities in the RCM reportable segment. The remaining backlog for RCM as of September 30, 2018 was immaterial as the related projects are substantially complete.
Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In fiscal 2016, the corporate segment operating losses included $19.5 million of acquisition and integration expenses.
The following tables set forth summarized financial information concerning our reportable segments:
Reportable Segments

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Revenue
GSG	$1,694,871	$1,487,611	$1,289,506
CIG	1,323,142	1,326,020	1,297,209
RCM	14,199	18,207	52,150
Elimination of inter-segment revenue	(68,064)	(78,478)	(55,396)
Total revenue	$2,964,148	$2,753,360	$2,583,469
Income from operations
GSG	$168,211	$138,199	$101,595
CIG	74,451	90,817	106,602
RCM	(4,573)	(14,712)	(11,834)
Corporate (1)	(48,003)	(30,962)	(60,508)
Total operating income	$190,086	$183,342	$135,855

(1)
Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2018, 2017 and 2016 was $18.2 million, $22.8 million and $22.1 million, respectively. Corporate results also included income (loss) for fair value adjustments to contingent consideration liabilities of $(4.3) million,

$6.9 million and $(2.8) million for fiscal 2018, 2017 and 2016, respectively. Fiscal 2016 also included $19.5 million of acquisition and integration related expenses recorded at Corporate.

	September 30, 2018	October 1, 2017
	(in thousands)
Total Assets
GSG	$468,010	$378,839
CIG	478,197	518,697
RCM	25,683	33,620
Corporate (1)	987,531	971,589
Total assets	$1,959,421	$1,902,745

(1)	Corporate assets consist of intercompany eliminations and assets not allocated to reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.
Geographic Information

	Fiscal Year Ended
	September 30, 2018		October 1, 2017		October 2, 2016
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
United States	$2,232,013	$59,164	$2,018,841	$58,965	$1,858,551	$59,334
Foreign countries (1)	732,135	34,934	734,519	34,183	724,918	39,067

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
The following table presents our revenue by client sector:

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands)
Client Sector
U.S. state and local government	$469,231	$353,062	$310,740
U.S. federal government (1)	974,384	901,136	784,368
U.S commercial	788,398	764,643	763,443
International (2)	732,135	734,519	724,918
Total	$2,964,148	$2,753,360	$2,583,469

(1)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)	Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.
19.         Quarterly Financial Information – Unaudited

In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 30, 2018 and October 1, 2017 reflect all adjustments necessary for a fair statement of the results of operations.
As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $14.7 million in the first quarter of fiscal 2018. In the third quarter of fiscal 2018, we recognized losses of $3.4 million related to the divestiture of our non-core utility field services operations and other non-core assets. We settled a claim related to a fixed-price construction project completed in fiscal 2014 and recognized a reduction in revenue of $10.6 million and a related loss in operating income of $12.5 million in the fourth quarter of fiscal 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2018

Revenue	$759,749	$700,262	$764,795	$739,343
Income from operations	48,589	42,716	55,496	43,285
Net income attributable to Tetra Tech	46,034	28,725	33,322	28,802
Earnings per share attributable to Tetra Tech:
Basic	$0.82	$0.51	$0.60	$0.52
Diluted	$0.81	$0.51	$0.59	$0.51

Weighted-average common shares outstanding:
Basic	55,855	55,841	55,537	55,341
Diluted	56,875	56,673	56,390	56,349

Fiscal Year 2017
Revenue	$668,851	$663,781	$685,539	$735,188
Income from operations	39,855	42,956	45,884	54,647
Net income attributable to Tetra Tech	26,562	26,862	29,983	34,467
Earnings per share attributable to Tetra Tech:
Basic	$0.47	$0.47	$0.52	$0.61
Diluted	$0.46	$0.46	$0.52	$0.60

Weighted-average common shares outstanding:
Basic	57,099	57,270	57,184	56,338
Diluted	58,145	58,270	58,161	57,326

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 30, 2018, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 30, 2018, at a reasonable assurance level.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 16, 2018, appears on page 56 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2019 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a.)	1.	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 55 is incorporated by reference as the list of financial statements required as part of this Report.
	2.	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 55 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3.	Exhibits
		The exhibit list in the Index to Exhibits on pages 93 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 2, 2016, October 1, 2017 and September 30, 2018
(in thousands)

	Balance at Beginning of Period	Charged to Costs, Expenses and Revenue	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2016	$31,490	$8,082	$(12,191)	7,852	$35,233
Fiscal 2017	35,233	2,848	(6,233)	411	32,259
Fiscal 2018	32,259	7,167	(4,485)	2,639	37,580

Income tax valuation allowance:
Fiscal 2016	$7,791	$3,856	$—	$13,800	$25,447
Fiscal 2017	25,447	(121)	—	—	25,326
Fiscal 2018	25,326	900		(4,747)	21,479

(1)	Primarily represents uncollectible accounts written off, net of recoveries.

(2)	Includes allowances from new business acquisitions, loss in foreign jurisdictions, currency adjustments, and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2
Bylaws of the Company (amended and restated as of April 2009) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 24, 2009), and amended as of November 7, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 9, 2016).

10.1
Second Amended and Restated Credit Agreement dated as of July 30, 2018 among Tetra Tech, Inc., Tetra Tech Canada Holdaing Corporation, Coffey UK Limited, Coffey Services Australia Pty. Ltd., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2018).

10.2	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.3	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.4
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.5	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.6	2018 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders held on March 8, 2018).*
10.7
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.8	Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007).*
10.9	Amendment to Deferred Compensation Plan dated November 14, 2013 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*
10.10	Change of Control Severance Plan effective March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2018).*
10.11
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
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 14, 2018		Dan L. Batrack Chairman, Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 14, 2018
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 14, 2018
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 14, 2018
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 14, 2018
Albert E. Smith
/s/ GARY R. BIRKENBEUEL	Director	November 14, 2018
Gary R. Birkenbeuel
/s/ HUGH M. GRANT	Director	November 14, 2018
Hugh M. Grant
/s/ PATRICK C. HADEN	Director	November 14, 2018
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 14, 2018
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 14, 2018
Joanne M. Maguire
/s/ KIMBERLY E. RITRIEVI	Director	November 14, 2018
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 14, 2018
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 14, 2018
Kirsten M. Volpi