Form 10-Q
period 2018-12-30
TETRA TECH INC
filed 2019-02-01
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 30, 2018

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
Yes  ☐   No  ☒
 As of January 25, 2019, 55,212,700 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	December 30, 2018	September 30, 2018
Current assets:
Cash and cash equivalents	$66,502	$146,185
Accounts receivable – net	685,669	694,221
Contract assets	126,545	142,882
Prepaid expenses and other current assets	62,641	56,003
Income taxes receivable	10,185	11,089
Total current assets	951,542	1,050,380

Property and equipment – net	41,795	43,278
Investments in unconsolidated joint ventures	2,904	3,370
Goodwill	782,564	798,820
Intangible assets – net	11,984	16,123
Deferred tax assets	8,448	8,607
Other long-term assets	35,652	38,843
Total assets	$1,834,889	$1,959,421

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,363	$160,222
Accrued compensation	111,196	180,153
Contract liabilities	155,585	143,270
Income taxes payable	17,349	8,272
Current portion of long-term debt	12,573	12,599
Current contingent earn-out liabilities	14,227	13,633
Other current liabilities	101,673	99,944
Total current liabilities	531,966	618,093

Deferred tax liabilities	27,331	30,166
Long-term debt	247,581	264,712
Long-term contingent earn-out liabilities	14,804	21,657
Other long-term liabilities	58,904	57,693

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 30, 2018 and September 30, 2018	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 55,326 and 55,349 shares at December 30, 2018 and September 30, 2018, respectively	553	553
Additional paid-in capital	130,753	148,803
Accumulated other comprehensive loss	(154,693)	(127,350)
Retained earnings	977,543	944,965
Tetra Tech stockholders’ equity	954,156	966,971
Noncontrolling interests	147	129
Total stockholders' equity	954,303	967,100
Total liabilities and stockholders' equity	$1,834,889	$1,959,421
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 30, 2018	December 31, 2017
Revenue	$717,431	$759,749
Subcontractor costs	(164,067)	(214,902)
Other costs of revenue	(454,680)	(450,702)
Gross profit	98,684	94,145
Selling, general and administrative expenses	(42,973)	(45,556)
Income from operations	55,711	48,589
Interest expense	(2,897)	(3,160)
Income before income tax (expense) benefit	52,814	45,429
Income tax (expense) benefit	(10,782)	623
Net income	42,032	46,052
Net income attributable to noncontrolling interests	(35)	(18)
Net income attributable to Tetra Tech	$41,997	$46,034
Earnings per share attributable to Tetra Tech:
Basic	$0.76	$0.82
Diluted	$0.75	$0.81
Weighted-average common shares outstanding:
Basic	55,390	55,855
Diluted	56,366	56,875

Cash dividends paid per share	$0.12	$0.10

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 30, 2018	December 31, 2017
Net income	$42,032	$46,052

Other comprehensive income, net of tax
Foreign currency translation adjustments	(23,334)	(3,467)
(Loss) gain on cash flow hedge valuations	(4,009)	66
Other comprehensive loss attributable to Tetra Tech	(27,343)	(3,401)
Other comprehensive income (loss) attributable to noncontrolling interests	237	(2)
Comprehensive income	$14,926	$42,649

Comprehensive income attributable to Tetra Tech	$14,654	$42,633
Comprehensive income attributable to noncontrolling interests	272	16
Comprehensive income	$14,926	$42,649

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$42,032	$46,052
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,274	9,983
Equity in income of unconsolidated joint ventures, net of distributions	421	282
Amortization of stock-based awards	4,530	3,970
Deferred income taxes	(1,424)	(10,100)
Provision for doubtful accounts	3,073	2,524
Gain on sale of property and equipment	(104)	(411)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	14,528	(36,011)
Prepaid expenses and other assets	(3,936)	(16,321)
Accounts payable	(40,859)	(35,169)
Accrued compensation	(68,957)	(42,575)
Contract liabilities	6,090	12,330
Other liabilities	9,015	(162)
Income taxes receivable/payable	12,015	7,926
Net cash used in operating activities	(15,302)	(57,682)

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(18,294)
Capital expenditures	(3,853)	(2,143)
Proceeds from sale of property and equipment	115	710
Net cash used in investing activities	(3,738)	(19,727)

Cash flows from financing activities:
Proceeds from borrowings	45,727	120,026
Repayments on long-term debt	(62,668)	(25,026)
Repurchases of common stock	(25,000)	(25,000)
Taxes paid on vested restricted stock	(6,740)	(8,812)
Stock options exercised	2,314	5,584
Dividends paid	(6,654)	(5,589)
Payment of contingent earn-out liabilities	(6,000)	—
Net cash (used in) provided by financing activities	(59,021)	61,183

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,626)	(725)

Net decrease in cash, cash equivalents and restricted cash	(79,687)	(16,951)
Cash, cash equivalents and restricted cash at beginning of period	148,884	192,690
Cash, cash equivalents and restricted cash at end of period	$69,197	$175,739

Supplemental information:
Cash paid during the period for:
Interest	$2,229	$2,913
Income taxes, net of refunds received of $0.6 million and $0.1 million	$2,231	$1,794

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,502	$173,025
Restricted cash	2,695	2,714
Total cash, cash equivalents and restricted cash	$69,197	$175,739
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us” , “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years. Certain reclassifications were made to the prior year to conform to current year presentation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 ("ASC 606"), "Revenue from Contracts with Customers", which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance and the related ASUs were effective for interim and annual reporting periods beginning after December 15, 2017 (first quarter of fiscal 2019 for us). On October 1, 2018, we adopted ASC 606 using the modified retrospective method in which the new guidance was applied retrospectively to contracts that were not substantially completed as of the date of adoption. Results for the reporting period beginning after October 1, 2018 have been presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. See Note 3, "Revenue Recognition" for further discussion of the adoption and the impact on our consolidated financial statements.

2.                                   Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2016, the FASB issued guidance that generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). The adoption of this guidance had no impact on our consolidated financial statements.

In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. It also requires the presentation of employee taxes as financing activities on consolidated statements of cash flows, which was previously classified as operating activities. This guidance is effective for annual and interim periods beginning after December 15, 2016 (first quarter of fiscal 2018 for us), with early adoption permitted. In the first quarter of fiscal 2017, we adopted this guidance. In the first quarter of fiscal 2019, we revised the presentation of "Net cash used in operating activities" and "Net cash (used in) provided by financing activities" in the consolidated statement of cash flows for the period ended December 31, 2017 to correct the presentation of “Taxes paid on vested restricted stock” and appropriately reflect such amounts as financing activities. The correction resulted in a decrease of “Net cash used in operating activities” of $8.8 million and a decrease of “Net cash (used in) provided by financing activities” of $8.8 million. We assessed the materiality of these errors on our consolidated financial statements for prior periods and concluded that the amounts were not material to any prior interim or annual periods. We elected to revise the presentation for comparability purposes.

In August 2016, the FASB issued guidance to address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). The adoption of this guidance had no material impact on our consolidated financial statements.

In October 2016, the FASB issued updated guidance which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance was effective for fiscal reporting periods and interim reporting periods within those fiscal reporting periods, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). The adoption of this guidance had no material impact on our consolidated financial statements.

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash in the statement of cash flows. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). The adoption of this guidance had no material impact on our consolidated financial statements. In addition, captions in our consolidated statements of cash flows have been updated to include restricted cash, which is reported in our "Prepaid expenses and other current assets" on the consolidated balance sheets.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. The guidance eliminates step two from the goodwill impairment test. Under the updated guidance, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 (first quarter of fiscal 2021 for us), on a prospective basis. Earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the first quarter of our fiscal 2018, and the adoption of this guidance had no impact on our consolidated financial statements.

In May 2017, the FASB issued updated guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of a change in terms or conditions. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us), on a prospective basis. The adoption of this guidance had no impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). Early adoption is permitted. While we are currently evaluating the impact that this guidance will have on our consolidated financial statements, we currently expect that the adoption of the new guidance will result in a significant increase in the assets and liabilities on our consolidated balance sheets and will likely have an immaterial impact on our consolidated statements of income and cash flows.

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

In February 2018, the FASB issued guidance on reclassification of certain tax effects from accumulated comprehensive income, which allows for a reclassification of stranded tax effects from the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 (first quarter of fiscal 2020 for us). We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

3.                                   Revenue Recognition

On October 1, 2018, we adopted ASC 606, which supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted the standard on a modified retrospective basis which results in no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption. As part of our adoption, the new standard was applied only to those contracts that were not substantially completed as of the date of adoption.

To determine the proper revenue recognition method for contracts under ASC 606, we evaluate whether multiple contracts should be combined and accounted for as a single contract and whether the combined or single contract should be accounted for as having more than one performance obligation. The decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations may impact the amount of revenue recorded in a given period. Contracts are considered to have a single performance obligation if the promises are not separately identifiable from other promises in the contracts.

At contract inception, we assess the goods or services promised in a contract and identify, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the “unit of account” for purposes of determining revenue recognition. In order to properly identify separate performance obligations, we apply judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided or significant interdependencies in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We account for contract modifications as a separate contract when the modification results in the promise to deliver additional goods or services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

The transaction price represents the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. The nature of our contracts gives rise to several types of variable consideration, including claims, award fee incentives, fiscal funding clauses, and liquidated damages. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized for the contract will not occur. We estimate the amount of revenue to be recognized on variable consideration using either the expected value or the most likely amount method, whichever is expected to better predict the amount of consideration to be received. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client.

Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that any significant revenue recognized related to the claim will not be reversed. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs. In some cases, contract retentions are withheld by clients until certain conditions are met or the project is completed, which may be several months or years. In these cases, we have not identified a significant financing component under ASC 606 as the timing difference in payment compared to delivery of obligations under the contract is not for purposes of financing.

For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using a best estimate of the standalone selling price of each distinct good or service in the contract. The standalone selling price is typically determined using the estimated cost of the contract plus a margin approach. For contracts containing variable consideration, we allocate the variability to a specific performance obligation within the contract if such variability relates specifically to our efforts to satisfy the performance obligation or transfer the distinct good or service, and the allocation depicts the amount of consideration to which we expect to be entitled.

We recognize revenue over time as the related performance obligation is satisfied by transferring control of a promised good or service to our customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost input percentage-of-completion method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects our judgment to faithfully depict the value of the services transferred to the customer. For certain on-call engineering or consulting and similar contracts, we recognize revenue in the amount which we have the right to invoice the customer if that amount corresponds directly with the value of our performance completed to date.

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Contract Types

Our services are performed under three principal types of contracts: fixed-price, time-and-materials and cost-plus. Customer payments on contracts are typically due within 60 days of billing, depending on the contract.

Fixed-Price. Under fixed-price contracts, clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work.

Time-and-Materials. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs for materials and other direct incidental expenditures that we incur in connection with our performance under the contract. The majority of our time-and-material contracts are subject to maximum contract values, and also may include annual billing rate adjustment provisions.

Cost-Plus. Under cost-plus contracts, we are reimbursed for allowed or otherwise defined costs incurred plus a negotiated fee. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

Adoption

Upon adoption on October 1, 2018, under the modified retrospective method, we recorded a cumulative effect adjustment to decrease retained earnings by $2.8 million on October 1, 2018, as well as the following cumulative effect adjustments:

•	An decrease to contract assets of $5.0 million

•	An decrease to contract liabilities of $1.1 million

•	An increase to deferred tax assets of $1.1 million

The decrease in retained earnings primarily resulted from a change in the manner in which we determine the unit of account for projects (i.e. performance obligations). Under previous guidance, we typically accounted for a contract as a single unit of revenue recognition. Upon adoption of ASC 606, we assess the nature of the promises in the contract and recognize revenue based on performance obligations within the respective contract or combined contract.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statement of income for the three months ended December 30, 2018:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Revenue	$715,228	$2,203	$717,431
Income from operations	53,508	2,203	55,711
Income tax expense	10,257	525	10,782
Net income attributable to Tetra Tech	40,319	1,678	41,997

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated balance sheet as of December 30, 2018:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Assets
Contract assets (1)	$131,885	$(5,340)	$126,545
Deferred tax assets	7,328	1,120	8,448

Liabilities and equity
Contract liabilities (2)	$158,519	$(2,934)	$155,585
Income taxes payable	16,824	525	17,349

Equity (3)
Retained earnings	$978,632	$(1,089)	$977,543

(1) Previously included in "Account receivable - net".
(2) Previously presented as "Billings in excess of costs on uncompleted contracts".
(3) Includes $2.8 million of cumulative catch-up adjustment to retained earnings on October 1, 2018 upon adoption of ASC 606.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statement of cash flows for the three months ended December 30, 2018:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Cash flows from operating activities:
Net income	$40,354	$1,678	$42,032
Accounts receivable and contract assets	7,574	6,954	14,528
Contract liabilities	15,248	(9,158)	6,090
Income taxes receivable/payable	11,489	526	12,015
Net cash used in operating activities	(15,302)	—	(15,302)

Contract Assets and Contract Liabilities

We invoice customers based on the contractual terms of each contract. However, the timing of revenue recognition may differ from the timing of invoice issuance.

As part of the adoption of ASC 606, contract assets have been bifurcated from billed and unbilled receivables. Contract assets represent revenue recognized in excess of the amounts for which we have the contractual right to bill our customers. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones or completion of a contract. In addition, many of our time and materials arrangements, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings.

Contract liabilities consist of billings in excess of revenue recognized. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and increase as billings in advance of revenue recognition occur. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. There were no substantial non-current contract assets or liabilities for the periods presented. Net contract liabilities/assets consisted of the following:

	Balance at
	December 30, 2018	September 30, 2018
	(in thousands)
Contract assets	$126,545	$142,882
Contract liabilities	155,585	143,270
Net contract liabilities	29,040	388

We recognized $56.2 million of revenue during the first quarter of fiscal 2019 that was included in contract liabilities as of September 30, 2018. The amount of revenue recognized from changes in transaction price associated with performance obligations satisfied in prior periods during the first quarter of fiscal 2019 was not material. The change in transaction price primarily relates to reimbursement of costs incurred in prior periods.

We recognize revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $0.4 million for the first quarter of fiscal 2019 compared to net unfavorable operating income adjustments of $0.7 million during the first quarter of fiscal 2018 in the Commercial/International Services Group ("CIG") segment. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of December 30, 2018 and September 30, 2018, our consolidated balance sheets included liabilities for anticipated losses of $13.3 million and $13.6 million, respectively. The estimated cost to complete the related contracts as of December 30, 2018 was $18.4 million.

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue:

	Three Months Ended
	December 30, 2018	December 31, 2017
	(in thousands)
Client Sector
U.S. state and local government	$123,280	$151,754
U.S. federal government (1)	224,757	236,249
U.S. commercial	172,788	206,786
International (2)	196,606	164,960
Total	$717,431	$759,749

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three months ended December 30, 2018 and December 31, 2017.

	Three Months Ended
	December 30, 2018	December 31, 2017

Contract Type
Fixed-price	$240,933	$235,420
Time-and-materials	336,537	376,773
Cost-plus	139,961	147,556
Total revenue	$717,431	$759,749

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $2.77 billion of RUPOs as of December 30, 2018. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are cancelled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of December 30, 2018 over the following periods:

Amount
(in thousands)
Within 12 months	$1,670,929
Beyond	1,101,342
Total RUPOs	$2,772,271

Although RUPOs reflect business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPOs are adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Our operations and maintenance contracts can generally be terminated by the clients without a substantive financial penalty. Therefore, the remaining performance obligations on such contracts are limited to the notice period required for the termination (usually 30, 60, or 90 days).

4.            Accounts Receivable - Net

Net accounts receivable consisted of the following:

	December 30, 2018	September 30, 2018
	(in thousands)
Billed	$463,159	$464,062
Unbilled	265,974	267,739
Total accounts receivable – gross	729,133	731,801
Allowance for doubtful accounts	(43,464)	(37,580)
Total accounts receivable – net	$685,669	$694,221

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at December 30, 2018 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes result in change orders and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without a definitive client agreement. Revenue and any corresponding receivable in these cases is recognized based on the policy described in Note 3, "Revenue Recognition" above.

The total accounts receivable at both December 30, 2018 and September 30, 2018 included approximately $74 million related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no material gains or losses related to claims during the first quarters of fiscal 2019 and 2018.

Billed accounts receivable related to U.S. federal government contracts were $80.3 million and $81.5 million at December 30, 2018 and September 30, 2018, respectively. U.S. federal government contracts unbilled receivables were $99.6 million and $102.7 million at December 30, 2018 and September 30, 2018, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 30, 2018 and September 30, 2018.

5.            Acquisitions and Divestitures

At the beginning of first quarter of fiscal 2018, we acquired Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our Government Services Group ("GSG") segment. The fair value of the purchase price for Glumac was $38.4 million. This amount was comprised of $20.0 million of initial cash payments made to the sellers and $18.4 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million payable, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the second quarter of fiscal 2018, we completed the acquisition of Norman Disney & Young (“NDY”), a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada and is part of our CIG segment. The fair value of the purchase price for NDY was $56.1 million. This amount was comprised of $46.9 million of initial cash payments made to the sellers, $1.6 million held in escrow, and $7.6 million for the estimated fair value of contingent earn-out obligations, with a maximum amount of $20.2 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the third quarter of fiscal 2018, we divested our non-core utility field services operations in the CIG segment for net proceeds after transaction costs of $30.2 million. This operation generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. These non-core divestitures resulted in a pre-tax loss of $1.7 million, which was included in "Selling, general and administrative expenses" ("SG&A") in the third quarter of fiscal 2018.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to our fiscal 2018 acquisitions primarily represent the value of a workforce with distinct expertise in the sustainable infrastructure design market. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog, client relations and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 10 years, and trade names with lives ranging from 3 to 5 years. For detailed information regarding our intangible assets, see Note 6, “Goodwill and Intangible Assets”.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies, and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities” and “Long-term contingent earn-out liabilities” on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statement of cash flows.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. We had no adjustments to our contingent earn-out liabilities in the first quarters of fiscal 2019 and 2018.

At December 30, 2018, there was a total potential maximum of $52.2 million of outstanding contingent consideration related to acquisitions.  Of this amount, $29.0 million was estimated as the fair value and accrued on our consolidated balance sheet.

6.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 30, 2018	$389,741	$409,079	$798,820
Translation and other	(3,563)	(12,693)	(16,256)
Balance at December 30 2018	$386,178	$396,386	$782,564

Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $403.9 million and $407.4 million at December 30, 2018 and September 30, 2018, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $494.3 million and $507.0 million at December 30, 2018 and September 30, 2018, respectively, excluding $97.9 million of accumulated impairment.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 2, 2018 (i.e. the first day of our fourth quarter in fiscal 2018) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that exceeded their carrying values, including goodwill, by more than 30%.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	December 30, 2018			September 30, 2018
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	—	$—	$—	$83	$(83)
Client relations	2.6	54,057	(47,534)	54,639	(46,449)
Backlog	0.4	22,991	(21,544)	23,371	(20,007)
Trade names	3.0	7,972	(3,958)	8,144	(3,575)
Total		$85,020	$(73,036)	$86,237	$(70,114)

Amortization expense for the three months ended December 30, 2018 was $4.0 million, compared to $4.6 million for the prior-year period. Estimated amortization expense for the remainder of fiscal 2019 and succeeding years is as follows:

Amount
(in thousands)
2019	$4,954
2020	3,331
2021	2,249
2022	1,021
2023	429
Total	$11,984

7.                                     Property and Equipment

Property and equipment consisted of the following:

	December 30, 2018	September 30, 2018
	(in thousands)
Equipment, furniture and fixtures	$132,162	$131,521
Leasehold improvements	31,327	31,430
Land and buildings	411	413
Total property and equipment	163,900	163,364
Accumulated depreciation	(122,105)	(120,086)
Property and equipment, net	$41,795	$43,278

The depreciation expense related to property and equipment was $4.3 million for the three months ended December 30, 2018, compared to $5.2 million for the prior-year period.

8.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. In the first quarter of fiscal 2019, we expended the remaining $25 million under the previous program by repurchasing 430,559 shares through open market purchases at an average price of $58.06. In fiscal 2018, we repurchased through open market purchases under the previous program total of 1,491,569 shares at an average price of $50.28 for a total cost of $75.0 million.

The following table summarizes dividend declared and paid in the first quarters of fiscal 2019 and 2018:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid
(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654

November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589

Subsequent Event.  On January 28, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2019 to stockholders of record as of the close of business on February 13, 2019.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the first quarters of fiscal 2019 and 2018 was $4.5 million and $4.0 million, respectively. The majority of these amounts were included in SG&A in our consolidated statements of income. In the first quarter of fiscal 2019, we awarded 89,816 performance shares units (“PSUs”) to our non-employee directors and executive officers at a fair value of $66.45 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 176,491 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $66.11 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

10.                                Earnings per Share (“EPS”)

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 30, 2018	December 31, 2017
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$41,997	$46,034

Weighted-average common shares outstanding – basic	55,390	55,855
Effect of dilutive stock options and unvested restricted stock	976	1,020
Weighted-average common stock outstanding – diluted	56,366	56,875

Earnings per share attributable to Tetra Tech:
Basic	$0.76	$0.82
Diluted	$0.75	$0.81

For the first quarters of fiscal 2019 and 2018, 0.1 million and 0.3 million options and restricted stock units, respectively, were excluded from the calculation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share during the periods. Therefore, their inclusion would have been anti-dilutive.

11.                                  Income Taxes

The effective tax rates for the first quarters of fiscal 2019 and 2018 were 20.4% and (1.4%), respectively. The tax rates for fiscal 2019 and 2018 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on our analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for fiscal 2019 and subsequent fiscal years.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that would be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019, and recorded an additional deferred tax benefit of $2.6 million this quarter. Excluding these net deferred tax benefits, our effective tax rate in the first quarter of fiscal 2019 was 25.3% compared to 20.9% in last year's first quarter.

We have completed our measurement of the tax effects of the TCJA with respect to the one-time revaluation of our deferred tax liabilities and the one-time transition tax on foreign earnings pursuant to Staff Accounting Bulletin No. 118. The amounts recorded for these two items incorporate assumptions made based on our current interpretation of the TCJA and should not materially change.

With respect to the GILTI provisions of the TCJA, we have analyzed our structure and expected global results of operations and do not expect to have any adjustment related to potential GILTI tax in our consolidated financial statements. Because of the complexity of the new GILTI tax rules, we will continue to evaluate the impact of this provision and the application of Accounting Standards Codification 740, Income Taxes.

As of December 30, 2018, our deferred tax liabilities included a valuation allowance of $14.4 million related to foreign net operating loss carry-forwards in Australia, that we previously determined were not likely to be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable Australian entities could affect the ultimate realization of deferred tax assets. Based on these future operating results, it is possible that the current valuation allowance could be recognized as a deferred tax benefit in the next 12 months.

As of December 30, 2018 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $11.6 million and $9.4 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

12.                               Reportable Segments

We manage our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we will continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") segment. The remaining backlog for RCM as of December 30, 2018 was immaterial as the related projects are substantially complete.

GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster management services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

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

Reportable Segments

The following tables set forth summarize financial information regarding our reportable segments:

	Three Months Ended
	December 30, 2018	December 31, 2017
	(in thousands)
Revenue
GSG	$411,971	$442,772
CIG	317,793	331,513
RCM	1,453	6,807
Elimination of inter-segment revenue	(13,786)	(21,343)
Total revenue	$717,431	$759,749

Income from operations
GSG	$37,413	$39,125
CIG	27,099	21,294
RCM	4	(1,158)
Corporate (1)	(8,805)	(10,672)
Total income from operations	$55,711	$48,589

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	December 30, 2018	September 30, 2018
	(in thousands)
Total Assets
GSG	$495,343	$468,010
CIG	441,829	478,197
RCM	24,185	25,683
Corporate (1)	873,532	987,531
Total assets	$1,834,889	$1,959,421

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018). The carrying value of our long-term debt approximated fair value at December 30, 2018 and September 30, 2018. At December 30, 2018, we had borrowings of $260.0 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In the fourth quarter of fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the $250.0 million term loan facility under our Second Amended and Restated Credit Agreement. The interest rate swaps total $250.0 million and have a fixed interest rate of 2.79% and expire in July 2023. At December 30, 2018 and September 30, 2018, the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $2.8 million and $(1.3) million, respectively, all of which we expect to be reclassified from accumulated other comprehensive income (loss) to interest expense through July 2023 when the agreements expire.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	December 30, 2018	September 30, 2018
		(in thousands)
Interest rate swap agreements	Other current (liabilities) assets	$(2,849)	$1,244

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was $(4.0) million and $0.8 million for the first three months of fiscal 2019 and the fiscal year ended September 30, 2018, respectively. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three months ended December 30, 2018 and December 31, 2017 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive (loss) income before reclassifications	(3,467)	84	(3,383)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(18)	(18)
Net current-period other comprehensive (loss) income	(3,467)	66	(3,401)
Balances at December 31, 2017	$(102,413)	$512	$(101,901)

Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(23,334)	(3,783)	(27,117)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(226)	(226)
Net current-period other comprehensive loss	(23,334)	(4,009)	(27,343)
Balances at December 30, 2018	$(151,936)	$(2,757)	$(154,693)

(1) This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income. See Note 14, “Derivative Financial Instruments”, for more information.

16.                               Commitments and Contingencies

We are subject to certain claims and lawsuits typically filed against the consulting and engineering profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

On January 14, 2019, following the October 15, 2018 filing of a notice of election to intervene, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will respond accordingly and defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 30, 2018	December 31, 2017
Client Sector
U.S. state and local government	17.2%	20.0%
U.S. federal government (1)	31.3	31.1
U.S. commercial	24.1	27.2
International (2)	27.4	21.7
Total	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we will continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management

("RCM") segment. The remaining backlog for RCM as of December 30, 2018 was immaterial as the related projects are substantially complete.

Our reportable segments are as follows:

Government Services Group (“GSG”).  GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster management services. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 30, 2018	December 31, 2017
Reportable Segment
GSG	57.4%	58.3%
CIG	44.3	43.6
RCM	0.2	0.9
Inter-segment elimination	(1.9)	(2.8)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 30, 2018	December 31, 2017
Contract Type
Fixed-price	33.6%	31.0%
Time-and-materials	46.9	49.6
Cost-plus	19.5	19.4
Total	100.0%	100.0%

Under fixed-price contracts, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our control. We recognize revenue from contracts using the percentage-of-completion method, primarily utilizing the cost-to-cost approach, to estimate the progress towards completion in order to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

Other contract costs include professional compensation and related benefits, together with certain direct and indirect overhead costs such as rents, utilities, and travel. Professional compensation represents a large portion of these costs. Our "Selling, general and administrative expenses" ("SG&A") are comprised primarily of marketing and bid and proposal costs, and our corporate headquarters’ costs related to the executive offices, finance, accounting, administration, and information technology. Our SG&A expenses also include a portion of stock-based compensation and depreciation of property and equipment related to our corporate headquarters, and the amortization of identifiable intangible assets. Most of these costs are unrelated to specific clients or projects, and can vary as expenses are incurred to support company-wide activities and initiatives.

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

For detailed information regarding acquisitions and divestitures, see Note 5, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2019, our revenue decreased 5.6% compared to the prior-year period. Our revenue includes $21.6 million of revenue from the acquisition of Norman Disney & Young ("NDY"), which was completed in the second quarter of fiscal 2018. In addition, in the third quarter of fiscal 2018, we divested our non-core utility field services operations in our CIG segment. Excluding the net contribution from these transactions, our revenue decreased 6.0% in the first quarter of fiscal 2019 compared to the prior-year quarter.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 18.8% in the first quarter of fiscal 2019 compared to the same quarter last year. Revenue decreased due to the decrease in disaster response work related to the hurricanes in Florida and Texas, and the fires in California that were experiencing a high level of activity in the first quarter of fiscal 2018. However, we experienced broad-based growth in our U.S. state and local government project-related infrastructure revenue, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. We expect our U.S. state and local government business to grow in fiscal 2019.

U.S. Federal Government.  Our U.S. federal government revenue decreased 4.9% in the first quarter of fiscal 2019 compared to the prior-year quarter. This decline primarily reflects disrupted activity leading up to the partial U.S. government shutdown that commenced in late December 2018. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. Despite the recent shutdown, we anticipate modest revenue growth in U.S.

federal government revenue in fiscal 2019; however, if there is another prolonged U.S. federal government shutdown, our U.S. federal government business could be adversely impacted.

U.S. Commercial.  Our U.S. commercial revenue decreased 16.4% in the first quarter of fiscal 2019 compared to the prior-year quarter. Excluding the reduction from the divestiture of our non-core utility field services operations, our U.S. commercial business decreased 7.9% in first quarter of fiscal 2019 compared to the same quarter last year. We expect our U.S. commercial revenue to grow in fiscal 2019, adjusted for the impact of the divestiture, primarily due to increased activities for industrial water treatment and environmental programs.

International.  Our international revenue increased 19.2% in the first quarter of fiscal 2019 compared to the prior-year quarter. Excluding the contribution from NDY, our revenue grew 6.1% in the first quarter of fiscal 2019 compared to last-year quarter. The revenue growth reflects increased activity in Canada, particularly in Western Canada. Additionally, we experienced an improvement in our infrastructure work in Australia, New Zealand, and Asia-Pacific. We anticipate our total international revenue to grow in fiscal 2019.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 30, 2018	December 31, 2017	Change
			$	%
	($ in thousands)
Revenue	$717,431	$759,749	$(42,318)	(5.6)%
Subcontractor costs	(164,067)	(214,902)	50,835	23.7
Revenue, net of subcontractor costs (1)	553,364	544,847	8,517	1.6
Other costs of revenue	(454,680)	(450,702)	(3,978)	(0.9)
Gross profit	98,684	94,145	4,539	4.8
Selling, general and administrative expenses	(42,973)	(45,556)	2,583	5.7
Income from operations	55,711	48,589	7,122	14.7
Interest expense	(2,897)	(3,160)	263	8.3
Income before income tax (expense) benefit	52,814	45,429	7,385	16.3
Income tax (expense) benefit	(10,782)	623	(11,405)	(1,830.7)
Net income	42,032	46,052	(4,020)	(8.7)
Net income attributable to noncontrolling interests	(35)	(18)	(17)	(94.4)
Net income attributable to Tetra Tech	$41,997	$46,034	$(4,037)	(8.8)
Diluted earnings per share	$0.75	$0.81	$(0.06)	(7.4)

(1)     We believe that the presentation of “Revenue, net of subcontractor costs”, which is a non-U.S. GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain U.S. Agency for International Development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 23.9% and 29.0% in fiscal 2019 and 2018, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	December 30, 2018	December 31, 2017	Change
			$	%
	($ in thousands)
Revenue	$717,431	$759,749	$(42,318)	(5.6)%
RCM	(1,453)	(6,807)	5,354	NM
Adjusted revenue	$715,978	$752,942	$(36,964)	(4.9)

Revenue, net of subcontractor costs	$553,364	$544,847	$8,517	1.6
RCM	(577)	(1,152)	575	NM
Adjusted revenue, net of subcontractors costs	$552,787	$543,695	$9,092	1.7

Income from operations	$55,711	$48,589	$7,122	14.7
RCM	(4)	1,158	(1,162)	NM
Adjusted income from operations	$55,707	$49,747	$5,960	12.0

EPS	$0.75	$0.81	$(0.06)	(7.4)
RCM	—	0.01	(0.01)	NM
Revaluation of deferred tax liabilities	(0.05)	(0.17)	0.12	NM
Adjusted EPS	$0.70	$0.65	$0.05	7.7%

NM = not meaningful

In the first quarter of fiscal 2019, revenue decreased $42.3 million, or 5.6%, and revenue, net of subcontractor costs increased $8.5 million, or 1.6%, compared to the same period last year. Our adjusted revenue decreased $37.0 million, or 4.9%, and adjusted revenue, net of subcontractor costs increased $9.1 million, or 1.7%, compared to prior-year quarter. These comparisons include contributions from the second quarter fiscal 2018 acquisition of NDY; however, these contributions were substantially offset by the impact of the third quarter fiscal 2018 divestiture of our non-core utility field services operations. During the first quarter of fiscal 2019, we continued to experience broad-based growth in our U.S. state and local government project-related infrastructure revenue as well as our sustainable building design revenue. However, this growth was offset by a decline in revenue from disaster response projects in the first quarter of fiscal 2019 compared to last year's first quarter. The higher level of disaster response activity in the first quarter of fiscal 2018 was concentrated in Florida, Texas, and California due to the unprecedented natural disasters in the United States that occurred during 2017.

Our operating income increased $7.1 million in the first quarter of fiscal 2019 compared to the same period last year. The exited construction activities in our RCM segment broke-even in the first quarter of fiscal 2019 compared to a loss of $1.2 million in the first quarter of fiscal 2018. Our RCM results are described below under "Remediation and Construction Management." Excluding these items, adjusted operating income increased $6.0 million, or 12.0%, in the first quarter of fiscal 2019 compared to the same period last year. The increase in our adjusted operating income primarily reflects improved results in our CIG segment. CIG's operating income increased $5.8 million in the first quarter of fiscal 2019 compared to last year's first quarter. These results are described below under "Commercial/International Services Group."

Interest expense, net was $2.9 million in the first quarter of fiscal 2019 compared to $3.2 million in the first quarter of fiscal 2018. This decrease reflects reduced borrowings partially offset by higher interest rates (primarily LIBOR).

In the first quarter of fiscal 2019, we recorded income tax expense of $10.8 million, representing an effective tax rate of 20.4%. In the first quarter of fiscal 2018, we recorded an income tax benefit of $0.6 million, representing an effective tax rate of (1.4%). Both tax rates reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for fiscal 2019 and subsequent fiscal years.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that were to be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019, and recorded an additional deferred tax benefit of $2.6 million this quarter. Excluding these net deferred tax benefits, our effective tax rate in the first quarter of fiscal 2019 was 25.3% compared to 20.9% in last year's first quarter.

Our EPS was $0.75 in the first quarter of fiscal 2019, compared to $0.81 in last year's first quarter. On the same basis as our adjusted operating income, EPS was $0.70 in the first quarter of fiscal 2019, compared to $0.65 in the first quarter of fiscal 2018.

Segment Results of Operations

Government Services Group

	Three Months Ended
	December 30, 2018	December 31, 2017	Change
			$	%
	($ in thousands)
Revenue	$411,971	$442,772	$(30,801)	(7.0)%
Subcontractor costs	(108,690)	(132,806)	24,116	18.2
Revenue, net of subcontractor costs	$303,281	$309,966	$(6,685)	(2.2)

Income from operations	$37,413	$39,125	$(1,712)	(4.4)

Revenue and revenue, net of subcontractor costs, decreased $30.8 million, or 7.0%, and $6.7 million, or 2.2%, respectively, in the first quarter of fiscal 2019 compared to the year-ago quarter. This decline reflects lower revenue from disaster recovery activities in the first quarter of fiscal 2019 compared to the same period last year. Due to the unprecedented number of natural disasters in the United States during 2017, the level of our disaster response activities were significantly increased in the first quarter of fiscal 2018, particularly from the hurricanes in Florida and Texas, and the fires in California. This decrease was partially offset by continued broad-based revenue growth in our U.S. state and local government project-related infrastructure revenue, particularly the increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Overall, our U.S. state and local government revenue and revenue, net of subcontractor costs, decreased $23.2 million and $5.9 million, respectively, in the first quarter of fiscal 2019 compared to last year's first quarter. Operating income decreased $1.7 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, reflecting the lower revenue. In addition, our operating margin, based on revenue net of subcontractor costs, declined to 12.3% in the first quarter of fiscal 2019 from 12.6% in the same period last year.

Commercial/International Services Group

	Three Months Ended
	December 30, 2018	December 31, 2017	Change
			$	%
	($ in thousands)
Revenue	$317,793	$331,513	$(13,720)	(4.1)%
Subcontractor costs	(68,287)	(97,784)	29,497	30.2
Revenue, net of subcontractor costs	$249,506	$233,729	$15,777	6.8

Income from operations	$27,099	$21,294	$5,805	27.3

Revenue decreased $13.7 million, or 4.1%, and revenue, net of subcontractor costs increased $15.8 million, or 6.8% in the first quarter of fiscal 2019 compared to the year-ago quarter. These amounts include the aforementioned contribution from our

NDY acquisition. In addition, these year-over-year comparisons were impacted by the divestiture of our non-core utility field services operations in the third quarter of fiscal 2018. Excluding the net impact of the acquisition/divestiture, revenue decreased 5.1% and revenue, net of subcontractor costs increased 3.7% in the first quarter of fiscal 2019 compared to the same period last year. The decrease in revenue reflects lower subcontractor activity. The increase in revenue, net of subcontractor costs, primarily reflects increased activity in Canada, particularly in Western Canada and infrastructure work in Australia. Operating income increased $5.8 million, or, 27.3%, in the first quarter of fiscal 2019 compared to the first quarter in fiscal 2018, reflecting the higher revenue, net of subcontractor costs. In addition, our operating margin, based on revenue net of subcontractor costs, improved to 10.9% in the first quarter of fiscal 2019 from 9.1% in the same period last year. This higher profitability reflects the improvement in our Western Canadian operations.

Remediation and Construction Management

	Three Months Ended
	December 30, 2018	December 31, 2017	Change
			$	%
	($ in thousands)
Revenue	$1,453	$6,807	$(5,354)	(78.7)%
Subcontractor costs	(876)	(5,655)	4,779	84.5
Revenue, net of subcontractor costs	$577	$1,152	$(575)	(49.9)

Income (loss) from operations	$4	$(1,158)	$1,162	100.3

Revenue decreased $5.4 million and revenue, net of subcontractor costs, decreased $0.6 million in the first quarter of fiscal 2019 compared to the prior-year quarter. This decline and the break-even income in the first quarter of fiscal 2019, reflect the substantial completion of all of RCM's remaining projects. The operating loss in the first quarter of fiscal 2018 primarily reflects costs related to resolving outstanding claims.

ASC 606

Prior to the adoption of Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and the related disclosures of remaining unsatisfied performance obligations ("RUPOs"), we had reported backlog on a quarterly basis. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts. RUPOs differ from our backlog.

The following table provides a reconciliation between RUPOs and backlog as of December 30, 2018:

Amount
(in thousands)
RUPOs	$2,772,271
Items impacting comparability:
Contract term	20,837
Backlog	$2,793,108

The most significant difference between RUPOs and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days).

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

Subsequent Event.  On January 28, 2019, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2019 to stockholders of record as of the close of business on February 13, 2019.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. Historically, we indefinitely reinvested our foreign earnings, and did not need to repatriate these earnings. However, in fiscal 2018, we evaluated our global tax planning and financing strategies impacted by the recent changes in U.S. tax law. As a result, we completed a one-time repatriation of a portion of our foreign earnings totaling approximately $117 million in fiscal 2018. We paid down debt in the United States with most of these funds during the fourth quarter of fiscal 2018. This transaction resulted in an immaterial net repatriation tax on a global basis. We have no need or plans to repatriate additional foreign earnings in the foreseeable future.

Cash and Cash Equivalents.  As of December 30, 2018, cash and cash equivalents were $66.5 million, a decrease of $79.7 million compared to the fiscal 2018 year-end. The decrease resulted from cash used in operating activities, share repurchases, dividends, net repayments on long-term debt, contingent earn-out, and capital expenditures.

Operating Activities.  For the first quarter of fiscal 2019, net cash used in operating activities was $15.3 million in the first quarter of fiscal 2019, an improvement of $42.4 million compared to the prior-year quarter. The lower amount of cash used in operating activities resulted from cash collections from accounts receivable including the settlement payment on a claim in the first quarter of fiscal 2019.

Investing Activities.  For the first quarter of fiscal 2019, net cash used in investing activities was $3.7 million, a decrease of $16.0 million compared to the prior-year quarter, due to the acquisition of Glumac.

Financing Activities.  For the first quarter of 2019, net cash used in financing activities was $59.0 million, compared to net cash provided by financing activities of $61.2 million in the prior-year quarter. The decrease in cash was primarily due to higher net repayments of long-term debt of $111.9 million in the first quarter of fiscal 2019, compared to the same quarter last year. Additionally, we paid $6.0 million of contingent earn-out in the first quarter of fiscal 2019.

Debt Financing. On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1 billion that will mature in July 2023. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”), a $450 million revolving credit facility (the “Amended Revolving Credit Facility”), and a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of the our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

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

As of December 30, 2018, we had $260.0 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $250.0 million under the Term Loan Facility and $10.0 million under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.66% per annum. In addition, we had $0.9 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending December 30, 2018 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 4.12%. At December 30, 2018, we had $439.1 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

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

At December 30, 2018, we were in compliance with these covenants with a consolidated leverage ratio of 1.11x and a consolidated interest coverage ratio of 15.9x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $26.4 million, of which $4.1 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2019 and is secured by a parent guarantee. At December 30, 2018, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$5.9 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2019:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	$6,654	December 14, 2018
January 28, 2019	$0.12	February 13, 2019	N/A	February 28, 2019

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

As of December 30, 2018 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $11.6 million and $9.4 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 30, 2018, we had $0.9 million in standby letters of credit outstanding under our Amended Credit Agreement, $26.4 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.9 million of bank guarantees under our Australian facility.

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

Critical Accounting Policies

On October 1, 2018, we adopted ASC 606, which supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted the standard on a modified retrospective basis which results in no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption. As part of our adoption, the new standard was applied only to those contracts that were not substantially completed as of the date of adoption.

To determine the proper revenue recognition method for contracts under ASC 606, we evaluate whether multiple contracts should be combined and accounted for as a single contract and whether the combined or single contract should be accounted for as having more than one performance obligation. The decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations may impact the amount of revenue recorded in a given period. Contracts are considered to have a single performance obligation if the promises are not separately identifiable from other promises in the contracts. For more information, see “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Our other critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. To date, there have been no other material changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 90 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At December 30, 2018, we had borrowings outstanding under the Credit Agreement of $260.0 million at a year-to-date weighted-average interest rate of 3.66% per annum.

In August 2018, we entered into five interest rate swaps with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at December 30, 2018, was 4.12%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first quarters of fiscal 2019 and 2018. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily as a result of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2019 and 2018, 27.4% and 21.7% of our consolidated revenue, respectively, was generated by our international business. For the three-month periods ended December 30, 2018 and December 31, 2017, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $23.3 million and $3.5 million, respectively. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

We are subject to certain claims and lawsuits typically filed against the consulting and engineering profession, alleging primarily professional errors or omissions. We carry professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on our financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

On January 14, 2019, following the October 15, 2018 filing of a notice of election to intervene, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will respond accordingly and defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Item 1A.                Risk Factors

     We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Set forth below and elsewhere in this report and in other documents we file with the United States Securities and Exchange Commission ("SEC") are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

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

In the first quarter of fiscal 2019, we generated 27.4% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In the first quarter of fiscal 2019, we generated 48.5% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs. Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts (a large portion of which was defense-related), was triggered. The sequestration began on March 1, 2013. Although the Bipartisan Budget Act of 2013 provided some sequester relief through the end of fiscal year 2015, the sequestration requires reduced U.S. federal government spending through fiscal year 2021. A significant reduction in federal government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown, or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, result in the closure of federal facilities and significant personnel reductions, and have a material and adverse impact on our business, financial condition, results of operations and cash flows.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with Federal Acquisition Regulation ('FAR"), the Truth in Negotiations Act, Cost Accounting Standards ("CAS"), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the DoD security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, following the October 15, 2018 filing of a notice of election to intervene, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will respond accordingly and defend this matter vigorously. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the first quarter of fiscal 2019, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of December 30, 2018, our goodwill was $782.6 million and other intangible assets were $12.0 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first three months of fiscal 2019.

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

To prepare consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at December 30, 2018 included approximately $74 million related to such claims.

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

Our backlog at December 30, 2018 was $2.8 billion, an increase of $129.3 million, or 4.9%, compared to the end of fiscal 2018. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. As of September 30, 2018, we repurchased through open market purchases a total of 3,757,966 shares at an average price of $46.57 for a total cost of $175.0 million. In the first three months of fiscal 2019, we also repurchased through open market purchases a total of 430,559 shares at an average price of $58.06 for a total cost of $25.0 million under this program.

A summary of the repurchase activity for the three months ended December 30, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2018 – October 28, 2018	—	$—	—	$225,000,591
October 29, 2018 – November 25, 2018	85,938	65.97	85,938	219,331,078
November 26, 2018 – December 30, 2018	344,621	56.09	344,621	200,000,634

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2019	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)