Form 10-Q
period 2019-03-31
TETRA TECH INC
filed 2019-05-03
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TTEK	The NASDAQ Stock Market LLC

As of April 26, 2019, 54,866,464 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	March 31, 2019	September 30, 2018
Current assets:
Cash and cash equivalents	$130,728	$146,185
Accounts receivable – net	629,597	694,221
Contract assets	157,918	142,882
Prepaid expenses and other current assets	71,999	56,003
Income taxes receivable	8,178	11,089
Total current assets	998,420	1,050,380

Property and equipment – net	41,660	43,278
Investments in unconsolidated joint ventures	3,536	3,370
Goodwill	827,676	798,820
Intangible assets – net	11,698	16,123
Deferred tax assets	30,581	8,607
Other long-term assets	38,294	38,843
Total assets	$1,951,865	$1,959,421

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135,393	$160,222
Accrued compensation	156,079	180,153
Contract liabilities	154,609	143,270
Income taxes payable	1,877	8,272
Promissory note	24,688	—
Current portion of long-term debt	12,551	12,599
Current contingent earn-out liabilities	20,026	13,633
Other current liabilities	119,219	99,944
Total current liabilities	624,442	618,093

Deferred tax liabilities	25,622	30,166
Long-term debt	231,332	264,712
Long-term contingent earn-out liabilities	25,869	21,657
Other long-term liabilities	53,995	57,693

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 31, 2019 and September 30, 2018	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,947 and 55,349 shares at March 31, 2019 and September 30, 2018, respectively	549	553
Additional paid-in capital	111,277	148,803
Accumulated other comprehensive loss	(148,217)	(127,350)
Retained earnings	1,026,836	944,965
Tetra Tech stockholders’ equity	990,445	966,971
Noncontrolling interests	160	129
Total stockholders' equity	990,605	967,100
Total liabilities and stockholders' equity	$1,951,865	$1,959,421
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Revenue	$722,621	$700,262	$1,440,052	$1,460,010
Subcontractor costs	(137,237)	(167,469)	(301,305)	(382,370)
Other costs of revenue	(488,913)	(441,368)	(943,592)	(892,070)
Gross profit	96,471	91,425	195,155	185,570
Selling, general and administrative expenses	(48,898)	(46,791)	(91,871)	(92,347)
Contingent consideration – fair value adjustments	(28)	(1,918)	(28)	(1,918)
Income from operations	47,545	42,716	103,256	91,305
Interest expense	(3,164)	(4,092)	(6,061)	(7,252)
Income before income tax benefit (expense)	44,381	38,624	97,195	84,053
Income tax benefit (expense)	11,563	(9,877)	781	(9,254)
Net income	55,944	28,747	97,976	74,799
Net income attributable to noncontrolling interests	(33)	(22)	(69)	(40)
Net income attributable to Tetra Tech	$55,911	$28,725	$97,907	$74,759
Earnings per share attributable to Tetra Tech:
Basic	$1.01	$0.51	$1.77	$1.34
Diluted	$1.00	$0.51	$1.74	$1.32
Weighted-average common shares outstanding:
Basic	55,143	55,841	55,237	55,900
Diluted	55,985	56,673	56,161	56,825

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net income	$55,944	$28,747	$97,976	$74,799

Other comprehensive income, net of tax
Foreign currency translation adjustments	9,245	(16,116)	(14,089)	(19,583)
(Loss) gain on cash flow hedge valuations	(2,769)	(27)	(6,778)	39
Other comprehensive income (loss) attributable to Tetra Tech	6,476	(16,143)	(20,867)	(19,544)
Other comprehensive income (loss) attributable to noncontrolling interests	1	(5)	238	(7)
Comprehensive income	$62,421	$12,599	$77,347	$55,248

Comprehensive income attributable to Tetra Tech	$62,387	$12,582	$77,040	$55,215
Comprehensive income attributable to noncontrolling interests	34	17	307	33
Comprehensive income	$62,421	$12,599	$77,347	$55,248

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Three Months Ended April 1, 2018 and March 31, 2019
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2017	55,988	$560	$175,293	$(101,901)	$873,004	$946,956	$165	$947,121
Net income					28,725	28,725	22	28,747
Other comprehensive loss				(16,143)		(16,143)	(5)	(16,148)
Cash dividends of $0.10 per common share					(5,583)	(5,583)		(5,583)
Stock-based compensation			4,735			4,735		4,735
Restricted & performance shares released	2	(1)	(6)			(7)		(7)
Stock options exercised	264	3	6,360			6,363		6,363
Stock repurchases	(505)	(5)	(24,995)			(25,000)		(25,000)
BALANCE AT APRIL 1, 2018	55,749	$557	$161,387	$(118,044)	$896,146	$940,046	$182	$940,228

BALANCE AT DECEMBER 31, 2018	55,326	$553	$130,753	$(154,693)	$977,541	$954,154	$147	$954,301
Net income					55,911	55,911	33	55,944
Other comprehensive income				6,476		6,476	1	6,477
Distributions paid to noncontrolling interests						—	(21)	(21)
Cash dividends of $0.12 per common share					(6,616)	(6,616)		(6,616)
Stock-based compensation			4,066			4,066		4,066
Restricted & performance shares released	5	—	(66)			(66)		(66)
Stock options exercised	65	1	1,519			1,520		1,520
Stock repurchases	(449)	(5)	(24,995)			(25,000)		(25,000)
BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,836	$990,445	$160	$990,605

Tetra Tech, Inc.
Consolidated Statements of Equity
Six Months Ended April 1, 2018 and March 31, 2019
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2017	55,873	$559	$193,835	$(98,500)	$832,559	$928,453	$171	$928,624
Net income					74,759	74,759	40	74,799
Other comprehensive loss				(19,544)		(19,544)	(7)	(19,551)
Distributions paid to noncontrolling interests						—	(22)	(22)
Cash dividends of $0.20 per common share					(11,172)	(11,172)		(11,172)
Stock-based compensation			8,705			8,705		8,705
Restricted & performance shares released	273	2	(8,821)			(8,819)		(8,819)
Stock options exercised	481	5	11,933			11,938		11,938
Shares issued for Employee Stock Purchase Plan	142	1	5,725			5,726		5,726
Stock repurchases	(1,020)	(10)	(49,990)			(50,000)		(50,000)
BALANCE AT APRIL 1, 2018	55,749	$557	$161,387	$(118,044)	$896,146	$940,046	$182	$940,228

BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Net income					97,907	97,907	69	97,976
Other comprehensive income (loss)				(20,867)		(20,867)	238	(20,629)
Distributions paid to noncontrolling interests						—	(276)	(276)
Cash dividends of $0.24 per common share					(13,270)	(13,270)		(13,270)
Stock-based compensation			8,595			8,595		8,595
Restricted & performance shares released	179	2	(6,804)			(6,802)		(6,802)
Stock options exercised	151	2	3,832			3,834		3,834
Shares issued for Employee Stock Purchase Plan	148	1	6,842			6,843		6,843
Stock repurchases	(880)	(9)	(49,991)			(50,000)		(50,000)
Cumulative effect of accounting changes					(2,766)	(2,766)		(2,766)
BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,836	$990,445	$160	$990,605

For certain items, the sum of the quarterly information above does not equal the year to date amounts reflected throughout this Form 10-Q due to rounding associated with the calculations on an individual quarter basis. These differences are not material to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$97,976	$74,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,731	20,312
Equity in income of unconsolidated joint ventures, net of distributions	(193)	(562)
Amortization of stock-based awards	8,595	8,705
Deferred income taxes	(26,092)	(10,100)
Provision for doubtful accounts	9,878	2,390
Fair value adjustments to contingent consideration	28	1,918
Gain on sale of property and equipment	(223)	(1,205)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	48,041	(42,912)
Prepaid expenses and other assets	(16,007)	(15,528)
Accounts payable	(26,908)	(26,460)
Accrued compensation	(29,604)	(11,453)
Contract liabilities	5,114	15,367
Other liabilities	17,863	9,535
Income taxes receivable/payable	(3,951)	(1,213)
Net cash provided by operating activities	99,248	23,593

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	3,545	(64,451)
Capital expenditures	(7,178)	(4,565)
Proceeds from sale of property and equipment	250	1,651
Net cash used in investing activities	(3,383)	(67,365)

Cash flows from financing activities:
Proceeds from borrowings	128,717	180,026
Repayments on long-term debt	(162,092)	(62,109)
Repurchases of common stock	(50,000)	(50,000)
Taxes paid on vested restricted stock	(6,802)	(8,819)
Stock options exercised	3,834	11,945
Dividends paid	(13,270)	(11,172)
Payments of contingent earn-out liabilities	(11,067)	(854)
Net cash (used in) provided by financing activities	(110,680)	59,017

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(645)	(2,047)

Net (decrease) increase in cash, cash equivalents and restricted cash	(15,460)	13,198
Cash, cash equivalents and restricted cash at beginning of period	148,884	192,690
Cash, cash equivalents and restricted cash at end of period	$133,424	$205,888

Supplemental information:
Cash paid during the period for:
Interest	$6,057	$6,895
Income taxes, net of refunds received of $0.9 million and $0.3 million	$30,707	$20,151

Supplemental disclosures of non-cash investing activities:
Issuance of promissory note for business acquisition	$24,688	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$130,728	$203,177
Restricted cash	2,696	2,711
Total cash, cash equivalents and restricted cash	$133,424	$205,888
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. It also requires the presentation of employee taxes as financing activities on consolidated statements of cash flows, which was previously classified as operating activities. This guidance was effective for annual and interim periods beginning after December 15, 2016 (first quarter of fiscal 2018 for us), with early adoption permitted. In the first quarter of fiscal 2017, we adopted this guidance. At the beginning of fiscal 2019, we revised the presentation of "Net cash provided by operating activities" and "Net cash (used in) provided by financing activities" in the consolidated statement of cash flows for prior period to correct the presentation of “Taxes paid on vested restricted stock” and appropriately reflect such amounts as financing activities. The correction resulted in an increase of net cash provided by operating activities of $8.8 million and a decrease of net cash provided by financing activities of $8.8 million for the six months ended April 1, 2018. We assessed the materiality of these errors on our consolidated financial statements for prior periods and concluded that the amounts were not material to any prior interim or annual periods. We elected to revise the presentation for comparability purposes.

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

In November 2016, the FASB issued updated guidance which provides amendments to address the classification and presentation of changes in restricted cash in the statement of cash flows. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us). The adoption of this guidance had no material impact on our consolidated financial statements. We updated certain captions in our consolidated statements of cash flows to include restricted cash, which is reported in our "Prepaid expenses and other current assets" on the consolidated balance sheets.

In May 2017, the FASB issued updated guidance to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the updated guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes because of a change in terms or conditions. The guidance was effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 (first quarter of fiscal 2019 for us), on a prospective basis. The adoption of this guidance had no impact on our consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, considering other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. While most of the amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity in the notes or as a separate statement for each period for which a statement of comprehensive income is required to be filed. The new interim reconciliation of changes in stockholders’ equity is included herein as a separate statement. Additionally, we removed the disclosure on cash dividends paid per share from our consolidated statements of income.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations. Under the guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). Early adoption is permitted, and the standard must be adopted using a modified retrospective approach. In July 2018, the FASB issued updated guidance, which provides entities with an additional transition method to adopt the lease accounting guidance. Under the new transition method, an entity initially applies the new standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, if any. While we are currently evaluating the impact that this guidance will have on our consolidated financial statements, we currently expect that the adoption of the new guidance will result in a significant increase in the assets and liabilities on our consolidated balance sheets and will likely have no impact on our consolidated statements of income and cash flows.

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

Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue on claims is recognized only to the extent that contract costs related to the claims have been incurred and when it is probable that any significant revenue recognized related to the claim will not be reversed. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs. In some cases, contract retentions are withheld by clients until certain conditions are met or the project is completed, which may be several months or years. In these cases, we have not identified a significant financing component under ASC 606 as the timing difference in payment compared to delivery of obligations under the contract is not for purposes of financing.

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

We recognize revenue over time as the related performance obligation is satisfied by transferring control of a promised good or service to our customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects our judgment to faithfully depict the value of the services transferred to the customer. For certain on-call engineering or consulting and similar contracts, we recognize revenue in the amount which we have the right to invoice the customer if that amount corresponds directly with the value of our performance completed to date.

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Contract Types

Our services are performed under three principal types of contracts: fixed-price, time-and-materials and cost-plus. Customer payments on contracts are typically due within 60 days of billing, depending on the contract.

Fixed-Price. Under fixed-price contracts, clients pay us an agreed fixed-amount negotiated in advance for a specified scope of work.

Time-and-Materials. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs for materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Most of our time-and-material contracts are subject to maximum contract values, and also may include annual billing rate adjustment provisions.

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

Adoption

Upon adoption on October 1, 2018, under the modified retrospective method, we recorded a cumulative effect adjustment to decrease retained earnings by $2.8 million on October 1, 2018, as well as the following cumulative effect adjustments:

•	A decrease to contract assets of $5.0 million

•	A decrease to contract liabilities of $1.1 million

•	An increase to deferred tax assets of $1.1 million

The decrease in retained earnings primarily resulted from a change in the way we determine the unit of account for projects (i.e. performance obligations). Under previous guidance, we typically accounted for a contract as a single unit of revenue recognition. Upon adoption of ASC 606, we assess the nature of the promises in the contract and recognize revenue based on performance obligations within the respective contract or combined contract.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statements of income for the three and six months ended March 31, 2019:

	Three Months Ended			Six Months Ended
	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Revenue	$723,666	$(1,045)	$722,621	$1,438,894	$1,158	$1,440,052
Income from operations	48,590	(1,045)	47,545	102,098	1,158	103,256
Income tax benefit (expense)	11,317	246	11,563	1,061	(280)	781
Net income (loss) attributable to Tetra Tech	56,710	(799)	55,911	97,028	879	97,907

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated balance sheet as of March 31, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Assets
Accounts receivable - net	$634,972	$(5,375)	$629,597
Contract assets (1)	165,530	(7,612)	157,918
Deferred tax assets	29,461	1,120	30,581

Liabilities and equity
Contract liabilities (2)	$164,868	$(10,259)	$154,609
Income taxes payable	1,597	280	1,877

Equity (3)
Retained earnings	$1,028,724	$(1,888)	$1,026,836

(1) Previously included in "Account receivable - net".
(2) Previously presented as "Billings in excess of costs on uncompleted contracts".
(3) Includes $2.8 million of cumulative catch-up adjustment to retained earnings on October 1, 2018 upon adoption of ASC 606.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statement of cash flows for the six months ended March 31, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Cash flows from operating activities:
Net income	$97,097	$879	$97,976
Accounts receivable and contract assets	32,716	15,325	48,041
Contract liabilities	21,598	(16,484)	5,114
Income taxes receivable/payable	(4,231)	280	(3,951)
Net cash provided by operating activities	99,248	—	99,248

Contract Assets and Contract Liabilities

We invoice customers based on the contractual terms of each contract. However, the timing of revenue recognition may differ from the timing of invoice issuance.

As part of the adoption of ASC 606, contract assets have been bifurcated from billed and unbilled receivables. Contract assets represent revenue recognized in excess of the amounts for which we have the contractual right to bill our customers. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones or completion of a contract. In addition, many of our time and materials arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings.

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

	Balance at
	March 31, 2019	September 30, 2018
	(in thousands)
Contract assets	$157,918	$142,882
Contract liabilities	154,609	143,270
Net contract assets (liabilities)	$3,309	$(388)

We recognized $74.2 million of revenue during the first half of fiscal 2019 that was included in contract liabilities as of September 30, 2018. The amount of revenue recognized from changes in transaction price associated with performance obligations satisfied in prior periods during the first half of fiscal 2019 was not material. The change in transaction price primarily relates to reimbursement of costs incurred in prior periods.

We recognize revenue from contracts primarily utilizing the cost-to-cost measure of progress method, to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $2.8 million and $3.2 million for the second quarter and first half of fiscal 2019, respectively, compared to $0.7 million and $1.4 million for the prior-year periods in the Commercial/International Services Group ("CIG") segment. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of March 31, 2019 and September 30, 2018, our consolidated balance sheets included liabilities for anticipated losses of $11.7 million and $13.6 million, respectively. The estimated cost to complete the related contracts as of March 31, 2019 was $11.7 million.

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018

Client Sector
U.S. state and local government	$129,868	$104,905	$253,147	$256,659
U.S. federal government (1)	216,498	236,951	441,256	473,199
U.S. commercial	165,970	180,398	338,758	387,184
International (2)	210,285	178,008	406,891	342,968
Total	$722,621	$700,262	$1,440,052	$1,460,010

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 31, 2019 and April 1, 2018.

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands)
Contract Type
Fixed-price	$247,831	$224,878	$488,764	$460,298
Time-and-materials	345,626	333,590	682,163	710,362
Cost-plus	129,164	141,794	269,125	289,350
Total	$722,621	$700,262	$1,440,052	$1,460,010

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $2.8 billion of RUPOs as of March 31, 2019. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of March 31, 2019 over the following periods:

Amount
(in thousands)
Within 12 months	$1,807,078
Beyond	993,344
Total	$2,800,422

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

4.            Accounts Receivable - Net

Net accounts receivable consisted of the following:

	March 31, 2019	September 30, 2018
	(in thousands)
Billed	$439,480	$464,062
Unbilled	234,577	267,739
Total accounts receivable – gross	674,057	731,801
Allowance for doubtful accounts	(44,460)	(37,580)
Total accounts receivable – net	$629,597	$694,221

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at March 31, 2019 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect a client's ability to pay.

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

The total accounts receivable at both March 31, 2019 and September 30, 2018 included approximately $53 million and $74 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first half of fiscal 2019 (all in the second quarter), we recognized reductions of revenue of $4.8 million and $3.6 million and related losses in operating income of $5.9 million and $3.6 million in our RCM and CIG segments, respectively. We recorded no material gains or losses related to claims in the first half of fiscal 2018.

On U.S. federal government contracts, billed accounts receivable were $76.2 million and $81.5 million at March 31, 2019 and September 30, 2018, respectively. The total of unbilled receivables and contract assets were $101.9 million and $102.7 million at March 31, 2019 and September 30, 2018, respectively. Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 31, 2019 and September 30, 2018.

5.            Acquisitions and Divestitures

At the end of second quarter of fiscal 2019, we acquired eGlobalTech ("eGT"), a high-end information technology solutions, cloud migration, cybersecurity, and management consulting firm based in Arlington, Virginia. eGT is part of our Government Services Group ("GSG") segment. The fair value of the purchase price was $48.4 million. This amount was comprised of a $24.7 million promissory note issued to the sellers (which was subsequently paid in full in the third quarter of fiscal 2019), $2.6 million of payables related to estimated post-closing adjustments for net assets acquired, and $21.1 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

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

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to our fiscal 2018 acquisitions primarily represent the value of a workforce with distinct expertise in the sustainable infrastructure design market. The fiscal 2019 goodwill addition represents the value of a workforce with emerging technology and new techniques that incorporate artificial intelligence, data analytics and advanced cybersecurity solutions for government and commercial clients. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog, client relations and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from 1 to 10 years, and trade names with lives ranging from 3 to 5 years. For detailed information regarding our intangible assets, see Note 6, “Goodwill and Intangible Assets”.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities” and “Long-term contingent earn-out liabilities” on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the first half of fiscal 2019, we recorded an immaterial adjustment related to NDY contingent earn-out liability and reported the related loss in operating income. During the first half of fiscal 2018 (all in the second quarter), we recorded increases in our contingent earn-out liabilities related to Eco Logical Australia and Cornerstone Environmental Group and reported related losses in operating income totaling $1.9 million.

At March 31, 2019, there was a total potential maximum of $62.7 million of outstanding contingent consideration related to acquisitions.  Of this amount, $45.9 million was estimated as the fair value and accrued on our consolidated balance sheet.

6.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 30, 2018	$389,741	$409,079	$798,820
Acquisition activity	38,680	—	38,680
Translation and other	(1,751)	(8,073)	(9,824)
Balance at March 31, 2019	$426,670	$401,006	$827,676

The goodwill addition in GSG relates to our eGT acquisition completed in the second quarter of fiscal 2019. The purchase price allocation for this acquisition is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts above are presented net of any reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $444.4 million and $407.4 million at March 31, 2019 and September 30, 2018, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $498.9 million and $507.0 million at March 31, 2019 and September 30, 2018, respectively, excluding $97.9 million of accumulated impairment.

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

We estimate the fair value of all reporting units with a goodwill balance based on a comparison and weighting of the income approach (weighted 70%), specifically the discounted cash flow method, and the market approach (weighted 30%), which estimates the fair value of our reporting units based upon comparable market prices and recent transactions, and also validates the reasonableness of the multiples from the income approach. The resulting fair value is most sensitive to the assumptions we use in our discounted cash flow analysis. The assumptions that have the most significant impact on the fair value calculation are the reporting unit’s revenue growth rate and operating profit margin, and the discount rate used to convert future estimated cash flows to a single present value amount.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	March 31, 2019			September 30, 2018
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	—	$—	$—	$83	$(83)
Client relations	2.6	54,277	(48,733)	54,639	(46,449)
Backlog	0.8	25,042	(22,552)	23,371	(20,007)
Trade names	2.8	8,028	(4,364)	8,144	(3,575)
Total		$87,347	$(75,649)	$86,237	$(70,114)

Amortization expense for the three and six months ended March 31, 2019 was $2.2 million and $6.2 million, respectively, compared to $5.0 million and $9.7 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2019 and succeeding years is as follows:

Amount
(in thousands)
2019	$3,691
2020	4,295
2021	2,256
2022	1,026
2023	430
Total	$11,698

7.                                     Property and Equipment

Property and equipment consisted of the following:

	March 31, 2019	September 30, 2018
	(in thousands)
Equipment, furniture and fixtures	$133,593	$131,521
Leasehold improvements	31,915	31,430
Land and buildings	411	413
Total property and equipment	165,919	163,364
Accumulated depreciation	(124,259)	(120,086)
Property and equipment, net	$41,660	$43,278

The depreciation expense related to property and equipment was $4.2 million and $8.5 million for the three and six months ended March 31, 2019, respectively, compared to $5.1 million and $10.3 million for the prior-year periods.

8.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. In the first quarter of fiscal 2019, we expended the remaining $25 million under the previous program by repurchasing 430,559 shares through open market purchases at an average price of $58.06. In fiscal 2018, we repurchased through open market purchases under the previous program a total of 1,491,569 shares at an average price of $50.28 for a total cost of $75 million. In the second quarter of fiscal 2019, we repurchased through open market purchases under the new program a total of 449,055 shares at an average price of $55.67 for a total cost of $25 million.

The following table summarizes dividend declared and paid in the first half of fiscal 2019 and 2018:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid
(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
Total dividend paid as of March 31, 2019				$13,270

November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
Total dividend paid as of April 1, 2018				$11,172

Subsequent Event.  On April 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 31, 2019 to stockholders of record as of the close of business on May 15, 2019.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 31, 2019 was $4.1 million and $8.6 million, respectively, compared to $4.7 million and $8.7 million for the same periods last year. Most of these amounts were included in SG&A in our consolidated statements of income. There were no material stock compensation awards in the second quarter of fiscal 2019. In the first half of fiscal 2019, we awarded 89,816 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $80.41 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 176,491 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $66.11 per share on the award date. All of the executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$55,911	$28,725	$97,907	$74,759

Weighted-average common shares outstanding – basic	55,143	55,841	55,237	55,900
Effect of dilutive stock options and unvested restricted stock	842	832	924	925
Weighted-average common shares outstanding – diluted	55,985	56,673	56,161	56,825

Earnings per share attributable to Tetra Tech:
Basic	$1.01	$0.51	$1.77	$1.34
Diluted	$1.00	$0.51	$1.74	$1.32

For both the three and six months of fiscal 2019, 0.1 million options and restricted stock units were excluded from the calculation of dilutive potential common shares, compared to no options for the prior-year periods because the assumed proceeds per share exceeded the average market price per share during the periods. Therefore, their inclusion would have been anti-dilutive.

11.                                  Income Taxes

The effective tax rates for the first half of fiscal 2019 and 2018 were (0.8)% and 11.0%, respectively. The tax rates for fiscal 2019 and 2018 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. Based on our analysis of tax earnings and profits and tax deficits at the prescribed measurement dates, we have a cumulative net tax deficit and do not have any tax liability related to this tax. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for fiscal 2019 and subsequent fiscal years.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that would be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019 and recorded an additional deferred tax benefit of $2.6 million.

Valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances are primarily related to net operating loss and R&D credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Excluding the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first half of fiscal 2019 was 24.8% compared to 23.0% in first half of fiscal 2018.

We have completed our measurement of the tax effects of the TCJA with respect to the one-time revaluation of our deferred tax liabilities and the one-time transition tax on foreign earnings pursuant to Staff Accounting Bulletin No. 118 in the first quarter of fiscal 2019. The amounts recorded for these two items incorporate assumptions made based on our current interpretation of the TCJA and should not materially change.

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

As of March 31, 2019 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $12.1 million and $9.4 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

12.                               Reportable Segments

We manage our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we will continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") segment. As of March 31, 2019, there was no remaining backlog for RCM as the projects were complete.

GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster response and recovery planning services. GSG also provides engineering design services for municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

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

Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
	(in thousands)
Revenue
GSG	$417,526	$406,027	$829,497	$848,799
CIG	322,458	309,704	640,252	641,217
RCM	(4,645)	1,480	(3,192)	8,286
Elimination of inter-segment revenue	(12,718)	(16,949)	(26,505)	(38,292)
Total	$722,621	$700,262	$1,440,052	$1,460,010

Income from operations
GSG	$44,803	$34,177	$82,217	$73,302
CIG	20,869	18,400	47,968	39,693
RCM	(5,938)	(489)	(5,934)	(1,647)
Corporate (1)	(12,189)	(9,372)	(20,995)	(20,043)
Total	$47,545	$42,716	$103,256	$91,305

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	March 31, 2019	September 30, 2018
	(in thousands)
Total Assets
GSG	$524,796	$468,010
CIG	410,918	478,197
RCM	17,213	25,683
Corporate (1)	998,938	987,531
Total	$1,951,865	$1,959,421

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018). The carrying value of our long-term debt approximated fair value at March 31, 2019 and September 30, 2018. At March 31, 2019, we had borrowings of $243.8 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our consolidated balance sheets as accumulated other comprehensive income, and in our consolidated statements of income for those derivatives designated as fair value hedges.

In the fourth quarter of fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of March 31, 2019, the notional principal of our outstanding interest swap agreements was $243.8 million. The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023. At March 31, 2019 and September 30, 2018, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $5.5 million and $(1.3) million, respectively, of which we expect to reclassify $1.0 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	March 31, 2019	September 30, 2018
		(in thousands)
Interest rate swap agreements	Other current (liabilities) assets	$(5,530)	$1,244

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $(6.8) million for the first half of fiscal 2019 and was immaterial for the first half of fiscal 2018, respectively. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and reporting period activities for the three and six months ended March 31, 2019 and April 1, 2018 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at December 31, 2017	$(102,413)	$512	$(101,901)
Other comprehensive loss before reclassifications	(16,116)	(136)	(16,252)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	109	109
Net current-period other comprehensive loss	(16,116)	(27)	(16,143)
Balances at April 1, 2018	$(118,529)	$485	$(118,044)

Balances at December 30, 2018	$(151,936)	$(2,757)	$(154,693)
Other comprehensive loss before reclassifications	9,245	(2,504)	6,741
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(265)	(265)
Net current-period other comprehensive income (loss)	9,245	(2,769)	6,476
Balance at March 31, 2019	$(142,691)	$(5,526)	$(148,217)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive loss before reclassifications	(19,583)	(52)	(19,635)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	91	91
Net current-period other comprehensive (loss) income	(19,583)	39	(19,544)
Balances at April 1, 2018	$(118,529)	$485	$(118,044)

Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(14,089)	(6,287)	(20,376)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(491)	(491)
Net current-period other comprehensive loss	(14,089)	(6,778)	(20,867)
Balances at March 31, 2019	$(142,691)	$(5,526)	$(148,217)

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

On January 14, 2019, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading global provider of high-end consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development. We are a global company that leads with science and is renowned for our expertise in providing water-related solutions for public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, construction management, and operations and maintenance.

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

We derive income from fees for professional, technical, program management, and construction management services. As primarily a professional services company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. We provide services to a diverse base of U.S. state and local government, U.S. federal government, U.S. commercial, and international clients.

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Client Sector
U.S. state and local government	18.0%	15.0%	17.6%	17.6%
U.S. federal government (1)	29.9	33.8	30.6	32.4
U.S. commercial	23.0	25.8	23.5	26.5
International (2)	29.1	25.4	28.3	23.5
Total	100.0%	100.0%	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we continued to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM")

segment for the second quarter of fiscal 2019. As of March 31, 2019, there was no remaining backlog for RCM as the projects were complete.

Our reportable segments are as follows:

Government Services Group (“GSG”).  GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster response and recovery planning services. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

Commercial/International Services Group (“CIG”).  CIG primarily provides consulting and engineering services to U.S. commercial clients and international clients, both commercial and government. CIG supports commercial clients across the Fortune 500, oil and gas, energy utilities, manufacturing, aerospace, and mining markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), as well as Brazil and Chile.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Reportable Segment
GSG	57.8%	58.0%	57.6%	58.1%
CIG	44.6	44.2	44.4	43.9
RCM	(0.6)	0.2	(0.2)	0.6
Inter-segment elimination	(1.8)	(2.4)	(1.8)	(2.6)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Contract Type
Fixed-price	34.3%	32.1%	33.9%	31.5%
Time-and-materials	47.8	47.6	47.4	48.7
Cost-plus	17.9	20.3	18.7	19.8
Total	100.0%	100.0%	100.0%	100.0%

Under fixed-price contracts, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and also paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our control. We recognize revenue from contracts using the cost-to-cost measure of progress method to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first half of fiscal 2019, our revenue decreased 1.4% compared to the prior-year period. Our revenue for the first half of fiscal 2018 included $36.7 million of revenue from our non-core utility field services operations that was divested in the third quarter of fiscal 2018. In the second quarter of fiscal 2018, we acquired Norman Disney & Young ("NDY"), which contributed $21.6 million of revenue in the first quarter of fiscal 2019. Excluding the net impact from these transactions, our revenue was comparable to the same period last year.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 1.4% in the first half of fiscal 2019 compared to last-year period. Excluding the impact of RCM, our revenue increased 3.0% as we continue to experience broad-based growth in our U.S. state and local government project-related infrastructure revenue, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. The increase also includes higher revenue from disaster response and recovery planning activities. We expect our U.S. state and local government business to grow in fiscal 2019.

U.S. Federal Government.  Our U.S. federal government revenue decreased 6.8% in the first half of fiscal 2019 compared to the prior-year period. This decline primarily reflects disrupted activity due to the thirty-day partial U.S. government shutdown that commenced in late December 2018. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. Despite the recent shutdown, we anticipate modest revenue growth in U.S. federal government revenue in fiscal 2019; however, if there is another prolonged U.S. federal government shutdown, our U.S. federal government business could be adversely impacted.

U.S. Commercial.  Our U.S. commercial revenue decreased 12.5% in the first half of fiscal 2019 compared to the prior-year period. Excluding the reduction from the divestiture of our non-core utility field services operations, our U.S. commercial business decreased 3.6% in first half of fiscal 2019 compared to the same period last year. This decline reflects higher subcontractor activity in the first half of fiscal 2018. Also excluding subcontractor activity, our U.S. commercial business increased 2.8% in the first half of fiscal 2019 compared to the first half of last year. We expect our U.S. commercial revenue to grow in fiscal 2019, adjusted for the impact of the divestiture, primarily due to increased activities for industrial water treatment, environmental programs, and high performance buildings.

International.  Our international revenue increased 18.6% in the first half of fiscal 2019 compared to the prior-year period. Excluding the first quarter of fiscal 2019 contribution from NDY, our revenue grew 12.3% in the first half of fiscal 2019 compared to the same period last-year. The revenue growth reflects increased activity in Canada, particularly in Western Canada. Additionally, we experienced an improvement in our infrastructure work in Australia, New Zealand, and Asia-Pacific. We anticipate our total international revenue to grow in fiscal 2019.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 31, 2019	April 1, 2018	Change		March 31, 2019	April 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$722,621	$700,262	$22,359	3.2%	$1,440,052	$1,460,010	$(19,958)	(1.4)%
Subcontractor costs	(137,237)	(167,469)	30,232	18.1	(301,305)	(382,370)	81,065	21.2
Revenue, net of subcontractor costs (1)	585,384	532,793	52,591	9.9	1,138,747	1,077,640	61,107	5.7
Other costs of revenue	(488,913)	(441,368)	(47,545)	(10.8)	(943,592)	(892,070)	(51,522)	(5.8)
Gross profit	96,471	91,425	5,046	5.5	195,155	185,570	9,585	5.2
Selling, general and administrative expenses	(48,898)	(46,791)	(2,107)	(4.5)	(91,871)	(92,347)	476	0.5
Contingent consideration - fair value adjustments	(28)	(1,918)	1,890	98.5	(28)	(1,918)	1,890	98.5
Income from operations	47,545	42,716	4,829	11.3	103,256	91,305	11,951	13.1
Interest expense	(3,164)	(4,092)	928	22.7	(6,061)	(7,252)	1,191	16.4
Income before income tax benefit (expense)	44,381	38,624	5,757	14.9	97,195	84,053	13,142	15.6
Income tax benefit (expense)	11,563	(9,877)	21,440	217.1	781	(9,254)	10,035	108.4
Net income	55,944	28,747	27,197	94.6	97,976	74,799	23,177	31.0
Net income attributable to noncontrolling interests	(33)	(22)	(11)	(50.0)	(69)	(40)	(29)	(72.5)
Net income attributable to Tetra Tech	$55,911	$28,725	$27,186	94.6	$97,907	$74,759	$23,148	31.0
Diluted earnings per share	$1.00	$0.51	$0.49	96.1	$1.74	$1.32	$0.42	31.8

(1)     We believe that the presentation of “Revenue, net of subcontractor costs”, which is a non-U.S. GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees. While providing services, we routinely subcontract various services and, under certain U.S. Agency for International Development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. The grants are included as part of our subcontractor costs. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 24.0% and 29.0% for the first half of fiscal 2019 and 2018, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Six Months Ended
	March 31, 2019	April 1, 2018	Change		March 31, 2019	April 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$722,621	$700,262	$22,359	3.2%	$1,440,052	$1,460,010	$(19,958)	(1.4)%
RCM	4,645	(1,480)	6,125	NM	3,192	(8,286)	11,478	NM
Adjusted revenue	$727,266	$698,782	$28,484	4.1	$1,443,244	$1,451,724	$(8,480)	(0.6)

Revenue, net of subcontractor costs	$585,384	$532,793	$52,591	9.9	$1,138,747	$1,077,640	$61,107	5.7
RCM	4,741	(369)	5,110	NM	4,165	(1,521)	5,686	NM
Adjusted revenue, net of subcontractor costs	$590,125	$532,424	$57,701	10.8	$1,142,912	$1,076,119	$66,793	6.2

Income from operations	$47,545	$42,716	$4,829	11.3	$103,256	$91,305	$11,951	13.1
Contingent consideration - compensation	1,000	—	1,000	NM	1,000	—	1,000	NM
Contingent consideration - fair value adjustments	28	1,918	(1,890)	NM	28	1,918	(1,890)	NM
RCM	5,938	489	5,449	NM	5,934	1,647	4,287	NM
Adjusted income from operations	$54,511	$45,123	$9,388	20.8	$110,218	$94,870	$15,348	16.2

EPS	$1.00	$0.51	$0.49	96.1	$1.74	$1.32	$0.42	31.8%
Contingent consideration	0.01	0.03	(0.02)	NM	0.01	0.03	(0.02)	NM
RCM	0.08	—	0.08	NM	0.08	0.01	0.07	NM
Non-recurring tax benefits	(0.39)	—	(0.39)	NM	(0.43)	(0.18)	(0.25)	NM
Adjusted EPS	$0.70	$0.54	$0.16	29.6%	$1.40	$1.18	$0.22	18.6%

NM = not meaningful

Revenue increased $22.4 million, or 3.2%, in the second quarter and decreased $20.0 million, or 1.4%, in the first half of fiscal 2019 compared to the same periods last year. These year-over-year comparisons primarily reflect lower subcontractor use for disaster response and environmental remediation activities in both periods of fiscal 2019 compared to last year.

Revenue, net of subcontractor costs, and adjusted revenue, net of subcontractor costs, increased $52.6 million, or 9.9%, and $57.7 million, or 10.8%, respectively, in the second quarter of fiscal 2019 compared to the prior-year quarter. These increases reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to last year's second quarter. Overall, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $29.0 million, or 38.7%, in the second quarter of fiscal 2019 compared to the prior-year quarter. Additionally, in the second quarter of fiscal 2019, our international adjusted revenue, net of subcontractor costs, increased $34.6 million, or 23.2%, compared to last-year quarter, primarily due to increased oil and gas and infrastructure activity. These increases were partially offset by the impact of the third quarter fiscal 2018 divestiture of our non-core utility field services operations.

Revenue, net of subcontractor costs, and adjusted revenue, net of subcontractor costs, increased $61.1 million, or 5.7%, and $66.8 million, or 6.2%, respectively, in the first half of fiscal 2019 compared to the year-ago period. These increases reflect similar trends to the quarterly results described above. Our U.S. state and local government and international adjusted revenue, net of subcontractor costs, increased 13.9% and 23.0%, respectively, for the first six months of fiscal 2019 compared to the same period last year. These increases were also partially offset by the impact of the third quarter fiscal 2018 divestiture of our non-core utility field services operations.

Our operating income increased $4.8 million and $12.0 million in the second quarter and first half of fiscal 2019, respectively, compared to the prior-year periods. The loss from exited construction activities in our RCM segment was $5.9 million for both the second quarter and first six months of fiscal 2019 compared to losses of $0.5 million and $1.6 million in the same periods of fiscal 2018, respectively. Our RCM results are described below under "Remediation and Construction Management." Excluding RCM and non-operating contingent consideration losses, adjusted operating income increased $9.4 million, or 20.8%, and $15.3 million, or 16.2%, in the second quarter and first half of 2019, respectively, compared to the same periods last year. The increases in our adjusted operating income reflect improved results in both our GSG segment and CIG segment. GSG's operating income increased $10.6 million and $8.9 million in the second quarter and first six months of fiscal 2019, respectively, compared to the same periods last year. These results are described below under "Government Services Group." CIG's operating income increased $2.5 million and $8.3 million in the second quarter and first six months of fiscal 2019, respectively, compared to the same periods last year. These results are described below under "Commercial/International Services Group."

Interest expense, net was $3.2 million and $6.1 million in the second quarter and first half of fiscal 2019, compared to $4.1 million and $7.3 million in the prior-year periods, respectively. The decreases reflect reduced borrowings, partially offset by higher interest rates (primarily LIBOR).

The effective tax rates for the first half of fiscal 2019 and 2018 were (0.8)% and 11.0%, respectively. The tax rates for fiscal 2019 and 2018 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and will be 21% for fiscal 2019 and subsequent fiscal years.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that would be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019 and recorded an additional deferred tax benefit of $2.6 million. In addition, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances are related to net operating loss and R&D credit carryforwards and other temporary differences. Excluding the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first half of fiscal 2019 was 24.8% compared to 23.0% in first half of fiscal 2018.

Our EPS was $1.00 and $1.74 in the second quarter and first half of fiscal 2019, compared to $0.51 and $1.32 in last-year periods, respectively. On an adjusted basis, which excludes RCM results, contingent consideration adjustments, and non-recurring tax benefits, EPS was $0.70 and $1.40 in the second quarter and first half of fiscal 2019, compared to $0.54 and $1.18 in prior-year periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	March 31, 2019	April 1, 2018	Change		March 31, 2019	April 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$417,526	$406,027	$11,499	2.8%	$829,497	$848,799	$(19,302)	(2.3)%
Subcontractor costs	(101,485)	(115,463)	13,978	12.1	(210,175)	(248,269)	38,094	15.3
Revenue, net of subcontractor costs	$316,041	$290,564	$25,477	8.8	$619,322	$600,530	$18,792	3.1

Income from operations	$44,803	$34,177	$10,626	31.1	$82,217	$73,302	$8,915	12.2

Revenue and revenue, net of subcontractor costs, increased $11.5 million, or 2.8%, and $25.5 million, or 8.8%, respectively, in the second quarter of fiscal 2019 compared to the year-ago quarter. For the first half of fiscal 2019, revenue and revenue, net of subcontractor costs, decreased $19.3 million, or 2.3%, and increased $18.8 million, or 3.1%, respectively, compared to the year-ago period. The year-over-year revenue comparisons primarily reflect lower subcontractor use for disaster response activities in both periods of fiscal 2019 compared to last year. The increases in revenue, net of subcontractor costs, reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to last year's second quarter. Overall, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $22.9 million, or 35.5%, in the second quarter of fiscal 2019 and $17.0 million, or 11.4%, respectively, in the first six months of fiscal 2019 compared to the same periods of fiscal 2018.

Operating income increased $10.6 million in the second quarter and $8.9 million in the first half of fiscal 2019 compared to the same periods last year, primarily reflecting the higher U.S. state and local revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, increased to 13.3% in the first half of fiscal 2019 from 12.2% in the first half of last year.

Commercial/International Services Group

	Three Months Ended				Six Months Ended
	March 31, 2019	April 1, 2018	Change		March 31, 2019	April 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$322,458	$309,704	$12,754	4.1%	$640,252	$641,217	$(965)	(0.2)%
Subcontractor costs	(48,374)	(67,844)	19,470	28.7	(116,662)	(165,628)	48,966	29.6
Revenue, net of subcontractor costs	$274,084	$241,860	$32,224	13.3	$523,590	$475,589	$48,001	10.1

Income from operations	$20,869	$18,400	$2,469	13.4	$47,968	$39,693	$8,275	20.8

Revenue and revenue, net of subcontractor costs, increased $12.8 million, or 4.1%, and $32.2 million, or 13.3%, respectively, in the second quarter of fiscal 2019 compared to the year-ago quarter. For the first half of fiscal 2019, revenue and revenue, net of subcontractor costs, decreased $1.0 million, or 0.2%, and increased $48.0 million, or 10.1%, respectively, compared to the year-ago period. These amounts include the aforementioned contribution from our NDY acquisition. In addition, these year-over-year comparisons were impacted by the divestiture of our non-core utility field services operations in the third quarter of fiscal 2018. Excluding the net impact of the acquisition/divestiture, revenue increased 10.2% and 2.3% in the second quarter and first half of fiscal 2019, respectively, compared to the same periods last year. On the same basis, revenue, net of subcontractor costs, increased 19.9% and 11.9% in the second quarter and first half of fiscal 2019, respectively, compared to the same periods last year. These increases primarily reflect increased international revenue, particularly for oil and gas and infrastructure activities in Western Canada.

Operating income increased $2.5 million and $8.3 million in the second quarter and first six months of fiscal 2019, respectively, compared to the same periods in fiscal 2018 reflecting the higher revenue, net of subcontractor costs. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 9.2% in the first half of fiscal 2019 from 8.3% in the first half of last year. Operating income in the second quarter of fiscal 2019 included a loss of $3.6 million for the settlement of a claim related to a project that was completed in fiscal 2017. Excluding this charge from a prior-year project, our operating margin in the first half of fiscal 2019 was 9.8%.

Remediation and Construction Management

	Three Months Ended				Six Months Ended
	March 31, 2019	April 1, 2018	Change		March 31, 2019	April 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$(4,645)	$1,480	$(6,125)	(413.9)%	$(3,192)	$8,286	$(11,478)	(138.5)%
Subcontractor costs	(96)	(1,111)	1,015	91.4	(973)	(6,765)	5,792	85.6
Revenue, net of subcontractor costs	$(4,741)	$369	$(5,110)	(1,384.8)	$(4,165)	$1,521	$(5,686)	(373.8)

Loss from operations	$(5,938)	$(489)	$(5,449)	(1,114.3)	$(5,934)	$(1,647)	$(4,287)	(260.3)

RCM's projects were substantially complete at the end of fiscal 2018. The revenue of $(4.6) million and $(3.2) million in the second quarter and first half of fiscal 2019, respectively, reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed last year. We recorded no material gains or losses related to claims in the first half of fiscal 2018.

ASC 606

Prior to the adoption of Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and the related disclosures of remaining unsatisfied performance obligations ("RUPOs"), we had reported backlog on a quarterly basis. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. RUPOs differ from our backlog.

The following table provides a reconciliation between RUPOs and backlog as of March 31, 2019:

Amount
(in thousands)
RUPOs	$2,800,422
Items impacting comparability:
Contract term	13,655
Backlog	$2,814,077

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.  On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. In the first half of fiscal 2019, we expended the remaining $25 million under the previous stock purchase program and an additional $25 million under the new program. As a result, we have $175 million of stock purchase authorization remaining as of March 31, 2019.

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

Subsequent Event.  On April 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on May 31, 2019 to stockholders of record as of the close of business on May 15, 2019.

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

Cash and Cash Equivalents.  As of March 31, 2019, cash and cash equivalents were $130.7 million, a decrease of $15.5 million compared to the fiscal 2018 year-end. The decrease resulted from net cash used in financing and investing activities including net repayments on long-term debt, share repurchases, dividends, contingent earn-out and capital expenditures. The net cash used in these activities was largely offset by net cash provided by operating activities.

Operating Activities.  For the first half of fiscal 2019, net cash provided by operating activities was $99.2 million, an increase of $75.7 million compared to the prior-year period. The increase resulted from cash collections from accounts receivable including settlement payments on claims in the first half of fiscal 2019.

Investing Activities.  For the first half of fiscal 2019, net cash used in investing activities was $3.4 million, a decrease of $64.0 million compared to the year-ago period, due to the acquisitions of Glumac and NDY in the prior year.

Subsequent Event.  In April 2019, we used cash of approximately $40 million for acquisition activities.

Financing Activities.  For the first half of fiscal 2019, net cash used in financing activities was $110.7 million, compared to net cash provided by financing activities of $59.0 million in the prior-year period. The related decrease in cash was primarily due to higher net repayments of long-term debt of $151.3 million and increased contingent earn-out payments of $10.2 million in the first half of fiscal 2019, compared to the same period last year.

Debt Financing. On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1 billion that will mature in July 2023. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”), a $450 million revolving credit facility (the “Amended Revolving Credit Facility”), and a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

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

As of March 31, 2019, we had $243.8 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $243.8 million under the Term Loan Facility and no borrowings outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.67% per annum. In addition, we had $0.9 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending March 31, 2019 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.95%. At March 31, 2019, we had $449.1 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

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

At March 31, 2019, we were in compliance with these covenants with a consolidated leverage ratio of 1.16x and a consolidated interest coverage ratio of 17.4x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $23.1 million, of which $4.0 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2020 and is secured by a parent guarantee. At March 31, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$5.9 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2019:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	$6,654	December 14, 2018
January 28, 2019	$0.12	February 13, 2019	$6,616	February 28, 2019
April 29, 2019	$0.15	May 15, 2019	N/A	May 31, 2019

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

As of March 31, 2019 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $12.1 million and $9.4 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 31, 2019, we had $0.9 million in standby letters of credit outstanding under our Amended Credit Agreement,

$23.1 million in standby letters of credit outstanding under our additional letter of credit facilities and $5.9 million of bank guarantees under our Australian facility.

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

Financial Market Risks

We do not enter derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollar.

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At March 31, 2019, we had borrowings outstanding under the Credit Agreement of $243.8 million at a year-to-date weighted-average interest rate of 3.67% per annum.

In August 2018, we entered five interest rate swaps with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at March 31, 2019, was 3.95%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first half of fiscal 2019 and 2018. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first half of fiscal 2019 and 2018, 28.3% and 23.5% of our consolidated revenue, respectively, was generated by our international business. For the six-month periods ended March 31, 2019 and April 1, 2018, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $14.1 million and $19.6 million, respectively. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 14, 2019, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

Anticipated future prices for natural gas and crude oil are a primary factor affecting spending by our customers. Lower prices or volatility in prices for oil and natural gas typically decrease spending, which can cause rapid and material declines in demand for our services and in the prices, we are able to charge for our services. Worldwide political, economic, military and terrorist events, as well as natural disasters and other factors beyond our control, contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future.

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

In the second quarter of fiscal 2019, we generated 29.1% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In the second quarter of fiscal 2019, we generated 47.9% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

•	changes in and delays or cancellations of government programs, requirements or appropriations;

•	budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

•	re-competes of government contracts;

•	the timing and amount of tax revenue received by federal, and state and local governments, and the overall level of government expenditures;

•	curtailment in the use of government contracting firms;

•	delays associated with insufficient numbers of government staff to oversee contracts;

•	the increasing preference by government agencies for contracting with small and disadvantaged businesses;

•	competing political priorities and changes in the political climate regarding the funding or operation of the services we provide;

•	the adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with Federal Acquisition Regulation ('FAR"), the Truth in Negotiations Act, Cost Accounting Standards ("CAS"), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the DoD security regulations, as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the second quarter of fiscal 2019, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of March 31, 2019, our goodwill was $827.7 million and other intangible assets were $11.7 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first six months of fiscal 2019.

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

•
unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated, and realization is probable;

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

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. Specifically, our fixed-price contracts could increase the unpredictability of our earnings.

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

Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all of the costs we incur.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at March 31, 2019 included approximately $53 million related to such claims.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue certain projects, which could adversely affect our profitability.

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

Our backlog at March 31, 2019 was $2.8 billion, an increase of $150.3 million, or 5.6%, compared to the end of fiscal 2018. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Our industry is highly competitive, and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

We are engaged in a highly competitive business. The markets we serve are highly fragmented and we compete with many regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies according to certain markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. The degree and type of competition we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. This competitive environment could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness and win bids for future projects, our market share, revenue, and profits will decline.

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

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Our inability to obtain adequate bonding could have a material adverse effect on our future revenue and business prospects.

Certain clients require bid bonds, and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a certain project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain U.S. federal or state government contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the payment and performance obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that can negatively affect the insurance and bonding markets, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenue and business prospects.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. As of September 30, 2018, we repurchased through open market purchases a total of 3,757,966 shares at an average price of $46.57 for a total cost of $175.0 million. In the first six months of fiscal 2019, we also repurchased through open market purchases a total of 879,614 shares at an average price of $56.84 for a total cost of $50.0 million under this program.

A summary of the repurchase activity for the six months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2018 – October 28, 2018	—	$—	—	$225,000,591
October 29, 2018 – November 25, 2018	85,938	65.97	85,938	219,331,078
November 26, 2018 – December 30, 2018	344,621	56.09	344,621	200,000,634
December 31, 2018 - January 27, 2019	128,657	52.23	128,657	193,281,097
January 28, 2019 - February 24, 2019	145,703	54.76	145,703	185,301,729
February 25, 2019 - March 31, 2019	174,695	58.97	174,695	175,000,645

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)