Form 10-Q
period 2019-06-30
TETRA TECH INC
filed 2019-08-02
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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
Yes ☐   No  ☒

As of July 22, 2019, 54,648,635 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	June 30, 2019	September 30, 2018
Current assets:
Cash and cash equivalents	$111,231	$146,185
Accounts receivable – net	728,999	694,221
Contract assets	145,672	142,882
Prepaid expenses and other current assets	123,816	56,003
Income taxes receivable	6,756	11,089
Total current assets	1,116,474	1,050,380

Property and equipment – net	40,072	43,278
Investments in unconsolidated joint ventures	7,655	3,370
Goodwill	851,621	798,820
Intangible assets – net	10,438	16,123
Deferred tax assets	30,572	8,607
Other long-term assets	39,591	38,843
Total assets	$2,096,423	$1,959,421

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179,197	$160,222
Accrued compensation	160,777	180,153
Contract liabilities	147,549	143,270
Income taxes payable	56	8,272
Current portion of long-term debt	12,526	12,599
Current contingent earn-out liabilities	21,479	13,633
Other current liabilities	125,313	99,944
Total current liabilities	646,897	618,093

Deferred tax liabilities	24,890	30,166
Long-term debt	324,074	264,712
Long-term contingent earn-out liabilities	30,844	21,657
Other long-term liabilities	53,925	57,693

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 30, 2019 and September 30, 2018	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,714 and 55,349 shares at June 30, 2019 and September 30, 2018, respectively	547	553
Additional paid-in capital	94,292	148,803
Accumulated other comprehensive loss	(147,078)	(127,350)
Retained earnings	1,067,851	944,965
Tetra Tech stockholders’ equity	1,015,612	966,971
Noncontrolling interests	181	129
Total stockholders' equity	1,015,793	967,100
Total liabilities and stockholders' equity	$2,096,423	$1,959,421
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$825,793	$764,795	$2,265,846	$2,224,805
Subcontractor costs	(202,597)	(194,443)	(503,902)	(576,813)
Other costs of revenue	(505,209)	(460,758)	(1,448,803)	(1,352,827)
Gross profit	117,987	109,594	313,141	295,165
Selling, general and administrative expenses	(53,146)	(53,906)	(145,016)	(146,254)
Contingent consideration – fair value adjustments	—	(192)	(28)	(2,110)
Income from operations	64,841	55,496	168,097	146,801
Interest expense	(3,546)	(4,345)	(9,607)	(11,597)
Income before income tax expense	61,295	51,151	158,490	135,204
Income tax expense	(12,044)	(17,806)	(11,263)	(27,060)
Net income	49,251	33,345	147,227	108,144
Net income attributable to noncontrolling interests	(18)	(23)	(86)	(62)
Net income attributable to Tetra Tech	$49,233	$33,322	$147,141	$108,082
Earnings per share attributable to Tetra Tech:
Basic	$0.90	$0.60	$2.67	$1.94
Diluted	$0.88	$0.59	$2.63	$1.91
Weighted-average common shares outstanding:
Basic	54,819	55,537	55,101	55,780
Diluted	55,768	56,390	56,034	56,681

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$49,251	$33,345	$147,227	$108,144

Other comprehensive income, net of tax
Foreign currency translation adjustments	5,428	(13,209)	(8,661)	(32,792)
Loss on cash flow hedge valuations	(4,289)	(485)	(11,067)	(446)
Other comprehensive income (loss) attributable to Tetra Tech	1,139	(13,694)	(19,728)	(33,238)
Other comprehensive income (loss) attributable to noncontrolling interests	3	(2)	242	(10)
Comprehensive income	$50,393	$19,649	$127,741	$74,896

Comprehensive income attributable to Tetra Tech	$50,372	$19,628	$127,413	$74,844
Comprehensive income attributable to noncontrolling interests	21	21	328	52
Comprehensive income	$50,393	$19,649	$127,741	$74,896

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Three Months Ended July 1, 2018 and June 30, 2019
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT APRIL 1, 2018	55,749	$557	$161,387	$(118,044)	$896,148	$940,048	$181	$940,229
Net income					33,322	33,322	23	33,345
Other comprehensive loss				(13,694)		(13,694)	(2)	(13,696)
Cash dividends of $0.12 per common share					(6,664)	(6,664)		(6,664)
Stock-based compensation			6,814			6,814		6,814
Restricted & performance shares released	(1)	1	(6)			(5)		(5)
Stock options exercised	56	—	1,258			1,258		1,258
Shares issued for Employee Stock Purchase Plan	—	—	14			14		14
Stock repurchases	(472)	(5)	(24,997)			(25,002)		(25,002)
BALANCE AT JULY 1, 2018	55,332	$553	$144,470	$(131,738)	$922,806	$936,091	$202	$936,293

BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,837	$990,446	$160	$990,606
Net income					49,233	49,233	18	49,251
Other comprehensive income				1,139		1,139	3	1,142
Cash dividends of $0.15 per common share					(8,219)	(8,219)		(8,219)
Stock-based compensation			4,122			4,122		4,122
Restricted & performance shares released	1	1	(34)			(33)		(33)
Stock options exercised	142	1	3,923			3,924		3,924
Stock repurchases	(376)	(4)	(24,996)			(25,000)		(25,000)
BALANCE AT JUNE 30, 2019	54,714	$547	$94,292	$(147,078)	$1,067,851	$1,015,612	$181	$1,015,793

Tetra Tech, Inc.
Consolidated Statements of Equity
Nine Months Ended July 1, 2018 and June 30, 2019
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2017	55,873	$559	$193,834	$(98,500)	$832,560	$928,453	$171	$928,624
Net income					108,082	108,082	62	108,144
Other comprehensive loss				(33,238)		(33,238)	(10)	(33,248)
Distributions paid to noncontrolling interests						—	(21)	(21)
Cash dividends of $0.32 per common share					(17,836)	(17,836)		(17,836)
Stock-based compensation			15,519			15,519		15,519
Restricted & performance shares released	272	3	(8,828)			(8,825)		(8,825)
Stock options exercised	537	5	13,191			13,196		13,196
Shares issued for Employee Stock Purchase Plan	142	1	5,739			5,740		5,740
Stock repurchases	(1,492)	(15)	(74,985)			(75,000)		(75,000)
BALANCE AT JULY 1, 2018	55,332	$553	$144,470	$(131,738)	$922,806	$936,091	$202	$936,293

BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Net income					147,141	147,141	86	147,227
Other comprehensive income (loss)				(19,728)		(19,728)	242	(19,486)
Distributions paid to noncontrolling interests						—	(276)	(276)
Cash dividends of $0.39 per common share					(21,489)	(21,489)		(21,489)
Stock-based compensation			12,717			12,717		12,717
Restricted & performance shares released	180	2	(6,842)			(6,840)		(6,840)
Stock options exercised	293	3	7,756			7,759		7,759
Shares issued for Employee Stock Purchase Plan	148	2	6,845			6,847		6,847
Stock repurchases	(1,256)	(13)	(74,987)			(75,000)		(75,000)
Cumulative effect of accounting changes					(2,766)	(2,766)		(2,766)
BALANCE AT JUNE 30, 2019	54,714	$547	$94,292	$(147,078)	$1,067,851	$1,015,612	$181	$1,015,793

For certain items, the sum of the quarterly information above does not equal the year to date amounts reflected throughout this Form 10-Q due to rounding associated with the calculations on an individual quarter basis. These differences are not material to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$147,227	$108,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,293	30,592
Equity in income of unconsolidated joint ventures, net of distributions	(666)	97
Amortization of stock-based awards	12,717	15,519
Deferred income taxes	(26,146)	(8,266)
Provision for doubtful accounts	16,489	5,841
Fair value adjustments to contingent consideration	28	2,110
Loss (gain) on sale of property and equipment	(278)	1,938
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(41,299)	(58,713)
Prepaid expenses and other assets	(13,076)	(20,539)
Accounts payable	16,865	(44,279)
Accrued compensation	(25,540)	(7,300)
Contract liabilities	(1,946)	35,666
Other liabilities	12,630	16,611
Income taxes receivable/payable	(4,913)	(1,149)
Net cash provided by operating activities	113,385	76,272

Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(35,884)	(65,901)
Capital expenditures	(9,999)	(6,346)
Proceeds from sale of divested business	—	36,250
Proceeds from sale of property and equipment	1,226	3,145
Net cash used in investing activities	(44,657)	(32,852)

Cash flows from financing activities:
Proceeds from borrowings	325,685	293,756
Repayments on long-term debt	(265,982)	(217,259)
Repurchases of common stock	(75,000)	(75,000)
Taxes paid on vested restricted stock	(6,836)	(8,825)
Stock options exercised	7,759	13,200
Dividends paid	(21,489)	(17,836)
Payments of contingent earn-out liabilities	(11,443)	(854)
Net cash used in financing activities	(47,306)	(12,818)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(512)	(6,548)

Net increase in cash, cash equivalents and restricted cash	20,910	24,054
Cash, cash equivalents and restricted cash at beginning of period	148,884	192,690
Cash, cash equivalents and restricted cash at end of period	$169,794	$216,744

Supplemental information:
Cash paid during the period for:
Interest	$9,426	$11,391
Income taxes, net of refunds received of $4.5 million and $0.5 million	$44,058	$36,620

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$111,231	$214,040
Restricted cash	58,563	2,704
Total cash, cash equivalents and restricted cash	$169,794	$216,744
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

In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. It also requires the presentation of employee taxes as financing activities on consolidated statements of cash flows, which was previously classified as operating activities. This guidance was effective for annual and interim periods beginning after December 15, 2016 (first quarter of fiscal 2018 for us), with early adoption permitted. In the first quarter of fiscal 2017, we adopted this guidance. At the beginning of fiscal 2019, we revised the presentation of "Net cash provided by operating activities" and "Net cash (used in) provided by financing activities" in the consolidated statement of cash flows for prior period to correct the presentation of “Taxes paid on vested restricted stock” and appropriately reflect such amounts as financing activities. The correction resulted in an increase of net cash provided by operating activities of $8.8 million and a decrease of net cash provided by financing activities of $8.8 million for the nine months ended July 1, 2018. We assessed the materiality of these errors on our consolidated financial statements for prior periods and concluded that the amounts were not material to any prior interim or annual periods. We elected to revise the presentation for comparability purposes.

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

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs indicates a loss, a provision for the entire estimated loss on the contract is made in the period in which the loss becomes evident.

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

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statements of income for the three and nine months ended June 30, 2019:

	Three Months Ended			Nine Months Ended
	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Revenue	$826,292	$(499)	$825,793	$2,265,186	$660	$2,265,846
Income from operations	65,340	(499)	64,841	167,437	660	168,097
Income tax expense	(12,142)	98	(12,044)	(11,081)	(182)	(11,263)
Net income attributable to Tetra Tech	49,634	(401)	49,233	146,663	478	147,141

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated balance sheet as of June 30, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Assets
Accounts receivable - net	$737,107	$(8,108)	$728,999
Contract assets (1)	147,947	(2,275)	145,672
Deferred tax assets	29,452	1,120	30,572

Liabilities and equity
Contract liabilities (2)	$154,704	$(7,155)	$147,549
Income taxes payable	(126)	182	56

Equity (3)
Retained earnings	$1,070,140	$(2,289)	$1,067,851

(1) Previously included in "Account receivable - net".
(2) Previously presented as "Billings in excess of costs on uncompleted contracts".
(3) Includes $2.8 million of cumulative catch-up adjustment to retained earnings on October 1, 2018 upon adoption of ASC 606.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statement of cash flows for the nine months ended June 30, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Cash flows from operating activities:
Net income	$146,749	$478	$147,227
Accounts receivable and contract assets	(54,018)	12,719	(41,299)
Contract liabilities	11,433	(13,379)	(1,946)
Income taxes receivable/payable	(5,095)	182	(4,913)
Net cash provided by operating activities	113,385	—	113,385

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

	Balance at
	June 30, 2019	September 30, 2018
	(in thousands)
Contract assets	$145,672	$142,882
Contract liabilities	147,549	143,270
Net contract liabilities	$(1,877)	$(388)

We recognized $83.7 million of revenue during the first nine months of fiscal 2019 that was included in contract liabilities as of September 30, 2018. The amount of revenue recognized from changes in transaction price associated with performance obligations satisfied in prior periods during the first nine months of fiscal 2019 was not material. The change in transaction price primarily relates to reimbursement of costs incurred in prior periods.

We recognize revenue from contracts primarily utilizing the cost-to-cost measure of progress method, to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $8.2 million and $5.0 million for the third quarter and first nine months of fiscal 2019, respectively, compared to net unfavorable operating income adjustments of $1.0 million and $2.4 million for the prior-year periods. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of June 30, 2019 and September 30, 2018, our consolidated balance sheets included liabilities for anticipated losses of $11.9 million and $13.6 million, respectively. The estimated cost to complete the related contracts as of June 30, 2019 was $15.4 million.

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Client Sector
U.S. state and local government	$172,148	$103,169	$425,296	$359,828
U.S. federal government (1)	245,723	245,982	686,979	719,181
U.S. commercial	194,980	208,507	533,738	595,691
International (2)	212,942	207,137	619,833	550,105
Total	$825,793	$764,795	$2,265,846	$2,224,805

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 30, 2019 and July 1, 2018.

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Contract Type
Fixed-price	$271,287	$270,565	$760,051	$730,863
Time-and-materials	419,564	351,436	1,101,728	1,061,798
Cost-plus	134,942	142,794	404,067	432,144
Total	$825,793	$764,795	$2,265,846	$2,224,805

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $2.8 billion of RUPOs as of June 30, 2019. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of June 30, 2019 over the following periods:

Amount
(in thousands)
Within 12 months	$1,785,894
Beyond	1,035,738
Total	$2,821,632

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

4.            Accounts Receivable - Net

Net accounts receivable consisted of the following:

	June 30, 2019	September 30, 2018
	(in thousands)
Billed	$486,074	$464,062
Unbilled	293,447	267,739
Total accounts receivable – gross	779,521	731,801
Allowance for doubtful accounts	(50,522)	(37,580)
Total accounts receivable – net	$728,999	$694,221

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at June 30, 2019 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect a client's ability to pay.

Once contract performance is underway, we may experience changes in conditions, client requirements, specifications, designs, materials and expectations regarding the period of performance. Such changes result in change orders and may be initiated by us or by our clients. In many cases, agreement with the client as to the terms of change orders is reached prior to work commencing; however, sometimes circumstances require that work progress without a definitive client agreement. Revenue and any corresponding receivable in these cases are recognized based on the policy described in Note 3, "Revenue Recognition" above.

The total accounts receivable at both June 30, 2019 and September 30, 2018 included approximately $50 million and $74 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In the third quarter of fiscal 2019, we recognized reductions of revenue and related losses in operating income of $0.6 million in our Commercial/International Services Group ("CIG") segment. In the first nine months of fiscal 2019, we recognized reductions of revenue of $4.8 million and $4.2 million and related losses in operating income of $5.9 million and $4.2 million in our Remediation and Construction Management ("RCM") and CIG segments, respectively. We recorded no material gains or losses related to claims in the first nine months of fiscal 2018.

On U.S. federal government contracts, billed accounts receivable were $74.1 million and $81.5 million at June 30, 2019 and September 30, 2018, respectively. The total of unbilled receivables and contract assets were $101.2 million and $102.7 million at June 30, 2019 and September 30, 2018, respectively. Other than the U.S. federal, state and local governments, no single client accounted for more than 10% of our accounts receivable at June 30, 2019 and September 30, 2018.

5.            Acquisitions and Divestitures

On May 20, 2019, we announced our intent to make an all cash offer to acquire all the outstanding shares of WYG plc ("WYG"), a publicly traded company on the London Stock Exchange for 55 pence per share, which was unanimously recommended by its board. WYG employs approximately 1,600 staff primarily in the United Kingdom and Europe, delivering consulting and engineering solutions for complex projects across key service areas including planning, water and environment, transport, infrastructure, the built environment, architecture, urban design, surveying, asset management, program management, and international development. The transaction was to be affected using a court sanctioned scheme of arrangement between WYG and its shareholders, and was subject to certain regulatory approvals, and approval by WYG shareholders. In connection with this transaction, we funded $55 million to an escrow account to be used for the purchase of the outstanding shares of WYG, and recorded it to restricted cash, which is part of "Prepaid expenses and other current assets" on our consolidated balance sheet as of June 30, 2019.

Subsequent Event. On July 5, 2019, the court sanctioned scheme of arrangement between WYG and its shareholders was approved, with the acquisition being effective July 9, 2019. The aforementioned $55 million of restricted cash established for the acquisition of WYG was released to the WYG shareholders in July 2019. We also assumed WYG net debt of $12 million at closing for total consideration of approximately $67 million. Since WYG was a public company, this acquisition did not include an earn-out.

At the end of second quarter of fiscal 2019, we acquired eGlobalTech ("EGT"), a high-end information technology solutions, cloud migration, cybersecurity, and management consulting firm based in Arlington, Virginia. EGT is part of our Government Services Group ("GSG") segment. The fair value of the purchase price was $48.4 million. This amount was comprised of a $24.7 million promissory note issued to the sellers (which was subsequently paid in full in the third quarter of fiscal 2019), $2.6 million of payables related to estimated post-closing adjustments for net assets acquired, and $21.1 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition. We also completed a small acquisition in the third quarter of fiscal 2019.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the first nine months of fiscal 2019, we recorded an immaterial adjustment related to our contingent earn-out liabilities and reported the related loss in operating income. For the third quarter and first nine months of fiscal 2018 (substantially all in the second quarter), we recorded increases in our contingent earn-out liabilities related to Eco Logical Australia and Cornerstone Environmental Group and reported related losses in operating income totaling $0.2 million and $2.1 million, respectively.

At June 30, 2019, there was a total potential maximum of $74.1 million of outstanding contingent consideration related to acquisitions.  Of this amount, $52.3 million was estimated as the fair value and accrued on our consolidated balance sheet.

6.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 30, 2018	$389,741	$409,079	$798,820
Acquisition activity	38,680	20,078	58,758
Translation and other	(581)	(5,376)	(5,957)
Balance at June 30, 2019	$427,840	$423,781	$851,621

During the first nine months of fiscal 2019, we recorded goodwill additions as a result of our recent acquisitions. The purchase price allocation for these acquisitions are preliminary and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts above are presented net of any reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $445.5 million and $407.4 million at June 30, 2019 and September 30, 2018, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $521.7 million and $507.0 million at June 30, 2019 and September 30, 2018, respectively, excluding $97.9 million of accumulated impairment.

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

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets - net” on our consolidated balance sheets, were as follows:

	June 30, 2019			September 30, 2018
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	—	$—	$—	$83	$(83)
Client relations	2.5	54,483	(49,791)	54,639	(46,449)
Backlog	0.7	26,075	(23,623)	23,371	(20,007)
Trade names	2.6	7,956	(4,662)	8,144	(3,575)
Total		$88,514	$(78,076)	$86,237	$(70,114)

Amortization expense for the three and nine months ended June 30, 2019 was $2.4 million and $8.6 million, respectively, compared to $5.2 million and $14.9 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2019 and succeeding years is as follows:

Amount
(in thousands)
2019	$1,873
2020	4,871
2021	2,246
2022	1,020
2023	428
Total	$10,438

7.                                     Property and Equipment

Property and equipment consisted of the following:

	June 30, 2019	September 30, 2018
	(in thousands)
Equipment, furniture and fixtures	$131,773	$131,521
Leasehold improvements	33,274	31,430
Land and buildings	381	413
Total property and equipment	165,428	163,364
Accumulated depreciation	(125,356)	(120,086)
Property and equipment, net	$40,072	$43,278

The depreciation expense related to property and equipment was $4.2 million and $12.7 million for the three and nine months ended June 30, 2019, respectively, compared to $4.9 million and $15.1 million for the prior-year periods.

8.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. In the first quarter of fiscal 2019, we expended the remaining $25 million under the previous program by repurchasing 430,559 shares through open market purchases at an average price of $58.06. In fiscal 2018, we repurchased through open market purchases under the previous program a total of 1,491,569 shares at an average price of $50.28 for a total cost of $75 million. In the second and third quarters of fiscal 2019, we repurchased through open market purchases under the new program a total of 824,969 shares at an average price of $60.61 for a total cost of $50 million.

The following table summarizes dividend declared and paid in the first nine months of fiscal 2019 and 2018:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid
(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
April 29, 2019	$0.15	May 15, 2019	May 31, 2019	8,219
Total dividend paid as of June 30, 2019				$21,489

November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
April 30, 2018	$0.12	May 16, 2018	June 1, 2018	6,664
Total dividend paid as of July 1, 2018				$17,836

Subsequent Event.  On July 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 30, 2019 to stockholders of record as of the close of business on August 14, 2019.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 30, 2019 was $4.1 million and $12.7 million, respectively, compared to $6.8 million and $15.5 million for the same periods last year. Most of these amounts were included in SG&A in our consolidated statements of income. There were no material stock compensation awards in the third quarter of fiscal 2019. In the first nine months of fiscal 2019, we awarded 89,816 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $80.41 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our total shareholder return relative to a peer group of companies and a stock market index over the vesting period. Additionally, we awarded 177,478 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $66.10 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$49,233	$33,322	$147,141	$108,082

Weighted-average common shares outstanding – basic	54,819	55,537	55,101	55,780
Effect of dilutive stock options and unvested restricted stock	949	853	933	901
Weighted-average common shares outstanding – diluted	55,768	56,390	56,034	56,681

Earnings per share attributable to Tetra Tech:
Basic	$0.90	$0.60	$2.67	$1.94
Diluted	$0.88	$0.59	$2.63	$1.91

11.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2019 and 2018 were 7.1% and 20.0%, respectively. The tax rates for fiscal 2019 and 2018 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income (“GILTI”) tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. In the third quarter of fiscal 2019, we finalized our fiscal 2018 U.S. federal tax return and recorded a $2.4 million tax expense with respect to the one-time transition tax on foreign earnings. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and is 21% for fiscal 2019 and subsequent fiscal years.

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

Valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and R&D credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. In the third quarter of fiscal 2019, certain state tax examinations were completed that resulted in a $1.0 million tax benefit. Excluding the net deferred tax benefits from the TCJA and the other discrete items described above, our effective tax rate in the first nine months of fiscal 2019 was 23.4% compared to 25.0% in first nine months of fiscal 2018.

With respect to the GILTI provisions of the TCJA, we have analyzed our structure and expected global results of operations and do not expect to have any material adjustment related to potential GILTI tax in our consolidated financial statements. The U.S. Department of the Treasury and the IRS have released final, temporary and proposed GILTI regulations in June 2019, which have been considered in our calculations. Because of the complexity of the new GILTI tax rules, we will continue to evaluate the impact of this provision, new Treasury regulations and the application of Accounting Standards Codification 740, Income Taxes.

As of June 30, 2019 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $12.3 million and $9.4 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

12.                               Reportable Segments

We manage our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the RCM segment. As of June 30, 2019, there was no remaining backlog for RCM as the projects were complete.

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

Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Revenue
GSG	$491,989	$423,912	$1,321,486	$1,272,712
CIG	347,757	352,631	988,009	993,849
RCM	329	3,336	(2,862)	11,622
Elimination of inter-segment revenue	(14,282)	(15,084)	(40,787)	(53,378)
Total	$825,793	$764,795	$2,265,846	$2,224,805

Income from operations
GSG	$52,487	$44,372	$134,704	$117,674
CIG	27,025	27,892	74,994	67,585
RCM	3	(485)	(5,931)	(2,132)
Corporate (1)	(14,674)	(16,283)	(35,670)	(36,326)
Total	$64,841	$55,496	$168,097	$146,801

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	June 30, 2019	September 30, 2018
	(in thousands)
Total Assets
GSG	$629,594	$468,010
CIG	447,761	478,197
RCM	15,886	25,683
Corporate (1)	1,003,182	987,531
Total	$2,096,423	$1,959,421

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018). The carrying value of our long-term debt approximated fair value at June 30, 2019 and September 30, 2018. At June 30, 2019, we had borrowings of $336.5 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In the fourth quarter of fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of June 30, 2019, the notional principal of our outstanding interest swap agreements was $240.6 million. The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023. At June 30, 2019 and September 30, 2018, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(9.8) million and $1.3 million, respectively, of which we expect to reclassify $2.2 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	June 30, 2019	September 30, 2018
		(in thousands)
Interest rate swap agreements	Other current (liabilities) assets	$(9,820)	$1,244

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive loss was $11.1 million for the first nine months of fiscal 2019 and was immaterial for the same period last year. Additionally, there were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and reporting period activities for the three and nine months ended June 30, 2019 and July 1, 2018 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Gain (Loss)
	(in thousands)
Balances at April 1, 2018	$(118,529)	$485	$(118,044)
Other comprehensive loss before reclassifications	(13,209)	(179)	(13,388)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(306)	(306)
Net current-period other comprehensive loss	(13,209)	(485)	(13,694)
Balances at July 1, 2018	$(131,738)	$—	$(131,738)

Balances at March 31, 2019	$(142,691)	$(5,526)	$(148,217)
Other comprehensive income (loss) before reclassifications	5,428	(4,097)	1,331
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(192)	(192)
Net current-period other comprehensive income (loss)	5,428	(4,289)	1,139
Balance at June 30, 2019	$(137,263)	$(9,815)	$(147,078)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive loss before reclassifications	(32,792)	(231)	(33,023)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(215)	(215)
Net current-period other comprehensive loss	(32,792)	(446)	(33,238)
Balances at July 1, 2018	$(131,738)	$—	$(131,738)

Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(8,661)	(10,384)	(19,045)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(683)	(683)
Net current-period other comprehensive loss	(8,661)	(11,067)	(19,728)
Balances at June 30, 2019	$(137,263)	$(9,815)	$(147,078)

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

On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office ("USAO") filed an amended complaint in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Client Sector
U.S. state and local government	20.8%	13.5%	18.8%	16.2%
U.S. federal government (1)	29.8	32.2	30.2	32.3
U.S. commercial	23.6	27.2	23.6	26.8
International (2)	25.8	27.1	27.4	24.7
Total	100.0%	100.0%	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada and Australia, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and all international activities other than work for development agencies. Additionally, we continued to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM")

segment for the first nine months of fiscal 2019. As of June 30, 2019, there was no remaining backlog for RCM as the projects were complete.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Reportable Segment
GSG	59.6%	55.4%	58.3%	57.2%
CIG	42.1	46.1	43.6	44.7
RCM	—	0.5	(0.1)	0.5
Inter-segment elimination	(1.7)	(2.0)	(1.8)	(2.4)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Contract Type
Fixed-price	32.9%	35.4%	33.6%	32.9%
Time-and-materials	50.8	45.9	48.6	47.7
Cost-plus	16.3	18.7	17.8	19.4
Total	100.0%	100.0%	100.0%	100.0%

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first nine months of fiscal 2019, our revenue increased 1.8% compared to the prior-year period. Our revenue in the first nine months of fiscal 2019 included $42.4 million from acquisitions that have no comparable revenue in fiscal 2018. Our revenue for the first nine months of fiscal 2018 included $54.9 million of revenue from our non-core utility field services operations that were divested in the third quarter of fiscal 2018. Excluding the net impact from these transactions, our revenue increased 2.5% compared to the same period last year.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 18.2% in the nine first nine months of fiscal 2019 compared to the same period last year. Excluding the impact of RCM, our revenue increased 22.7% as we continue to experience broad-based growth in our U.S. state and local government project-related infrastructure revenue, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. The increase also includes higher revenue from disaster response and recovery planning activities. We expect our U.S. state and local government business to continue to grow in the remainder of fiscal 2019.

U.S. Federal Government.  Our U.S. federal government revenue decreased 4.5% in the first nine months of fiscal 2019 compared to the prior-year period. This decline primarily reflects disrupted activity due to the thirty-day partial U.S. government shutdown that commenced in late December 2018. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate modest revenue growth in U.S. federal government revenue in the remainder of fiscal 2019; however, if there is another prolonged U.S. federal government shutdown, our U.S. federal government business could be adversely impacted.

U.S. Commercial.  Our U.S. commercial revenue decreased 10.4% in the first nine months of fiscal 2019 compared to the prior-year period. Excluding the net impact of the aforementioned acquisitions/divestiture, our U.S. commercial business decreased 2.5% in first nine months of fiscal 2019 compared to the same period last year. This decline reflects higher subcontractor activity in the first nine months of fiscal 2018. Also excluding subcontractor activity, our U.S. commercial business increased 0.8% in the first nine months of fiscal 2019 compared to the first nine months of last year. We expect our U.S. commercial revenue to grow modestly in the remainder of fiscal 2019, primarily due to increased activities for industrial water treatment, environmental programs, renewable energy, and high-performance buildings.

International.  Our international revenue increased 12.7% in the first nine months of fiscal 2019 compared to the prior-year period. Excluding contributions from acquisitions with no comparable amount in fiscal 2018, our revenue grew 8.7% in the first nine months of fiscal 2019 compared to the same period last-year. The revenue growth primarily reflects increased activity in Canada. Additionally, we experienced an improvement in our infrastructure work in Australia, New Zealand, and Asia-Pacific. We anticipate our total international revenue to continue to grow in the remainder of fiscal 2019, but at a slower rate than during the first nine months of this year.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 30, 2019	July 1, 2018	Change		June 30, 2019	July 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$825,793	$764,795	$60,998	8.0%	$2,265,846	$2,224,805	$41,041	1.8%
Subcontractor costs	(202,597)	(194,443)	(8,154)	(4.2)	(503,902)	(576,813)	72,911	12.6
Revenue, net of subcontractor costs (1)	623,196	570,352	52,844	9.3	1,761,944	1,647,992	113,952	6.9
Other costs of revenue	(505,209)	(460,758)	(44,451)	(9.6)	(1,448,803)	(1,352,827)	(95,976)	(7.1)
Gross profit	117,987	109,594	8,393	7.7	313,141	295,165	17,976	6.1
Selling, general and administrative expenses	(53,146)	(53,906)	760	1.4	(145,016)	(146,254)	1,238	0.8
Contingent consideration - fair value adjustments	—	(192)	192	NM	(28)	(2,110)	2,082	98.7
Income from operations	64,841	55,496	9,345	16.8	168,097	146,801	21,296	14.5
Interest expense	(3,546)	(4,345)	799	18.4	(9,607)	(11,597)	1,990	17.2
Income before income tax expense	61,295	51,151	10,144	19.8	158,490	135,204	23,286	17.2
Income tax expense	(12,044)	(17,806)	5,762	32.4	(11,263)	(27,060)	15,797	58.4
Net income	49,251	33,345	15,906	47.7	147,227	108,144	39,083	36.1
Net income attributable to noncontrolling interests	(18)	(23)	5	21.7	(86)	(62)	(24)	(38.7)
Net income attributable to Tetra Tech	$49,233	$33,322	$15,911	47.7	$147,141	$108,082	$39,059	36.1
Diluted earnings per share	$0.88	$0.59	$0.29	49.2	$2.63	$1.91	$0.72	37.7

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

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 23.9% and 29.0% in the first nine months of fiscal 2019 and 2018, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Nine Months Ended
	June 30, 2019	July 1, 2018	Change		June 30, 2019	July 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$825,793	$764,795	$60,998	8.0%	$2,265,846	$2,224,805	$41,041	1.8%
RCM	(329)	(3,336)	3,007	NM	2,862	(11,622)	14,484	NM
Adjusted revenue	$825,464	$761,459	$64,005	8.4	$2,268,708	$2,213,183	$55,525	2.5

Revenue, net of subcontractor costs	$623,196	$570,352	$52,844	9.3	$1,761,944	$1,647,992	$113,952	6.9
RCM	(162)	(1,479)	1,317	NM	4,002	(2,999)	7,001	NM
Adjusted revenue, net of subcontractor costs	$623,034	$568,873	$54,161	9.5	$1,765,946	$1,644,993	$120,953	7.4

Income from operations	$64,841	$55,496	$9,345	16.8	$168,097	$146,801	$21,296	14.5
Non-core divestitures	—	3,434	(3,434)	NM	—	3,434	(3,434)	NM
Contingent consideration - compensation	500	—	500	NM	1,500	—	1,500	NM
Contingent consideration - fair value adjustments	—	192	(192)	NM	28	2,110	(2,082)	NM
RCM	(3)	485	(488)	NM	5,931	2,132	3,799	NM
Adjusted income from operations	$65,338	$59,607	$5,731	9.6	$175,556	$154,477	$21,079	13.6

EPS	$0.88	$0.59	$0.29	49.2	$2.63	$1.91	$0.72	37.7%
RCM	—	0.01	(0.01)	NM	0.08	0.03	0.05	NM
Contingent consideration	0.01	—	0.01	NM	0.02	0.03	(0.01)	NM
Non-core divestitures	—	0.11	(0.11)	NM	—	0.11	(0.11)	NM
Revaluation of deferred tax liabilities	—	—	—	NM	(0.05)	(0.19)	0.14	NM
Non-recurring tax benefits	—	—	—	NM	(0.40)	—	(0.40)	NM
Adjusted EPS	$0.89	$0.71	$0.18	25.4%	$2.28	$1.89	$0.39	20.6%

NM = not meaningful

Revenue increased $61.0 million, or 8.0%, in the third quarter and increased $41.0 million, or 1.8%, in the first nine months of fiscal 2019 compared to the same periods last year. Excluding the impact of the aforementioned acquisitions/divestiture, revenue increased 7.8% and 2.5% in the third quarter and first nine months of fiscal 2019, respectively, compared to the same periods in fiscal 2018.

Revenue, net of subcontractor costs, and adjusted revenue, net of subcontractor costs, increased $52.8 million, or 9.3%, and $54.2 million, or 9.5%, respectively, in the third quarter of fiscal 2019 compared to the prior-year quarter. Excluding the impact of the acquisitions/divestiture, adjusted revenue, net of subcontractor costs, increased 9.2% compared to last year's third quarter. These increases reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to last year's third quarter. Excluding the acquisitions/divestiture, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $41.5 million, or 53.8%, in the third quarter of fiscal 2019 compared to the prior-year quarter. Additionally, in the third quarter of fiscal 2019, our international adjusted revenue, net of subcontractor costs, increased $18.9 million, or 11.6%, compared to last-year quarter, primarily due to increased activity in Canada.

Revenue, net of subcontractor costs, and adjusted revenue, net of subcontractor costs, increased $114.0 million, or 6.9%, and $121.0 million, or 7.4%, respectively, in the first nine months of fiscal 2019 compared to the year-ago period. Excluding the impact of the acquisitions/divestiture, adjusted revenue, net of subcontractor costs, increased 7.7% compared to the first nine months of last year. These increases reflect similar trends to the quarterly results described above. Additionally, our U.S. state and local government and international adjusted revenue, net of subcontractor costs, increased 26.6% and 14.2%, respectively, for the first nine months of fiscal 2019 compared to the same period last year.

Our operating income increased $9.3 million and $21.3 million in the third quarter and first nine months of fiscal 2019, respectively, compared to the prior-year periods. The loss from exited construction activities in our RCM segment was immaterial in the third quarter and $5.9 million in the first nine months of fiscal 2019 compared to losses of $0.5 million and $2.1 million in the same periods of fiscal 2018, respectively. Our RCM results are described below under "Remediation and Construction Management." In addition, our operating income for the third quarter and first nine months of fiscal 2018 both included losses of $3.4 million related to the divestitures of our non-core utility field services operations and other non-core assets. These losses are reported in selling, general and administrative expenses in our consolidated statements of income. Excluding RCM, non-operating contingent consideration losses, and the divestiture losses, adjusted operating income increased $5.7 million, or 9.6%, and $21.1 million, or 13.6%, in the third quarter and first nine months of 2019, respectively, compared to the same periods last year. The increases in our adjusted operating income reflect improved results in both our GSG segment and CIG segment. GSG's operating income increased $8.1 million and $17.0 million in the third quarter and first nine months of fiscal 2019, respectively, compared to the same periods last year. These results are described below under "Government Services Group." CIG's operating income decreased $0.9 million and increased $7.4 million in the third quarter and first nine months of fiscal 2019, respectively, compared to the same periods last year. These results are described below under "Commercial/International Services Group."

Interest expense, net was $3.5 million and $9.6 million in the third quarter and first nine months of fiscal 2019, compared to $4.3 million and $11.6 million in the prior-year periods, respectively. The decreases reflect reduced borrowings, partially offset by higher interest rates (primarily LIBOR).

The effective tax rates for the first nine months of fiscal 2019 and 2018 were 7.1% and 20.0%, respectively. The tax rates for fiscal 2019 and 2018 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. In the third quarter of fiscal 2019, we finalized our fiscal 2018 U.S. federal tax return and recorded a $2.4 million tax expense with respect to the one-time transition tax on foreign earnings. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 24.5% (3 months at 35% and 9 months at 21%), and is 21% for fiscal 2019 and subsequent fiscal years.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a one-time deferred tax benefit of approximately $10.1 million in the first quarter of fiscal 2018 to reflect our estimate of temporary differences in the United States that would be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019 and recorded an additional deferred tax benefit of $2.6 million. The divestitures of our non-core utility field services operations and other non-core assets in the third quarter of fiscal 2018 resulted in a pre-tax loss of $3.4 million and incremental tax expense of $2.6 million due to book/tax basis differences primarily related to the $13.2 million of associated goodwill. Also in the third quarter of fiscal 2018, the Internal Revenue Service ("IRS") concluded their examination for fiscal years 2014 through 2016 and other state examinations were completed. As a result, we recognized a net $0.4 million tax benefit in the third quarter of fiscal 2018, and we made payments to the IRS of approximately $7.6 million.

In addition, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and R&D credit carryforwards and other temporary differences. In the third quarter of fiscal 2019, certain state tax examinations were completed that resulted in a $1.0 million tax benefit. Excluding the net deferred tax benefits from the TCJA and the other discrete items described above, our effective tax rate in the first nine months of fiscal 2019 was 23.4% compared to 25.0% in first nine months of fiscal 2018.

Our EPS was $0.88 and $2.63 in the third quarter and first nine months of fiscal 2019, compared to $0.59 and $1.91 in last-year periods, respectively. On the same basis as our adjusted operating income and also excluding non-recurring tax benefits, adjusted EPS was $0.89 and $2.28 in the third quarter and first nine months of fiscal 2019, compared to $0.71 and $1.89 in the prior-year periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	June 30, 2019	July 1, 2018	Change		June 30, 2019	July 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$491,989	$423,912	$68,077	16.1%	$1,321,486	$1,272,712	$48,774	3.8%
Subcontractor costs	(139,426)	(122,893)	(16,533)	(13.5)	(349,601)	(371,162)	21,561	5.8
Revenue, net of subcontractor costs	$352,563	$301,019	$51,544	17.1	$971,885	$901,550	$70,335	7.8

Income from operations	$52,487	$44,372	$8,115	18.3	$134,704	$117,674	$17,030	14.5

Revenue and revenue, net of subcontractor costs, increased $68.1 million, or 16.1%, and $51.5 million, or 17.1%, respectively, in the third quarter of fiscal 2019 compared to the year-ago quarter. For the first nine months of fiscal 2019, revenue and revenue, net of subcontractor costs, increased $48.8 million, or 3.8%, and $70.3 million, or 7.8%, respectively, compared to the year-ago period. The increases in revenue and revenue, net of subcontractor costs, reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to the third quarter and first nine months of last year. Overall, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $40.9 million, or 61.2%, in the third quarter of fiscal 2019 and $57.9 million, or 26.9%, respectively, in the first nine months of fiscal 2019 compared to the same periods of fiscal 2018.

Operating income increased $8.1 million in the third quarter and $17.0 million in the first nine months of fiscal 2019 compared to the same periods last year, primarily reflecting the higher U.S. state and local revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, increased to 13.9% in the first nine months of fiscal 2019 from 13.1% in the first nine months of last year.

Commercial/International Services Group

	Three Months Ended				Nine Months Ended
	June 30, 2019	July 1, 2018	Change		June 30, 2019	July 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$347,757	$352,631	$(4,874)	(1.4)%	$988,009	$993,849	$(5,840)	(0.6)%
Subcontractor costs	(77,286)	(84,777)	7,491	8.8	(193,948)	(250,406)	56,458	22.5
Revenue, net of subcontractor costs	$270,471	$267,854	$2,617	1.0	$794,061	$743,443	$50,618	6.8

Income from operations	$27,025	$27,892	$(867)	(3.1)	$74,994	$67,585	$7,409	11.0

Revenue and revenue, net of subcontractor costs, decreased $4.9 million, or 1.4%, and increased $2.6 million, or 1.0%, respectively, in the third quarter of fiscal 2019 compared to the year-ago quarter. For the first nine months of fiscal 2019, revenue and revenue, net of subcontractor costs, decreased $5.8 million, or 0.6%, and increased $50.6 million, or 6.8%, respectively, compared to the year-ago period. Excluding the net impact of the aforementioned acquisitions/divestiture, revenue increased 2.5% and 2.9% in the third quarter and nine months of fiscal 2019, respectively, compared to the same periods last year. On the same basis, revenue, net of subcontractor costs, increased 4.7% and 9.3% in the third quarter and first nine months of fiscal 2019, respectively, compared to the same periods last year. These increases primarily reflect increased international revenue, particularly for broad-based activities in Canada and renewable energy projects globally.

Operating income increased $7.4 million in the first nine months of fiscal 2019 compared to the same period in fiscal 2018 reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 9.4% in the first nine months of fiscal 2019 from 9.1% in the first nine months of last year. Operating income decreased $0.9 million in the third quarter of fiscal 2019 compared to last year's third quarter primarily reflecting last year's divestiture of our non-core utility field services operations. Operating income in the third quarter and first nine months of fiscal 2019 included losses of $0.6 million and $4.2 million for claims related to projects that were completed in prior years. Excluding these charges from prior-year projects, our operating margin in the first nine months of fiscal 2019 was 10.0%.

Remediation and Construction Management

	Three Months Ended				Nine Months Ended
	June 30, 2019	July 1, 2018	Change		June 30, 2019	July 1, 2018	Change
			$	%			$	%
	($ in thousands)
Revenue	$329	$3,336	$(3,007)	(90.1)%	$(2,862)	$11,622	$(14,484)	(124.6)%
Subcontractor costs	(167)	(1,857)	1,690	91.0	(1,140)	(8,623)	7,483	86.8
Revenue, net of subcontractor costs	$162	$1,479	$(1,317)	(89.0)	$(4,002)	$2,999	$(7,001)	(233.4)

Income (loss) from operations	$3	$(485)	$488	100.6	$(5,931)	$(2,132)	$(3,799)	(178.2)

RCM's projects were substantially complete at the end of fiscal 2018. The revenue adjustment of $2.9 million and the related operating loss of $5.9 million in the first nine months of fiscal 2019 reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed in prior years. We recorded no material gains or losses related to claims in the first nine months of fiscal 2018.

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

The following table provides a reconciliation between RUPOs and backlog as of June 30, 2019:

Amount
(in thousands)
RUPOs	$2,821,632
Items impacting comparability:
Contract term	12,358
Backlog	$2,833,990

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months. On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. In the first nine months of fiscal 2019, we expended the $25 million under the previous stock purchase program and an additional $50 million under the new program. As a result, we have $150 million of stock purchase authorization remaining as of June 30, 2019.

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

Subsequent Event.  On July 29, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on August 30, 2019 to stockholders of record as of the close of business on August 14, 2019.

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

Cash Equivalents and Restricted Cash.  As of June 30, 2019, cash equivalents and restricted cash were $169.8 million, an increase of $20.9 million compared to the fiscal 2018 year-end. The increase was due to net cash provided by operating activities and a net borrowing on long-term debt to fund the WYG acquisition. These increases were partially offset by cash used in financing and investing activities including share repurchases, dividends, contingent earn-outs, business acquisitions, and capital expenditures.

Operating Activities.  For the first nine months of fiscal 2019, net cash provided by operating activities was $113.4 million, an increase of $37.1 million compared to the prior-year period. The increase resulted from additional cash collections from accounts receivable including settlement payments on claims in the first nine months of fiscal 2019, and the timing of payments to our subcontractors.

Investing Activities.  For the first nine months of fiscal 2019, net cash used in investing activities was $44.7 million, an increase of $11.8 million compared to the year-ago period. The increase in net cash used was due to the cash proceeds from the divestitures of our non-core utility field services operations in the third quarter of fiscal 2018. These prior-year proceeds were partially offset by lower acquisition payments in the first nine months of fiscal 2019 compared to the prior-year period.

Subsequent Event.  On July 5, 2019, the court sanctioned scheme of arrangement between WYG and its shareholders was approved, with the acquisition being effective July 9, 2019. The $55.9 million restricted cash established for the WYG acquisition was distributed to the WYG shareholders in July 2019.

Financing Activities.  For the first nine months of fiscal 2019, net cash used in financing activities was $47.3 million, an increase of $34.5 million compared to the prior-year period. The increase in net cash used was due to lower net borrowings of long-term debt, increased contingent earn-out payments and increased dividend payments in the first nine months of fiscal 2019 compared to the same period last year.

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

As of June 30, 2019, we had $336.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $240.6 million under the Term Loan Facility and $95.9 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.32% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending June 30, 2019 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.57%. At June 30, 2019, we had $353.4 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

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

At June 30, 2019, we were in compliance with these covenants with a consolidated leverage ratio of 1.43x and a consolidated interest coverage ratio of 18.50x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $35.7 million, of which $3.5 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2020 and is secured by a parent guarantee. At June 30, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$6.3 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2019:

	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	$6,654	December 14, 2018
January 28, 2019	$0.12	February 13, 2019	$6,616	February 28, 2019
April 29, 2019	$0.15	May 15, 2019	$8,219	May 31, 2019
July 29, 2019	$0.15	August 14, 2019	N/A	August 30, 2019

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

As of June 30, 2019 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $12.3 million and $9.4 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 30, 2019, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement, $35.7 million in standby letters of credit outstanding under our additional letter of credit facilities and $6.3 million of bank guarantees under our Australian facility.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At June 30, 2019, we had borrowings outstanding under the Credit Agreement of $336.5 million at a year-to-date weighted-average interest rate of 3.32% per annum.

In August 2018, we entered five interest rate swaps with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at June 30, 2019, was 3.57%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first nine months of fiscal 2019 and 2018. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2019 and 2018, 27.4% and 24.7% of our consolidated revenue, respectively, was generated by our international business. For the nine-month periods ended June 30, 2019 and July 1, 2018, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $8.7 million and $32.8 million, respectively. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office ("USAO") filed an amended complaint in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

In the third quarter of fiscal 2019, we generated 25.8% of our revenue from our international operations, primarily in Canada and Australia, and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

The United Kingdom's proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

In March 2017, the United Kingdom government initiated a process to withdraw from the European Union ("Brexit") and began negotiating the terms of the separation. Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates, and the terms of the United Kingdom's withdrawal from the European Union remain uncertain. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the third quarter of fiscal 2019, we generated 50.6% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the third quarter of fiscal 2019, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of June 30, 2019, our goodwill was $851.6 million and other intangible assets were $10.4 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first nine months of fiscal 2019.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at June 30, 2019 included approximately $50 million related to such claims.

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

Our backlog at June 30, 2019 was $2.8 billion, an increase of $170.2 million, or 6.4%, compared to the end of fiscal 2018. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operating results.

In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark, and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business, financial condition or results of operations may be adversely affected.

Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million remaining under the previous stock repurchase program. As of September 30, 2018, we repurchased through open market purchases a total of 3,757,966 shares at an average price of $46.57 for a total cost of $175.0 million. In the first nine months of fiscal 2019, we also repurchased through open market purchases a total of 1,255,528 shares at an average price of $59.74 for a total cost of $75.0 million under this program.

A summary of the repurchase activity for the nine months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1, 2018 – October 28, 2018	—	$—	—	$225,000,591
October 29, 2018 – November 25, 2018	85,938	65.97	85,938	219,331,078
November 26, 2018 – December 30, 2018	344,621	56.09	344,621	200,000,634
December 31, 2018 - January 27, 2019	128,657	52.23	128,657	193,281,097
January 28, 2019 - February 24, 2019	145,703	54.76	145,703	185,301,729
February 25, 2019 - March 31, 2019	174,695	58.97	174,695	175,000,645
April 1, 2019 - April 28, 2019	116,650	61.20	116,650	167,861,259
April 29, 2019 - May 26, 2019	126,356	66.47	126,356	159,462,468
May 27, 2019 - June 30, 2019	132,908	71.19	132,908	150,000,779

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2019, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2019	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)