Form 10-K
period 2019-09-29
TETRA TECH INC
filed 2019-11-29
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2019

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
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on March 31, 2019, was $3.2 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 25, 2019, 54,587,819 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
PART I
Item 1.    Business
General
Tetra Tech, Inc. is a leading global provider of consulting and engineering services that focuses on water, environment, infrastructure, resource management, energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.
Engineering News-Record ("ENR"), the leading trade journal for our industry, has ranked us the number one water services firm for the past 16 years, most recently in its May 2019 "Top 500 Design Firms" issue. In 2019, we were also ranked number one in water treatment/desalination, water treatment and supply, environmental management, environmental science, consulting/studies, solid waste, hydro plants, and wind power. ENR ranks us among the largest 10 firms in numerous other service lines, including engineering/design, chemical and soil remediation, site assessment and compliance, dams and reservoirs, power, transmission and distribution plants, and hazardous waste.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. We are working on over 70,000 projects a year, in more than 100 countries on seven continents, from 450 offices, with a talent force of 20,000 associates. We are Leading with Science throughout our operations, with domain experts across multiple disciplines supported by advanced analytics, artificial intelligence ("AI"), machine learning, and digital technology. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talent force worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.
By combining ingenuity and practical experience, our mission is to be the world's leading consulting and engineering firm solving global challenges in water and the environment that make a positive difference in people's lives worldwide.
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

•
Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company, encourage an inclusive and diverse workforce, and ensure a safe workplace.

We have a strong project management culture that enables us to deliver on more than 70,000 projects in a year. We maintain a strong emphasis on project management at all levels of the organization. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing, and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.
We have a broad client and contract base built by proactively understanding our clients' priorities and demonstrating a long track record of successful performance that results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in more than 100 countries, helping our clients address complex water, environment, energy and related infrastructure needs.
Throughout our history, we have supported both public and private clients, many for multiple decades of continuous contracts and repeat business. Long-term relationships provide us with institutional knowledge of our clients' programs, past projects and internal resources. Institutional knowledge is often a significant factor in winning competitive proposals and providing cost-effective solutions tailored to our clients' needs.
We are often at the leading edge of new challenges where we are delivering one-of-a-kind solutions. These might be a new water reuse technology, a unique solution to addressing new regulatory requirements, a new monitoring approach for assessing infrastructure assets or a computer model for real time management of water resources.
We combine interdisciplinary capabilities, technical resources, and institutional knowledge to implement complex projects that are at the leading edge of policy and technology development.
Leading with Science
In implementing our projects, we integrate deep domain knowledge, technologies, and practical expertise. These tools and technologies that differentiate us are called Tetra Tech Delta ("TtΔ"). We use this suite of technologies and analytical tools to provide value engineering and cost efficiencies for our clients, while enhancing the effectiveness and responsiveness of our solutions.

TtΔ is our proprietary collection of technology and analytical tools. These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection, and dashboards for tracking and communicating results. TtΔ is continually evolving and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research.

In implementing our Leading with Science approach, we work with our clients to explore, incubate, and test solutions in our Tetra Tech Innovation Hubs ("Tt I-Hub"). Tt I-Hub provides a collaborative platform for exploration, testing, and formulation of new solutions in partnership with clients, academia and donor agencies.

Leading with Science also means fully leveraging the collective expertise provided by our global talent force of 20,000 associates. We actively share information, ideas, and resources across our global operations through our network structure, guided subject matter teams, and project team building. We also proactively share emerging technology and new ideas through our Tetra Tech Technology Transfer ("T4") program. T4 facilitates our innovation culture through webcasts, blogs, multi-media, and social media across our global operations.
Reportable Segments
In fiscal 2019, we managed our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2019	2018	2017
GSG	58.6%	57.2%	54.0%
CIG	43.1	44.6	48.2
RCM	—	0.5	0.7
Inter-segment elimination	(1.7)	(2.3)	(2.9)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 19, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.
Government Services Group
GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.
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
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies, and manage assets. Our services advance sustainability and resiliency through the "greening" of infrastructure, design of energy efficiency and resource conservation programs, innovation in the capture and sequestration of carbon, development of disaster preparedness and response plans, and improvement in water and land resource management practices. We provide climate change and energy management consulting, and greenhouse gas ("GHG") inventory assessment, certification, reduction, and management services.
Many government organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, and demand for new and more resilient infrastructure. Our integrated water management services support government agencies responsible for managing water supplies, wastewater treatment, storm water management, and flood protection. We help our clients develop more resilient water supplies and more sustainable management of water resources, while addressing a wide range of local and national government requirements and policies. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are increasing concerns over the reliability of water supplies, the need to protect coastal areas, and flood mitigation and adaptation in metropolitan areas. We provide smart water infrastructure solutions that integrate water modeling, instrumentation and controls, and real-time controls to create flexible water systems that respond to changing conditions, optimize use of existing infrastructure, and provide clients with the ability to more efficiently monitor and manage their water infrastructure.
We also support government agencies in the full range of disaster response and community resilience services including monitoring and environmental response, damage assessment and program management services, and resilient engineering design and mitigation planning. We have a full suite of innovative software tools and procedures that support our disaster response, planning, and management support services. These tools and procedures address disaster management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics, and statistical analysis.
GSG provides planning, architectural, and sustainable engineering services for U.S. federal, state and local government facilities and commercial high-rise multi-use buildings. We support the government agencies with related infrastructure needs including military housing, and educational, institutional, and research facilities. Our high-performance buildings practice provides sustainable energy, water, and GHG efficient solutions including civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for buildings and surrounding developments. We also provide engineering services for a wide range of clients with specialized needs, such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.

GSG provides a wide range of consulting and engineering services for solid waste management, including landfill design and management and recycling facility design, throughout the United States; providing design, construction management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, containment, mining, utilities, aquaculture, and other industrial clients; designing and installing geosynthetic liners for large lining and capping projects, as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.
We provide technical support for the Federal Aviation Administration ("FAA") to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach, and systems development; and providing systems analysis and information management. We also provide information technology ("IT") support to various federal clients for modernization of IT systems, cloud migration, AI, and machine learning.
We support governments in implementing international development programs for developing nations to help them address numerous challenges, including access to potable water and adapting to the threats of climate change. Our international development services include supporting donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth; planning, designing, implementing, researching, and monitoring projects in the areas of climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights, and training and consulting for public-private partnerships; and building capacity and strengthening institutions in areas such as global health, energy sector reform, utility management, education, food security, and local governance.
Commercial/International Services Group
CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, energy utilities, industrial, manufacturing, aerospace, and resource management markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
CIG provides consulting and engineering services worldwide for a broad range of water, environment, and sustainable infrastructure-related needs in both developed and emerging economies. The primary markets for CIG's services include natural resources, energy, and utilities, as well as civil infrastructure master planning and engineering design for facilities, transportation, and local development projects. CIG's services span from early data collection and monitoring to data analysis and information management, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to construction management, and operations and maintenance.
CIG's environmental services include cleanup and beneficial reuse of sites contaminated with hazardous materials, toxic chemicals, and oil and petroleum products, which cover all phases of the remedial planning process, starting with disaster response and initial site assessment through removal actions, remedial design and implementation oversight; and supporting both commercial and government clients in planning and implementing remedial activities at numerous sites around the world, and providing a broad range of environmental analysis and planning services.
CIG also supports commercial clients by providing design services to renovate, upgrade, and modernize industrial water supplies, and address industrial water treatment and water reuse needs; and provides plant engineering, project execution, and program management services for industrial water treatment projects throughout the world.
CIG's international services, especially in Canada and Asia-Pacific, include high-end analytical, engineering, architecture, geotechnical, and construction management services for infrastructure projects, including roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-modal design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing solutions to repair, replace, and upgrade older transportation infrastructure.
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
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, construction management, and operational services, and advising on the design and implementation of smart grids both in the U.S. and internationally, including increasing utility automation, information and operational technologies, and critical infrastructure security. For utilities and governmental regulatory agencies, services include policy and regulatory development, utility management, performance improvement, asset management and evaluation, and transaction support services. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, and hydropower, and conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, services include environmental, engineering, procurement, operations and maintenance, and regulatory support for all project phases.
CIG supports industrial and energy clients, primarily in North America, in the upstream, midstream and downstream market sectors. Our services include environmental permitting support, siting studies, strategic planning and analyses; design of well pads and surface impoundments for drilling sites; water management for exploration activities; design of midstream pipelines and associated pumping stations and storage facilities; construction monitoring, design and construction management for downstream sustaining capital projects; biological and cultural assessments, and site investigations; and hazardous waste site remediation.
CIG also provides environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, including the identification, evaluation and destruction of unexploded ordinance, both domestically and internationally; investigating, remediating, and restoring contaminated facilities at military locations in the U.S. and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use; constructing state-of-the-art water treatment plants for commercial clients; and supporting utilities in the U.S. in implementing infrastructure needs.
Remediation and Construction Management
We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment in fiscal 2019. As of September 29, 2019, there was no remaining backlog for RCM as the projects were complete.
Project Examples
Project examples are provided on our company website located at tetratech.com, including expert interviews, in-depth articles, and project profiles that demonstrate our services across water, environment, infrastructure, energy, resource management, and international development.
Clients
We provide services to a diverse base of U.S. state and local government, U.S. federal government, U.S. commercial, and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2019	2018	2017
U.S. state and local government	18.9%	15.8%	12.8%
U.S. federal government (1)	30.3	32.9	32.7
U.S. commercial	23.1	26.6	27.8
International (2)	27.7	24.7	26.7
	100.0%	100.0%	100.0%

(1)	Includes revenue generated under U.S. federal government contracts performed outside the United States.

(2)	Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.
U.S. federal government agencies are significant clients. The U.S. Agency for International Development ("USAID") accounted for 12.4%, 14.0% and 14.3% of our revenue in fiscal 2019, 2018 and 2017, respectively. The Department of Defense ("DoD") accounted for 7.9%, 10.0% and 9.2% of our revenue in fiscal 2019, 2018 and 2017, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. In Canada, we work for several provinces and various local jurisdictions. Our U.S. commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2019.
Contracts

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2019	2018	2017
Fixed-price	33.7%	33.3%	33.0%
Time-and-materials	48.6	47.1	45.9
Cost-plus	17.7	19.6	21.1
	100.0%	100.0%	100.0%
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
Growth Strategy
Our management team establishes Tetra Tech's overall business strategy. Our strategic plan defines and guides our investment in marketing and business development to leverage our differentiators and target priority programs and growth markets. We maintain centralized business development resources to develop our corporate branding and marketing materials, support proposal preparation and planning, conduct market research, and manage promotional and professional activities, including appearances at trade shows, direct mailings, advertising, and public relations.
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
Business development activities are implemented by our technical and professional management staff throughout the company with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of a client's needs and the effect of local or client-specific issues, laws and regulations, and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on research and technical applications. Essential to the effective development of business is each staff member's access to all our service offerings through our internal technical and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Our enterprise-wide knowledge management systems include skills search tools, business development tracking, and collaboration tools.
To support our growth plans we actively attract, recruit and retain key hires. Our combination of high-end science and consulting coupled with practical applications provides challenging and rewarding opportunities for our associates, thereby enhancing our ability to recruit and retain top quality talent. Our internal networking programs, leadership training, entrepreneurial environment, focus on technical excellence, and global project portfolio help to attract and retain highly qualified individuals.
Our strategic growth plans are augmented by our selective investment in acquisitions aligned with our business. Acquisitions enhance plans to add new technologies, broaden our service offerings, add contract capacity and extend our geographic presence. Our long-established experience in identifying and integrating acquisitions strengthens our ability to integrate and rapidly leverage the resources of the acquired companies’ post-acquisition.
Sustainability Program
Tetra Tech supports clients in more than 100 countries around the world, helping them to solve complex problems and achieve solutions that are technically, socially, and economically resilient. Our high-end consulting and engineering services focus on using innovative technologies and creative solutions to minimize environmental impacts. Our greatest contribution toward sustainability is through the projects we perform every day for our clients. Sustainability is embedded in our projects – from recycling freshwater supplies to recycling waste products, reducing energy consumption, and reducing GHG emissions in developing countries.
Our Sustainability Program enables us to further expand our commitment to sustainability by encouraging, coordinating, and reporting on actions to minimize our collective impacts on the environment. Our Sustainability Program has three primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; and Processes – the internal policies and processes that promote sustainable practices, reduce costs, and minimize environmental impacts. In addition, our program is based on the Global Reporting Initiative ("GRI") Sustainability Report Framework, the internationally predominant sustainability reporting protocol for corporate sustainability plans, which includes three fundamental areas: environmental, economic, and social sustainability.

Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our Sustainability Council. We have established a clear set of metrics to evaluate our progress toward our sustainability goals. Each metric corresponds with one or more performance indicators from GRI. These metrics include economic, health and safety, information technology, human resources, and real estate. We continuously implement sustainability-related policies and practices, and we assess the results of our efforts in order to improve upon them in the future. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. We publish an annual sustainability report on Earth Day each year that documents our progress and is posted on our website located at tetratech.com.
Acquisitions and Divestitures
Acquisitions.    We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, the technologies and solutions they provide, and the additional new geographies and clients they bring. Also, during our evaluation, we examine an acquisition's ability to drive organic growth, its accretive effect on long-term earnings, and its ability to generate return on investment. Generally, we proceed with an acquisition if we believe that it will strategically expand our service offerings, improve our long-term financial performance, and increase shareholder returns.
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
For detailed information regarding acquisitions and divestitures, see Note 6, "Acquisitions and Divestitures" of the "Notes to Consolidated Financial Statements" included in Item 8.
Competition
The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.
We perform a broad spectrum of consulting, engineering, and technical services across the water, environment, infrastructure, resource management, energy, and international development markets. Our client base includes U.S. federal government agencies such as the DoD, USAID, the U.S. Department of Energy ("DOE"), the U.S. Environmental Protection Agency ("EPA"), and the FAA; U.S. state and local government agencies; government and commercial clients in Canada, Australia, and the United Kingdom; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in certain markets, price could become an increasingly important factor.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 62% of our backlog at the end of fiscal 2019 will be recognized as revenue in fiscal

2020, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
At fiscal 2019 year-end, our backlog was $3.1 billion, an increase of $428.0 million, or 16.1%, compared to fiscal 2018 year-end. Approximately $2.1 billion and $1.0 billion of our backlog at the end of fiscal 2019 related to GSG and CIG, respectively.
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

Employees
At fiscal 2019 year-end, we had approximately 20,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 22, 2019:

Name	Age	Position
Dan L. Batrack	61	Chairman and Chief Executive Officer

Mr. Batrack joined our predecessor in 1980 and was named Chairman in January 2008. He has served as our Chief Executive Officer and a director since November 2005, and as our President from October 2008 to September 2019. Mr. Batrack has served in numerous capacities over the last 30 years, including project scientist, project manager, operations manager, Senior Vice President and President of an operating unit. He has managed complex programs for many small and Fortune 500 clients, both in the United States and internationally. Mr. Batrack holds a B.A. degree in Business Administration from the University of Washington.

Leslie L. Shoemaker	62	President

Dr. Shoemaker was appointed President in September 2019, having previously served as President of WEI Business Group from April 2015 to November 2017, and CIG from November 2017 to September 2019. Dr. Shoemaker joined us in 1991, and has served in various management capacities, including project and program manager, water resources manager and infrastructure group president. From 2005 to 2015, she led our strategic planning, business development and company-wide collaboration programs. Her technical expertise is in the management of large-scale watershed and master planning studies, development of modeling tools and application of optimization tools for decision making. Additionally, she is our Chief Sustainability Officer who leads our Sustainability Council to implement sustainability-related policies and practices company-wide. Dr. Shoemaker holds a B.A. degree in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland.

Name	Age	Position
Steven M. Burdick	55	Executive Vice President, Chief Financial Officer

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

Derek G. Amidon	52	Senior Vice President, President of CIG and the Commercial Account Management Division of CIG

Mr. Amidon was appointed President of CIG in September 2019, in addition to his role as President of CIG's Commercial Account Management Division. Mr. Amidon has served as a project manager, key account manager, operations manager, and regional manager since joining us in 2012. He has managed a variety of complex, high profile programs for key clients, including Fortune 100 companies. His focus has been on leading high value consulting services that deliver scientific, engineering and regulatory solutions for challenging environmental, engineering, permitting and public relations problems for energy, industrial, institutional and custodial trust clients. He has managed projects in the U.S., Africa, Australia, Europe, and the Caribbean. In addition to experience in both public and private consulting and engineering firms over his 24-year career, Mr. Amidon also served in a variety of business leadership and project development roles at Hess Corporation, a leading independent oil and gas company. Mr. Amidon is a registered Professional Engineer. He holds B.S. and M.S. degrees in Civil Engineering from Brigham Young University and a M.S. in Management from Rensselaer Polytechnic Institute.

Roger R. Argus	58	Senior Vice President, President of GSG and the U.S. Government Division of GSG

Mr. Argus is a chemical engineer with 35 years of experience, including 27 years with us in operational leadership, program and project management, and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology, and disaster management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., Navy, the U.S. Army Corps of Engineers ("USACE"), and the EPA), state and municipal agencies, and private clients nationwide. The scope of his technical experience includes planning and directing environmental programs, developing data acquisition, management and analytics solutions, fund research and development support for innovative environmental technologies and waste treatment systems, municipal resiliency, and sustainability programs. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Jan K. Auman	64	Senior Vice President, President of the Global Development Services Division of GSG

 Mr. Auman joined us through an acquisition in 2007. He has over 40 years of experience managing large, complex international development and technical assistance operations, having served 10 years with the United States federal government and 30 years in the private sector. With 20 years of residence overseas in eight countries, Mr. Auman has hands-on technical expertise in the areas of natural resources management, conflict resolution, political transformation, institutional development, and policy formulation in the Middle East, the South Pacific, the Caribbean, and Africa. Mr. Auman’s overall direction for our international development operations includes technical, operational, administrative, fiscal, and representational responsibilities involving operations that manage projects in over 60 countries. He holds a B.A. in Political Science and Government from Pennsylvania State University and an M.I.A in International Administration from the School for International Training.

Name	Age	Position
William R. Brownlie	66	Senior Vice President, Chief Engineer and Corporate Risk Management Officer

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

Brian N. Carter	52	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Craig L. Christensen	66	Senior Vice President, Chief Information Officer

Mr. Christensen joined us in 1998 through the acquisition of our Tetra Tech NUS, Inc. ("NUS") subsidiary. He is responsible for our information services and technologies, including the implementation of our enterprise resource planning system. Previously, Mr. Christensen held positions at NUS, Brown and Root Services, and Landmark Graphics subsidiaries of Halliburton Company where his responsibilities included contracts administration, finance, and system development. Prior to his service at Halliburton, Mr. Christensen held positions at Burroughs Corporation and Apple Computer. Mr. Christensen holds B.A. and M.B.A. degrees from Brigham Young University.

Preston Hopson	43	Senior Vice President, General Counsel and Secretary

Mr. Hopson was appointed Senior Vice President, General Counsel and Secretary to the Board of Directors in January 2018. He also serves as the Chief Compliance Officer. For the prior 10 years, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at the engineering and infrastructure firm AECOM. Prior to this, he was a Senior Associate at the law firm O’Melveny & Myers LLP. Mr. Hopson began his career as a judicial clerk on the U.S. Court of Appeals for the Ninth Circuit. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

Richard A. Lemmon	60	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, risk management, human resources, safety and facilities.

Brendan M. O'Rourke	46	Senior Vice President, Enterprise Risk Management

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

Name	Age	Position
Mark A. Rynning	58	Senior Vice President, President of the U.S. Infrastructure Division of GSG

Mr. Rynning has more than 30 years of experience in the engineering consulting industry, including 27 years with us. He is a registered professional engineer and has served us in numerous capacities including project manager, operations manager, and operating unit leader. He has managed large water infrastructure programs for state and local agencies throughout the United States. Mr. Rynning has broad experience in planning and design of water and wastewater infrastructure, utility master planning, and design of water and wastewater transmission and collection systems. In addition, Mr. Rynning has planned and designed reverse osmosis water treatment plants and advanced wastewater treatment systems. He has provided expert advisory services to numerous municipal clients for utility system acquisitions. He holds a B.S. in Civil Engineering and a Master of Business Administration, both from the University of Florida.

Bernard Teufele	54	Senior Vice President, President of the Canada and South America Division of CIG

Mr. Teufele joined us through an acquisition in 2010. He has over 22 years of consulting engineering experience as a leader of a highly diversified, high-end infrastructure practice and as a technical expert in the field of infrastructure monitoring and asset management. Prior to his current role, Mr. Teufele has managed operating units of increasing size and complexity with a primary focus on infrastructure, environmental sciences, civil transportation, and mining-related services doing work for municipal, provincial, and federal government clients in Canada. He has managed key provincial infrastructure programs in Canada with a particular focus on the monitoring and assessment of roadway infrastructure and the development of asset management programs. Mr. Teufele has a B.Sc. in Applied Science from the University of British Columbia.

Available Information
Our website address is www.tetratech.com. We made available, free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports through the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). These reports, and any amendments to them, are also available at the Internet website of the SEC, http://www.sec.gov. Also available on our website are our Corporate Governance Policies, Board Committees, Corporate Code of Conduct and Finance Code of Professional Conduct.

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

In fiscal 2019, we generated 27.7% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In fiscal 2019, we generated 49.2% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for fiscal 2019, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of September 29, 2019, our goodwill was $924.8 million and other intangible assets were $16.4 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $7.8 million in fiscal 2019. We had no goodwill impairment in fiscal 2017 or fiscal 2018.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at September 29, 2019 included approximately $15 million related to such claims.

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

Our backlog at September 29, 2019 was $3.1 billion, an increase of $428.0 million, or 16.1%, compared to the end of fiscal 2018. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. For example, the European Union's General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. In addition, the California Consumer Privacy Act takes effect in January 2020, increasing the penalties for data privacy incidents. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. In the ordinary course of business, we have been targeted by malicious cyber-attacks. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. We also rely in part on third-party software and information technology vendors to run our critical accounting, project management and financial information systems. We depend on our software and information technology vendors to provide long-term software and hardware support for our information systems. Our software and information technology vendors may decide to discontinue further development, integration or long-term software and hardware support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. As a result, material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and could cause us to suffer damage to our reputation within our industry and client base.

New legal requirements could adversely affect our operating results.

Our business and results of operations could be adversely affected by the passage of climate change, defense, environmental, infrastructure and other legislation, policies and regulations. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

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

Item 1B    Unresolved Staff Comments
None.
Item 2.    Properties
At fiscal 2019 year-end, we owned two facilities located in the United States and leased approximately 450 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2029. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Adelaide, South Australia, Australia	Office Building	CIG
Arlington, VA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
New York, NY	Office Building	GSG
Pittsburgh, PA	Office Building	GSG / CIG
San Francisco, CA	Office Building	GSG
Sydney, New South Wales, Australia	Office Building	CIG
Vancouver, BC, Canada	Office Building	CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,300 stockholders of record at September 29, 2019.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 12, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index, the Standard & Poor's ("S&P") 1000 Index, and the S&P 1500 Construction and Engineering ("C&E") Index. Starting in fiscal 2020, we plan to remove the S&P 1500 C&E Index, as companies in this index are no longer representative of our peer group. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 28, 2014, and that all dividends have been reinvested. During fiscal 2019, we declared and paid dividends in the first and second quarters totaling $0.24 per share ($0.12 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.30 per share ($0.15 each quarter) on our common stock. We declared and paid dividends totaling $0.44, $0.38, $0.34, $0.30 and $0.14 per share in fiscal 2018, 2017, 2016, 2015 and 2014, respectively. We did not pay any dividends prior to fiscal 2014. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.
ASSUMES $100 INVESTED ON SEPTEMBER 28, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 29, 2019

	2014	2015	2016	2017	2018	2019
Tetra Tech, Inc.	$100.00	$100.02	$144.04	$190.72	$282.12	$353.75
NASDAQ Market Index	100.00	105.06	120.60	149.17	186.71	186.28
S&P 1500 C&E Index	100.00	80.80	97.40	109.31	120.17	112.91
S&P 1000 Index	100.00	102.46	117.25	139.06	160.89	152.60
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
Stock Repurchase Program
On November 5, 2018, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program.
In fiscal 2018, we repurchased through open market purchases under the previous program a total of 1,491,569 shares at an average price of $50.28 for a total cost of $75 million. In the first quarter of fiscal 2019, we expended the remaining $25 million under the previous program by repurchasing 430,559 shares through open market purchases at an average price of $58.06. In the second, third and fourth quarters of fiscal 2019, we repurchased through open market purchases under the new program a total of 1,131,962 shares at an average price of $66.26 for a total cost of $75 million.
A summary of the repurchase activity for the 12 months ended September 29, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2018 - October 28, 2018	—	$—	—	$225,000
October 29, 2018 - November 25, 2018	85,938	65.97	85,938	219,331
November 26, 2018 - December 30, 2018	344,621	56.09	344,621	200,000
December 31, 2018 - January 27, 2019	128,657	52.23	128,657	193,281
January 28, 2019 - February 24, 2019	145,703	54.76	145,703	185,302
February 25, 2019 - March 31, 2019	174,695	58.97	174,695	175,000
April 1, 2019 - April 28, 2019	116,650	61.20	116,650	167,861
April 29, 2019 - May 26, 2019	126,356	66.47	126,356	159,462
May 27, 2019 - June 30, 2019	132,908	71.19	132,908	150,000
July 1, 2019 - July 28, 2019	84,725	83.25	84,725	142,947
July 29, 2019 - August 25, 2019	104,722	79.25	104,722	134,648
August 26, 2019 - September 29, 2019	117,546	82.07	117,546	125,000

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

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017	October 2, 2016	September 27, 2015
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$3,107,348	$2,964,148	$2,753,360	$2,583,469	$2,299,321
Income from operations	188,762	190,086	183,342	135,855	87,684
Net income attributable to Tetra Tech	158,668	136,883	117,874	83,783	39,074
Diluted net income attributable to Tetra Tech per share	2.84	2.42	2.04	1.42	0.64
Cash dividends paid per share	0.54	0.44	0.38	0.34	0.30

Balance Sheet Data
Total assets	$2,147,408	$1,959,421	$1,902,745	$1,800,779	$1,559,242
Long-term debt, net of current portion	263,949	264,712	341,283	331,501	180,972
Tetra Tech stockholders' equity	989,286	966,971	928,453	869,259	856,325

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2019, our revenue increased 4.8% compared to fiscal 2018. The growth in our fiscal 2019 revenue was led by our U.S. state and local government and international businesses. The net contribution from acquisitions/divestitures and RCM did not significantly impact our overall revenue growth in fiscal 2019 compared to last year.

U.S. State and Local Government. Our U.S. state and local government revenue increased 25.2% in fiscal 2019 compared to last year as we continue to experience an increase in revenue from disaster response and recovery planning activities. Additionally, the increase includes broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. We expect our U.S. state and local government business to continue to grow in fiscal 2020 excluding the disaster response activities.

U.S. Federal Government. Our U.S. federal government revenue decreased 3.4% in fiscal 2019 compared to fiscal 2018. The decline primarily reflects disrupted activity due to the thirty-day partial U.S. government shutdown that commenced in late December 2018. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate revenue growth in U.S. federal government revenue in fiscal 2020; however, if there is another prolonged U.S. federal government shutdown, our U.S. federal government business could be adversely impacted.

U.S. Commercial. Our U.S. commercial revenue decreased 8.8% in fiscal 2019 compared to fiscal 2018. Our prior year revenue included $53.2 million from our non-core utility field services that were divested in fiscal 2018. Excluding the net impact of this divestiture, our U.S. commercial business declined 2.2% compared to last year. The decline reflects a higher level of subcontractor activity in fiscal 2018. Also, excluding subcontractor activity, our revenue was approximately the same as fiscal 2018. We expect our U.S. commercial revenue to grow modestly in fiscal 2020, primarily due to increased activities for industrial water treatment, environmental programs, high-performance green buildings, and renewable energy.

International. Our international revenue increased 17.4% in fiscal 2019 compared to fiscal 2018. Excluding contributions from acquisitions, our revenue grew 8.9% compared to prior year. The revenue growth primarily reflects increased activity in Canada. Additionally, we experienced an improvement in our infrastructure work in Australia, New Zealand, and Asia-Pacific. We anticipate our total international revenue to continue to grow in fiscal 2020.

RESULTS OF OPERATIONS
Fiscal 2019 Compared to Fiscal 2018
Consolidated Results of Operations

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$3,107,348	$2,964,148	$143,200	4.8%
Subcontractor costs	(717,711)	(763,414)	45,703	6.0
Revenue, net of subcontractor costs (1)	2,389,637	2,200,734	188,903	8.6
Other costs of revenue	(1,981,454)	(1,816,276)	(165,178)	(9.1)
Gross profit	408,183	384,458	23,725	6.2
Selling, general and administrative expenses	(200,230)	(190,120)	(10,110)	(5.3)
Acquisition and integration expenses	(10,351)	—	(10,351)	NM
Contingent consideration – fair value adjustments	(1,085)	(4,252)	3,167	74.5
Impairment of goodwill	(7,755)	—	(7,755)	NM
Income from operations	188,762	190,086	(1,324)	(0.7)
Interest expense – net	(13,626)	(15,524)	1,898	12.2
Income before income tax expense	175,136	174,562	574	0.3
Income tax expense	(16,375)	(37,605)	21,230	56.5
Net income	158,761	136,957	21,804	15.9
Net income attributable to noncontrolling interests	(93)	(74)	(19)	(25.7)
Net income attributable to Tetra Tech	$158,668	$136,883	$21,785	15.9
Diluted earnings per share	$2.84	$2.42	$0.42	17.4

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments, such as acquisition and transaction costs, gains/losses from adjustments to contingent consideration, and non-recurring tax benefits. Adjusted results also exclude charges from the disposal of our Canadian turn-key pipeline activities in fiscal 2019 and losses from the divestitures of our non-core utility field services operations and other non-core assets in fiscal 2018. The disposal in fiscal 2019 also resulted in a $7.8 million goodwill impairment charge that is excluded from our adjusted results. Our fiscal 2019 adjusted results exclude a reduction of revenue and a corresponding charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. In addition, our fiscal 2018 adjusted results also exclude a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million from a claim settlement in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 16% and 28% in fiscal 2019 and 2018, respectively. The goodwill impairment charge and certain of the transaction charges in fiscal 2019 did not have a related tax benefit. Excluding these items, the effective tax rate applied to adjustments in fiscal 2019 was 26%. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
Revenue	$3,107,348	$2,964,148	$143,200	4.8%
RCM	1,542	(14,199)	15,741	NM
Claims	13,700	10,576	3,124	NM
Adjusted revenue	$3,122,590	$2,960,525	$162,065	5.5

Revenue	$3,107,348	$2,964,148	$143,200	4.8
Subcontractor costs	(717,711)	(763,414)	45,703	NM
Revenue, net of subcontractor costs	$2,389,637	$2,200,734	$188,903	8.6
RCM	2,785	(2,648)	5,433	NM
Claims	13,700	10,576	3,124	NM
Adjusted revenue, net of subcontractor costs	$2,406,122	$2,208,662	$197,460	8.9

Income from operations	$188,762	$190,086	$(1,324)	(0.7)
Earn-out expense	3,085	5,753	(2,668)	NM
RCM	5,933	4,573	1,360	NM
Claims	13,700	12,457	1,243	NM
Non-core dispositions	18,701	3,434	15,267	NM
Acquisition/Integration	10,351	—	10,351	NM
Adjusted income from operations	$240,532	$216,303	$24,229	11.2

EPS	$2.84	$2.42	$0.42	17.4
Earn-out expense	0.04	0.08	(0.04)	NM
RCM	0.08	0.06	0.02	NM
Claims	0.18	0.16	0.02	NM
Non-core dispositions	0.28	0.11	0.17	NM
Acquisition/Integration	0.19	—	0.19	NM
Non-recurring tax benefits	(0.44)	(0.19)	(0.25)	NM
Adjusted EPS	$3.17	$2.64	$0.53	20.1

NM = not meaningful
In fiscal 2019, revenue and revenue, net of subcontractor costs, increased $143.2 million, or 4.8%, and $188.9 million, or 8.6%, respectively, compared to fiscal 2018. Our adjusted revenue and revenue, net of subcontractor costs, increased $162.1 million, or 5.5%, and $197.5 million, or 8.9%, respectively, compared to last year. This growth includes contributions from the fiscal 2019 acquisitions of eGlobalTech ("EGT") and WYG plc ("WYG"), partially offset by the impact of the divestiture of our non-core utility field services operations in fiscal 2018. Excluding the net impact from these transactions, our adjusted revenue and revenue, net of subcontractor costs, grew $144.2 million, or 5.0%, and $180.5 million, or 8.3%, in fiscal 2019 compared to fiscal 2018. This growth primarily reflects continued growth in our U.S. state and local government water infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to last year. Our U.S. state and local government adjusted revenue and revenue, net of subcontractor costs, increased $132.3 million, or 28.8%, and $90.7 million, or 27.1%, respectively, in fiscal 2019 compared to last year. Additionally, in fiscal 2019, our international adjusted revenue, net of subcontractor costs, increased $98.6 million, or 16.3%, primarily due to increased activity in Canada.

Our operating income decreased $1.3 million in fiscal 2019 compared to fiscal 2018. Our operating income in fiscal 2019 was reduced by WYG-related acquisition and integration expenses of $10.4 million. For further detailed information regarding these expenses, see “Fiscal 2019 Acquisition and Integration Expenses” below. In addition, our operating income reflects losses of $1.1 million and $4.3 million related to changes in the estimated fair value of contingent earn-out liabilities and related compensation charges of $2.0 million and $1.5 million in fiscal 2019 and 2018, respectively. These earn-out charges are described below under “Fiscal 2019 and 2018 Earn-Out Adjustments.” The loss from exited construction activities in our RCM segment was $5.9 million in fiscal 2019 compared to $4.6 million last year. Our RCM results are described below under "Remediation and Construction Management." Additionally, our operating income for fiscal 2019 includes charges of $10.9 million related to the planned disposal of our turn-key pipeline activities in Western Canada. This disposal also resulted in a non-cash goodwill impairment charge of $7.8 million in fiscal 2019. Both of these charges are described below under “Fiscal 2019 Impairment of Goodwill.” Our operating income in fiscal 2018, also includes losses of $3.4 million related to the divestitures of our non-core utility field services operations and other non-core assets. These losses are reported in selling, general and administrative expenses in our consolidated statements of income.

Excluding these items and the aforementioned claims in fiscal 2019 and 2018, adjusted operating income increased $24.2 million, or 11.2%, in fiscal 2019 compared to fiscal 2018. The increase reflects improved results in both our GSG and CIG segments. GSG's operating income increased $17.1 million in fiscal 2019 compared to last year. These results are described below under "Government Services Group." CIG's operating income increased $5.2 million ($17.4 million on an adjusted basis) in fiscal 2019 compared to fiscal 2018. These results are described below under "Commercial/International Services Group."

Interest expense, net of interest income, was $13.6 million in fiscal 2019, compared to $15.5 million last year. The decreases reflect reduced borrowings, partially offset by higher interest rates (primarily LIBOR).

The effective tax rates for fiscal 2019 and 2018 were 9.3% and 21.5%, respectively. Theses tax rates reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the TCJA. The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income ("GILTI") tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. In fiscal 2019, we finalized our fiscal 2018 U.S. federal tax return and recorded a $2.4 million tax expense with respect to the one-time transition tax on foreign earnings. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of 24.5% (3 months at 35% and 9 months at 21%), and was 21% in fiscal 2019.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a deferred tax benefit of $10.1 million in fiscal 2018 to reflect our estimate of temporary differences in the United States that were to be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019 and recorded an additional deferred tax benefit of $2.6 million.

Valuation allowances of $23.4 million in Australia were released due to sufficient positive evidence being obtained in fiscal 2019. The valuation allowances were primarily related to net operating loss and Research and Development credit carry-forwards and other temporary differences. Excluding the net deferred tax benefits from the TCJA and the release of the valuation allowance, our effective tax rate was 21.9% in fiscal 2019 compared to 25.1% in fiscal 2018; the reduction is primarily due to the reduced U.S. corporate income tax rate.

With respect to the GILTI provisions of the TCJA, we have analyzed our structure and global results of operations and expect to have a GILTI tax of $0.4 million for fiscal 2019, which was included in our fiscal 2019 income tax expense.

Our EPS was $2.84 in fiscal 2019, compared to $2.42 in fiscal 2018. On the same basis as our adjusted operating income and excluding non-recurring tax benefits, adjusted EPS was $3.17 in fiscal 2019, compared to $2.64 last year.

Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$1,820,671	$1,694,871	$125,800	7.4%
Subcontractor costs	(491,290)	(482,537)	(8,753)	(1.8)
Revenue, net of subcontractor costs	$1,329,381	$1,212,334	$117,047	9.7

Income from operations	$185,263	$168,211	$17,052	10.1
Revenue and revenue, net of subcontractor costs, increased $125.8 million, or 7.4%, and $117.0 million, or 9.7%, respectively, in fiscal 2019 compared to fiscal 2018. These increases include contributions from the aforementioned acquisitions in fiscal 2019. Excluding these contributions, revenue and revenue, net of subcontractor costs, increased 4.8% and 6.9%, respectively, in fiscal 2019 compared to last year. These increases reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to last year. Overall, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $136.7 million and $85.7 million, respectively in fiscal 2019 compared to last year. Operating income increased $17.1 million in fiscal 2019 compared to fiscal 2018, primarily reflecting the higher U.S. state and local revenue. Our operating margin, based on revenue, net of subcontractor costs, was stable at 13.9% in both fiscal 2019 and 2018.

Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$1,342,509	$1,323,142	$19,367	1.5%
Subcontractor costs	(279,468)	(337,390)	57,922	17.2
Revenue, net of subcontractor costs	$1,063,041	$985,752	$77,289	7.8

Income from operations	$79,633	$74,451	$5,182	7.0
Revenue and revenue, net of subcontractor costs, increased $19.4 million, or 1.5%, and $77.3 million, or 7.8%, respectively, in fiscal 2019 compared to fiscal 2018. Our fiscal 2019 results included a reduction of revenue and a corresponding non-cash charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. Excluding this claim and the net impact of the aforementioned acquisitions/divestiture, revenue and revenue, net of subcontractor costs, increased 4.0% and 10.3%, respectively, in fiscal 2019 compared to last year. These increases primarily reflect increased international revenue, particularly for broad-based activities in Canada and renewable energy projects globally. Operating income increased $5.2 million in fiscal 2019 compared to fiscal 2018 reflecting the higher revenue. In addition to the aforementioned claim resolution, operating income in fiscal 2019 included the previously described charges of $10.9 million related to the planned disposal of our Canadian turn-key pipeline operations. Operating income in fiscal 2018 included a $12.5 million charge for a claim settlement for a fixed-price construction project that was completed in fiscal 2014. Excluding these charges, our operating income increased $17.4 million in fiscal 2019 compared to last year, and our operating margin, based on revenue, net of subcontractor costs, improved to 9.8% in fiscal 2019 from 8.8% last year.

Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$(1,542)	$14,199	$(15,741)	NM
Subcontractor costs	(1,243)	(11,551)	10,308	89.2
Revenue, net of subcontractor costs	$(2,785)	$2,648	$(5,433)	NM

Loss from operations	$(5,933)	$(4,573)	$(1,360)	(29.7)
RCM's projects were substantially complete at the end of fiscal 2018. The operating loss of $5.9 million in fiscal 2019 reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed in prior years. The operating loss in fiscal 2018 primarily reflects legal costs related to outstanding claims. We recorded no material gains or losses related to claims in fiscal 2018.

Fiscal 2019 Acquisition and Integration Expenses

In fiscal 2019, we incurred acquisition and integration expenses of $10.4 million related to the WYG acquisition. These expenses included $3.3 million of acquisition expenses that were primarily for professional services, such as legal and investment banking, to support the transaction and were all paid in the fourth quarter of fiscal 2019. Subsequent to the acquisition date, we also recorded charges of $7.1 million for integration activities, including the elimination of redundant general and administrative costs, real estate consolidation, and conversion of information technology platforms, substantially all of which will be paid next year.

Fiscal 2019 and 2018 Earn-Out Adjustments

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported losses of $1.1 million and $4.3 million in fiscal 2019 and 2018, respectively. The fiscal 2018 losses resulted from updated valuations of the contingent consideration liabilities for Norman, Disney and Young ("NDY"), Eco Logical Australia ("ELA") and Cornerstone Environmental Group ("CEG"). These valuations included updated projections of NDY's, ELA's, and CEG's financial performance during the earn-out periods, which exceeded our original estimates at their respective acquisition dates. In addition, we recognized charges of $2.0 million and $1.5 million in fiscal 2019 and 2018, respectively, that related to the earn-out for Glumac but was treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.

At September 29, 2019, there was a total maximum of $72.4 million of outstanding contingent consideration related to acquisitions. Of this amount, $53.0 million was estimated as the fair value and accrued on our consolidated balance sheet.

Fiscal 2019 Impairment of Goodwill

During the fourth quarter of fiscal 2019, we performed as strategic review of all of our operations. As a result, we decided to dispose of our turn-key pipeline activities in Western Canada in our Remediation and Field Services ("RFS") reporting unit, which is in our CIG segment. As a result, we incurred severance and project-related charges related to the disposition of $10.9 million, which were reported in the CIG segment's operating income. We also performed an interim goodwill impairment review of our RFS reporting unit and recorded a $7.8 million goodwill impairment charge. The impaired goodwill related to our acquisition of Parkland Pipeline Contractors LTD. As a result of the impairment charge, the estimated fair value of our RFS reporting unit equals its carrying value at September 29, 2019. If the financial performance of the remaining operations in our RFS reporting unit were to deteriorate or fall below our forecasts, the related goodwill may become further impaired.
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

The following table provides a reconciliation between RUPOs and backlog as of September 29, 2019:

Amount
(in thousands)
RUPOs	$3,081,471
Items impacting comparability: Contract term	10,386
Backlog	$3,091,857

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

NM = not meaningful

The following table reconciles our reported results to non-GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments. Adjusted results also exclude losses from the divestitures of our non-core utility field services operations and other non-core assets in fiscal 2018. In addition, our adjusted results also exclude a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million from a claim settlement in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS averaged 28% and 33% in fiscal 2018 and 2017, respectively. We apply the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
Revenue	$2,964,148	$2,753,360	$210,788	7.7%
RCM	(14,199)	(18,207)	4,008	NM
Claim settlement	10,576	—	10,576	NM
Adjusted revenue	$2,960,525	$2,735,153	$225,372	8.2

Revenue	$2,964,148	$2,753,360	$210,788	7.7
Subcontractor costs	(763,414)	(719,350)	(44,064)	NM
Revenue, net of subcontractor costs	$2,200,734	$2,034,010	$166,724	8.2
RCM	(2,648)	86	(2,734)	NM
Claim settlement	10,576	—	10,576	NM
Adjusted revenue, net of subcontractor costs	$2,208,662	$2,034,096	$174,566	8.6

Income from operations	$190,086	$183,342	$6,744	3.7
Contingent consideration – fair value adjustments	4,252	(6,923)	11,175	NM
Non-core divestitures	3,434	—	3,434	NM
Claim settlement	12,457	—	12,457	NM
Contingent consideration - compensation	1,501	—	1,501	NM
Subtotal	211,730	176,419	35,311	20.0
RCM	4,573	14,712	(10,139)	NM
Adjusted income from operations	$216,303	$191,131	$25,172	13.2

EPS	$2.42	$2.04	$0.38	18.6
Contingent consideration – fair value adjustments	0.06	(0.08)	0.14	NM
Contingent consideration - compensation	0.02	—	0.02	NM
RCM	0.06	0.17	(0.11)	NM
Revaluation of deferred taxes	(0.19)	—	(0.19)	NM
Non-core divestitures	0.11	—	0.11	NM
Claim settlement	0.16	—	0.16	NM
Adjusted EPS	$2.64	$2.13	$0.51	23.9

NM = not meaningful
In fiscal 2018, revenue and revenue, net of subcontractor costs, increased $210.8 million, or 7.7%, and $166.7 million, or 8.2%, respectively, compared to fiscal 2017. Our adjusted revenue and revenue, net of subcontractor costs, increased $225.4 million, or 8.2%, and $174.6 million, or 8.6%, respectively, compared to fiscal 2017. This growth includes contributions from the acquisitions of Glumac and NDY, partially offset by the divestiture of our non-core utility field services operations. Excluding the net impact from these transactions, our revenue grew $102.6 million, or 3.8%, in fiscal 2018 compared to fiscal 2017. The growth was due to increased state and local government activity led by our disaster response projects, as well as our U.S. federal government and international government business primarily in our GSG segment. These increases were partially offset by a decline in our international oil and gas activities in Western Canada in our CIG segment.

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

Excluding these items, adjusted operating income increased $25.2 million, or 13.2%, in fiscal 2018 compared to fiscal 2017. The increase in our operating income reflects improved results in our GSG segment. GSG's operating income increased $30.0 million in fiscal 2018 compared to last year. These results are described below under "Government Services Group."

Interest expense, net was $15.5 million in fiscal 2018 compared to $11.6 million in fiscal 2017. This increase reflects higher interest rates (primarily LIBOR) and additional borrowings to fund business growth, including the fiscal 2018 acquisitions, and other working capital needs.

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

Our EPS was $2.42 in fiscal 2018, compared to $2.04 in fiscal 2017. On the same basis as our adjusted operating income, EPS was $2.64 in fiscal 2018, compared to $2.13 in fiscal 2017.

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
Revenue and revenue, net of subcontractor costs, increased $207.3 million, or 13.9%, and $145.2 million, or 13.6%, respectively, compared to fiscal 2017. These increases include the aforementioned contribution from our Glumac acquisition. Excluding this contribution, our revenue increased 9.8% in fiscal 2018 compared to fiscal 2017. This increase reflects broad-based revenue growth in our U.S. state and local government project-related infrastructure revenue with particularly increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. The increase also includes higher revenue from disaster response activities in fiscal 2018 compared to last year due to the unprecedented number of natural disasters in the United States during 2017. The level of our activities was particularly increased by the hurricanes in Florida and Texas, and the fires in California. Our U.S. state and local government revenue and revenue, net of subcontractor costs, increased $114.9 million and $68.7 million, respectively, in fiscal 2018 compared to last year. To a lesser extent, our U.S. federal business also improved compared to fiscal 2017, primarily due to an increase in environmental work for the DoD and DOS. Operating income increased $30.0 million in fiscal 2018 compared to fiscal 2017, reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 13.9% in fiscal 2018 from 13.0% in fiscal 2017. This increase in profitability primarily reflects increasing revenue and improved utilization of resources.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 30, 2018	October 1, 2017	Change
			$	%
	($ in thousands)
Revenue	$1,323,142	$1,326,020	$(2,878)	(0.2)%
Subcontractor costs	(337,390)	(359,082)	21,692	6.0
Revenue, net of subcontractor costs	$985,752	$966,938	$18,814	1.9

Income from operations	$74,451	$90,817	$(16,366)	(18.0)
Revenue and revenue, net of subcontractor costs, decreased $2.9 million, or 0.2%, and increased $18.8 million, or 1.9%, respectively, in fiscal 2018 compared to fiscal 2017. These amounts include the aforementioned contribution from our NDY acquisition. In addition, these year-over-year comparisons were impacted by the divestiture of our non-core utility field services operations in fiscal 2018 and the reduction of revenue of $10.6 million from the settlement of the claim in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. Excluding the net impact of the acquisition/divestiture and the claim adjustment, revenue and revenue, net of subcontractor costs decreased 3.1% and 2.4%, respectively, in fiscal 2018 compared to fiscal 2017. These results primarily reflect lower oil and gas revenue in Western Canada, which declined $75.6 million in fiscal 2018 compared to fiscal 2017. Operating income decreased $16.4 million, or, 18.0%, in fiscal 2018 compared to fiscal 2017 primarily due to the $12.5 million charge for the claim settlement in the fourth quarter of fiscal 2018 for the fixed-price construction project that was completed in fiscal 2014. Excluding this charge, operating income declined 4.3% in fiscal 2018 compared to fiscal 2017 reflecting the lower revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, declined to 7.6% in fiscal 2018 from 9.4% in fiscal 2017 reflecting the claim settlement in the fourth quarter of fiscal 2018.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months. On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million under the previous stock purchase program. In fiscal 2019, we expended the $25 million under the previous stock purchase program and an additional $75 million under the new program. We declared and paid common stock dividends totaling $29.7 million, or $0.54 per share, in fiscal 2019 compared to $24.5 million, or $0.44 per share, in fiscal 2018.

Subsequent Event. On November 11, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on December 13, 2019 to stockholders of record as of the close of business on December 2, 2019.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. Historically, we indefinitely reinvested our foreign earnings, and did not need to repatriate these earnings. However, in fiscal 2018, we evaluated our global tax planning and financing strategies as a result of the recent changes in U.S. tax law. As a result, we completed a one-time repatriation of a portion of our foreign earnings totaling approximately $117 million in fiscal 2018. We paid down debt in the U.S. with most of these funds during the fourth quarter of fiscal 2018. This transaction resulted in a $2.4 million net repatriation tax on a global basis. At September 29, 2019, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $44.0 million, which are expected to be permanently reinvested. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 29, 2019, the incremental foreign withholding taxes applicable to those earnings would be approximately $1.1 million. We have no need or plans to repatriate additional foreign earnings in the foreseeable future.

Cash Equivalents and Restricted Cash. As of September 29, 2019, cash equivalents and restricted cash were $120.9 million, a decrease of $28.0 million compared to the fiscal 2018 year-end. The decrease was primarily due to payments for acquisitions, stock repurchases and dividends.
Operating Activities. For fiscal 2019, net cash provided by operating activities was $208.5 million compared to $185.7 million in fiscal 2018. The increase primarily resulted from additional cash collections from accounts receivable and improved management of our working capital.
Investing Activities. Net cash used in investing activities was $99.7 million in fiscal 2019, an increase of $57.1 million compared to last year. The increase was primarily the result of proceeds from the divestiture of our non-core utility field services operations in fiscal 2018 that did not recur this year.
Financing Activities. For fiscal 2019, net cash used in financing activities was $135.1 million, a decrease of $46.9 million compared to fiscal 2018. The decrease in net cash used was due to lower net borrowings of long-term debt, partially offset by $25 million more in stock repurchases in fiscal 2019 compared to last year.
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

At September 29, 2019, we had $276.4 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $240.6 million under the Term Loan Facility and $35.8 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.37% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending September 29, 2019 under the Amended Credit Agreement, including the effects of interest rate swap agreements was 3.65%. At September 29, 2019, we had $413.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.7 million, $0.6 million, and $0.8 million for fiscal 2019, 2018 and 2017, respectively.

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

At September 29, 2019, we were in compliance with these covenants with a consolidated leverage ratio of 1.30x and a consolidated interest coverage ratio of 16.51x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $41.4 million, of which $10.2 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2020 and is secured by a parent guarantee. At September 29, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$6.1 million, which were issued in currencies other than the U.S. dollar.

We maintain at our United Kingdom subsidiary a GBP£35 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in July 2020 and is secured by a parent guarantee. At September 29, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$17.4 million, which were issued in currencies other than the U.S. dollar.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Maximum Payment	Payment Date
	(in thousands, except per share data)
November 5, 2018	$0.12	November 30, 2018	$6,654	December 14, 2018
January 28, 2019	$0.12	February 13, 2019	$6,616	February 28, 2019
April 29, 2019	$0.15	May 15, 2019	$8,219	May 31, 2019
July 29, 2019	$0.15	August 14, 2019	$8,185	August 30, 2019
November 11, 2019	$0.15	December 2, 2019	N/A	December 13, 2019

Contractual Obligations. The following sets forth our contractual obligations at September 29, 2019:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$276,434	$12,500	$28,125	$235,809	$—
Interest (1)	30,307	8,460	15,842	6,005	—
Capital leases	87	72	15	—	—
Operating leases (2)	343,532	108,758	117,842	62,240	54,692
Contingent earn-outs (3)	52,992	24,977	28,015	—	—
Deferred compensation liability	29,548	—	—	—	29,548
Unrecognized tax benefits (4)	9,169	977	7,551	641	—
Total	$742,069	$155,744	$197,390	$304,695	$84,240

(1)	Interest primarily related to the Term Loan Facility is based on a weighted-average interest rate at September 29, 2019, on borrowings that are presently outstanding.

(2)	Predominantly represents real estate leases.

(3)	Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions. The remaining maximum contingent earn-out obligations for these acquisitions total $72.4 million.

(4)
Represents liabilities for unrecognized tax benefits related to uncertain tax positions, excluding amounts related primarily to outstanding refund claims. We are unable to reasonably predict the timing of tax settlements, as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For more information, see Note 9, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.

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

As of September 29, 2019 and September 30, 2018, the liability for income taxes associated with uncertain tax positions was $9.2 million and $8.3 million, respectively.

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
The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At September 29, 2019, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement, $41.4 million in standby letters of credit outstanding under our additional letter of credit facilities and $6.1 million of bank guarantees under our Australian facility, and $17.4 million under our United Kingdom facility.

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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (see Note 7, "Goodwill and Intangible Assets" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion).
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
The goodwill impairment review involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, operating profit margins, business plans, discount rates and tax rates. We also make certain assumptions about future market conditions, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. This could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand for our services due to changing economic conditions. In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 1, 2019 (i.e. the first day of our fourth quarter in fiscal 2019), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 25%.
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
Income Taxes
We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 29, 2019, primarily net operating losses and certain foreign intangibles, will not be realized, and we have reserved accordingly.
According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. For more information related to our unrecognized tax benefits, see Note 9, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting standards and the effect they could have on the consolidated financial statements, see Note 2, "Basis of Presentation and Preparation" of the "Notes to Consolidated Financial Statements" included in Item 8.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollar, and British Pound.

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At September 29, 2019, we had borrowings outstanding under the Credit Agreement of $276.4 million at a weighted-average interest rate of 3.37% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of September 29, 2019, the notional principal of our outstanding interest swap agreements was $240.6 million ($48.1 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at September 29, 2019, was 3.65%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both fiscal 2019 and fiscal 2018. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2019 and 2018, 27.7% and 24.7% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2019, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $21.1 million compared to a decrease in equity of $29.7 million in fiscal 2018. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of September 29, 2019 and September 30, 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 29, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded WYG plc (WYG) from its assessment of internal control over financial reporting as of September 29, 2019, because it was acquired by the Company in a purchase business combination during 2019. We have also excluded WYG from our audit of internal control over financial reporting. WYG is a wholly-owned subsidiary whose total assets and total revenue excluded from management's assessment and our audit of internal control over financial reporting represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 29, 2019.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - determination of total estimated contract cost for fixed-price contracts

As described in Note 3 to the consolidated financial statements, the Company’s services are performed under three principal types of contracts: fixed-price, time-and-materials and cost-plus. Under fixed-price contracts, which account for approximately 34% of the Company's total consolidated revenue, the Company’s clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue on fixed-price contracts is recognized over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company’s customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. As disclosed by management, this measure includes forecasts based on the best information available and reflects the judgment to faithfully depict the value of the services transferred to the customer. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the contract is made in the period in which the loss becomes evident.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of total estimated contract cost for fixed-price contracts is a critical audit matter are there was a significant amount of judgment required by management in determining the total estimated contract cost for fixed-price contracts which, in turn, led to a high degree of auditor judgment, subjectivity and audit effort in performing our procedures to evaluate the total estimated contract costs for fixed-price contracts and the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated contract cost for fixed-price contracts. These procedures also included, among others, (i) evaluating and testing management’s process for determining the total estimated contract cost for a sample of contracts, which included review of contracts and other documents that support those estimates, and testing of underlying contract costs; (ii) assessing management's ability to reasonably estimate total contract cost by performing a comparison of the actual total estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost and (iii) evaluating management’s methodologies and assessing the consistency of management’s approach over the life of the contract.

Goodwill impairment assessment - Remediation and Field Services reporting unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company's consolidated goodwill balance was $924.8 million as of September 29, 2019, and the goodwill associated with the Remediation and Field Services (RFS) reporting unit was $48.8 million. Management performs an annual goodwill impairment review at the beginning of the fiscal fourth quarter of each year, July 1, 2019, for fiscal 2019, or more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. During the fourth quarter of fiscal 2019, management performed a strategic review of the Company's operations. As a result, management decided to dispose of the Canadian turn-key pipeline activities in the RFS reporting unit, which is in the Commercial/International Services Group (CIG) reportable segment. Management performed an interim goodwill impairment review of the RFS reporting unit and recorded a $7.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equals its carrying value of $61 million at September 29, 2019, including the remaining $48.8 million of goodwill. The impairment test for goodwill involves the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. Management estimates the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach. Management's cash flow projections for the RFS Reporting Unit included significant judgments and assumptions relating to revenue growth rate, operating profit margin forecasts and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the RFS reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit which, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management's cash flow projections and significant assumptions, including revenue growth rate, operating profit margin forecasts and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the evaluation of the Company's reporting units. These procedures also included, among others, testing management's process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow method; testing the completeness, accuracy, and relevance of underlying data used in the cash flow projections; and evaluating the significant assumptions used by management, including revenue growth rate, operating margin forecasts and the discount rate. Evaluating management's assumptions related to revenue growth rates and projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow method and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 27, 2019

We have served as the Company’s auditor since 2004.

TETRA TECH, INC.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 29, 2019	September 30, 2018
Current assets:
Cash and cash equivalents	$120,732	$146,185
Accounts receivable – net	768,720	694,221
Contract assets	114,324	142,882
Prepaid expenses and other current assets	62,196	56,003
Income taxes receivable	13,820	11,089
Total current assets	1,079,792	1,050,380

Property and equipment – net	39,441	43,278
Investments in unconsolidated joint ventures	6,873	3,370
Goodwill	924,820	798,820
Intangible assets – net	16,440	16,123
Deferred income taxes	28,385	8,607
Other long-term assets	51,657	38,843
Total assets	$2,147,408	$1,959,421

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206,609	$160,222
Accrued compensation	203,384	180,153
Contract liabilities	165,611	143,270
Income taxes payable	—	8,272
Current portion of long-term debt	12,572	12,599
Current contingent earn-out liabilities	24,977	13,633
Other current liabilities	156,801	99,944
Total current liabilities	769,954	618,093

Deferred income taxes	12,971	30,166
Long-term debt	263,949	264,712
Long-term contingent earn-out liabilities	28,015	21,657
Other long-term liabilities	83,055	57,693

Commitments and contingencies (Note 18)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 29, 2019 and September 30, 2018	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,565 and 55,349 shares at September 29, 2019 and September 30, 2018, respectively	546	553
Additional paid-in capital	78,132	148,803
Accumulated other comprehensive loss	(160,584)	(127,350)
Retained earnings	1,071,192	944,965
Tetra Tech stockholders' equity	989,286	966,971
Noncontrolling interests	178	129
Total stockholders' equity	989,464	967,100
Total liabilities and stockholders' equity	$2,147,408	$1,959,421
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
Revenue	$3,107,348	$2,964,148	$2,753,360
Subcontractor costs	(717,711)	(763,414)	(719,350)
Other costs of revenue	(1,981,454)	(1,816,276)	(1,680,372)
Gross profit	408,183	384,458	353,638
Selling, general and administrative expenses	(200,230)	(190,120)	(177,219)
Acquisition and integration expenses	(10,351)	—	—
Contingent consideration – fair value adjustments	(1,085)	(4,252)	6,923
Impairment of goodwill	(7,755)	—	—
Income from operations	188,762	190,086	183,342
Interest income	1,732	1,824	729
Interest expense	(15,358)	(17,348)	(12,310)
Income before income tax expense	175,136	174,562	171,761
Income tax expense	(16,375)	(37,605)	(53,844)
Net income	158,761	136,957	117,917
Net income attributable to noncontrolling interests	(93)	(74)	(43)
Net income attributable to Tetra Tech	$158,668	$136,883	$117,874
Earnings per share attributable to Tetra Tech:
Basic	$2.89	$2.46	$2.07
Diluted	$2.84	$2.42	$2.04
Weighted-average common shares outstanding:
Basic	54,986	55,670	56,911
Diluted	55,936	56,598	57,913
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
Net income	$158,761	$136,957	$117,917

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21,109)	(29,656)	27,894
(Loss) gain on cash flow hedge valuations	(12,125)	806	1,614
Other comprehensive (loss) income attributable to Tetra Tech	(33,234)	(28,850)	29,508
Other comprehensive income (loss) attributable to noncontrolling interests	243	(64)	8
Comprehensive income	$125,770	$108,043	$147,433

Comprehensive income attributable to Tetra Tech	$125,434	$108,033	$147,382
Comprehensive income attributable to noncontrolling interests	336	10	51
Comprehensive income	$125,770	$108,043	$147,433
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Equity
Fiscal Years Ended October 1, 2017, September 30, 2018, and September 29, 2019
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 2, 2016	57,042	$570	$260,340	$(128,008)	$736,357	$869,259	$144	$869,403
Comprehensive income, net of tax:
Net income					117,874	117,874	43	117,917
Foreign currency translation adjustments				27,894		27,894	8	27,902
Gain on cash flow hedge valuations				1,614		1,614		1,614
Comprehensive income, net of tax						147,382	51	147,433
Distributions paid to noncontrolling interests							(24)	(24)
Cash dividends of $0.38 per common share					(21,672)	(21,672)		(21,672)
Stock-based compensation			13,450			13,450		13,450
Stock options exercised	791	8	18,556			18,564		18,564
Restricted stock award, restricted & performance shares released	116	2	(3,472)			(3,470)		(3,470)
Shares issued for Employee Stock Purchase Plan	190	2	4,938			4,940		4,940
Stock repurchases	(2,266)	(23)	(99,977)			(100,000)		(100,000)
BALANCE AT OCTOBER 1, 2017	55,873	559	193,835	(98,500)	832,559	928,453	171	928,624
Comprehensive income, net of tax:
Net income					136,883	136,883	74	136,957
Foreign currency translation adjustments				(29,656)		(29,656)	(64)	(29,720)
Gain on cash flow hedge valuations				806		806		806
Comprehensive income, net of tax						108,033	10	108,043
Distributions paid to noncontrolling interests							(52)	(52)
Cash dividends of $0.44 per common share					(24,477)	(24,477)		(24,477)
Stock-based compensation			19,582			19,582		19,582
Restricted & performance shares released	277	3	(8,874)			(8,871)		(8,871)
Stock options exercised	549	5	13,506			13,511		13,511
Shares issued for Employee Stock Purchase Plan	142	1	5,739			5,740		5,740
Stock repurchases	(1,492)	(15)	(74,985)			(75,000)		(75,000)
BALANCE AT SEPTEMBER 30, 2018	55,349	553	148,803	(127,350)	944,965	966,971	129	967,100
Comprehensive income, net of tax:
Net income					158,668	158,668	93	158,761
Foreign currency translation adjustments				(21,109)		(21,109)	243	(20,866)
Loss on cash flow hedge valuations				(12,125)		(12,125)		(12,125)
Comprehensive income, net of tax						125,434	336	125,770
Distributions paid to noncontrolling interests							(287)	(287)
Cash dividends of $0.54 per common share					(29,674)	(29,674)		(29,674)
Stock-based compensation			17,618			17,618		17,618
Restricted & performance shares released	183	2	(6,895)			(6,893)		(6,893)
Stock options exercised	448	5	11,746			11,751		11,751
Shares issued for Employee Stock Purchase Plan	148	2	6,844			6,846		6,846
Stock repurchases	(1,563)	(16)	(99,984)			(100,000)		(100,000)
Cumulative effect of accounting changes					$(2,767)	$(2,767)		$(2,767)
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
See accompanying Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$158,761	$136,957	$117,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,844	38,636	45,756
Equity in income of unconsolidated joint ventures, net of distributions	(25)	(568)	(647)
Amortization of stock-based awards	17,618	19,582	13,450
Deferred income taxes	(37,615)	(29,360)	(9,957)
Provision for doubtful accounts	16,964	7,167	2,847
Impairment of goodwill	7,755	—	—
Fair value adjustments to contingent consideration	1,085	4,252	(6,923)
Loss (gain) on sale of assets and divested business	(232)	1,045	(103)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(10,226)	(46,273)	(64,781)
Prepaid expenses and other assets	2,568	(12,638)	(8,317)
Accounts payable	39,011	(16,032)	18,597
Accrued compensation	18,359	27,492	13,413
Contract liabilities	(6,039)	15,228	28,298
Other liabilities	(16,929)	24,998	5,662
Income taxes receivable/payable	(11,386)	17,596	(13,725)
Cash settled contingent earn-out liability	—	(2,349)	—
Net cash provided by operating activities	208,513	185,733	141,487
Cash flows from investing activities:
Capital expenditures	(16,198)	(9,726)	(9,741)
Payments for business acquisitions, net of cash acquired	(84,159)	(68,256)	(8,039)
Proceeds from sale of assets and divested business, net	651	35,348	820
Net cash used in investing activities	(99,706)	(42,634)	(16,960)
Cash flows from financing activities:
Repayments on long-term debt	(415,491)	(485,946)	(233,889)
Proceeds from borrowings	417,262	401,965	243,553
Payments of contingent earn-out liabilities	(12,018)	(1,412)	(1,319)
Debt pre-payment costs	—	(1,737)	—
Repurchases of common stock	(100,000)	(75,000)	(100,000)
Stock options exercised	11,751	13,520	18,555
Dividends paid	(29,674)	(24,477)	(21,672)
Taxes paid on vested restricted stock	(6,893)	(8,871)	(3,495)
Net cash used in financing activities	(135,063)	(181,958)	(98,267)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,727)	(4,947)	3,452

Net increase (decrease) in cash, cash equivalents and restricted cash	(27,983)	(43,806)	29,712
Cash, cash equivalents and restricted cash at beginning of year	148,884	192,690	162,978
Cash, cash equivalents and restricted cash at end of year	$120,901	$148,884	$192,690

Supplemental information:
Cash paid during the year for:
Interest	$12,310	$15,570	$11,504
Income taxes, net of refunds received of $5.2 million, $2.5 million and $2.1 million	$66,038	$49,842	$72,578

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$120,732	$146,185	$189,975
Restricted cash	169	2,699	2,715
Total cash, cash equivalents and restricted cash	$120,901	$148,884	$192,690
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
Beginning in fiscal 2018, we aligned our operations to better serve our clients and markets, resulting in two renamed reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international activities other than work for development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment. Certain reclassifications were made to the prior years to conform to the current-year presentation.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2019, 2018 and 2017 each contained 52 weeks.
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
Cash and Cash Equivalents.    Cash and cash equivalents include highly liquid investments with maturities of 90 days or less at the date of purchase. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. As of fiscal 2019 and fiscal 2018 year-ends, we had restricted cash of $0.2 million and $2.7 million, respectively, on the consolidated balance sheet, and it was included in our "Prepaid expenses and other current assets".
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
Accounts Receivable – Net.    Net accounts receivable is primarily comprised of billed and unbilled accounts receivable, contract retentions and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 29, 2019 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. Contract retentions represent amounts withheld by clients until certain conditions are met or the project is completed, which may be several months or years. Allowances for doubtful accounts represent the amounts that may become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and particular industry conditions that may affect a client's ability to pay. Billings in excess of costs on uncompleted contracts represent the amount of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts will be earned within 12 months.

Property and Equipment.    Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and any resulting gain or loss is reflected in our consolidated statements of income. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to ten years for equipment, furniture and fixtures. Buildings are depreciated over periods not exceeding 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the length of the lease. Assets held for sale are carried at the lower of their carrying amount (i.e., net book value) or fair value less cost to sell and are reported as "Prepaid expenses and other current assets" on our consolidated balance sheets.
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
Business Combinations.    The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The determination of fair values of assets and liabilities acquired requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Transaction costs associated with business combinations are expensed as they are incurred.
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
We test our goodwill for impairment on an annual basis, and more frequently when an event occurs, or circumstances indicate that the carrying value of the asset may not be recoverable. We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 1, 2019 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values based on their short-term nature. The carrying amounts of our revolving credit facility approximates fair value because the interest rates are based upon variable reference rates. Certain other assets and liabilities, such as contingent earn-out liabilities and amounts related to cash-flow hedges, are required to be carried in our consolidated financial statements at fair value.
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
Income Taxes.    We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 29, 2019 will not be realized.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 23% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2019 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 49%, 23% and 28% of our fiscal 2019 revenue was generated from our U.S government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian and Australian dollars, and British pounds. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income (loss). Gains or losses from foreign currency transactions are included in income from operations.
Recent Accounting Pronouncements.
New accounting pronouncements implemented by us during fiscal 2019 are discussed below.
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
In March 2016, the FASB issued updated guidance which requires excess tax benefits and deficiencies on share-based payments to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. It also requires the presentation of employee taxes as financing activities on consolidated statements of cash flows, which was previously classified as operating activities. This guidance was effective for annual and interim periods beginning after December 15, 2016 (first quarter of fiscal 2018 for us), with early adoption permitted. In the first quarter of fiscal 2017, we adopted this guidance. At the beginning of fiscal 2019, we revised the presentation of "Net cash provided by operating activities" and "Net cash (used in) provided by financing activities" in the consolidated statement of cash flows for prior period to adjust the presentation of “Taxes paid on vested restricted stock” and appropriately reflect such amounts as financing activities. The adjustment resulted in an increase of net cash provided by operating activities of $8.9 million and $3.5 million, and an increase of net cash used in financing activities of $8.9 million and $3.5 million for fiscal 2018 and 2017, respectively. We assessed the materiality of these adjustments on our consolidated financial statements for prior periods and concluded that the amounts were not material to any prior interim or annual periods. We elected to revise the presentation for comparability purposes.

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

In August 2018, the Securities and Exchange Commission (“SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, considering other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. As such, we removed the disclosure of cash dividends paid per share from our consolidated statements of income.

New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet to increase transparency and comparability among organizations, and further clarified and amended this guidance. Lessees will be required to recognize a right-of-use asset and a lease liability on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees will classify leases as either finance or operating leases. Substantially all of our leases are operating leases, which will result in lease expense on a straight-line basis over the term of the lease. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018 (first quarter of fiscal 2020 for us). The new guidance will be applied to leases that exist or are entered into on or after September 30, 2019 (first day of our fiscal 2020) without adjusting comparative periods in the financial statements. We expect to utilize the practical expedients that, upon adoption of this guidance, allow us to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. We are in the final stages of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new guidance. Based on the most recent assessment of existing leases, the adoption of the guidance is expected to result in right-of-use assets and lease liabilities that will be included on the balance sheet as of September 30, 2019 of approximately $300 million. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of income or cash flows. Our current amounts payable under non-cancelable lease commitments are disclosed in Note 11, "Leases".

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

In August 2018, The FASB issued updated guidance modifying certain fair value measurement disclosures. The updated guidance contains additional disclosures to enable users of the financial statements to better understand the entity’s assumption used to develop significant unobservable inputs for Level 3 fair value measurements, but also eliminates the requirement for entities to disclose the amount of and reasons for transfers between Level 1 and Level 2 investments within the fair value hierarchy. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
3.           Revenue Recognition
On October 1, 2018, we adopted ASC 606, "Revenue from Contracts with Customers", which supersedes most current revenue recognition guidance, including industry-specific guidance. We adopted the standard on a modified retrospective basis which results in no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption. As part of our adoption, the new standard was applied only to those contracts that were not substantially completed as of the date of adoption.

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

Time-and-Materials. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we spend on a project. In addition, clients reimburse us for our actual out-of-pocket costs for materials and other direct incidental expenditures that we incur in connection with our performance under the contract. Most of our time-and-material contracts are subject to maximum contract values, and may include annual billing rate adjustment provisions.

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

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statements of income for fiscal year ended September 29, 2019:

	Fiscal Year Ended
	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Revenue	$3,105,621	$1,727	$3,107,348
Income from operations	187,035	1,727	188,762
Income tax expense	(15,874)	(501)	(16,375)
Net income attributable to Tetra Tech	157,442	1,226	158,668

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated balance sheet as of September 29, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Assets
Accounts receivable - net	$770,164	$(1,444)	$768,720
Contract assets (1)	117,750	(3,426)	114,324

Liabilities and equity
Contract liabilities (2)	$168,321	$(2,710)	$165,611
Deferred income taxes	13,590	(619)	12,971

Equity (3)
Retained earnings	$1,072,732	$(1,540)	$1,071,192

(1) Previously included in "Account receivable - net".
(2) Previously presented as "Billings in excess of costs on uncompleted contracts".
(3) Includes $2.8 million of cumulative catch-up adjustment to retained earnings on October 1, 2018 upon adoption of ASC 606.

The following table presents how the adoption of ASC 606 affected certain line items in our consolidated statement of cash flows for fiscal year ended September 29, 2019:

	Recognition Under Previous Guidance	Impact of the Adoption of ASC 606	Recognition Under ASC 606
	(in thousands)
Cash flows from operating activities:
Net income	$157,535	$1,226	$158,761
Deferred income taxes	(38,116)	501	(37,615)
Accounts receivable and contract assets	(17,434)	7,208	(10,226)
Contract liabilities	2,896	(8,935)	(6,039)
Net cash provided by operating activities	208,513	—	208,513

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

	Balance at
	September 29, 2019	September 30, 2018
	(in thousands)
Contract assets	$114,324	$142,882
Contract liabilities	165,611	143,270
Net contract liabilities	$(51,287)	$(388)

We recognized $90.0 million of revenue during fiscal 2019 that was included in contract liabilities as of September 30, 2018. The amount of revenue recognized from changes in transaction price associated with performance obligations satisfied in prior periods during fiscal 2019 was not material. The change in transaction price primarily relates to reimbursement of costs incurred in prior periods.

We recognize revenue from contracts primarily utilizing the cost-to-cost measure of progress method in order to estimate the progress towards completion and determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $0.8 million for fiscal 2019, compared to net unfavorable operating income adjustments of $11.2 million for fiscal 2018. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of September 29, 2019 and September 30, 2018, our consolidated balance sheets included liabilities for anticipated losses of $11.5 million and $13.6 million, respectively. The estimated cost to complete the related contracts as of September 29, 2019 was $15.2 million.

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Client Sector
U.S. state and local government	$587,364	$469,231	$353,062
U.S. federal government (1)	941,102	974,384	901,136
U.S. commercial	719,314	788,398	764,643
International (2)	859,568	732,135	734,519
Total	$3,107,348	$2,964,148	$2,753,360

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the twelve months ended months ended September 29, 2019 and September 30, 2018.

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Contract Type
Fixed-price	$1,048,157	$986,910	$909,197
Time-and-materials	1,509,901	1,395,148	1,264,546
Cost-plus	549,290	582,090	579,617
Total	$3,107,348	$2,964,148	$2,753,360

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.1 billion of RUPOs as of September 29, 2019. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of September 29, 2019 over the following periods:

Amount
(in thousands)
Within 12 months	$1,896,395
Beyond	1,185,076
Total	$3,081,471

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

4.           Stock Repurchase and Dividends
On November 5, 2018, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program. All of our repurchased shares were through open market purchases. As of the fiscal 2019 year-end, we had $125 million remaining under our new program. The following table summarizes stock repurchase activity for fiscal 2018 and 2019:

Fiscal Year	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2018	2018 Program	1,491,569	$50.28	$75,000

2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	$66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

The following table summarizes dividends declared and paid in fiscal 2019 and 2018:

Declaration Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
April 29, 2019	$0.15	May 15, 2019	May 31, 2019	8,219
July 29, 2019	$0.15	August 14, 2019	August 30, 2019	8,185
Total dividend paid as of September 29, 2019				$29,674

November 6, 2017	$0.10	November 30, 2017	December 15, 2017	$5,589
January 29, 2018	$0.10	February 14, 2018	March 2, 2018	5,583
April 30, 2018	$0.12	May 16, 2018	June 1, 2018	6,664
July 30, 2018	$0.12	August 16, 2018	August 31, 2018	6,641
Total dividend paid as of September 30, 2018				$24,477

Subsequent Events.    On November 11, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on December 13, 2019 to stockholders of record as of the close of business on December 2, 2019.
5.           Accounts Receivable - Net
Net accounts receivable consisted of the following at September 29, 2019 and September 30, 2018:

	September 29, 2019	September 30, 2018
	(in thousands)
Billed	$522,256	$464,062
Unbilled	300,035	267,739
Total accounts receivable – gross	822,291	731,801
Allowance for doubtful accounts	(53,571)	(37,580)
Total accounts receivable – net	$768,720	$694,221

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 29, 2019 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect a client's ability to pay.
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
Total accounts receivable at September 29, 2019 and September 30, 2018 included approximately $15 million and $74 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In fiscal 2019, we recognized reductions of revenue of $26.7 million and $4.6 million, and related losses in operating income of $28.2 million and $5.7 million in our CIG and RCM segments, respectively, primarily due to the resolution of several claims in fiscal 2019 for amounts lower than we previously expected. In fiscal 2018, we recognized a reduction of revenue of $10.6 million and related losses in operating income of $12.5 million in our CIG segment for a fixed-price construction project that was completed in fiscal 2014 prior to our decision to exit similar activities in the RCM segment.

On our state and local government contracts, billed accounts receivable were $129.3 million and $89.3 million at September 29, 2019 and September 30, 2018, respectively. The total of unbilled receivables and contract assets were $59.6 million and $38.6 million at September 29, 2019 and September 30, 2018, respectively. Other than the state and local governments and U.S. federal government, no single client accounted for more than 10% of our accounts receivable at September 29, 2019 and September 30, 2018.
6.           Acquisitions and Divestitures
In fiscal 2017, we acquired Eco Logical Australia (“ELA”), headquartered in Sydney, Australia. ELA is a multi-disciplinary consulting firm with over 160 staff that provides innovative, high-end environmental and ecological services, and is part of our CIG segment. The fair value of the purchase price for ELA was $9.9 million. Of this amount, $8.3 million was paid to the sellers and $1.6 million was the estimated fair value of contingent earn-out obligations, with a maximum of $1.7 million, based upon the achievement of specified operating income targets in each of the two years following the acquisition.

In fiscal 2018, we acquired Glumac, headquartered in Portland, Oregon. Glumac is a leader in sustainable infrastructure design with more than 300 employees and is part of our GSG segment. The fair value of the purchase price for Glumac was $38.4 million. This amount is comprised of $20.0 million of initial cash payments made to the sellers and $18.4 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million payable, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In fiscal 2018, we acquired Norman Disney & Young (“NDY”), a leader in sustainable infrastructure engineering design. NDY is an Australian-based global engineering design firm with more than 700 professionals operating in offices throughout Australia, the Asia-Pacific region, the United Kingdom, and Canada and is part of our CIG segment. The fair value of the purchase price for NDY was $56.1 million. This amount is comprised of $46.9 million of initial cash payments made to the sellers, $1.6 million held in escrow, and $7.6 million for the estimated fair value of contingent earn-out obligations, with a maximum amount of $20.2 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In fiscal 2018, we divested our non-core utility field services operations in the CIG segment for net proceeds after transaction costs of $30.2 million. This operation generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. We also divested non-core assets during the third quarter of fiscal 2018 further described in Note 8, "Property and Equipment" resulting in a pre-tax loss of $3.4 million, which is included in selling, general and administrative expenses for fiscal 2018.

In the second quarter of fiscal 2019, we acquired eGlobalTech ("EGT"), a high-end information technology solutions, cloud migration, cybersecurity, and management consulting firm based in Arlington, Virginia. EGT is part of our GSG segment. The fair value of the purchase price was $49.1 million. This amount was comprised of a $24.7 million promissory note issued to the sellers (which was subsequently paid in full in the third quarter of fiscal 2019), $3.3 million of payables related to estimated post-closing adjustments for net assets acquired, and $21.1 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the fourth quarter of fiscal 2019, we acquired WYG plc (“WYG”), which employs approximately 1,600 staff primarily in the United Kingdom and Europe, delivering consulting and engineering solutions for complex projects across key service areas including planning, water and environment, transport, infrastructure, the built environment, architecture, urban design, surveying, asset management, program management, and international development. WYG’s UK based consulting and engineering business is part of our CIG segment, while its international development business is part of our GSG segment. The fair value of the purchase price was $54.2 million, entirely paid in cash. In addition, we assumed a net debt of $11.5 million, which was subsequently paid in full in the fourth quarter of fiscal 2019. We also incurred $10.4 million in acquisition and transaction costs related to the WYG acquisition in the fourth quarter of fiscal 2019.
Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. Fiscal 2018 goodwill additions represent the value of a workforce with distinct expertise in the sustainable infrastructure design market. The goodwill additions related to our fiscal 2019 acquisitions represent the value of a workforce with emerging technology and new techniques that incorporate artificial intelligence, data analytics and advanced cybersecurity solutions for government and commercial clients, and expanding our geographic presence in the UK with a strong platform for growth in the UK and Europe. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.
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
In fiscal 2019, we recorded adjustments to our contingent earn-out liabilities and reported a related net loss of $1.1 million in operating income. These adjustments resulted from the updated valuations of the contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods. In fiscal 2018, we recorded adjustments to our contingent earn-out liabilities and reported related losses in operating income of $4.3 million. These losses resulted from updated valuations of the contingent consideration liabilities for NDY, ELA and Cornerstone Environmental Group ("CEG"), as the financial performance during the earn-out periods exceeded our original estimates at the acquisition dates.
At September 29, 2019, there was a total maximum of $72.4 million of outstanding contingent consideration related to acquisitions. Of this amount, $53.0 million was estimated as the fair value and accrued on our consolidated balance sheet.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Beginning balance (at fair value)	$35,290	$2,438	$8,757
Estimated earn-out liabilities for acquisitions during the fiscal year	27,704	32,210	1,604
Increases due to re-measurement of fair value reported in interest expense	1,489	1,005	260
Net increase (decrease) due to re-measurement of fair value reported as losses (gains) in operating income	1,085	4,252	(6,923)
Foreign exchange impact	(558)	(854)	59
Earn-out payments:
Reported as cash used in operating activities	—	(2,349)	—
Reported as cash used in financing activities	(12,018)	(1,412)	(1,319)
Ending balance (at fair value)	$52,992	$35,290	$2,438

7.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at October 1, 2017	$361,761	$379,125	$740,886
Acquisitions	27,526	58,353	85,879
Divestiture	—	(12,160)	(12,160)
Translation and other	454	(16,239)	(15,785)
Balance at September 30, 2018	389,741	409,079	798,820
Acquisitions	53,098	93,601	146,699
Impairment	—	(7,755)	(7,755)
Translation and other	(1,037)	(11,907)	(12,944)
Balance at September 29, 2019	$441,802	$483,018	$924,820

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 1, 2019 (i.e. the first day of our fourth quarter in fiscal 2019), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 25%.
We also regularly evaluate whether events and circumstances have occurred that may indicate a potential change in the recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, such as a deterioration in general economic conditions; an increase in the competitive environment; a change in management, key personnel, strategy or customers; negative or declining cash flows; or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Although we believe that our estimates of fair value for these reporting units are reasonable, if financial performance for these reporting units falls significantly below our expectations or market prices for similar business decline, the goodwill for these reporting units could become impaired.
During the fourth quarter of fiscal 2019, we performed as strategic review of our operations. As a result, we decided to dispose of our Canadian turn-key pipeline activities in the Remediation and Field Services ("RFS") reporting unit, which is in the CIG reportable segment. We performed an interim goodwill impairment review of the RFS reporting unit and recorded a $7.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equals its carrying value of $61 million at September 29, 2019, including the remaining $48.8 million of goodwill. If the financial performance of the remaining operations in the RFS reporting unit were to fall below our revenue growth or operating profit margin forecasts, or we are required to increase the discount rate used in our cash flow analysis, the related goodwill may become further impaired.
Foreign exchange translation relates to the goodwill balances of our foreign subsidiaries with functional currencies that are different than our reporting currency. The gross amounts of goodwill for GSG were $459.5 million and $407.4 million at September 29, 2019 and September 30, 2018, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $588.7 million and $507.0 million at September 29, 2019 and September 30, 2018, respectively, excluding $105.7 million and $97.9 million, respectively, of accumulated impairment.
The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets – net" on the consolidated balance sheets, were as follows:

	Fiscal Year Ended
	September 29, 2019			September 30, 2018
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Non-compete agreements	—	$—	$—	$83	$(83)
Client relations	2.8	56,779	(50,455)	54,639	(46,449)
Backlog	1.2	32,229	(24,968)	23,371	(20,007)
Technology and trade names	2.3	7,714	(4,859)	8,144	(3,575)
Total		$96,722	$(80,282)	$86,237	$(70,114)

Foreign currency translation adjustments reduced net identifiable intangible assets by $0.3 million and $0.9 million in fiscal 2019 and 2018, respectively. Amortization expense for the identifiable intangible assets for fiscal 2019, 2018 and 2017 was $11.6 million, $18.2 million and $22.8 million, respectively.
Estimated amortization expense for the succeeding four years is as follows:

Amount
(in thousands)
2020	$9,401
2021	4,551
2022	1,602
2023	886
Total	$16,440

8.           Property and Equipment
Property and equipment consisted of the following:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Equipment, furniture and fixtures	$114,652	$131,521
Leasehold improvements	34,881	31,430
Land and buildings	371	413
Total property and equipment	149,904	163,364
Accumulated depreciation	(110,463)	(120,086)
Property and equipment, net	$39,441	$43,278

The depreciation expense related to property and equipment was $17.3 million, $19.6 million and $22.2 million for fiscal 2019, 2018 and 2017, respectively. In the fourth quarter of fiscal 2019, we classified $5.4 million of net assets as held-for-sale and reported them as "Prepaid expenses and other current assets" on our consolidated balance sheet as of September 29, 2019. In fiscal 2018, our property and equipment declined $7.0 million ($3.0 million of which was land and buildings) due to the divestitures of our non-core utility field services operations in the CIG reportable segment and certain non-core assets.
9.           Income Taxes
The income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Income before income taxes:
United States	$185,535	$180,034	$166,074
Foreign	(10,399)	(5,472)	5,687
Total income before income taxes	$175,136	$174,562	$171,761

Income tax expense consisted of the following:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
		(in thousands)
Current:
Federal	$30,051	$46,840	$45,604
State	8,923	9,228	8,860
Foreign	15,016	10,897	9,337
Total current income tax expense	53,990	66,965	63,801

Deferred:
Federal	(9,108)	(22,072)	(4,251)
State	(1,195)	(1,471)	(945)
Foreign	(27,312)	(5,817)	(4,761)
Total deferred income tax expense	(37,615)	(29,360)	(9,957)

Total income tax expense	$16,375	$37,605	$53,844

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
Tax at federal statutory rate	21.0%	24.5%	35.0%
State taxes, net of federal benefit	3.4	4.2	3.4
Research and Development ("R&D") credits	(4.7)	(1.4)	(1.8)
Domestic production deduction	—	(0.2)	(0.7)
Tax differential on foreign earnings	1.0	0.5	—
Non-taxable foreign interest income	(1.7)	(2.0)	(2.9)
Goodwill	0.9	1.7	—
Stock compensation	(2.4)	(2.7)	(2.8)
Valuation allowance	(13.5)	(0.5)	(0.5)
Change in uncertain tax positions	2.4	1.9	1.8
Revaluation of deferred taxes	(1.4)	(8.4)	—
Deferred tax adjustments	(0.4)	2.1	—
Transition tax on foreign earnings	1.4	—	—
Other	3.3	1.8	(0.2)
Total income tax expense	9.3%	21.5%	31.3%

The effective tax rates for fiscal 2019, 2018 and 2017 were 9.3%, 21.5% and 31.3%, respectively. These tax rates reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the TCJA. The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income ("GILTI") tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. In fiscal 2019, we finalized our fiscal 2018 U.S. federal tax return and recorded a $2.4 million tax expense with respect to the one-time transition tax on foreign earnings. As we have a September 30 fiscal year-end, our U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of 24.5% (3 months at 35% and 9 months at 21%), and was 21% in fiscal 2019.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. As a result of the TCJA, we reduced our deferred tax liabilities and recorded a deferred tax benefit of $10.1 million in fiscal 2018 to reflect our estimate of temporary differences in the United States that were to be recovered or settled in fiscal 2018 based on the 24.5% blended corporate tax rate or based on the 21% tax rate in fiscal 2019 and beyond versus the previous enacted 35% corporate tax rate. We finalized this analysis in the first quarter of fiscal 2019 and recorded an additional deferred tax benefit of $2.6 million.

Valuation allowances of $23.4 million in Australia were released due to sufficient positive evidence being obtained in fiscal 2019. The valuation allowances were primarily related to net operating loss and R&D credit carry-forwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Excluding the net deferred tax benefits from the TCJA and the release of the valuation allowance, our effective tax rate in fiscal 2019 was 21.9% in fiscal 2019 compared to 25.1% in fiscal 2018 primarily due to the reduced U.S. corporate income tax rate.

With respect to the GILTI provisions of the TCJA, we have analyzed our structure and global results of operations and expect to have a GILTI tax of $0.4 million for fiscal 2019, which was included in our fiscal 2019 income tax expense.

We are currently under examination by the Canada Revenue Agency for fiscal years 2011 through 2016 and the California Franchise Tax Board for fiscal years 2014 through 2016. We are also subject to various other state audits. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before 2011.

Temporary differences comprising the net deferred income tax liability shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Deferred Tax Assets:
State taxes	$764	$1,220
Reserves and contingent liabilities	5,500	2,646
Allowance for doubtful accounts	7,506	4,259
Accrued liabilities	28,232	19,611
Stock-based compensation	6,700	6,338
Loss carry-forwards	39,782	23,492
Valuation allowance	(20,543)	(21,479)
Total deferred tax assets	67,941	36,087

Deferred Tax Liabilities:
Unbilled revenue	(21,886)	(25,819)
Prepaid expense	(3,026)	(3,524)
Intangibles	(26,482)	(23,319)
Property and equipment	(1,133)	(4,984)
Total deferred tax liability	(52,527)	(57,646)

Net deferred tax assets (liabilities)	$15,414	$(21,559)

At September 29, 2019, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $44.0 million are expected to be permanently reinvested. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 29, 2019, the incremental foreign withholding taxes applicable to those earnings would be approximately $1.1 million.
At September 29, 2019, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2024 to 2037; and available foreign NOL carry forwards of $134.7 million, of which $29.7 million expire at various dates from 2024 to 2039, and $105.0 million have no expiration date. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, and estimates of projected future taxable income. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards and certain foreign intangibles for which a valuation allowance of $20.5 million has been provided.
At September 29, 2019, we had $9.2 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Beginning balance	$8,328	$9,337	$22,786
Additions for current year tax positions	1,342	1,928	1,060
Additions for prior year tax positions	356	1,116	2,365
Reductions for prior year tax positions	(100)	—	(6,875)
Settlements	(757)	(4,053)	(9,999)
Ending balance	$9,169	$8,328	$9,337

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2019, 2018 and 2017, we accrued additional interest expense of $0.5 million, $0.6 million and $0.4 million, respectively, and recorded reductions in accrued interest of $0.2 million, $0.3 million and $0.9 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 29, 2019, September 30, 2018 and October 1, 2017 was $2.4 million, $1.2 million and $1.1 million, respectively.
10.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018
	(in thousands)
Credit facilities	$276,434	$277,127
Capital leases	87	184
Total long-term debt	276,521	277,311
Less: Current portion of long-term debt	(12,572)	(12,599)
Long-term debt, less current portion	$263,949	$264,712

On July 30, 2018, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1 billion that will mature in July 2023. The Amended Credit Agreement is a $700 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) a $450 million revolving credit facility (the “Amended Revolving Credit Facility”), and a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1 billion subject to lender approval. The Amended Credit Agreement allows us to, among other things, (i) refinance indebtedness under our Credit Agreement dated as of May 7, 2013; (ii) finance certain permitted open market repurchases of our common stock, permitted acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $200 million sublimit for multicurrency borrowings and letters of credit.

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
At September 29, 2019, we had $276.4 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $240.6 million under the Term Loan Facility and $35.8 million under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.37% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending September 29, 2019 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, "Derivative Financial Instruments", was 3.65%. At September 29, 2019, we had $413.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
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
At September 29, 2019, we were in compliance with these covenants with a consolidated leverage ratio of 1.30x and a consolidated interest coverage ratio of 16.51x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.
In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $41.4 million, of which $10.2 million was issued in currencies other than the U.S. dollar.
We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2020 and is secured by a parent guarantee. At September 29, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$6.1 million, which were issued in currencies other than the U.S. dollar.
We maintain at our United Kingdom subsidiary a GBP£35 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in July 2020 and is secured by a parent guarantee. At September 29, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$17.4 million, which were issued in currencies other than the U.S. dollar.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2020	$12,572
2021	12,515
2022	15,625
2023	235,809
Total	$276,521

11.         Leases
We lease office and field equipment, vehicles and buildings under various operating leases. In fiscal 2019, 2018 and 2017, we recognized $79.3 million, $77.8 million and $71.3 million of expense related to operating leases, respectively. The following amounts are payable under non-cancelable operating and capital lease commitments for the next five fiscal years and beyond:

	Operating	Capital
	(in thousands)
2020	$108,758	$72
2021	66,418	15
2022	51,424	—
2023	36,463	—
2024	25,777	—
Beyond	54,692	—
Total	$343,532	$87

Net present value		$87

12.         Stockholders' Equity and Stock Compensation Plans
At September 29, 2019, we had the following stock-based compensation plans:

•
Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 3,454,102 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).

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

•
2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At September 29, 2019, there were 2.7 million shares available for future awards pursuant to the 2018 EIP.

The stock-based compensation and related income tax benefits were as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Total stock-based compensation	$17,618	$19,582	$13,450
Income tax benefit related to stock-based compensation	(4,016)	(5,288)	(4,715)
Stock-based compensation, net of tax benefit	$13,602	$14,294	$8,735

Stock Options
Stock option activity for the fiscal year ended September 29, 2019 was as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on September 30, 2018	1,355	$30.87
Exercised	(456)	26.21
Forfeited	(5)	23.48
Outstanding at September 29, 2019	894	33.28	5.08	$46,176

Vested or expected to vest at September 29, 2019	894	33.28	5.08	46,176
Exercisable on September 29, 2019	671	30.75	4.33	36,346

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2019 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 29, 2019. This amount will change based on the fair market value of our stock. At September 29, 2019, we expect to recognize $2.0 million of unrecognized compensation cost related to stock option grants over a weighted-average period of 1 year.

No stock options were granted in fiscal 2019. The weighted-average fair value of each stock option granted during fiscal 2018 and 2017 was $14.82 and $12.35, respectively. The aggregate intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $20.4 million, $14.4 million and $16.4 million, respectively.

The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in fiscal 2019. The following assumptions were used in the calculation for fiscal 2018 and 2017:

Fiscal Year Ended
	September 30, 2018	October 1, 2017
Dividend yield	1.0%	1.0%
Expected stock price volatility	36.1% - 38.8%	36.1% - 38.8%
Risk-free rate of return, annual	1.7% - 2.9%	1.7% - 1.9%

For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2018 and 2017 year-ends, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.
Net cash proceeds from the exercise of stock options were $11.8 million, $13.5 million and $18.6 million for fiscal 2019, 2018 and 2017, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2019, 2018 and 2017 was $6.4 million, $5.1 million and $4.9 million, respectively.

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
A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at October 2, 2016	499	$27.16	277	$31.65
Granted	226	41.00	99	48.36
Vested	(186)	26.98	—	—
Forfeited	(28)	30.15	—	—
Nonvested balance at October 1, 2017	511	33.19	376	36.05
Granted	199	48.16	99	57.40
Vested	(184)	31.85	(270)	31.66
Adjustment (1)	—	—	131	31.66
Forfeited	(38)	36.39	(13)	41.80
Nonvested balance at September 30, 2018	488	39.56	323	44.27
Granted	179	66.26	90	80.41
Vested	(180)	36.95	(108)	31.63
Adjustment (1)	—	—	79	31.63
Forfeited	(17)	48.56	—	—
Nonvested balance at September 29, 2019	470	50.42	384	53.67

(1)
For fiscal 2018, includes a payout adjustment of 130,730 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2015 that vested fiscal 2018. For fiscal 2019, includes a payout adjustment of 79,465 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2016 that vested during fiscal 2019.

During fiscal 2019, 2018 and 2017, we awarded 179,478, 198,960 and 226,241 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2019, 2018 and 2017 was $66.26, $48.16 and $41.00, respectively. At September 29, 2019, there were 469,568 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.

During fiscal 2019, 2018 and 2017, we awarded 89,816, 99,217 and 99,180 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted during fiscal 2019, 2018 and 2017 was $80.41, $57.40 and $48.36, respectively.

The stock-based compensation expense related to RSUs and PSUs for fiscal 2019, 2018 and 2017 was $15.4 million, $15.5 million and $10.6 million, respectively, and was included in total stock-based compensation expense. At September 29, 2019, there was $23.1 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by the end of fiscal 2021.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, cash received and the aggregate intrinsic value for shares purchased under the ESPP:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands, except for purchase price)
Shares purchased	148	141	190
Weighted-average purchase price	$46.38	$40.38	$26.02
Cash received from exercise of purchase rights	$6,844	$5,727	$4,940
Aggregate intrinsic value	$277	$337	$—

The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
Dividend yield	1.0%	1.0%	1.0%
Expected stock price volatility	26.7%	24.0%	22.4%
Risk-free rate of return, annual	2.6%	1.8%	0.9%
Expected life (in years)	1	1	1

For fiscal 2019, 2018 and 2017, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2019, 2018 and 2017 included $0.9 million, $0.6 million and $0.5 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at September 29, 2019 and September 30, 2018 were $0.2 million and $0.2 million, respectively. At September 29, 2019, ESPP participants had accumulated $4.3 million to purchase our common stock.

13.         Retirement Plans
We maintain defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2019, 2018 and 2017, employer contributions to the U.S. plans were $23.3 million, $22.4 million and $11.4 million, respectively.
We have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards, and non-employee director fees, which are generally invested by us in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. At September 29, 2019 and September 30, 2018, the consolidated balance sheets reflect assets of $30.4 million and $29.4 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $29.5 million and $30.2 million, respectively, related to the deferred compensation plan in "Other long-term liabilities."
14.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$158,668	$136,883	$117,874
Weighted-average common shares outstanding – basic	54,986	55,670	56,911
Effect of diluted stock options and unvested restricted stock	950	928	1,002
Weighted-average common stock outstanding – diluted	55,936	56,598	57,913

Earnings per share attributable to Tetra Tech:
Basic	$2.89	$2.46	$2.07
Diluted	$2.84	$2.42	$2.04

For fiscal 2018, 0.1 million options were excluded from the calculation of dilutive potential common shares. For fiscal 2019 and 2017, no options were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.

15.         Derivative Financial Instruments
We use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. We also enter into foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our hedging program is not designated for trading or speculative purposes.
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
In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. As of September 29, 2019, the notional principal of our outstanding interest swap agreements was $240.6 million ($48.1 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At September 29, 2019 and September 30, 2018, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(10.9) million and $1.3 million, respectively, of which we expect to reclassify $2.1 million from accumulated other comprehensive income to interest expense within the next 12 months.
The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 29, 2019	September 30, 2018
		(in thousands)
Interest rate swap agreements	Other long-term assets	$—	$1,244

Interest rate swap agreements	Other current liabilities	$11,009	$—

Changes in the fair value of the interest rate swap agreements are presented on the Consolidated Statements of Comprehensive Income as follows:

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
(Loss) gain recognized in other comprehensive income, net of tax
Interest rate swap agreements	$(12,125)	$806	$1,614

There were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements. We had no other derivative instruments that were not designated as hedging instruments for fiscal 2019, 2018 and 2017.

16.         Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and reporting period activities for fiscal 2019 and 2018 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at October 1, 2017	$(98,946)	$446	$(98,500)
Other comprehensive income (loss) before reclassifications	(29,656)	1,215	(28,441)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(409)	(409)
Net current-period other comprehensive income (loss)	(29,656)	806	(28,850)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(21,109)	(11,247)	(32,356)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(878)	(878)
Net current-period other comprehensive loss	(21,109)	(12,125)	(33,234)
Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)

(1)	These amounts are reclassified to "Interest expense" in our consolidated statements of income when the interest rate contracts are settled.
17.         Fair Value Measurements
Derivative Instruments.    For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation and Preparation" and Note 15, "Derivative Financial Instruments").
Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis (see Note 2, "Basis of Presentation and Preparation" and Note 6, "Acquisitions and Divestitures" for further information).
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at September 29, 2019 and September 30, 2018. At September 29, 2019, we had borrowings of $276.4 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.
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

19.         Reportable Segments
We managed our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. governments (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the RCM reportable segment.
Our reportable segments are described as follows:
GSG:    GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.
CIG:    CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, energy, utilities, industrial, manufacturing, aerospace, and resource management markets. CIG also provides infrastructure and related environmental and geotechnical services, testing, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
RCM:    We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment for fiscal 2019. As of September 29, 2019, there was no remaining backlog for RCM as the projects were complete.
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

The following tables set forth summarized financial information concerning our reportable segments:
Reportable Segments

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	October 1, 2017
	(in thousands)
Revenue
GSG	$1,820,671	$1,694,871	$1,487,611
CIG	1,342,509	1,323,142	1,326,020
RCM	(1,542)	14,199	18,207
Elimination of inter-segment revenue	(54,290)	(68,064)	(78,478)
Total revenue	$3,107,348	$2,964,148	$2,753,360
Income from operations
GSG	$185,263	$168,211	$138,199
CIG	79,633	74,451	90,817
RCM	(5,933)	(4,573)	(14,712)
Corporate (1)	(70,201)	(48,003)	(30,962)
Total operating income	$188,762	$190,086	$183,342

(1)
Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2019, 2018 and 2017 was $11.6 million, $18.2 million and $22.8 million, respectively. Additionally, Corporate results included income (loss) for fair value adjustments to contingent consideration liabilities of $(1.1) million, $(4.3) million and $6.9 million for fiscal 2019, 2018 and 2017, respectively. Corporate results in fiscal 2019 also included a $7.8 million goodwill impairment charge described further in Note 7 - "Goodwill and Intangible Assets".

	September 29, 2019	September 30, 2018
	(in thousands)
Total Assets
GSG	$587,040	$468,010
CIG	450,276	478,197
RCM	15,608	25,683
Corporate (1)	1,094,484	987,531
Total assets	$2,147,408	$1,959,421

(1)	Corporate assets consist of intercompany eliminations and assets not allocated to reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.
Geographic Information

	Fiscal Year Ended
	September 29, 2019		September 30, 2018		October 1, 2017
	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
United States	$2,247,780	$51,859	$2,232,013	$57,256	$2,018,841	$58,233
Foreign countries (1)	859,568	46,113	732,135	28,235	734,519	33,152

(1)	Includes revenue and long-lived assets from our foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.

(2)	Excludes goodwill, intangible assets and deferred income taxes.
20.         Related Party Transactions
We often provide services to unconsolidated joint ventures. For fiscal 2019, 2018 and 2017, our revenue included $99.1 million, $75.0 million and $56.1 million, respectively, related to services we provided to unconsolidated joint ventures, and incurred the related reimbursable costs of approximately $98.5 million, $76.6 million and $53.9 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	September 29, 2019	September 30, 2018
	(in thousands)
Accounts receivable - net	$19,351	$20,279
Contract assets	9,681	10,584
Contract liabilities	111	193

21.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 29, 2019 and September 30, 2018 reflect all adjustments necessary for a fair statement of the results of operations.
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
In the second quarter of fiscal 2019, deferred tax valuation allowances of $23.4 million in Australia were released due to sufficient positive evidence obtained. During the fourth quarter of fiscal 2019, we decided to dispose of the turn-key pipeline activities in our CIG segment. As a result, we recorded a $7.8 million goodwill impairment charge and other charges for severance and other disposition costs totaling $10.9 million. Also in the fourth quarter of fiscal 2019, we incurred acquisition and transaction charges of $10.4 million related to the acquisition of WYG.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2019

Revenue	$717,431	$722,621	$825,793	$841,502
Income from operations	55,711	47,545	64,841	20,665
Net income attributable to Tetra Tech	41,997	55,911	49,233	11,527
Earnings per share attributable to Tetra Tech:
Basic	$0.76	$1.01	$0.90	$0.21
Diluted	$0.75	$1.00	$0.88	$0.21

Weighted-average common shares outstanding:
Basic	55,390	55,143	54,819	54,617
Diluted	56,366	55,985	55,768	55,618

Fiscal Year 2018
Revenue	$759,749	$700,262	$764,795	$739,343
Income from operations	48,589	42,716	55,496	43,285
Net income attributable to Tetra Tech	46,034	28,725	33,322	28,802
Earnings per share attributable to Tetra Tech:
Basic	$0.82	$0.51	$0.60	$0.52
Diluted	$0.81	$0.51	$0.59	$0.51

Weighted-average common shares outstanding:
Basic	55,855	55,841	55,537	55,341
Diluted	56,875	56,673	56,390	56,349

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At September 29, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 29, 2019, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 29, 2019.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 27, 2019, appears on pages 57-59 of this Form 10-K.
Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded WYG, which we acquired July 9, 2019, from its evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2019. The total assets and revenue related to WYG are approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 29, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.

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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2020 Annual Meeting of Stockholders and is incorporated by reference.
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
		The exhibit list in the Index to Exhibits on pages 99 is incorporated by reference as the list of exhibits required as part of this Report.

TETRA TECH, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 1, 2017, September 30, 2018 and September 29, 2019
(in thousands)

	Balance at Beginning of Period	Charged to Costs, Expenses and Revenue	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2017	$35,233	$2,848	$(6,233)	411	$32,259
Fiscal 2018	32,259	7,167	(4,485)	2,639	37,580
Fiscal 2019	37,580	16,964	(6,147)	5,174	53,571

Income tax valuation allowance:
Fiscal 2017	$25,447	$(121)	$—	$—	$25,326
Fiscal 2018	25,326	900	—	(4,747)	21,479
Fiscal 2019	21,479	255	(23,714)	22,523	20,543

(1)
Primarily represents uncollectible accounts written off, net of recoveries for the allowance for doubtful accounts. The income tax valuation amount represents the release of valuation allowances in Australia.

(2)	Includes allowances from acquisitions, loss in foreign jurisdictions, currency adjustments, and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
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

21.	Subsidiaries of the Company.+
23.	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 101 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

95.	Mine Safety Disclosures.+
101
The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 29, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 22, 2019		Dan L. Batrack Chairman and Chief Executive Officer
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman and Chief Executive Officer	November 22, 2019
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 22, 2019
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 22, 2019
Brian N. Carter	(Principal Accounting Officer)
/s/ ALBERT E. SMITH	Director	November 22, 2019
Albert E. Smith
/s/ GARY R. BIRKENBEUEL	Director	November 22, 2019
Gary R. Birkenbeuel
/s/ HUGH M. GRANT	Director	November 22, 2019
Hugh M. Grant
/s/ PATRICK C. HADEN	Director	November 22, 2019
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 22, 2019
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 22, 2019
Joanne M. Maguire
/s/ KIMBERLY E. RITRIEVI	Director	November 22, 2019
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 22, 2019
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 22, 2019
Kirsten M. Volpi