Form 10-Q
period 2019-12-29
TETRA TECH INC
filed 2020-01-31
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 29, 2019

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
Yes ☐   No  ☒

As of January 22, 2020, 54,683,812 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	December 29, 2019	September 29, 2019
Current assets:
Cash and cash equivalents	$110,833	$120,732
Accounts receivable, net	735,128	768,720
Contract assets	111,115	114,324
Prepaid expenses and other current assets	82,745	62,196
Income taxes receivable	10,483	13,820
Total current assets	1,050,304	1,079,792

Property and equipment, net	40,438	39,441
Right-of-use assets, operating leases	223,930	—
Investments in unconsolidated joint ventures	7,172	6,873
Goodwill	937,068	924,820
Intangible assets, net	14,081	16,440
Deferred tax assets	27,827	28,385
Other long-term assets	51,733	51,657
Total assets	$2,352,553	$2,147,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140,228	$206,609
Accrued compensation	124,286	203,384
Contract liabilities	203,818	165,611
Short-term lease liabilities, operating leases	70,958	—
Current portion of long-term debt	12,546	12,572
Current contingent earn-out liabilities	22,825	24,977
Other current liabilities	137,815	156,801
Total current liabilities	712,476	769,954

Deferred tax liabilities	13,134	12,971
Long-term debt	322,496	263,949
Long-term lease liabilities, operating leases	172,121	—
Long-term contingent earn-out liabilities	21,598	28,015
Other long-term liabilities	83,963	83,055

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 29, 2019 and September 29, 2019	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,728 and 54,565 shares at December 29, 2019 and September 29, 2019, respectively	547	546
Additional paid-in capital	60,747	78,132
Accumulated other comprehensive loss	(145,015)	(160,584)
Retained earnings	1,110,312	1,071,192
Tetra Tech stockholders’ equity	1,026,591	989,286
Noncontrolling interests	174	178
Total stockholders' equity	1,026,765	989,464
Total liabilities and stockholders' equity	$2,352,553	$2,147,408
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 29, 2019	December 30, 2018
Revenue	$797,623	$717,431
Subcontractor costs	(183,600)	(164,067)
Other costs of revenue	(504,286)	(454,680)
Gross profit	109,737	98,684
Selling, general and administrative expenses	(46,435)	(42,973)
Income from operations	63,302	55,711
Interest expense	(3,349)	(2,897)
Income before income tax expense	59,953	52,814
Income tax expense	(12,636)	(10,782)
Net income	47,317	42,032
Net income attributable to noncontrolling interests	(7)	(35)
Net income attributable to Tetra Tech	$47,310	$41,997
Earnings per share attributable to Tetra Tech:
Basic	$0.87	$0.76
Diluted	$0.85	$0.75
Weighted-average common shares outstanding:
Basic	54,560	55,390
Diluted	55,438	56,366

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 29, 2019	December 30, 2018
Net income	$47,317	$42,032

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	13,899	(23,334)
Gain (loss) on cash flow hedge valuations, net of tax	1,670	(4,009)
Other comprehensive income (loss) attributable to Tetra Tech, net of tax	15,569	(27,343)
Other comprehensive income attributable to noncontrolling interests, net of tax	2	237
Comprehensive income, net of tax	$62,888	$14,926

Comprehensive income attributable to Tetra Tech, net of tax	$62,879	$14,654
Comprehensive income attributable to noncontrolling interests, net of tax	9	272
Comprehensive income, net of tax	$62,888	$14,926

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Three Months Ended December 30, 2018 and December 29, 2019
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Net income					41,997	41,997	35	42,032
Other comprehensive income (loss)				(27,343)		(27,343)	237	(27,106)
Distributions paid to noncontrolling interests						—	(254)	(254)
Cash dividends of $0.12 per common share					(6,654)	(6,654)		(6,654)
Stock-based compensation			4,529			4,529		4,529
Restricted & performance shares released	174	2	(6,742)			(6,740)		(6,740)
Stock options exercised	86	1	2,313			2,314		2,314
Shares issued for Employee Stock Purchase Plan	148	1	6,846			6,847		6,847
Stock repurchases	(431)	(4)	(24,996)			(25,000)		(25,000)
Cumulative effect of accounting changes					(2,765)	(2,765)		(2,765)
BALANCE AT DECEMBER 30, 2018	55,326	$553	$130,753	$(154,693)	$977,543	$954,156	$147	$954,303

BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					47,310	47,310	7	47,317
Other comprehensive income				15,569		15,569	2	15,571
Distributions paid to noncontrolling interests						—	(13)	(13)
Cash dividends of $0.15 per common share					(8,190)	(8,190)		(8,190)
Stock-based compensation			4,482			4,482		4,482
Restricted & performance shares released	185	1	(10,819)			(10,818)		(10,818)
Stock options exercised	54	1	1,412			1,413		1,413
Shares issued for Employee Stock Purchase Plan	168	1	8,715			8,716		8,716
Stock repurchases	(244)	(2)	(21,175)			(21,177)		(21,177)
BALANCE AT DECEMBER 29, 2019	54,728	$547	$60,747	$(145,015)	$1,110,312	$1,026,591	$174	$1,026,765

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net income	$47,317	$42,032
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,235	8,274
Equity in income of unconsolidated joint ventures	(1,675)	(581)
Distributions of earnings from unconsolidated joint ventures	1,447	1,002
Amortization of stock-based awards	4,482	4,530
Deferred income taxes	2,173	(1,424)
Provision for doubtful accounts	3,121	3,073
Gain on sale of property and equipment	(897)	(104)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	40,919	14,528
Prepaid expenses and other assets	(2,053)	(3,936)
Accounts payable	(66,381)	(40,859)
Accrued compensation	(79,098)	(68,957)
Contract liabilities	38,207	6,090
Other liabilities	(14,917)	9,015
Income taxes receivable/payable	3,096	12,015
Net cash used in operating activities	(18,024)	(15,302)

Cash flows from investing activities:
Capital expenditures	(3,331)	(3,853)
Proceeds from sale of property and equipment	455	115
Net cash used in investing activities	(2,876)	(3,738)

Cash flows from financing activities:
Proceeds from borrowings	198,364	45,727
Repayments on long-term debt	(141,550)	(62,668)
Repurchases of common stock	(21,177)	(25,000)
Taxes paid on vested restricted stock	(10,818)	(6,740)
Stock options exercised	1,413	2,314
Dividends paid	(8,190)	(6,654)
Payments of contingent earn-out liabilities	(9,236)	(6,000)
Net cash provided by (used in) financing activities	8,806	(59,021)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,200	(1,626)

Net decrease in cash, cash equivalents and restricted cash	(9,894)	(79,687)
Cash, cash equivalents and restricted cash at beginning of period	120,901	148,884
Cash, cash equivalents and restricted cash at end of period	$111,007	$69,197

Supplemental information:
Cash paid during the period for:
Interest	$3,082	$2,229
Income taxes, net of refunds received of $0.3 million and $0.6 million	$5,579	$2,231

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$110,833	$66,502
Restricted cash	174	2,695
Total cash, cash equivalents and restricted cash	$111,007	$69,197
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

In the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") 2016-02 "Leases (Topic 842)", using the modified retrospective method. The new guidance was applied to leases that existed or were entered into on or after September 30, 2019. Our current year financial statements have been presented under Leases (Topic 842). However, the prior-year financial statements have not been adjusted and continue to be reported in accordance with previous guidance. See Note 8, "Leases" for further discussion of the adoption and the impact on our financial statements.

2.                                   Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued accounting guidance on hedging activities. The amendment better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 (first quarter of fiscal 2020 for us). The adoption of this guidance had no impact on our consolidated financial statements.

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

In June 2016, the FASB issued updated guidance which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. In November 2019, the FASB issued guidance clarifying and amending certain aspects of the credit losses standard issued in June 2016. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and amending certain existing guidance for clarity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 (first quarter of fiscal 2022 for us). Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue:

	Three Months Ended
	December 29, 2019	December 30, 2018
	(in thousands)
Client Sector:
U.S. state and local government	$122,356	$123,280
U.S. federal government (1)	245,303	224,757
U.S. commercial	182,971	172,788
International (2)	246,993	196,606
Total	$797,623	$717,431

Contract Type:
Fixed-price	$271,055	$240,933
Time-and-materials	388,158	336,537
Cost-plus	138,410	139,961
Total	$797,623	$717,431

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three months ended December 29, 2019 and December 30, 2018.

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

Contract liabilities consist of billings in excess of revenue recognized. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and increase as billings in advance of revenue recognition occur. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. There were no substantial non-current contract assets or liabilities for the periods presented. Net contract assets/liabilities consisted of the following:

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
Contract assets (1)	$111,115	$114,324
Contract liabilities	(203,818)	(165,611)
Net contract liabilities	$(92,703)	$(51,287)

(1)     Includes $22.8 million and $26.5 million of contract retentions as of December 29, 2019 and September 29, 2019, respectively.

Revenue recognized in the first quarter of fiscal 2020 from amounts included in contract liabilities at the beginning of the period was approximately $64 million (approximately $56 million in the first quarter of fiscal 2019.)

We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. For the first quarters of fiscal 2020 and 2019, these adjustments to our operating income were immaterial. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of December 29, 2019 and September 29, 2019, our consolidated balance sheets included liabilities for anticipated losses of $13.0 million and $11.5 million, respectively. The estimated cost to complete the related contracts as of December 29, 2019 was approximately $60 million.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
Billed	$528,011	$522,256
Unbilled	262,771	300,035
Total accounts receivable	790,782	822,291
Allowance for doubtful accounts	(55,654)	(53,571)
Total accounts receivable, net	$735,128	$768,720

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at December 29, 2019 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect a client's ability to pay.

Total accounts receivable at both December 29, 2019 and September 29, 2019 included approximately $14 million and $15 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no material gains or losses related to claims in the first quarters of fiscal 2020 and fiscal 2019.

On our state and local government contracts, billed accounts receivable were $108.3 million and $129.3 million at December 29, 2019 and September 29, 2019, respectively. The total of unbilled receivables and contract assets were $44.1 million and $59.6 million at December 29, 2019 and September 29, 2019, respectively. Other than the state and local governments and

U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 29, 2019 and September 29, 2019.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.1 billion of RUPOs as of December 29, 2019. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of December 29, 2019 over the following periods:

Amount
(in thousands)
Within 12 months	$1,812,206
Beyond	1,337,324
Total	$3,149,530

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

4.            Acquisitions

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

In the fourth quarter of fiscal 2019, we acquired WYG plc (“WYG”), which employs approximately 1,600 staff primarily in the United Kingdom and Europe, delivering consulting and engineering solutions for complex projects across key service areas including planning, water and environment, transport, infrastructure, the built environment, architecture, urban design, surveying, asset management, program management, and international development. WYG’s United Kingdom based consulting and engineering business is part of our CIG segment, while its international development business is part of our GSG segment. The fair value of the purchase price was $54.2 million, entirely paid in cash. In addition, we assumed a net debt of $11.5 million, which was subsequently paid in full in the fourth quarter of fiscal 2019. We also incurred $10.4 million in acquisition and transaction costs related to the WYG acquisition in the fourth quarter of fiscal 2019.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill addition related to our fiscal 2019 acquisitions represent the value of a workforce with emerging technology and new techniques that incorporate artificial intelligence, data analytics and advanced cybersecurity solutions for government and commercial clients, and expanding our geographic presence in the United Kingdom with a strong platform for growth in the United Kingdom and Europe. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog, client relations and trade name intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from one to ten years, and trade names with lives ranging from three to five years. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. We had no adjustments to our contingent earn-out liabilities in operating income in the first quarters of fiscal 2020 and 2019.

At December 29, 2019, there was a total potential maximum of $63.0 million of outstanding contingent consideration related to acquisitions.  Of this amount, $44.4 million was estimated as the fair value and accrued on our consolidated balance sheet.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 29, 2019	$441,802	$483,018	$924,820
Translation	2,502	9,746	12,248
Balance at December 29, 2019	$444,304	$492,764	$937,068

Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts above are presented net of any reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $462.0 million and $459.5 million at December 29, 2019 and September 29, 2019, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $598.5 million and $588.7 million at December 29, 2019 and September 29, 2019, respectively, excluding $105.7 million of accumulated impairment.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 1, 2019 (i.e. the first day of our fourth quarter in fiscal 2019) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 25%.
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

During the fourth quarter of fiscal 2019, we performed an interim goodwill impairment review of our Remediation and Field Services ("RFS") reporting unit and recorded a $7.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equaled its carrying value of $61 million at September 29, 2019, including the remaining $48.8 million of goodwill. If the financial performance of the operations in the RFS reporting unit were to fall below our revenue growth or operating profit margin forecasts, or we are required to increase the discount rate used in our cash flow analysis, the related goodwill may become further impaired.

The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on our consolidated balance sheets, were as follows:

	December 29, 2019			September 29, 2019
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.8	$57,065	$(51,401)	$56,779	$(50,455)
Backlog	1.2	33,112	(27,312)	32,229	(24,968)
Trade names	2.2	7,919	(5,302)	7,714	(4,859)
Total		$98,096	$(84,015)	$96,722	$(80,282)

Amortization expense for the three months ended December 29, 2019 was $2.9 million, compared to $4.0 million for the prior-year period. Estimated amortization expense for the remainder of fiscal 2020 and succeeding years is as follows:

Amount
(in thousands)
2020	$6,770
2021	4,729
2022	1,660
2023	922
Total	$14,081

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
Equipment, furniture and fixtures	$118,433	$114,652
Leasehold improvements	36,346	34,881
Land and buildings	382	371
Total property and equipment	155,161	149,904
Accumulated depreciation	(114,723)	(110,463)
Property and equipment, net	$40,438	$39,441

The depreciation expense related to property and equipment was $3.3 million for the three months ended December 29, 2019, compared to $4.3 million for the prior-year period. We classified $5.4 million of net assets as held-for-sale and reported them as "Prepaid expenses and other current assets" on our consolidated balance sheets as of December 29, 2019 and September 29, 2019.

7.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program. All repurchased shares were through open market purchases. As of December 29, 2020, we had a remaining balance of $103.8 million available for stock repurchases. The following table summarizes stock repurchase activity for fiscal 2019 and the first quarter of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	244,438	$86.64	$21,177

The following table presents dividend declared and paid in the first quarters of fiscal 2020 and 2019:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190

November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654

Subsequent Event.  On January 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 28, 2020 to stockholders of record as of the close of business on February 12, 2020. Additionally, the Board of Directors authorized a new $200 million stock repurchase program. The newly authorized program and the $103.8 million remaining under the previously approved program provide a total of $303.8 million available for repurchases.

8.                                     Leases

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which is a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

We elected to adopt the standard, and available practical expedients, effective September 30, 2019 (the first day of our fiscal 2020). These practical expedients allowed us to keep the lease classification assessed under the previous lease accounting standard (ASC 840) without reassessment under the new standard, and allowed all separate lease components, including non-lease components, to be accounted for as a single lease component for all existing leases prior to adoption of the new standard.

We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology ("IT") equipment and the related ROU and lease liabilities were immaterial at December 29, 2019.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for IT equipment, vehicles, and equipment. Our operating leases have remaining lease terms of one month to eight years, some of which may include options to extend the leases for up to five years.

The components of lease costs for the three months ended December 29, 2019 are as follows:

Amount
(in thousands)
Operating lease cost	$21,172
Sublease income	(574)
Other	18
Total lease cost	$20,616

Supplemental cash flow information related to leases for the three months ended December 29, 2019 is as follows:

Amount
(in thousands)
Operating cash flows for operating leases	$19,715
Right-of-use assets obtained in exchange for new operating lease liabilities	$262,248

Supplemental balance sheet and other information related to leases as of December 29, 2019 are as follows:

Amount
(in thousands)
Operating leases:
Right-of-use assets	$223,930

Lease liabilities:
Current	$70,958
Long-term	172,121
Total operating lease liabilities	$243,079

Weighted-average remaining lease term:
Operating leases	4 years
Weighted-average discount rate:
Operating leases	2.3%

As of December 29, 2019, we have additional operating leases, primarily for office space, that have not yet commenced of $58.8 million. These operating leases will commence in fiscal 2020 and 2021 with lease terms of five years to twelve years.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of December 29, 2019 is as follows:

Amount
(in thousands)
2020	$59,146
2021	62,919
2022	51,443
2023	33,497
2024	22,540
Beyond	26,380
Total lease payments	255,925
Less: imputed interest	(12,846)
Total present value of lease liabilities	$243,079

As of September 29, 2019, $343.5 million of minimum rental commitments on operating leases was payable as follows: $108.8 million in fiscal 2020, $66.4 million in fiscal 2021, $51.4 million in fiscal 2022, $36.5 million in fiscal 2023, $25.8 million in fiscal 2024, and $54.6 million thereafter. Rental expense for the three months ended December 30, 2018 was $19.4 million.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the first quarters of fiscal 2020 and 2019 was $4.5 million and $4.5 million, respectively. Most of these amounts were included in SG&A in our consolidated statements of income. In the first quarter of fiscal 2020, we awarded 74,011 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $102.13 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based on 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 160,775 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at the fair value of $83.95 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 29, 2019	December 30, 2018
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$47,310	$41,997

Weighted-average common shares outstanding – basic	54,560	55,390
Effect of dilutive stock options and unvested restricted stock	878	976
Weighted-average common shares outstanding – diluted	55,438	56,366

Earnings per share attributable to Tetra Tech:
Basic	$0.87	$0.76
Diluted	$0.85	$0.75

11.                                  Income Taxes

The effective tax rates for the first quarters of fiscal 2020 and 2019 were 21.1% and 20.4%, respectively. The tax rates for fiscal 2020 and 2019 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. We finalized the analysis of our deferred tax liabilities for the TCJA's lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Excluding the deferred tax benefit from the TCJA, our effective tax rate in the first quarter of fiscal 2019 was 25.3%.

As of December 29, 2019 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.6 million and $9.2 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

12.                               Reportable Segments

We manage our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation Construction Management ("RCM") reportable segment.
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

Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended
	December 29, 2019	December 30, 2018
	(in thousands)
Revenue
GSG	$457,404	$411,971
CIG	351,164	317,793
RCM	145	1,453
Elimination of inter-segment revenue	(11,090)	(13,786)
Total	$797,623	$717,431

Income from operations
GSG	$42,048	$37,413
CIG	31,632	27,099
RCM	1	4
Corporate (1)	(10,379)	(8,805)
Total	$63,302	$55,711

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
Total Assets
GSG	$588,062	$587,040
CIG	414,926	450,276
RCM	14,358	15,608
Corporate (1)	1,335,207	1,094,484
Total	$2,352,553	$2,147,408

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, leases, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019). The carrying value of our long-term debt approximated fair value at December 29, 2019 and September 29, 2019. At December 29, 2019, we had borrowings of $335.0 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

14.                               Derivative Financial Instruments

We often use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. Also, we may enter into foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings could adversely be affected by foreign currency exchange rate fluctuations. Our hedging program is not designated for trading or speculative purposes.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of December 29, 2019, the notional principal of our outstanding interest swap agreements was $237.5 million ($47.5 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At December 29, 2019 and September 29, 2019, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(9.2) million and $(10.9) million, respectively, of which we expect to reclassify $2.5 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	December 29, 2019	September 29, 2019
		(in thousands)
Interest rate swap agreements	Other current liabilities	$(9,203)	$(10,873)

Changes in the fair value of the interest rate swap agreements are presented on the consolidated statements of comprehensive income as follows:

	Three Months Ended
	December 29, 2019	December 30, 2018
	(in thousands)
Gain (loss) recognized in other comprehensive income, net of tax:
Interest rate swap agreements	$1,670	$(4,009)

We had no other derivative instruments that were not designated as hedging instruments for the first quarter of fiscal 2020 and fiscal year ended September 29, 2019.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and reporting period activities for the three months ended December 29, 2019 and December 30, 2018 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Gain (Loss)
	(in thousands)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(23,334)	(3,783)	(27,117)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(226)	(226)
Net current-period other comprehensive loss	(23,334)	(4,009)	(27,343)
Balances at December 30, 2018	$(151,936)	$(2,757)	$(154,693)

Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive income before reclassifications	13,899	2,153	16,052
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(483)	(483)
Net current-period other comprehensive income	13,899	1,670	15,569
Balances at December 29, 2019	$(135,812)	$(9,203)	$(145,015)

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

17.                               Related Party Transaction

We often provide services to unconsolidated joint ventures. For the first quarters of fiscal 2020 and 2019, our revenue included $28.9 million and $23.9 million, respectively, related to services we provided to unconsolidated joint ventures, and incurred the related reimbursable costs of approximately $28.7 million and $23.4 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
Accounts receivable, net	$20,573	$19,351
Contract assets	11,415	9,681
Contract liabilities	(395)	(111)

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. We are working on over 70,000 projects a year, in more than 100 countries on seven continents, from 450 offices, with a talent force of 20,000 associates. We are Leading with Science throughout our operations, with domain experts across multiple disciplines supported by advanced analytics, artificial intelligence, machine learning, and digital technology. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talent force worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 29, 2019	December 30, 2018
Client Sector
U.S. state and local government	15.3%	17.2%
U.S. federal government (1)	30.8	31.3
U.S. commercial	22.9	24.1
International (2)	31.0	27.4
Total	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)     Includes revenue generated from foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 29, 2019	December 30, 2018
Reportable Segment
GSG	57.3%	57.4%
CIG	44.0	44.3
RCM	—	0.2
Inter-segment elimination	(1.3)	(1.9)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 29, 2019	December 30, 2018
Contract Type
Fixed-price	34.0%	33.6%
Time-and-materials	48.7	46.9
Cost-plus	17.3	19.5
Total	100.0%	100.0%

Under fixed-price contracts, the client agrees to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our cost control. We recognize revenue from contracts using the cost-to-cost measure of progress method to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving (in the U.S.), Christmas, and New Year’s holidays. Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.

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

We view acquisitions as a key component in the execution of our growth strategy, and we intend to use cash, debt or equity, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flows. All acquisitions require the approval of our Board of Directors. For detailed information regarding acquisitions, see Note 4, “Acquisitions” of the “Notes to Consolidated Financial Statements”.

 Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction.

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General.  In the first quarter of fiscal 2020, our revenue increased 11.2% compared to the prior-year period. Our revenue includes $59.3 million of revenue from the acquisitions of eGlobalTech ("EGT") and WYG plc (“WYG”), which were completed in second and fourth quarters of fiscal 2019, respectively. Excluding the contribution from these acquisitions, our revenue increased 2.9%.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 0.7% in the first quarter of fiscal 2020 compared to the same period last year as we experienced a decrease in revenue from disaster response activities. This decline was substantially offset by continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. We expect our U.S. state and local government business to continue to grow in fiscal 2020 excluding the disaster response activities.

U.S. Federal Government.  Our U.S. federal government revenue increased 9.1% in the first quarter of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions, our revenue grew 2.7% in the first quarter of fiscal 2020 compared to last-year's first quarter. The increase was primarily due to activity with civilian agencies, particularly water and environmental programs. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable. We anticipate revenue growth in U.S. federal government revenue in fiscal 2020.

U.S. Commercial.  Our U.S. commercial revenue increased 5.9% in the first quarter of fiscal 2020 compared to the prior-year period. This growth was primarily related to renewable energy and environmental remediation projects. We expect our U.S. commercial revenue to continue to grow in fiscal 2020, primarily due to increased activities for industrial water treatment, environmental programs, high-performance green buildings, and renewable energy.

International.  Our international revenue increased 25.6% in the first quarter of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions, our revenue grew 3.0% compared to the first quarter of fiscal 2019. The revenue growth primarily reflects increased renewable energy activity in Canada. We anticipate our total international revenue to continue to grow in fiscal 2020.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$797,623	$717,431	$80,192	11.2%
Subcontractor costs	(183,600)	(164,067)	(19,533)	(11.9)
Revenue, net of subcontractor costs (1)	614,023	553,364	60,659	11.0
Other costs of revenue	(504,286)	(454,680)	(49,606)	(10.9)
Gross profit	109,737	98,684	11,053	11.2
Selling, general and administrative expenses	(46,435)	(42,973)	(3,462)	(8.1)
Income from operations	63,302	55,711	7,591	13.6
Interest expense	(3,349)	(2,897)	(452)	(15.6)
Income before income tax expense	59,953	52,814	7,139	13.5
Income tax expense	(12,636)	(10,782)	(1,854)	(17.2)
Net income	47,317	42,032	5,285	12.6
Net income attributable to noncontrolling interests	(7)	(35)	28	80.0
Net income attributable to Tetra Tech	$47,310	$41,997	$5,313	12.7
Diluted earnings per share	$0.85	$0.75	$0.10	13.3%

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

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and non-recurring tax benefits. Adjusted results also exclude gains related to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 28.0% and 23.9% in the first quarters of fiscal 2020 and 2019, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
			$	%
	($ in thousands)
Income from operations	$63,302	$55,711	$7,591	13.6%
RCM	(1)	(4)	3	NM
Non-core equipment disposal	(800)	—	(800)	NM
Adjusted income from operations (Non-GAAP)	$62,501	$55,707	$6,794	12.2%

EPS	$0.85	$0.75	$0.10	13.3%
Non-core equipment disposal	(0.01)	—	(0.01)	NM
Revaluation of deferred tax liabilities	—	(0.05)	0.05	NM
Adjusted EPS (Non-GAAP)	$0.84	$0.70	$0.14	20.0%

NM = not meaningful

In the first quarter of fiscal 2020, revenue and revenue, net of subcontractor costs increased $80.2 million, or 11.2%, and $60.7 million, or 11.0%, respectively, compared to the same period last year. Excluding the contributions from the EGT and WYG acquisitions, our revenue grew $20.9 million, or 2.9% in the first quarter of fiscal 2020 compared to last year's first quarter. This growth primarily reflects growth in our U.S. commercial revenue, which increased $9.7 million, or 5.6%, in the first quarter of fiscal 2020 compared to prior-year period. Additionally, in the first quarter of fiscal 2020, our international revenue, excluding contributions from acquisitions, increased $5.9 million, or 3.0%, primarily due to increased renewable energy activity in Canada.

Our operating income increased $7.6 million in the first quarter of fiscal 2020 compared to the same period last year. The increase reflects improved results in both our GSG and CIG segments. GSG's operating income increased $4.6 million in the first quarter of fiscal 2020 compared to last year's first quarter. These results are described below under "Government Services Group." CIG's operating income increased $4.5 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. These results are described below under "Commercial/International Services Group."

Interest expense, net was $3.3 million in the first quarter of fiscal 2020 compared to $2.9 million in the prior-year period. The increase reflects increased borrowings, partially offset by lower interest rates (primarily LIBOR).

The effective tax rates for the first quarters of fiscal 2020 and 2019 were 21.1% and 20.4%, respectively. Both of these tax rates reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. We finalized the analysis of our deferred tax liabilities for the TCJA's lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Excluding the deferred tax benefit from the TCJA, our effective tax rate in the first quarter of fiscal 2019 was 25.3%.

Our EPS was $0.85 in the first quarter of fiscal 2020, compared to $0.75 in last year's first quarter. On the same basis as our adjusted operating income and excluding non-recurring tax benefits, adjusted EPS was $0.84 in the first quarter of fiscal 2020, compared to $0.70 in the first quarter of fiscal 2019.

Segment Results of Operations

Government Services Group

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$457,404	$411,971	$45,433	11.0%
Subcontractor costs	(127,697)	(108,690)	(19,007)	(17.5)
Revenue, net of subcontractor costs	$329,707	$303,281	$26,426	8.7

Income from operations	$42,048	$37,413	$4,635	12.4%

Revenue and revenue, net of subcontractor costs, increased $45.4 million, or 11.0%, and $26.4 million, or 8.7%, respectively, in the first quarter of fiscal 2020 compared to the year-ago quarter. These increases include contributions from the aforementioned acquisitions completed in fiscal 2019. Excluding these contributions, revenue increased 4.5% in the first quarter of fiscal 2020 compared to last year's first quarter. This increase reflects continued broad-based growth in our U.S. government water and environmental programs partially offset by decreased revenue from disaster response projects compared to last year. Operating income increased $4.6 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019, primarily reflecting the higher revenue. In addition, our operating margin, based on revenue, net of subcontractor costs, improved to 12.8% in the first quarter of fiscal 2020 from 12.3% in the same period last year.

Commercial/International Services Group

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$351,164	$317,793	$33,371	10.5%
Subcontractor costs	(66,885)	(68,287)	1,402	2.1
Revenue, net of subcontractor costs	$284,279	$249,506	$34,773	13.9

Income from operations	$31,632	$27,099	$4,533	16.7%

Revenue and revenue, net of subcontractor costs, increased $33.4 million, or 10.5%, and $34.8 million, or 13.9%, respectively, in the first quarter of fiscal 2020 compared to the year-ago quarter. Excluding the contribution from the aforementioned acquisitions, revenue increased 0.3% in the first quarter of fiscal 2020 compared to last year's first quarter. This increase primarily reflects increased renewable energy projects in North America. Operating income in the first quarter of fiscal 2020, includes gains of $0.8 million from the disposition of non-core equipment. Excluding this amount, our operating income increased $3.7 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 reflecting the higher revenue. Our operating margin based on revenue, net of subcontractor costs, was 11.1% (10.8% adjusted for the non-core gain) in the first quarter of fiscal 2020, which was stable compared to the same period last year.

Remediation and Construction Management

	Three Months Ended
	December 29, 2019	December 30, 2018	Change

	($ in thousands)
Revenue	$145	$1,453	$(1,308)
Subcontractor costs	(108)	(876)	768
Revenue, net of subcontractor costs	$37	$577	$(540)

Income from operations	$1	$4	$(3)

RCM's projects were substantially complete at the end of fiscal 2019.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	December 29, 2019	September 29, 2019
	(in thousands)
RUPOs	$3,149,530	$3,081,471
Items impacting comparability:
Contract term	16,238	10,386
Backlog	$3,165,768	$3,091,857

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between RUPOs and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days).

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

On November 5, 2018, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock in addition to the $25 million under the previous stock purchase program. In fiscal 2019, we expended $100 million to repurchase our stock under these programs. In the first quarter of fiscal 2020, we expended an additional $21.2 million. As a result, we had $103.8 million of stock repurchase authorization remaining as of December 29, 2019.

On November 11, 2019, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on December 13, 2019 to stockholders of record as of the close of business on December 2, 2019.

Subsequent Event.  On January 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 28, 2020 to stockholders of record as of the close of business on February 12, 2020. Additionally, the Board of Directors authorized a new $200 million stock repurchase program. The newly authorized program and the $103.8 million remaining under the previously approved program provide a total of $303.8 million available for repurchases.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We have no need or plans to repatriate foreign earnings in the foreseeable future.

Cash Equivalents and Restricted Cash.  As of December 29, 2019, cash equivalents and restricted cash were $111.0 million, a decrease of $9.9 million compared to the fiscal 2019 year-end. The decrease was primarily due to cash used in operating activities, contingent earn-out payments, stock repurchases and dividends.

Operating Activities.  For the first quarter of fiscal 2020, net cash used in operating activities was $18.0 million, an increase of $2.7 million compared to the prior-year period. The increase primarily resulted from additional performance-based compensation payments.

Investing Activities.  For the first quarter of fiscal 2020, net cash used in investing activities was $2.9 million, a decrease of $0.9 million compared to the year-ago period. The decrease was primarily the result of lower capital expenditures.

Financing Activities.  For the first quarter of fiscal 2020, net cash provided by financing activities was $8.8 million, compared to net cash used in financing activities of $59.0 million in the prior-year period. The change was due to higher net borrowings of long-term debt in the first quarter of fiscal 2020 compared to the same period last year.

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

As of December 29, 2019, we had $335.0 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $237.5 million under the Term Loan Facility and $97.5 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 3.00% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ending December 29, 2019 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.69%. At December 29, 2019, we had $351.6 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

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

At December 29, 2019, we were in compliance with these covenants with a consolidated leverage ratio of 1.47x and a consolidated interest coverage ratio of 16.71x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $46.7 million, of which $12.1 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2020 and is secured by a parent guarantee. At December 29, 2019, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$6.2 million, which were issued in currencies other than the U.S. dollar.

We maintain at our United Kingdom subsidiary a GBP£35 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in July 2020 and is secured by a parent guarantee. At December 29, 2019, there was USD$1.5 million borrowings outstanding under this facility and bank guarantees outstanding of USD$17.5 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2020:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2019	$0.15	December 2, 2019	$8,190	December 13, 2019
January 27, 2020	$0.15	February 12, 2020	N/A	February 28, 2020

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

As of December 29, 2019 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.6 million and $9.2 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•
Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At

December 29, 2019, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement, $46.7 million in standby letters of credit outstanding under our additional letter of credit facilities, $6.2 million of bank guarantees under our Australian facility, and $17.5 million under our United Kingdom facility.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019. To date, there have been no other material changes in our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At December 29, 2019, we had borrowings outstanding under the Credit Agreement of $335.0 million at a year-to-date weighted-average interest rate of 3.00% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of December 29, 2019, the notional principal of our outstanding interest swap agreements was $237.5 million ($47.5 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at December 29, 2019, was 3.69%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first quarters of fiscal 2020 and 2019. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2020 and 2019, 31.0% and 27.4% of our consolidated revenue, respectively, was generated by our international business. For the three-month periods ended December 29, 2019 and December 30, 2018, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $13.9 million compared to a decrease in equity of $23.3 million, respectively. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 29, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  On September 30, 2019, we adopted ASU 2016-02, "Leases (Topic 842)". In connection with the adoption, we implemented certain changes in our processes, systems, and controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first quarter of fiscal 2020, we generated 31.0% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

In the first quarter of fiscal 2020, we generated 46.1% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, Cost Accounting Standards ("CAS"), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the DoD security regulations, as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney's Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the first quarter of fiscal 2020, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of December 29, 2019, our goodwill was $937.1 million and other intangible assets were $14.1 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $7.8 million in fiscal 2019. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first three months of fiscal 2020.

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

To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S. GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at December 29, 2019 included approximately $14 million related to such claims.

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

Our backlog at December 29, 2019 was $3.2 billion, an increase of $73.9 million, or 2.4%, compared to the end of fiscal 2019. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2018, the Board of Directors authorized a stock repurchase program under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program. All repurchased shares were through open market purchases. The following table summarizes stock repurchase activity for fiscal 2019 and the first quarter of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	244,438	$86.64	$21,177
A summary of the repurchase activity for the three months ended December 29, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2019 – October 27, 2019	87,614	$85.25	87,614	$117,532
October 28, 2019 – November 24, 2019	88,030	87.80	88,030	109,803
November 25, 2019 – December 29, 2019	68,794	86.91	68,794	103,824

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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 29, 2019, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2020	TETRA TECH, INC.

	By:	/s/ Dan L. Batrack
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Steven M. Burdick
Steven M. Burdick
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian N. Carter
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)